Form 10-K
period 2003-12-31
JOURNAL COMMUNICATIONS INC
filed 2004-03-10
CIK 1232241

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number: 1-31805

JOURNAL COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	20-0020198
(State of incorporation)	(I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 224-2616

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class B-1 Common Stock, $0.01 par value per share

Class B-2 Common Stock, $0.01 par value per share

(title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: Not applicable.

Number of shares outstanding of each of the issuer’s classes of common stock as of March 2, 2004 (excluding 4,338,352 and 4,338,353 shares of class B-1 and B-2 common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at March 2, 2004
Class A Common Stock	20,192,742
Class B-1 Common Stock	14,971,517
Class B-2 Common Stock	38,300,624
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our April 29, 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

•	changes in advertising demand;

•	changes in newsprint prices and other costs of materials;

•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs available to our customers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting, telecommunications, and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	effects of bankruptcies and government investigations on customers for our telecommunications wholesale services;

•	the ability of regional telecommunications companies to expand service offerings to include intra-exchange services;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Permanent Capital Transaction

On May 9, 2003, the Wisconsin corporation then known as Journal Communications, Inc. and now known as The Journal Company (“Old Journal”), formed a wholly owned subsidiary then known as The Journal Company and now known as Journal Communications, Inc. (“New Journal”) for the purposes of facilitating the permanent capital transactions.

On September 29, 2003, the shareholders of Old Journal (including the Journal Employees Stock Trust (“JESTA”)), Matex Inc. and the Abert Family Journal Stock Trust (the latter two of which we refer to as the “Grant family shareholders”) effected a share exchange with New Journal pursuant to which JESTA and the Grant family shareholders exchanged each share of their Old Journal common stock for three shares of class B common stock (divided as equally as possible into class B-1 common stock and class B-2 common stock) and following which Old Journal became a wholly owned subsidiary of New Journal. JESTA then terminated and distributed the class B common stock that it received in the share exchange to its former unitholders on a three-shares-for-one-unit basis, with such shares divided as equally as possible into class B-1 common stock and class B-2 common stock. Each share of class B-1 and class B-2 shares are identical except for restrictions on when a holder can convert them into class A common stock and sell them to the public. Under the public sale restriction periods in our articles of incorporation, class B-1 and class B-2 shares may not be converted until September 17, 2004 or March 16, 2005, respectively. There is no public trading market for the class B common stock, although shares can be offered for sale to eligible purchasers under our articles of incorporation.

Immediately after the share exchange and immediately before the termination of JESTA and the closing of the initial public offering, the Grant family shareholders exchanged approximately 41.5% of their class B shares they received in the share exchange for 3,264,000 shares of class C common stock. The Grant family shareholders participated in the initial public offering for a certain number of shares of their class B common stock, which were convertible into class A common stock.

After the completion of our share exchange and the termination of JESTA, we effected an initial public offering of 19,837,500 shares of our class A common stock, of which 19,441,500 shares were sold by us and 396,000 by the Abert Family Journal Stock Trust. Net proceeds to us were approximately $266.6 million.

On October 3, 2003, we commenced our tender offer to purchase up to 22,674,401 shares, or approximately $340.1 million worth of our class B-1 common stock. The tender offer expired on November 3, 2003 and we purchased and immediately retired 19,999,752 shares, or approximately $300.0 million (plus related expenses) worth of class B-1 common stock. The purpose of the tender offer was to allow our class B shareholders, who are employee and former employee investors in JESTA, to obtain liquidity for a certain portion of their shares so that they could reduce their personal debt previously incurred to purchase units of beneficial interest in that trust. The tender offer was contemplated and disclosed to our shareholders prior to the share exchange and as part of the initial public offering in order to effect a “synthetic secondary” offering.

We refer to these series of transactions described above collectively as the “permanent capital transaction.” In this Annual Report on Form 10-K, the terms “we,” “us,” “our” and similar terms refer to New Journal.

Overview

We are a diversified media and communications company with operations in publishing, radio and television broadcasting, telecommunications and printing services. In newspaper publishing, we publish the Milwaukee Journal Sentinel, which serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area, and we publish more than 90 community newspapers and shoppers in eight states. We own and operate 38 radio stations and six television stations in 11 states. Through our subsidiary, Norlight Telecommunications, Inc., we provide telecommunications services through our large fiber optic network. We also provide a wide range of commercial and publication printing services including magazines, professional journals and documentation material, as well as electronic publishing, kit assembly and fulfillment. In 2003, our total operating revenue was $798.3 million, 58.6% of which was generated from our publishing and broadcasting operations, 18.7% from telecommunications and 22.7% from printing services and other operations.

We were founded in 1882 as a newspaper publisher serving Milwaukee, Wisconsin. Our media business mix was expanded in 1927 when we signed on WTMJ radio station, and again in 1947 when we put WTMJ-TV on the air. In 1937, Harry J. Grant founded our employee ownership plan, which contributed significantly to our company’s positive culture and growth through its termination in 2003. We believe employee ownership has served as a competitive advantage for our company since JESTA was established. And, even though JESTA no longer exists, we believe our new capital structure allows us to continue our longstanding tradition of employee ownership. We have been able to attract and retain motivated people who have a passion for the business and a level of commitment and sense of accountability that is heightened due to their participation in ownership. Our culture is reinforced by our strong commitment to high ethical standards.

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other.

The operating revenue generated by each operating segment, as a percentage of our consolidated operating revenue, for the last three years is shown below.

	2003	2002	2001
Publishing	39.7%	38.8%	39.6%
Broadcasting	18.9	19.1	16.7
Telecommunications	18.7	18.6	18.8
Printing Services	10.8	12.2	14.2
Other	11.9	11.3	10.7

Total	100.0%	100.0%	100.0%

More information regarding us is available at our website at www.jc.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Publishing

Our publishing business consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 39.7% of our operating revenue and 29.3% of our operating earnings for the year ended December 31, 2003. Within our publishing segment, our daily newspaper accounted for 69.3% of our publishing operating revenue and 87.3% of our publishing operating earnings in 2003. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation of all newspapers published in Wisconsin, with a circulation of approximately 438,000 on Sunday and 243,000 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2003 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number two in readership penetration among the 50 largest geographic markets in the United States, and the daily newspaper ranks number three. These rankings are calculated by dividing the number of adults reading the newspaper in a newspaper’s Metropolitan Statistical Area by the number of persons over the age of 18 in the newspaper’s MSA. The Milwaukee Journal Sentinel’s MSA, which ranks among the top 50 in the United States, consists of Milwaukee, Waukesha, Washington and Ozaukee counties. In addition, according to data published by the Audit Bureau of Circulations, for the six month period ended September 30, 2003, the Milwaukee Journal Sentinel’s Sunday circulation ranked number 23 in the United States.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com and OnWisconsin.com. Also, we have developed a subscription-based website, Packerinsider.com, dedicated to coverage of the Green Bay Packers, to which viewers must pay to subscribe. Our online revenue exceeded its direct operating costs for the first time in 2003, and we continue to seek ways to best serve the growing population interested in deriving news from the Internet.

Our new production facility, which became operational in March of 2003, is the largest capital investment in our history at a cost of $113 million. The 448,750 square-foot facility is on a 41-acre site in an industrial area in the village of West Milwaukee. The facility houses all printing, packaging, inserting, recycling and transportation processes for the Milwaukee Journal Sentinel. Our new presses and related printing processes are providing improved print reproduction quality and increased productivity, as well as additional opportunities for commercial printing revenue from third parties.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin and a small portion of northern Illinois. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

Our primary goal is to grow readership, circulation, revenue and margins in our five-county primary market area (which we refer to as our “PMA”). While our efforts center on this five-county region, we also actively seek expansion opportunities in nearby market areas. In order to achieve this goal, we have developed strategies based on the findings of the nationwide survey of 37,000 newspaper readers by the Readership Institute at Northwestern University. This study, conducted in 2001 in about 100 markets including Milwaukee, concluded that the most important objective for the newspaper industry is readership growth. The Institute identified four cornerstones for increasing readership growth: compelling content, a strong brand, over-the-top customer service and a constructive culture. We have adopted those cornerstones as our strategic imperatives. The Milwaukee Journal Sentinel is focused on increasing the appeal of both its editorial and advertising content in order to better meet readers’ interests and to make the paper easier to read and navigate. We have undertaken concentrated efforts to develop, implement, communicate and track strategies to grow our well-established brand. As one of our top customer service priorities, we are committed to on-time delivery. Finally, we are focused on enhancing our constructive, collaborative internal culture to support additional readership growth.

Although the penetration of the Milwaukee Journal Sentinel among southeastern Wisconsin readers is generally high, the newspaper still has significant growth potential, especially in targeted ZIP codes in which the newspaper’s penetration level remains low. As part of a targeted readership growth strategy, we undertook in 2003 a program called the “Milwaukee Initiative,” with discounted subscription and single copy offers and outreach programs at churches, educational institutions and apartment complexes. We believe this initiative helped increase circulation and subscription revenue and enhance our appeal to advertisers in Milwaukee County.

The following table sets forth our circulation data based on Audit Bureau of Circulations averages for the six-month periods ending September 30:

	Average Net Paid Circulation
	2003	2002	2001	2000	1999
Daily	242,609	240,637	253,768	277,027	284,515
Sunday	437,578	434,023	455,862	461,025	460,103

The increase in average net paid circulation from September 30, 2002 to September 30, 2003 was caused primarily by our “Milwaukee Initiative.” As a result, average net paid circulation increased by 0.8% for both our daily paper and our Sunday paper.

Circulation revenue accounted for 20.0% of our daily newspaper’s total operating revenue in 2003. The Milwaukee Journal Sentinel single copy prices are $0.50 for daily and $1.75 for Sunday in our PMA.

Advertising revenue accounted for 77.7% of our daily newspaper’s total operating revenue in 2003. We have set forth in the table below annual advertising volume for the Milwaukee Journal Sentinel (measured in column inches) and the number of preprints (which are individual customer’s advertisements that are provided by the customer and that are inserted into the newspapers) inserted into the Milwaukee Journal Sentinel’s daily and Sunday editions and its total market coverage (TMC) product, Weekend Plus, for the last five calendar years. We believe the advertising volume decline during 2003 in “full run” (which refers to advertisements that are published in all editions of the newspaper, as opposed to “part run” which refers to advertisements published in only certain editions of the newspaper) was a result of advertisers switching to preprints and direct mail and the downturn in employment advertising. We believe more advertisers are switching to preprints because preprints can offer better opportunities for targeted advertising, better print quality and, possibly, lower cost.

	Annual Advertising Linage
	2003	2002	2001	2000	1999
	(inches in thousands)
Full run in column inches	1,653.3	1,668.3	1,763.0	2,015.2	1,987.0
Part run in column inches	124.9	80.3	70.7	24.2	15.4

Preprint pieces (in millions)	834.6	760.5	719.5	665.7	659.0

Community Newspapers and Shoppers

We own and operate more than 90 community newspapers and shoppers and six printing plants through our subsidiary, Journal Community Publishing Group (formerly known as Add, Inc.). Advertising revenue and circulation revenue accounted for 68.6% and 3.0%, respectively, of our community newspapers’ and shoppers’ total operating revenue in 2003. We publish 40 shoppers with a combined circulation of more than 780,000 each week. Shoppers are free publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. These shoppers are delivered to various communities in Wisconsin, Ohio, Louisiana, Vermont and Massachusetts.

We publish 47 community newspapers, with a combined paid and unpaid circulation of more than 300,000 weekly. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news. These local newspapers serve communities in Wisconsin, Connecticut and Florida.

We also publish 11 niche publications that appeal to a very specific advertiser and reader. A few examples of the niche products are automotive and boating focused publications. We provide niche publications in Wisconsin, Louisiana, Florida and New York.

In addition to our publishing operations, we also provide commercial printing services including cold-web printing, sheet-fed printing, electronic prepress, bindery and inserting mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 28.4% of our community newspapers’ and shoppers’ total operating revenue in 2003.

Our community newspapers, shoppers and niche publication groups are:

	2003 Average Weekly Circulation	Number of
		Newspapers	Shoppers	Niche Publications
North Wisconsin	291,000	4	10	4
Ohio	204,000	—	9	—
This Week Papers—Wisconsin	194,000	—	11	—
Louisiana	151,000	—	2	3
New York/Connecticut	131,000	10	—	1
Hartland—Wisconsin	112,000	6	4	—
CNI Papers—Wisconsin	67,000	23	—	—
Florida	67,000	4	—	1
Vermont/Massachusetts	69,000	—	4	—
Mariner—Florida	47,000	—	—	2

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase approximately 95% of our estimated newsprint requirements from two suppliers. We pay market prices for quantities we determine will meet our requirements. The remaining 5% of our newsprint could come from these suppliers or from other suppliers in the spot market.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $478 in 2003 compared to an average net price per ton of $442 in 2002. Our consumption of newsprint decreased to 78,605 metric tons in 2003 from 79,774 metric tons in 2002, and our total cost of newsprint increased $1.6 million during 2003. Based on the average net price per ton in 2003 and consumption of newsprint in 2003, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.8 million.

The decrease in consumption in 2003 is primarily attributed to the smaller page size printed on the daily newspaper’s new presses. This decrease in consumption was partially offset by an increase in consumption attributed to obtaining new printing business at our community newspapers and shoppers.

Industry and Competition

Newspaper publishing is the oldest segment of the media industry. Metropolitan and community newspapers often represent the dominant medium for local advertising due to their importance to the communities they serve. We believe newspapers continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods and to maximize household reach. Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and paid circulation. These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, yellow pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, and customer service. On occasion, our businesses compete with each other for regional and local advertising, specifically in the Milwaukee market.

Advertising revenue is the largest component of a newspaper’s total operating revenue. Advertising rates at newspapers, free circulars and publications are usually based on market size, circulation, penetration, demographics and alternative advertising media available in the marketplace. Newspaper advertising revenue is cyclical. Our publishing business tends to see increased operating revenue due to increased advertising activity during certain holidays, in time for summer shopping and just prior to students returning to school. Advertising revenue is also generally affected by changes in national and regional economic conditions. Classified advertising is generally the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

Although there are several major national newspaper companies, we believe that the newspaper publishing industry in the United States remains highly fragmented. Many smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, we believe that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most markets cannot sustain more than one daily newspaper.

Broadcasting

Our broadcasting business is conducted through our wholly-owned subsidiary, Journal Broadcast Corporation (doing business as Journal Broadcast Group), and its subsidiaries, which together operate six television stations and 38 radio stations in 11 states. Our broadcasting business accounted for 18.9% of our operating revenue and 26.3% of our operating earnings for the year ended December 31, 2003. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our broadcasting business.

Our radio and television stations focus on providing targeted and relevant local programming that is responsive to the interests of the communities in which they compete. We promote a local focus that allows our stations and clusters to serve listeners, viewers and advertisers more effectively, strengthens each station’s brand identity and allows our stations to provide effective marketing solutions for local advertisers by reaching their targeted audiences.

Radio Broadcasting

Based on the Fall 2003 Arbitron ratings book, we have the number one station in terms of station audience rank in five of the eight markets in which our radio stations operate, including in Milwaukee where WTMJ-AM has been the top rated radio station for 30 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 38 radio stations since 1999. In 2003, operating revenue from radio operations accounted for 51.7% percent of our broadcasting operating revenue.

Our radio stations are:

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)	Total Stations in Market(2)	FCC License Class(3)
Milwaukee, WI
WTMJ-AM	Milwaukee, WI	1927	News/Talk/Sports	1	31	B
WKTI-FM	Milwaukee, WI	1940	Adult Contemporary	5	31	B

Omaha, NE
KOSR-AM	Omaha, NE	1995	Sports	19	23	C
KHLP-AM	Omaha, NE	1997	Talk	22	23	B
KEZO-FM	Omaha, NE	1995	Rock	1	23	C
KKCD-FM	Omaha, NE	1995	Classic Hits Hot Adult	9	23	C2
KSRZ-FM	Omaha, NE	1998	Contemporary	5	23	C
KOMJ-AM	Omaha, NE	1999	Adult Standards	11	23	B
KQCH-FM	Omaha, NE	1999	Contemporary Hits	10	23	C
KBBX-FM	Nebraska City, NE	1997	Regional Mexican	12	23	C1

Tucson, AZ
KFFN-AM	Tucson, AZ	1996	Sports Radio	23+	33	C
KMXZ-FM	Tucson, AZ	1996	Adult Contemporary Hot Adult	1	33	C
KZPT-FM	Tucson, AZ	1996	Contemporary	11	33	A
KGMG-FM	Oracle, AZ	1998	Rhythmic Oldies	13	33	C2

Knoxville, TN
WQBB-AM	Powell, TN	1998	Sports Hot Adult	16	21	D
WMYU-FM	Karns, TN	1997	Contemporary	12	21	A
WWST-FM	Sevierville, TN	1997	Contemporary Hits	3	21	C1
WKHT-FM	Knoxville, TN	1998	Rhythmic CHR	6+	21	A

Boise, ID
KGEM-AM	Boise, ID	1998	Adult Standards	12+	23	B
KJOT-FM	Boise, ID	1998	Rock	12+	23	C
KQXR-FM	Boise, ID	1998	Alternative Rock	2	23	C1
KTHI-FM	Caldwell, ID	1998	Classic Hits	3	23	C
KRVB-FM	Nampa, ID	2000	Adult Alternative	15	23	C
KCID-AM(4)	Caldwell, ID	1998	Oldies	N/A	23	C

Wichita, KS
KFTI-AM	Wichita, KS	1999	Classic Country	10+	22	B
KFDI-FM	Wichita, KS	1999	Country	1	22	C
KICT-FM	Wichita, KS	1999	Rock	5	22	C1
KFXJ-FM	Augusta, KS	1999	Classic Hits	9	22	C2
KYQQ-FM	Arkansas City, KS	1999	Regional Mexican Hot Adult	18	22	C
KMXW-FM	Newton, KS	2000	Contemporary	15	22	C1

Springfield, MO
KSGF-AM	Springfield, MO	1999	News/Talk	18	20	B
KTTS-FM	Springfield, MO	1999	Country Rhythmic	1	20	C
KSPW-FM	Sparta, MO	1999	Contemporary Hits	4	20	C2
KZRQ-FM	Mt. Vernon, MO	2003	Active Rock	9+	20	C3
KSGF-FM	Ash Grove, MO	2003	News/Talk	16+	20	C3

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)	Total Stations in Market(2)	FCC License Class(3)
Tulsa, OK
KFAQ-AM	Tulsa, OK	1999	Talk	9	28	A
KVOO-FM	Tulsa, OK	1999	Country	4+	28	C
KXBL-FM	Henryetta, OK	1999	Classic Country	4+	28	C1

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2003 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Friday between 6:00 a.m. and midnight. A “+” indicates a tie with another station in the market.
(2)	Includes stations qualified to be reported in the Fall 2003 Arbitron ratings book. In order to be qualified to be reported, a station must have received five or more minutes of listening in at least 10 diaries in the market from 6:00 a.m. to midnight, Monday through Sunday, during the survey period.
(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.
(4)	KCID-AM did not qualify to be reported in the Fall 2003 Arbitron ratings book.

We employ a variety of sales-related and programming strategies. Our sales-related strategy includes maximizing our share of the local advertisers’ advertising spending. We believe that developing local station “clusters” allows us to maximize market share because it allows us to offer a variety of format alternatives to reach a broader range of local advertisers. Our programming strategy includes developing and retaining local on-air talent to drive ratings. We have long-term contracts with many of our on-air personalities.

Our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for these organizations. Our advertising revenue could be adversely affected by changes in the professional sports industry, such as a relocation of one of the local professional sports teams from the Wisconsin market or the potential loss of exclusivity due to league or team initiatives such as pay-per-listen, satellite radio or Internet broadcast of games. In addition, we could lose our exclusive broadcast rights during periodic bidding, or suffer damage to the marketplace value of sports advertising due to factors such as a players’ strike, negative publicity or downturn in on-field performance of a team.

Most of our radio broadcasting operating revenue is generated from the sale of local advertising, with the balance generated from the sale of national advertising, political and issue advertising, network compensation and other sources. We base our advertising rates primarily on each station’s ability to attract audiences having certain demographic characteristics in the market areas which advertisers want to reach, as well as the number of stations competing in the market. Advertising rates generally are the highest during morning and evening drive-time hours. We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station. We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

In an effort to maximize our operating margins, we have implemented a continuing focus on cost reduction. Our cost control strategy includes a centralized management approach to certain functions such as engineering, IT, finance and human resources, in order to generate economies of scale and incorporate best practices.

We have successfully grown our radio group over the past several years by acquiring stations and aligning them in clusters within a market, in many cases building out the cluster around a lead station. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster. We currently intend to continue our acquisition program following our cluster strategy in certain existing and new mid-sized growth markets.

Television Broadcasting

Based on the November 2003 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in all of the six markets in which our television stations operate. As of November 2003, WTMJ-TV, our Milwaukee television station, had the top rated late night local newscast in its Designated Market Area in 46 of the previous 47 ratings periods (based on the percentage of the total potential household audience). In 2003, operating revenue from television operations accounted for 48.3% of our broadcasting operating revenue.

Our television stations are:

Station	Market	Year Acquired	Network Affiliation	Station Audience Rating (1)	Station Audience Share(1)	Total Stations in Market(2)
WTMJ-TV	Milwaukee, WI	1947	NBC	6	14	11
KTNV-TV	Las Vegas, NV	1979	ABC	3	7	12
WSYM-TV	Lansing, MI	1984	Fox	1	5	7
KMIR-TV	Palm Springs, CA	1999	NBC	3	9	10
KIVI-TV	Boise, ID	2001	ABC	3	11	7
KSAW-TV(3)	Twin Falls, ID	2001	ABC	1	5	6

(1)	Ratings equal the percentage of the total potential household audience in the Designated Market Area and shares equal the percentages of the audience in the Designated Market Area actually watching television. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2003 Nielsen ratings book.
(2)	Includes all television stations whose city of origin is within the Designated Market Area that meet the minimum reporting standards.
(3)	Low-power television station.

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and Fox) has a significant impact on the composition of the station’s programming, revenue, expenses and operations. The success of our NBC affiliate stations in Milwaukee and Palm Springs is partially attributable to the strong ratings NBC network programming has generated in recent years. Likewise, lower ratings at ABC have contributed to the relative underperformance at our Las Vegas and Boise stations. We believe all of our television stations are strong affiliates with good relationships with the respective networks.

In all of our markets and regardless of network affiliation, we focus on developing leading local news programming and contracting popular syndicated programming with the objective of maximizing our share of advertising spending in a given market. Based on the November 2003 Nielsen ratings book, we had the number one local late evening news program in two of our six markets (based on the percentage of the total potential household audience), including KMIR-TV in Palm Springs, California, and WTMJ-TV in Milwaukee.

We derive the vast majority of our television broadcasting revenue from advertising. Our television advertising revenue and rates in even-numbered years benefit from political, issue, and Olympics-related advertising. NBC has purchased the right to broadcast the Olympics through 2012, and we expect higher operating revenue in these years because the expected increased ratings for our two NBC affiliates will allow them to sell advertising at premium rates.

We intend to pursue additional acquisitions of television stations, particularly stations in mid-sized growth markets with potential for operating improvement. We may seek to add second stations in our existing markets and exploit other potential clustering or cross- ownership opportunities as they arise. We have made substantial investments in digital transmission conversion equipment at our stations and are fully compliant with FCC mandates on digital transmission. We do not currently anticipate significant additional future capital investment associated with our digital transmission conversion.

Industry and Competition

We compete with other radio and television stations, newspapers, cable television, satellite television, direct mail services, billboards, the Internet and, in the future, may also compete with the emerging satellite radio technology for advertising dollars. We believe some of the factors an advertiser considers when choosing an advertising medium include its overall marketing strategy and reaching its targeted audience in the most cost-effective manner. In both radio and television broadcasting, operating revenue is derived primarily from advertising. Ratings, which estimate the number of viewers or listeners tuning in to a given station, highly influence competition in broadcasting because they affect the advertising rates the broadcaster can charge — higher ratings generally mean the broadcaster can charge higher rates for advertising. Advertising rates for both the radio and television broadcast industries are also based upon a variety of other factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic makeup of the market served and the availability of alternative advertising in the market. By having a cluster of several stations within one market, we can offer advertisers the opportunity to purchase air time on more than one of our stations in order to reach a broader audience.

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers, primarily as a medium for local advertising. Changes in market demographics, the entry of competitive stations or the adoption of competitive formats by existing stations could result in lower ratings, which could in turn reduce advertising revenue. Technology can play an important role in competition as the ratings each station receives also depend upon the strength of the station’s signal in each market and, therefore, the number of listeners who have access to the signal. We continue to invest in the technology needed to maintain, and where possible, strengthen our signals.

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and Fox). The second category comprises stations affiliated with newer national networks, such as UPN, WB and Paxson Communications Corporation (or PAX TV). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the operating revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by us are determined by each station, which receives all of the operating revenue, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station’s programming and market size.

Seasonal operating revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year. This coincides with increased advertising around certain holidays. The second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the broadcast industry in general and the operating revenue of individual television and radio stations.

Telecommunications

We conduct our telecommunications business through our subsidiary, Norlight Telecommunications, Inc., which provides both wholesale telecommunications services, sometimes referred to as “carrier services,” and business-to-business telecommunications services, sometimes referred to as “enterprise services,” or “commercial services.” We have operated our telecommunications business for more than 30 years, and during this time it has emerged as a premier service provider focused in the Great Lakes region. Our telecommunications business accounted for 18.7% of our operating revenue and 34.3% of our operating earnings for the year ended December 31, 2003. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our telecommunications business.

Our wholesale telecommunications business provides network transmission solutions for other telecommunications carriers, including interexchange (nationwide long distance) carriers, wireless carriers, Internet service providers, incumbent local exchange carriers and competitive local exchange carriers in order to provide voice, video, data and Internet applications for their customers in mid to smaller-sized cities in the Great Lakes Region. Our business-to-business service provides integrated voice and data communications solutions, specifically dedicated circuits, frame relay (statistically multiplexed packet data service), ATM (Asynchronous Transfer Mode—a very high speed transmission technology), Internet access and switched voice services (pay-by-the-minute long distance including domestic, international and calling card services) to small and medium sized businesses in the upper Midwest. Our satellite and video services provide terrestrial and satellite transmission of broadcast quality video signals to broadcast, entertainment and sports industries, educational institutions and businesses.

The foundation for our telecommunications success has been our customer-loyalty-focused strategy. Our telecommunications business generally receives high marks for strong brand recognition and for customer satisfaction, with the results of a 2003 survey conducted by Peregrine Marketing Research showing a 98.0% customer satisfaction rating. This strategy reflects the view that the continued and future success of our telecommunications business is dependent upon reliability and responsiveness to customers. Each customer has its own dedicated account team to manage and design effective telecommunications solutions.

We operate 3,794 route miles of fiber optic network connecting Wisconsin, Michigan, Indiana, Minnesota, Illinois, Iowa and Ohio. We also have an additional 669 route miles that are available for future network traffic. The network is designed to carry telecommunications traffic to second (population sizes from 50,000 to 500,000) and third tier markets (population sizes less than 50,000) within its footprint. The transport layer of the network uses SONET (Synchronous Optical Network) technology to transport digital signals. The network is configured in a ring physical topology, with multiple fibers providing redundancy. Given this configuration, in the event that an individual fiber strand suffers a catastrophic failure, traffic is automatically re-routed to avoid service interruption. Our network terminates in many smaller cities such as Green Bay, Wisconsin, Battle Creek, Michigan and Rochester, Minnesota, as well as first-tier markets. This ability to provide our customers with deeper direct penetration differentiates us from many of our competitors. Pricing to and from these markets has also experienced somewhat less pressure than in the larger cities.

MCI and Global Crossing together accounted for 18.0% and 20.1% of our telecommunications revenue in 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and emerged in December 2003. We continue to provide services to Global Crossing and receive advance or timely payment for those services; however, under our current arrangement, Global Crossing may terminate circuits not under contract upon 30 days’ notice. Currently, a majority of the circuits are not under contract. We are currently negotiating a renewal service contract with Global Crossing and expect to complete negotiations in 2004. MCI filed for Chapter 11 bankruptcy protection in July 2002 and expects to emerge in 2004. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating a contract extension for our current contract. The new contracts for both Global Crossing and MCI will likely result in changes to the services we provide, which could include the disconnection of certain existing circuits, the addition of new services and circuits and re-pricing of most if not all of the existing business. The loss of this business from either of these two customers would have a significant adverse effect on our results of operations.

Industry and Competition

Norlight operates in the Inter-exchange Transport Services segment of the telecommunications market. Its competitors consist of multiple large national carriers such as AT&T, MCI, Global Crossing and Sprint; regional carriers, such as McLeodUSA Telecommunications, US Signal, TDS Telecom; and local exchange carriers, such as SBC Communications, Verizon and Qwest Communications.

We believe the ongoing financial struggle within the telecommunications industry will continue. Overcapacity and aggressive competition continue to be significant issues leading to price instability. Our telecommunications business has had timely access to financial resources from us, which would enable it to expand its network to meet service needs or pursue sales opportunities. We believe our ability to react quickly by executing custom-designed integrated solutions to meet customer requests is a significant point of positive differentiation in the current market. We further believe that the responsive, customer-focused approach of our sales teams and technical staff, coupled with high quality service offerings, is a significant competitive advantage.

Printing Services

Our printing services business is conducted through our subsidiary IPC Print Services, Inc. Our printing services business accounted for 10.8% of our operating revenue and 3.3% of our operating earnings for the year ended December 31, 2003. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our printing services business.

IPC, which was founded in 1949 and acquired by us in 1992, provides a wide range of commercial and publication printing services including magazines, professional journals and documentation material, as well as electronic publishing, kit assembly and fulfillment. The foundation of our printing business includes printing scientific, medical and technical journals and magazines. We generally utilize conventional and electronic pre-press processes, web and sheet-fed printing and complete bindery and finishing in our printing processes. We are also a Microsoft-authorized replicator of certificates of authenticity applied to various software products. All of these markets are served through our direct national sales force.

The printing services industry is highly competitive and generally characterized by lower operating margins. As a result, we maintain an aggressive approach to managing costs. We recently shut down certain unprofitable operations and implemented other cost containment initiatives. In addition, we consistently seek opportunities to grow revenue through existing or new business. For example, we believe there are opportunities for growth in providing printing products and services to OEMs (original equipment manufacturers). We believe our experience in providing these services to the technology marketplace is a competitive advantage, and we intend to leverage that advantage by expanding our services to other OEMs including industrial and consumer products OEMs.

Dell Computer Corporation accounted for 29.1% and 38.4% of our printing services revenue in 2003 and 2002, respectively. We believe the revenue decline from this customer has stabilized, for the time being, but the computer industry remains volatile. The loss of this business could have a material adverse effect on our results of operations.

Industry and Competition

The printing services industry has continued to experience consolidation over the last few years. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than us in size with broader product offerings. The major competitive factors that impact our printing services business are price and schedule flexibility, customer service and finished products quality, time to market and distribution capabilities.

We compete with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry that has increased competition. Rapid technological changes as well as a more global marketplace, both in terms of supply and demand, have also brought new competitors to the marketplace. To lessen exposure to larger competitors with greater resources, we focus generally on specialized markets with small- to medium-sized print run requirements where we can achieve market differentiation and gain competitive advantages through knowledge of the market and the ability to offer high quality solutions to customers.

Other

Our other businesses consist of our label printing business conducted through our subsidiary, NorthStar Print Group, and our direct marketing services business conducted through our subsidiary, PrimeNet Marketing Services. These businesses, along with corporate expenses, accounted for 11.9% of our operating revenue and 6.8% of our operating earnings for the year ended December 31, 2003. See Note 13 to our Consolidated Financial Statements for additional financial information regarding these businesses.

Our label printing business has three production facilities in Wisconsin and Michigan’s Upper Peninsula and produces glue-applied, in-mold, and pressure sensitive labels for the beverage, automotive products, household chemical and other major industries. Our label printing business is dedicated to providing all of its customers with exceptional performance and flexibility. SAB/Miller Brewing Company accounted for 45.3% of our label printing business’ revenue in 2003. In 2003, our label printing business was in the third year of a five-year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Our direct marketing business provides nationwide direct marketing support services to marketers of automotive, retail, publishing, financial and other services. Our direct marketing business is committed to providing innovative data, print and mail solutions that are on time and right.

Compliance with Environmental Laws

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. However, there can be no assurance that compliance with existing or new environmental laws and regulations will not require us to make future expenditures.

Regulation

Our businesses are subject to regulation by governmental authorities in the United States and in the various states in which we operate.

Television and Radio Regulation

Introduction

Our television and radio broadcasting operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (which we refer to as the Communications Act). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast and other uses; grants permits and licenses to construct and operate television and radio stations for particular frequencies; issues, revokes, modifies and renews radio and television broadcasting licenses; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; regulates the content of some forms of programming; adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations; and has the power to impose penalties for violations of its rules.

Licensed broadcast stations must pay FCC regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, closed captioning of certain television programming, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. Additionally, the FCC’s rules require licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts. Television stations are also required to broadcast a minimum of three hours per week of “core” children’s educational programming, which must be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children’s programming reports required to be placed quarterly in the stations’ public inspection files and filed quarterly with the FCC.

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. Failure to observe the provisions of the Communications Act and the FCC’s rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the withholding of approval for acquisition of additional broadcast properties.

Broadcast Licenses/Renewals

The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum eight years). Generally, the FCC renews broadcast licenses upon a finding that: (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses and we are not currently aware of any facts that would prevent their timely renewal.

Ownership Restrictions

The Communications Act and FCC rules and policies include a number of limitations regarding the number and reach of broadcasting properties that any person or entity may own, directly or by attribution. FCC approval is also required for transfers of control and assignments of licenses.

The FCC is required to review biennially the following media ownership rules and to repeal or modify any rules it determines to be no longer in the public interest: the Broadcast-Newspaper Cross-Ownership Rule; the Local Radio Ownership Rule; the Television-Radio Cross-Ownership Rule; the Dual Network Rule; the Local Television Ownership Rule; and the National Television Ownership Rule. In a decision adopted June 2, 2003, the FCC decided to relax many of these rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties have sought reconsideration of the new rules and others filed judicial appeals. The Third Circuit Court of Appeals, which was selected by lottery to hear the appeal of the new rules, granted a stay of the new rules on September 3, 2003. The rules that were in effect prior to June 2, 2003 will remain in effect until the appeals are resolved. A number of legislative proposals have been introduced in Congress, ranging from bills that would repeal entirely the FCC’s decision to relax the media ownership rules to bills that would adjust a single rule. We cannot predict the outcome of any of these appeals, requests or legislative proposals.

Under the currently effective Broadcast-Newspaper Cross-Ownership Rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a television station and a daily English-language newspaper in the same market if the television station’s Grade A contour encompassed the entire community in which the newspaper was published. Our media operations in Milwaukee were grandfathered under this rule. Under the new rule that has been stayed, a party may have an attributable interest in a television station, radio stations up to one half of the local radio station limit (see below), and a daily newspaper if the television market has between four and eight television stations. In markets with nine or more television stations, there are no longer any broadcast-newspaper cross-ownership restrictions.

Under both the currently effective and the new stayed, Local Radio Ownership Rules, the number of radio stations an entity may own in a given market is dependent upon the size of that radio market. Specifically, in a radio market with 45 or more commercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 commercial radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer commercial radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in such market. This rule was retained by the FCC in the June 2, 2003 order, except that for stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is no longer based on technical service areas of the combined stations, but on the radio market to which Arbitron assigns the affected radio stations. For stations that are not in an Arbitron market, market definition remains based on technical service areas.

The currently effective Television-Radio Cross-Ownership Rule generally allows common ownership of one or two television stations and up to six radio stations in any market where at least 20 independent voices would remain post-combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain post-combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same-market, commercial and noncommercial broadcast television and radio stations, newspapers of certain circulation, and a cable system of sufficient size. Under the new, stayed, rule, cross-ownership of television stations and radio stations is not limited in television markets with four or more television stations so long as there is no newspaper ownership.

The Dual Network Rule permits a television broadcast station to affiliate with a network that maintains more than one broadcast network, unless the dual or multiple networks are composed of a combination between ABC, CBS, Fox, or NBC. This rule was retained by the FCC in its June 2, 2003 decision.

Under the currently effective Local Television Ownership Rule, absent a waiver, an individual (or entity) cannot have attributable interests in more than one television station in a market, unless the market would have at least eight independent television voices after the combination and at least one of the stations was not one of the top-four-rated stations in the television market or unless the stations’ Grade B contours did not overlap. Under the new, stayed, rule, common ownership of up to three television stations is permitted in markets with 18 or more television stations. Common ownership of up to two television stations is permitted in television markets with between five and 17 television stations. Ownership of just one television station is permitted in television markets with fewer than five television stations. The new rules do not permit combinations of two or more of the top-four-rated television stations in any market. In its June 2, 2003, order, the FCC also relaxed the standards for obtaining a waiver of the Local Television Ownership Rule. While the FCC will continue to entertain waiver requests for (i) “failed” (e.g., bankrupt) stations and for stations that have not been constructed due to financial difficulties; or (ii) “failing” stations (i.e., stations with a negative cash flow and less than a four-share all-day audience rating) applicants will no longer be required to demonstrate that an attempt was made to sell the failing station to an out-of-market buyer, the FCC will now also consider waivers of the “top-four ranked” restriction in markets with 11 or fewer television stations based on a consideration of whether the combination will (a) reduce a significant disparity between the combining stations and the dominant station(s) in the market; (b) facilitate the transition to digital for one or both of the stations; and (c) affect localism and viewpoint disparity.

Congress recently passed legislation to codify the National Television Ownership Rule. Under the new law, any entity is prohibited from controlling television stations the combined audience reach of which exceeds 39% of the television households in the United States. Under the FCC’s rules, the number of households served by UHF stations is discounted by 50% for the purposes of this calculation.

Digital Television

The FCC has approved technical standards and channel assignments for digital television (“DTV”) service. DTV will permit broadcasters to transmit video images with higher resolution than existing analog signals and broadcast in multiple streams with various programs on one channel. The U.S. Congress and the FCC have directed all U.S. television stations to transition from analog to digital format, which will (i) enable stations to transmit high-definition television (or several channels of standard definition television) and data, and (ii) reduce the amount of spectrum needed for broadcast television to the spectrum located between what are now television channels 2 through 51 (called the “core spectrum”).

During the digital television transition period, all established television stations have been allocated a separate 6-megahertz channel on which to conduct digital operations. Beginning in April 2003, every station had to simulcast at least half of its analog programming in a digital format on its digital channel, with the simulcast percentage increasing to 100% by April 2005.

To the extent a station has “excess” digital capacity (i.e., digital capacity not used to transmit a single free, over-the-air video program), it may elect to use that capacity in any manner consistent with FCC technical requirements, including data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity for such “ancillary or supplementary” services, it must pay the FCC 5% of the gross revenues realized from such “feeable” services.

The transition to DTV is to occur, if not delayed pursuant to statute, by December 31, 2006. The FCC is required to reclaim the non-core spectrum from broadcasters unless certain conditions are not met, including that digital-to-analog be generally available and that at least 85% of TV households in a given market have access to digital broadcast signals either over-the-air or through cable or satellite. At the end of the transition period, broadcasters will be required to return one of the two channels to the FCC and broadcast exclusively in digital format.

The effect digital broadcasting will have on us remains to be seen. Like other television broadcasters, we have made substantial capital investments for digital transmission equipment in order to meet the FCC’s mandates. The opportunities provided by digital broadcasting are all in the formation stages. In November 2000, WTMJ-TV became the first commercial television station in Milwaukee to broadcast digitally on WTMJ-DT. We have completed and paid for the installation of High Definition transmission in facilities at each of our television stations and each station is broadcasting in High Definition in accordance with standards set forth by the FCC.

Relationship With Cable/Satellite

A number of provisions of the Communications Act and FCC regulations regulate aspects of the relationship between broadcast television and subscriber services such as cable and satellite. The rules generally provide certain protections for broadcast stations, for whom cable and satellite services are both an important distribution channel and a provider of competing television channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s analog programming to their subscribers within the station’s market (the so-called “must-carry” rule). Alternatively, a station can elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as a “retransmission consent.” A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the cable operator and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. A station that fails to notify a cable system of its election is presumed to have elected must-carry.

A similar arrangement governs carriage of local broadcast channels by satellite television. A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market. However, as of January 1, 2002, if a satellite provider chooses to provide even one local station to its subscribers in a defined market area, the provider also must transmit locally every other station in that market that elects must-carry status. (As with cable, stations may opt to pursue retransmission consent agreements.) A local television station that fails to make any election is deemed to have elected retransmission consent and is not guaranteed carriage. A satellite provider need not carry a station on any particular channel, but all channels from the same market must be contiguous. The first carriage election applies until December 31, 2005. After this initial term, all successive periods will be three years long, consistent with cable must-carry periods.

Telecommunications

Federal

The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as incumbent local exchange carriers (“ILECs”) that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as Norlight. The FCC permits these nondominant carriers to provide domestic interstate services (including long distance and local access services) without prior authorization; but it requires carriers to receive an authorization to provide or resell international telecommunications services, between the United States and international points and to publish rates and terms of service. We have obtained FCC authorization to provide international services on a facilities and resale basis. On February 20, 2003, the FCC adopted new rules in its Triennial Review proceeding concerning the obligation of incumbent local exchange carriers under the Telecommunications Act of 1996 (“the 1996 Act”) to make unbundled elements of their networks available to new local entrants like Norlight. The FCC, among other matters, gave individual state regulators a larger role in determining whether, and to what extent the ILECs should be required to provide a platform of unbundled elements (“UNE-P”) to competitors at rates based on an incremental costing methodology known as TELRIC. The FCC order also restricted the extent to which competitive service providers will be able to acquire the DSL spectrum on local loops from the ILECs, and increases the rates they will be required to pay. On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit struck down much of the FCC’s order. The court upheld the FCC’s limitations on competitor access to ILEC broadband facilities, but vacated the FCC’s UNE-P scheme as an unlawful delegation of responsibility to the states. The FCC is reportedly considering whether to seek Supreme Court review of the D.C. Circuit’s decision before revising its unbundling rules again. The impact of the rules on our telecommunications operations is therefore highly uncertain and difficult to predict.

The 1996 Act contains special provisions that modify previous court decrees that prevented the Bell Operating Companies (“BOCs”) from providing long distance services. These provisions permit a BOC to enter the long distance market in its traditional service region if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that, in each state for which it seeks long distance authority, the BOC has entered into interconnection agreements with new local entrants that satisfy a 14-point “checklist” of competitive requirements, and the FCC is satisfied that the BOC’s entry into long distance markets is in the public interest. To date, the FCC has approved BOC petitions to provide in-region long distance service in every state in which Norlight competes.

The FCC has to date treated Internet service providers (“ISPs”) as information service providers, which are exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to a universal service fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax, and other requirements may apply to our provision of Internet access services. We cannot predict the likelihood that state, federal or foreign governments will impose additional regulation on our Internet business, nor can we predict the impact that future regulation will have on our operations.

On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the 1996 Act. In that Report, the FCC stated, among other things, that the provision of transmission capacity to ISPs constitutes the provision of “telecommunications” or “telecommunications service” and is, therefore, subject to universal service contributions. The FCC indicated that it would reexamine its policy of not requiring an ISP to contribute to the universal service mechanisms when the ISP provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution by a facilities-based ISP would be related to the ISP’s provision of the underlying telecommunications services. In the Report, the FCC also indicated that it would examine the question of whether certain forms of “phone-to-phone Internet Protocol telephony” are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services.

On October 18, 2002, AT&T Corporation filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched interexchange calls and that it is lawful to provide such service through local end user services. Comments were filed with the FCC in response to the AT&T petition, and it is unclear when the FCC might rule on the question presented. We cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect our operations or impose additional requirements, regulations or charges upon our provision of Internet access and related Internet Protocol-based voice, telephony and backbone services. The Communications Act requires that providers of common carrier telecommunications service contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC. The FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors’ interstate and international revenues derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. Pursuant to federal regulations, we pay these contributions and recover the cost through a surcharge to our retail customers. The amount of our contributions varies each quarter based upon the total amount of federal universal service support being provided under the FCC’s federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier’s contributions, and the proportion of our assessable revenues derived from domestic end users for non-common carrier telecommunications or common carrier telecommunications services to, for all contributors, the total amount of assessable revenues derived from domestic end users for telecommunications or telecommunications services. The extent to which our services are viewed as non-common carrier telecommunications or common carrier telecommunications services or as unregulated information services will also affect our contributions.

On December 13, 2002, the FCC adopted a Report and Order modifying the current method of carrier contributions to the universal service fund to impose universal service contributions on the basis of projected, collected end-user interstate revenues. This revised methodology is intended to operate as an interim solution only, subject to further revision following the comments in response to the Commission’s Second Further Notice of Proposed Rulemaking included in this Order. The interim changes adopted by the FCC will not have a material impact on the amount of our contributions. In the Second Further Notice, the FCC seeks comment on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund.

We are unable to predict the changes, if any, the FCC will adopt and the cumulative effect of any such changes on our total universal service contribution payments.

In 1999, the FCC strengthened its existing collocation rules to encourage competitive deployment of high-speed data services. The order, among other things, restricted the ability of ILECs to prevent certain types of equipment from being collocated and required ILECs to offer alternative collocation arrangements that will be less costly. Early in 2000, the D.C. Circuit struck down several aspects of the collocation order and remanded it back to the FCC for further consideration. In response to the remand, the FCC released an order in August 2001. In that order, the FCC found that multifunctional equipment could be collocated only if the primary purpose and function of the equipment is for the CLEC to obtain “equal in quality” interconnection or nondiscriminatory access to UNEs. The FCC also eliminated its rules that gave new local entrants the option of picking their physical collocation space. Following this remand order, several ILECs filed petitions for review with the D.C. Circuit. In June 2002, the D.C. Circuit issued its decision in Verizon Telephone Companies v. FCC upholding the FCC’s collocation rules in their entirety and denying the ILEC petitions for review.

In 2001, 2002 and 2003, the FCC initiated several proceedings that may have an effect on how the FCC regulates local competition and broadband services as well as how it assesses universal service contribution requirements. Because the FCC has not released orders adopting new regulations governing these issues, we are unable to assess the potential effect at this time.

State

The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services will be introduced.

State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We are currently authorized to provide interexchange telecommunications services in all states and jurisdictions where our telecommunications business is operating.

We are currently pursuing a strategy intended to provide additional local service alternatives to our customers. Using means such as interconnection agreements or collocation arrangements, among others, we intend to secure improved service levels at a reduced cost for the “last mile” of service connection. To facilitate obtaining this path from our point-of-presence to the local exchange authority central office (the last mile), we are in the process of securing local exchange authority in a number of states in which we conduct business. We have approved interconnection agreements with SBC in Wisconsin, Michigan, Illinois, Indiana and Ohio, and with Qwest in Minnesota, and will be required to obtain and maintain interconnection agreements with other ILECs where we wish to provide local service or otherwise utilize unbundled elements of resale.

Local

Our networks will be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we will need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured may not be available to us on economically reasonable or advantageous terms.

Employees

As of December 31, 2003, we and our subsidiaries had approximately 4,000 full-time and 1,700 part-time employees compared to approximately 4,300 full-time and 1,800 part-time employees at December 31, 2002. The decrease in the number of employees is a result of workforce reduction programs, business divestitures, and attrition. Currently, there are 13 bargaining units representing approximately 900 (or approximately 16%) of our total number of employees. We have various collective bargaining agreements with these bargaining units. All of these agreements will expire within the next two years.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good condition, and suitable for present operations. There are no material encumbrances on any of our owned properties or equipment. The following are the principal properties operated by us and our subsidiaries in which the approximate areas are reported in square feet, as of December 31, 2003:

	Owned	Leased
Publishing
Printing plants, newsrooms, offices, warehouses and a garage located in:
Milwaukee, WI (1)	596,000	77,000
West Milwaukee, WI (2)	449,000	—
Cedarburg, WI	16,000	—
Waukesha, WI	—	23,000
Wauwatosa, WI	20,000	—
Sturtevant, WI	—	11,000
New Berlin, WI	15,000	21,000
Madison, WI	—	10,000
Menomonee Falls, WI	12,000	—
Waupaca, WI (3)	58,000	—
Hartland, WI	58,000	—
Appleton, WI	—	5,000
Mukwonago, WI	—	6,000
Elkhorn, WI	—	5,000
Waterford, WI	—	7,000
Oconomowoc, WI	—	8,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	9,000	—
Fond du Lac, Sheboygan, Beaver Dam, Johnson Creek, Germantown Muskego, Port Washington, Whitewater, Jefferson, Marshfield, Merrill, Oshkosh, Seymour, Stevens Point, Menomonee Falls, Wausau, Antigo and Wisconsin Rapids, WI	6,000	42,000
Shelton, CT	—	7,000
Trumbull, CT	86,000	—
Venice, Orange Park, Sarasota and Ponte Vedra, FL	—	11,000
Baton Rouge and Kenner, LA	—	28,000
New Orleans, LA	—	53,000
Dalton and Lee, MA	—	3,000
Carroll, OH	37,000	—
Cambridge, Chilicothe, Circleville, Coshocton, Logan, New Lexington, Newark, and Zanesville OH	10,000	12,000
Bennington and Manchester Village, VT	—	13,000
Pound Ridge, NY	—	1,000

	Owned	Leased
Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	109,000	—
Las Vegas, NV	22,000	—
Lansing, MI	2,000	13,000
Palm Springs, CA	19,000	1,000
Omaha, NE (4)	13,000	15,000
Tucson, AZ	1,000	9,000
Knoxville, TN	26,000	—
Boise, ID	49,000	13,000
Wichita, KS (5)	23,000	6,000
Springfield, MO	2,000	16,000
Tulsa, OK	22,000	1,000

Telecommunications
Offices and satellite antennae located in:
Brookfield, WI (3) (6)	—	73,000
Green Bay, WI	—	3,000
Madison, WI	—	2,000
Afton, WI	4,000	—
Skokie, IL	—	6,000
Chicago, IL		6,000
Buffalo Grove, IL		1,000
Grand Rapids, MI		2,000
Lansing, MI	—	2,000
Indianapolis, IN	—	2,000
St. Paul, MN	—	3,000

Printing services
Offices, printing plants and warehouses located in:
St. Joseph, MI (3)	—	333,000
Lebanon, TN	—	11,000
Austin, TX	—	11,000
Foothill Ranch, CA (7)	—	201,000
San Jose, CA (8)	—	368,000

Label printing
Offices, printing plants and warehouses located in:
Norway, MI	133,000	—
Watertown, WI (3)	63,000	22,000
Green Bay, WI	40,000	—
Milwaukee, WI (9)	128,000	—

Direct marketing services
Offices, plants and warehouses located in:
St. Paul, MN (3)	—	87,000
Clearwater, FL	—	38,000
Milwaukee, WI	—	20,000

(1)	Includes our corporate headquarters and the Milwaukee Journal Sentinel’s business and editorial offices.
(2)	New production facility housing printing, packaging, inserting, recycling and transportation operations of the Milwaukee Journal Sentinel.
(3)	Includes our business operations’ headquarters office.
(4)	Excludes 9,000 square feet building under construction to be placed in service in 2004.
(5)	Includes 4,700 square feet not in use.
(6)	Includes 5,100 square feet not in use.
(7)	138,000 square feet is sublet to third parties pursuant to subleases expiring June 2005. 63,000 square feet is not in use.
(8)	Property is sublet to third parties pursuant to subleases that expire in February 2006.
(9)	Property is currently not in use and held for sale.

ITEM 3.	LEGAL PROCEEDINGS

See Note 9 in our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of March 2, 2004.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	53
Douglas G. Kiel	President and Director	55
Paul M. Bonaiuto	Executive Vice President and Chief Financial Officer	53
Anne M. Bauer	Vice President and Controller	39
James J. Ditter	Vice President	42
Robert M. Dye	Vice President of Employee Investor Relations	56
Carl D. Gardner	Vice President	47
Richard J. Gasper	Vice President	60
Daniel L. Harmsen	Vice President of Human Resources	48
Mark J. Keefe	Vice President	44
Kenneth J. Kozminski	Vice President	38
Paul E. Kritzer	Vice President, Secretary and General Counsel-Media	61
Mary Hill Leahy	Senior Vice President and General Counsel	49
Scott H. McElhaney	Vice President	47
James P. Prather	Vice President	46
Keith K. Spore	Senior Vice President	61
Mary Alice Tierney	Vice President of Corporate Communications	53
Karen O. Trickle	Vice President and Treasurer	47

Steven J. Smith is Chairman of the Board and Chief Executive Officer. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998. Mr. Smith was President from September 1992 to December 1998. Mr. Smith is a member of the Executive Committee, and has been a director since 1987.

Douglas G. Kiel is President. Mr. Kiel was elected President in December 1998. In addition, Mr. Kiel has been the Chief Executive Officer of Journal Broadcast Group since December 2001. He was Executive Vice President between June 1997 and December 1998 and President of Journal Broadcast Group from June 1992 to December 1998. He has been a director since 1991.

Paul M. Bonaiuto is Executive Vice President and Chief Financial Officer. Mr. Bonaiuto was elected Executive Vice President in June 1997 and Chief Financial Officer in January 1996. Mr. Bonaiuto was Senior Vice President between March 1996 and June 1997.

Anne M. Bauer is a Vice President and Controller. Ms. Bauer was elected Vice President and Controller in June 2000. She was Controller from January 1999 to June 2000 and Assistant Controller from January 1995 to January 1999.

James J. Ditter is a Vice President. Mr. Ditter was elected Vice President in September 1995. In addition, Mr. Ditter has been President of Norlight Telecommunications since September 1995.

Robert M. Dye is Vice President of Employee Investor Relations. Mr. Dye was elected Vice President of Employee Investor Relations in September 2003. Mr. Dye was Vice President of Corporate Affairs from June 2000 to September 2003 and Vice President of Corporate Communications from March 1990 to June 2000.

Carl D. Gardner is a Vice President. Mr. Gardner was elected Vice President in June 1999. In addition, Mr. Gardner has been the President—Radio, Journal Broadcast Group since December 1998.

Richard J. Gasper is a Vice President. Mr. Gasper was elected Vice President in June 1996. In addition, Mr. Gasper has been the President of NorthStar Print Group since January 1996.

Daniel L. Harmsen is Vice President of Human Resources. Mr. Harmsen was elected Vice President of Human Resources in March 1996.

Mark J. Keefe is a Vice President. Mr. Keefe was elected Vice President in March 1996. Mr. Keefe has also been President of PrimeNet Marketing Services since October 1995.

Kenneth L. Kozminski is a Vice President. Mr. Kozminski was elected Vice President in December 1999. In addition, Mr. Kozminski has been President of IPC Print Services since July 1999. He was Vice President and General Manager of Eastern Region-IPC Print Services from July 1998 to July 1999.

Paul E. Kritzer is Vice President, Secretary and General Counsel-Media. Mr. Kritzer was elected Vice President and General Counsel-Media in July 2001 and Secretary in September 1992. In addition, Mr. Kritzer was Vice President—Legal from June 1990 to July 2001.

Mary Hill Leahy is Senior Vice President and General Counsel. She was elected Senior Vice President and General Counsel in May 2003. Prior thereto, she served as Vice President and General Counsel-Business Services since July 2001. Ms. Leahy was General Counsel Americas, GE Medical Systems, a developer and manufacturer of medical diagnostic equipment, from January 1999 to July 2001; and Counsel for Products and Distribution, GE Medical Systems from June 1997 to January 1999.

Scott H. McElhaney is a Vice President. He was elected Vice President in December 2002. In addition, Mr. McElhaney has been President of Journal Community Publishing Group since November 2002. He was General Manager and Publisher of our CNI newspapers group from May 2001 through November 2002. Mr. McElhaney was Executive Vice President and Chief Operating Officer of Fancy Publications, a national specialty publications company, from January 1998 to February 2001.

James P. Prather is a Vice President. Mr. Prather was elected Vice President in March 1999. In addition, Mr. Prather has been Senior Vice President and President of News, Journal Broadcast Group and President and General Manager of KTNV-TV since August 2003. Mr. Prather was President—Television, Journal Broadcast Group from December 1998 to August 2003 and General Manager of WTMJ-TV from 1995 to August 2003.

Keith K. Spore is Senior Vice President. Mr. Spore was elected Senior Vice President in September 1995. In addition, Mr. Spore has been President of Journal Sentinel since July 1995 and Publisher of the Milwaukee Journal Sentinel since June 1996.

Mary Alice Tierney is Vice President of Corporate Communications. Ms. Tierney was elected Vice President of Corporate Communications in June 2000. Ms. Tierney was Communications and Corporate Affairs Manager from August 1999 to June 2000; Corporate Affairs Manager from March 1999 to August 1999; and Vice President of Communications and Community Affairs for Journal Broadcast Group Inc. from June 1994 to August 1999.

Karen O. Trickle is Vice President and Treasurer. Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999.

There are no family relationships between any of the executive officers. All of the officers are elected annually at the first meeting of the board of directors held after each Annual Meeting of Shareholders. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

We are authorized to issue 170 million shares of class A common stock; 60 million shares of class B-1 common stock; 60 million shares of class B-2 common stock; 10 million shares of class C common stock; and 10 million shares of preferred stock. After the expiration of the public sale restriction periods for our class B-1 and B-2 common stock, our articles of incorporation will be amended to combine the classes of class B common stock into one class and 120 million shares of class B common stock will be authorized.

Class C shares are held by the Grant family shareholders and are entitled to two votes per share. These shares are convertible into either (i) 1.363970 shares of class A common stock or (ii) a combination of 0.248243 shares of class A common stock and 1.115727 shares of class B common stock at any time at the option of the holder. There is no public trading market for the class C shares.

Class B shares are primarily held by our current and former employees and are entitled to ten votes per share. Each class B share is convertible into one class A share at any time after the expiration of the applicable public sale restriction periods, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our articles of incorporation. As of February 22, 2004, there are 4,338,353 class B-2 shares and 4,338,352 class B-1 shares held by Old Journal. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our articles of incorporation.

Class A shares have been listed for trading on the New York Stock Exchange under the symbol “JRN” since September 24, 2003. Class A shareholders are entitled to one vote per share.

As of March 2, 2004, there were 3,183, 62 and four record holders of class B, class A, and class C common stock, respectively. We have no outstanding shares of preferred stock.

The high and low sales prices of our class A common shares for the third and fourth quarter of 2003 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the fourth quarter for 2003 were as follows:

	2003		Cash
2003:	High	Low	Dividend
Fourth Quarter	$18.80	$16.40	$0.065
Third Quarter (September 24, 2003 to October 3, 2003)	$17.25	$16.05

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements and contractual restrictions. Pursuant to our articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than $0.57 per year. Our board of directors currently anticipates declaring annual dividends of $0.26 per class B and class A share and approximately $0.57 per class C share. In 2003, we declared a special dividend of $0.20 on each class B share outstanding immediately following the share exchange.

The terms of our credit facility provide that we cannot make distributions or dividends (other than distributions or dividends payable solely in stock) if an event of default under our credit facility then exists or would result therefrom.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The selected financial data for the years ended December 31, 2001, 2002 and 2003 and as of December 31, 2002 and 2003 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 1999 and 2000 and as of December 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in all years presented.

	Year ended December 31,
	1999(1)	2000	2001	2002	2003
	(dollars and shares in thousands, except per share amounts)
Statement of Earnings Data
Operating revenue	$753,360	$819,232	$808,787	$801,376	$798,289
Operating costs and expenses	642,806	710,041	724,683	687,303	684,880

Operating earnings	110,554	109,191	84,104	114,073	113,409
Non-operating income (loss), net	4,227	884	1,235	339	(1,467)

Earnings from continuing operations before income taxes and accounting change	114,781	110,075	85,339	114,412	111,942
Income taxes	44,537	44,162	35,860	49,418	45,149

Earnings from continuing operations before accounting change	70,244	65,913	49,479	64,994	66,793
Gain (loss) from discontinued operations, net of taxes	(795)	471	(1,722)	(565)	—
Cumulative effect of accounting change, net of taxes	—	—	—	(6,509)	—

Net earnings (2)	$69,449	$66,384	$47,757	$57,920	$66,793

Basic weighted average shares outstanding	82,178	81,301	84,252	79,291	78,645

Basic Earnings Per Share Amounts
Continuing operations before accounting change	$0.85	$0.81	$0.59	$0.82	$0.84
Discontinued operations, net of taxes	(0.01)	0.01	(0.02)	(0.01)	—
Cumulative effect of accounting change, net of taxes	—	—	—	(0.08)	—

Net earnings (2)	$0.84	$0.82	$0.57	$0.73	$0.84

Diluted weighted average shares outstanding	82,178	81,301	84,252	79,291	83,097

Diluted Earnings Per Share Amounts
Continuing operations before accounting change	$0.85	$0.81	$0.59	$0.82	$0.80
Discontinued operations, net of taxes	(0.01)	0.01	(0.02)	(0.01)	—
Cumulative effect of accounting change, net of taxes	—	—	—	(0.08)	—

Net earnings (2)	$0.84	$0.82	$0.57	$0.73	$0.80

Cash dividends	$0.38	$0.45	$0.45	$0.40	$0.565

	Year ended December 31,
	1999(1)	2000	2001	2002	2003
	(dollars in thousands)
Segment Data
Operating revenue:
Publishing	$347,137	$345,321	$320,615	$311,138	$316,976
Broadcasting	130,857	149,886	134,801	152,749	150,744
Telecommunications	101,428	126,586	151,992	148,674	149,538
Printing services	91,663	107,334	114,612	97,841	85,958
Other	82,275	90,105	86,767	90,974	95,073

Total operating revenue	$753,360	$819,232	$808,787	$801,376	$798,289

Operating earnings: (2)
Publishing	$48,670	$39,265	$24,898	$30,315	$33,199
Broadcasting	27,817	30,435	15,453	33,384	29,879
Telecommunications	32,474	40,114	48,007	40,956	38,858
Printing services	2,621	3,336	(756)	2,131	3,760
Other	(1,028)	(3,959)	(3,498)	7,287	7,713

Total operating earnings	$110,554	$109,191	$84,104	$114,073	$113,409

Other Financial Data
Depreciation	$36,657	$38,710	$40,882	$44,726	$46,381
Amortization	$8,940	$11,408	$10,814	$1,909	$2,241
EBITDA (3)	$156,151	$159,309	$135,800	$160,708	$162,031
Capital expenditures	$68,529	$96,758	$90,172	$53,169	$39,685
Cash dividends	$31,286	$36,765	$37,866	$31,597	$44,080

Cash Flow Data
Net cash provided by (used for):
Operating activities	$117,481	$133,123	$118,411	$86,060	$128,675
Investing activities	(199,893)	(94,030)	(108,144)	(51,409)	(40,366)
Financing activities	(38,798)	(33,035)	(11,918)	(31,714)	(88,320)

	As of December 31,
	1999(1)	2000	2001	2002	2003
	(dollars in thousands)
Balance Sheet Data
Property and equipment, net	$214,615	$271,293	$320,436	$324,405	$314,595
Intangible assets, net	$258,876	$253,239	$261,346	$249,605	$253,731
Total assets	$638,506	$687,035	$730,778	$744,967	$747,175
Total debt	$12,115	$—	$4,420	$90,775	$84,000
Shareholders’ equity	$465,697	$508,519	$532,880	$476,544	$463,750

(1)	Includes Omaha, Nebraska radio stations KESY-FM (renamed KSRZ-FM) and KBBX-AM (renamed KHLP-AM) from January 1; Knoxville, Tennessee radio stations WQBB-FM (renamed WQIX-FM, WBON-FM, WKHT-FM) and WQBB-AM from April 20; Oracle, Arizona radio station KLQB-FM (renamed KIXD-FM, KGMG-FM) from June 9; and Caldwell, Idaho radio stations KCID-AM and KCID-FM (renamed KTHI-FM), Payette, Idaho radio station KQXR-FM, Boise, Idaho radio stations KGEM-AM and KJOT-FM and Ontario, Oregon radio stations KSRV-AM and KSRV-FM from July 1. We sold KSRV-AM and KSRV-FM in April 2000.
(2)

Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and broadcast licenses are no longer amortized but are reviewed for impairment and written down and charged to net earnings when their carrying amounts exceed their estimated fair values. Adjusted net earnings and earnings per share are presented below, assuming this accounting change is applied retroactively as of January 1, 1999. The adjustment represents amortization expense for indefinite-lived intangible assets in 1999 through 2001.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands, except per share amounts)
Net earnings	$69,449	$66,384	$47,757	$57,920	$66,793
Adjustment	3,885	5,447	5,454	—	—

Adjusted net earnings	$73,334	$71,831	$53,211	$57,920	$66,793

Adjusted basic earnings per share	$0.89	$0.88	$0.63	$0.73	$0.84

Adjusted diluted earnings per share	$0.89	$0.88	$0.63	$0.73	$0.80

(3)	We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA:

	Year ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Net earnings	$69,449	$66,384	$47,757	$57,920	$66,793
Total other (income) and expense	(4,227)	(884)	(1,235)	(339)	1,467
Provision for income taxes	44,537	44,162	35,860	49,418	45,149
(Gain) loss from discontinued operations, net	795	(471)	1,722	565	—
Cumulative effect of accounting change, net	—	—	—	6,509	—
Depreciation	36,657	38,710	40,882	44,726	46,381
Amortization	8,940	11,408	10,814	1,909	2,241

EBITDA	$156,151	$159,309	$135,800	$160,708	$162,031

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 31, 2003, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers. Our broadcasting segment consists of 38 radio stations and six television stations in 11 states. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Also included in other are corporate expenses and eliminations.

One of our most significant achievements in 2003 was our public equity offering, which led to the listing of our new class A shares on the New York Stock Exchange in late September. We believe this strategic action, after 121 years of private ownership, strengthens our capital structure and allows for greater financial flexibility to enhance our businesses, while also enabling us to continue to benefit from the strengths of significant ownership by our employees.

In 2003, despite a tough operating environment at each of our businesses, net earnings grew 15.3% to $66.8 million from $57.9 million the prior year. We experienced particularly strong sequential improvement in the second half of 2003, fueled by productivity benefits associated with our new production facility, cost reductions and increasing revenue at our advertising-based businesses. As a result, we recorded $41.6 million of consolidated net earnings during the second half of 2003, up from $25.2 million in the first half of 2003 and $33.9 million recorded in the second half of the prior year. Cost reduction programs implemented in the past 18 months contributed to improved margins in 2003 and position us for further margin expansion in 2004 should the economy improve and revenues strengthen.

As we enter 2004, we believe our balance sheet is very strong, with only $84.0 million of debt and significant shareholders’ equity. We believe the strength of our balance sheet and cash flow provides ample resources to meet our growth objectives. We see opportunities for growth by focusing on operating performance and margin expansion, particularly in our publishing and printing services businesses, leveraging our balance sheet and cash flow to fund our media acquisition program, continuing to make disciplined investments in our telecommunications business, and driving organic growth throughout our operations. At our broadcast group, we anticipate a robust political season as well as sizeable Olympic revenue from our NBC-affiliated television stations in Milwaukee and Palm Springs. We foresee decreasing revenue and earnings at Norlight in 2004, as a number of our large carrier customers are expected to become more efficient with their network needs. We anticipate modest demand for system expansion within the Norlight footprint and will continue to vigorously pursue this business. Norlight’s enterprise business is expected to continue to expand as we supply sound data solutions to our customers.

Acquisitions and Sale

On November 26, 2003, we acquired the business and certain assets of two radio stations in the Springfield, Missouri market, KZRQ-FM, which is licensed to Mt. Vernon, Missouri and KSGF-FM, which is licensed to Ash Grove, Missouri. The cash purchase price for the stations was approximately $5.3 million.

On June 3, 2003, our community newspapers and shoppers business acquired the business and certain assets of the Antigo Area Shopper’s Guide in Antigo, Wisconsin. The cash purchase price for the publication was approximately $1.5 million.

On December 31, 2001, we acquired the business and certain assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho. The cash purchase price for the stations was approximately $22.1 million.

On March 2, 2001, we sold certain assets of the Milwaukee operation of our label printing business. The cash sale price was approximately $4.4 million.

Results of Operations

2003 compared to 2002

Consolidated

Our consolidated operating revenue in 2003 was $798.3 million, a decrease of $3.1 million, or 0.4%, compared to $801.4 million in 2002. Our consolidated operating costs and expenses in 2003 were $455.8 million, an increase of $8.2 million, or 1.8%, compared to $447.6 million in 2002. Our consolidated selling and administrative expenses in 2003 were $229.1 million, a decrease of $10.6 million, or 4.4%, compared to $239.7 million in 2002.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for 2003 and 2002:

	2003	Percent of Total Operating Revenue	2002	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$317.0	39.7%	$311.1	38.8%
Broadcasting	150.7	18.9	152.8	19.1
Telecommunications	149.5	18.7	148.7	18.6
Printing services	86.0	10.8	97.8	12.2
Other	95.1	11.9	91.0	11.3

Total operating revenue	798.3	100.0	801.4	100.0

Total operating costs and expenses	455.8	57.1	447.6	55.9
Selling and administrative expenses	229.1	28.7	239.7	29.9

Total operating costs and expenses and selling and administrative expenses	684.9	85.8	687.3	85.8

Total operating earnings	$113.4	14.2%	$114.1	14.2%

The decrease in total operating revenue was due to a reduction in revenue from our largest customer in our printing services business, carrier customer disconnections at our telecommunications business and the decrease in Olympic and political and issue advertising at our television stations. These decreases were partially offset by an increase in long distance services for commercial customers at our telecommunications business, increases in retail and other advertising at our daily newspaper, an increase in direct mail services from our direct marketing services business and an increase in gravure label printing from our label printing business.

The increase in total operating costs and expenses was primarily due to additional costs related to the daily newspaper’s transition to its new production facility and the increase in depreciation expense for this new facility, the increase in newsprint costs at our publishing businesses, the increase in technology, depreciation and programming expenses at our television broadcasting business, an increase in operating costs and expenses associated with the increase in revenue in our commercial telecommunications business and an increase in revenue at our direct marketing business. These increases were partially offset by lower costs at our printing services business due to the decrease in revenue. The decrease in selling and administrative expenses was primarily due to the structural reorganization and cost reduction initiatives at our community newspapers and shoppers business, the decrease in promotion and sales expenses in our radio broadcasting business, a gain on the sale of property at our other reportable segment, cost reduction initiatives at our printing services business and the loss on impairment of a customer list at our direct marketing services business during 2002.

Employee insurance benefit costs, included in total operating costs and expenses and selling and administrative expenses, were $19.0 million in 2003, an increase of $2.3 million or 13.8% compared to $16.7 million in 2002.

Our consolidated operating earnings in 2003 were $113.4 million, a decrease of $0.7 million, or 0.6%, compared to $114.1 million in 2002. The following table presents our operating earnings by segment for 2003 and 2002:

	2003	Percent of Total Operating Earnings	2002	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$33.2	29.3%	$30.3	26.6%
Broadcasting	29.9	26.3	33.4	29.3
Telecommunications	38.8	34.3	41.0	35.9
Printing services	3.8	3.3	2.1	1.8
Other	7.7	6.8	7.3	6.4

Total operating earnings	$113.4	100.0%	$114.1	100.0%

The decrease in total operating earnings was primarily due to the increase in technology, depreciation and programming costs at our television broadcasting business and wholesale service disconnections and the decrease in the profit margin due to the change in the operating revenue mix at our telecommunications business partially offset by the structural reorganization and cost reduction initiatives at our community newspapers and shoppers business, the reduction in operational costs due to the decrease in revenue at our printing services business, the decrease in promotional and sales expenses at our radio broadcasting business and the gain on the sale of property in our other segment.

Our consolidated EBITDA in 2003 was $162.0 million, an increase of $1.3 million, or 0.8%, compared to $160.7 million in 2002. We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2003 and 2002:

	2003	2002
	(dollars in millions)
Net earnings	$66.8	$57.9
Total other (income) expense	1.5	(0.3)
Provision for income taxes	45.1	49.4
Loss from discontinued operations, net	—	0.6
Cumulative effect of accounting change, net	—	6.5
Depreciation	46.4	44.7
Amortization	2.2	1.9

EBITDA	$162.0	$160.7

The increase in total EBITDA is consistent with increases in operating earnings in our publishing and printing services reportable segments partially offset by a decrease in operating earnings at our broadcasting and telecommunications reportable segments.

Publishing

Operating revenue from publishing in 2003 was $317.0 million, an increase of $5.9 million, or 1.9%, compared to $311.1 million in 2002. Operating earnings from publishing were $33.2 million, an increase of $2.9 million, or 9.5%, compared to $30.3 million in 2002.

The following table presents our publishing operating revenue and operating earnings for 2003 and 2002:

	2003			2002			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Operating revenue	$219.6	$97.4	$317.0	$212.9	$98.2	$311.1	1.9

Operating earnings	$29.0	$4.2	$33.2	$28.7	$1.6	$30.3	9.5

The following table presents our publishing operating revenue by category for 2003 and 2002:

	2003			2002			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$80.7	$56.1	$136.8	$75.5	$57.0	$132.5	3.2
Classified	60.7	8.7	69.4	62.4	9.7	72.1	(3.7)
General	11.0	—	11.0	10.1	—	10.1	8.9
Other	18.2	2.0	20.2	15.9	1.4	17.3	16.8

Total advertising revenue	170.6	66.8	237.4	163.9	68.1	232.0	2.3
Circulation revenue	43.9	2.9	46.8	45.3	3.1	48.4	(3.3)
Other revenue	5.1	27.7	32.8	3.7	27.0	30.7	6.8

Total operating revenue	$219.6	$97.4	$317.0	$212.9	$98.2	$311.1	1.9

Advertising revenue in 2003 accounted for 74.9% of total publishing revenue compared to 74.6% in 2002.

Retail advertising revenue in 2003 was $136.8 million, an increase of $4.3 million, or 3.2%, compared to $132.5 million in 2002. The increase is comprised of a $2.9 million, or 6.0%, increase in daily newspaper retail ROP (run-of-press) and retail niche publications and a $2.3 million, or 8.9%, increase in daily newspaper retail preprints partially offset by a $0.9 million decrease in community newspaper and shopper retail advertising. The increase in advertising revenue at the daily newspaper in 2003 is primarily due to the increased color capacity and reproduction quality of our new presses, increased advertising from several telecommunications and department store advertisers and a sales program that encouraged our advertisers to increase or maintain their advertising with us. Preprint advertising increased in 2003 due to certain retail and furniture advertisers increasing their preprint advertising over 2002, several advertisers switching from retail ROP and an increase in average net paid circulation.

Classified advertising revenue in 2003 was $69.4 million, a decrease of $2.7 million, or 3.7%, compared to $72.1 million in 2002. Decreases in employment advertising of $2.1 million and automotive advertising of $1.8 million at our daily newspaper and a $1.0 million decrease at our community newspapers and shoppers were partially offset by increases in general advertising of $1.4 million and real estate advertising of $0.8 million. The decrease in employment advertising, which accounted for 35.0% of total classified advertising in 2003, represented a 9.1% decrease from 2002. We believe the decrease in employment advertising resulted primarily from continuing economic uncertainty. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to retail sections of the paper and switching to direct mail.

General advertising revenue in 2003 was $11.0 million, an increase of $0.9 million, or 8.9%, compared to $10.1 million in 2002. The increase was primarily due to an increase in preprints from national advertisers and a large computer hardware manufacturer.

The following table presents our daily newspaper’s core newspaper advertising linage by category for 2003 and 2002:

	2003	2002	Percent Change
Advertising linage (inches in thousands):
Full run
Retail	724.1	695.2	4.2
Classified	877.7	920.4	(4.6)
General	51.5	52.7	(2.3)

Total full run	1,653.3	1,668.3	(0.9)
Part run	124.9	80.3	55.5

Total advertising linage	1,778.2	1,748.6	1.7

Preprint pieces (in millions) (1)	834.6	760.5	9.7

(1)	A correction has been made to the number of preprint pieces in 2002.

Total advertising linage in 2003 increased 1.7% compared to 2002. The increase was largely due to a 55.5% increase in part run linage offset by a 0.9% decrease in full run linage. Part run linage increased in 2003 due to an increase in zoned retail advertising. Full run linage in 2003 decreased primarily due to a 4.6% decrease in classified advertising and a 2.3% decrease in general ROP advertising partially offset by a 4.2% increase in retail advertising. The decrease in classified advertising linage is consistent with the decrease in classified advertising revenue and the decrease in general advertising linage is due to a switch from general ROP to preprints. The increase in retail advertising lineage is consistent with our increase in retail ROP revenue. Preprint advertising pieces rose 9.7% due to the increase in retail and general preprint revenue.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for 2003 and 2002:

	2003	2002	Percent Change
Full pages of advertising(1):
Community newspapers	109,114	117,600	(7.2)
Shoppers	98,002	104,681	(6.4)

Total full pages of advertising	207,116	222,281	(6.8)

Revenue per page(1)	$285.68	$274.39	4.1

(1)	A correction has been made to the number of full pages of advertising and revenue per page in 2002.

Total pages of full page advertising for our community newspapers and shoppers in 2003 decreased 6.8% compared to 2002. The decrease was due to a 7.2% decrease in advertising in community newspapers and a 6.4% decrease in advertising in shoppers. Revenue per page increased 4.1% primarily due to rate increases which contributed to a decrease in advertising revenue and the number of full pages of advertising

Other advertising revenue in 2003, consisting of revenue from direct marketing and event marketing efforts, JSOnline for our daily newspaper and internet advertising for our community newspapers and shoppers, was $20.2 million, an increase of $2.9 million, or 16.1%, compared to $17.3 million in 2002. The increase was largely due to a $1.7 million increase in direct mail advertising revenue and a $0.9 million increase in online classified advertising revenue at our daily newspaper.

Circulation revenue in 2003 accounted for 14.8% of total publishing revenue compared to 15.6% in 2002. Circulation revenue in 2003 was $46.8 million, a decrease of $1.6 million, or 3.3%, compared to $48.4 million in of 2002. The decrease in circulation revenue is mainly attributed to an increase in reduced rate offerings at the daily newspaper. During 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts. According to the Audit Bureau of Circulations’ Newspaper Publisher’s Statement for the six month period ended September 30, 2003, average net paid circulation increased 0.8% for both the daily edition and the Sunday edition compared to the six month period ended September 2002. Average paid circulation for our community newspapers decreased 1.6% in 2003 compared to 2002.

Other revenue, which consists of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in 2003 accounted for 10.3% of total publishing revenue compared to 9.8% in 2002. Other revenue in 2003 was $32.8 million, an increase of $2.1 million, or 6.8%, compared to $30.7 million in 2002. The increase was primarily attributed to the $1.2 million of commercial printing revenue at the daily newspaper as a result of the increased printing capabilities and capacity of our new presses and an increase of $0.8 million in printing revenue at our community newspapers and shoppers from new customers.

Publishing operating earnings in 2003 were $33.2 million, an increase of $2.9 million, or 9.5%, compared to $30.3 million in 2002. The increase was primarily due to $1.9 million in savings from the structural reorganization and other cost reduction initiatives of our community newspapers and shoppers business, the decrease in payroll expenses primarily related to the daily newspaper’s new production facility and the increase in revenue at our daily newspaper. These increases were partially offset by an increase in depreciation expense and the additional costs related to the initial start-up of the daily newspaper’s new production facility and running duplicate production operations during the first quarter of 2003, an increase in operating costs due to the increased commercial printing capabilities, the increase in direct mail advertising revenue and an increase in the cost of newsprint. Newsprint costs were $39.7 million in 2003, an increase of $1.6 million, compared to $38.1 million in 2002. The increase in the cost of newsprint was primarily attributed to price increases totaling $2.3 million, or 7.9% per average ton, partially offset by $1.6 million in savings at the daily newspaper from utilizing a smaller page size.

As of March 30, 2003, all production and distribution of the daily newspaper have been transitioned to the new production facility. Production and distribution of the newspaper were done at both the old and new production facilities from October 2002 until March 2003.

Broadcasting

Operating revenue from broadcasting in 2003 was $150.7 million, a decrease of $2.1 million, or 1.3%, compared to $152.8 million in 2002. Operating earnings from broadcasting in 2003 were $29.9 million, a decrease of $3.5 million, or 10.5%, compared to $33.4 million in 2002.

The following table presents our broadcasting operating revenue and operating earnings for 2003 and 2002:

	2003			2002			Percent Change
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Operating revenue	$77.9	$72.8	$150.7	$78.2	$74.6	$152.8	(1.3)

Operating earnings	$16.8	$13.1	$29.9	$15.2	$18.2	$33.4	(10.5)

Operating revenue from our radio stations in 2003 was $77.9 million, a decrease of $0.3 million, or 0.4%, compared to $78.2 million in 2002. The decrease was primarily attributed to a $0.6 million decrease in political and issue advertising revenue, a $0.4 million decrease from local advertising revenue, and a $0.3 million decrease in promotional advertising revenue offset by a $1.0 million increase in national advertising.

Operating earnings from our radio stations in 2003 were $16.8 million, an increase of $1.6 million, or 10.5%, compared to $15.2 million in 2002. The increase was primarily attributed to decreases in promotional, sales and administrative expenses due to cost reduction initiatives.

Operating revenue from our television stations in 2003 was $72.8 million, a decrease of $1.8 million, or 2.4%, compared to $74.6 million in 2002. The decrease was primarily attributed to a $4.3 million decrease in political and issue advertising revenue and a $2.6 million decrease in Olympic advertising revenue offset by a $5.2 million increase in local advertising and a $0.1 million increase in national advertising.

The threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a $0.6 million negative impact on our television broadcasting revenue in 2003 due to reduced spending levels by some advertisers. There was hesitancy on the part of some advertisers to place schedules during the period of time leading up to the war, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks, our local news products and syndicated and local programming during their coverage of the war.

Operating earnings from our television stations in 2003 were $13.1 million, a decrease of $5.1 million, or 28.0%, compared to $18.2 million in 2002. The decrease was primarily attributed to increases in technology and depreciation expenses, programming and news expenses, expenses related to organizational changes and sales expenses.

Telecommunications

Operating revenue from telecommunications in 2003 was $149.5 million, an increase of $0.8 million, or 0.6%, compared to $148.7 million in 2002. Operating earnings from telecommunications in 2003 were $38.8 million, a decrease of $2.2 million, or 5.1%, compared to $41.0 million in 2002.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in 2003 was $91.7 million, a decrease of $5.6 million, or 5.8%, compared to $97.3 million in 2002. The decrease was primarily due to service disconnections. Due to the turmoil in the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers’ “end-user” customer base. Monthly recurring revenue from wholesale services at the end of 2003 was $6.9 million compared to $7.5 million at the beginning of 2003 and $8.1 million at the beginning of 2002. During 2003, new circuit connections of $0.7 million in monthly recurring revenue were more than offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in 2003 was $57.8 million, an increase of $6.4 million, or 12.4%, compared to $51.4 million in 2002. The increase was primarily attributed to an increase in the number of customers served, principally providing long distance services. Monthly recurring revenue from commercial advanced data services at the end of 2003 was $3.3 million compared to $3.0 million at the beginning of 2003 and 2002. Recently, regulators approved SBC Communications Inc.’s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services could adversely impact us through the loss of existing customers or by reducing the success rate of securing new customers.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003 and 2002, a decrease in profit margin due to higher operating costs and expenses associated with the higher mix of commercial revenue, the recording of a lease abandonment expense and an increase in depreciation expense, partially offset by gains on the sales of towers and a decrease in bad debt expense.

MCI and Global Crossing together accounted for 18.0% and 20.1% of our telecommunications revenue in 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and emerged in December 2003. We continue to provide services to Global Crossing and receive advance or timely payment for those services; however, under our current arrangement, Global Crossing may terminate circuits not under contract upon 30 days’ notice. Currently, a majority of the circuits are not under contract. We are currently negotiating a renewal service contract with Global Crossing and expect to complete negotiations in 2004. MCI filed for Chapter 11 bankruptcy protection in July 2002 and expects to emerge in 2004. In April 2003, we sold our MCI pre-petition receivable, net of applicable “set-off” accounts payable, to a third party. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating a contract extension for our current contract. The new contracts for both Global Crossing and MCI will likely result in changes to the services we provide, which could include the disconnection of certain existing circuits, the addition of new services and circuits and re-pricing of most if not all of the existing business. We expect these service disconnections and price reductions to result in a significant decrease in our telecommunications operating earnings during 2004. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in 2003 was $86.0 million, a decrease of $11.8 million, or 12.1%, compared to $97.8 million in 2002. Operating earnings from printing services in 2003 were $3.8 million, an increase of $1.7 million, or 76.4%, compared to $2.1 million in 2002.

The decrease in printing services operating revenue was primarily attributed to the reduction in revenue from our largest customer, Dell Computer Corporation, resulting from its decision to purchase certain products that are supplied by a different vendor and the loss of sales resulting from the consolidation of assembly and fulfillment operations into Michigan during 2002. These decreases have been offset by an increase in publication printing revenue.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs due to the decrease in revenue, the closure of our CD-ROM mastering and replication operations and cost reduction initiatives. These increases were partially offset by a $0.5 million charge for the settlement of a customer invoicing dispute and $0.5 million in closure costs for the CD-ROM mastering and replications operations.

Dell Computer Corporation accounted for 29.1% and 38.4% of our printing services revenue in 2003 and 2002, respectively. We believe the revenue decline from this customer has stabilized, for the time being, but the computer industry remains volatile. The loss of this business could have a material adverse effect on our results of operations.

Other

Other operating revenue in 2003 was $95.1 million, an increase of $4.1 million, or 4.5%, compared to $91.0 million in 2002. Other operating earnings in 2003 were $7.7 million, an increase of $0.4 million, or 5.8%, compared to $7.3 million in 2002.

The following table presents our other operating revenue and operating earnings for 2003 and 2002:

	2003				2002				Percent Change
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Operating revenue	$57.4	$42.0	$(4.3)	$95.1	$56.5	$38.3	$(3.8)	$91.0	4.5

Operating earnings	$2.9	$2.4	$2.4	$7.7	$2.4	$(0.1)	$5.0	$7.3	5.8

The increase in other operating revenue was primarily attributed to an increase in list and database marketing services at our direct marketing services business and an increase in our label printing operation with new products for our consumer goods and beverage customers. Included in operating revenue and operating costs and expenses from our direct marketing services business is $22.2 million and $21.2 million of postage amounts billed to customers in 2003 and 2002, respectively.

The increase in other operating earnings was primarily attributed to a $3.2 million gain on the sale of property during 2003, the $1.3 million loss on impairment of a customer list at our direct marketing services business during 2002 and the increase in revenue at our direct marketing services business and the related increased profit margins on list and database marketing services revenue. These increases were offset by a $1.7 million liability recorded for employment taxes in 2003 and the decrease in the litigation reserve by $4.1 million during 2002 to reflect a settlement.

SAB/Miller Brewing Company accounted for 45.3% and 50.7% of our label printing business’ revenue in 2003 and 2002, respectively. In 2003, our label printing business was in the third year of a five year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in 2003 were $0.4 million, a decrease of $0.6 million, or 55.1%, compared to $1.0 million in 2002. The decrease was primarily attributed to the decrease in the invested balances of cash and cash equivalents and interest income received in 2002 from refunds of state income taxes. Interest expense in 2003 was $1.9 million compared to $0.6 million in 2002. The increase was primarily attributed to $0.1 million of interest expense being capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in 2003 compared to $1.2 million in 2002. Gross interest expense from borrowings under our credit agreement was $2.0 million in 2003 and $1.8 million in 2002.

The effective tax rate on continuing operations was 40.3% in 2003 compared to 43.2% in 2002. The difference between the statutory federal and state income tax rates and the effective income tax rate in 2002 was primarily the result of non deductible expenses related to litigation that was settled in 2002 and a non deductible excise tax related to funding of the pension plan obligations of $44.7 million in 2002.

Earnings per Share

Our basic and diluted earnings per share in 2003 were $0.84 and $0.80, respectively, an increase of $0.11 and $0.07, respectively, compared to basic and diluted earnings per share of $0.73 in 2002. Earnings per share amounts are presented on a generally accepted accounting principles basis (discussed in Note 1 in our Notes to Consolidated Financial Statements) and reflect our new capital structure effected by our initial public offering in September 2003 and the tender offer that was completed in November 2003.

2002 compared to 2001

Consolidated

Our consolidated operating revenue in 2002 was $801.4 million, a decrease of $7.4 million, or 0.9%, compared to $808.8 million in 2001. Our consolidated operating costs and expenses in 2002 were $447.6 million, a decrease of $16.1 million, or 3.5%, compared to $463.7 million in 2001. Our consolidated selling and administrative expenses in 2002 were $239.7 million, a decrease of $21.3 million, or 8.2%, compared to $261.0 million in 2001.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for 2002 and 2001:

	2002	Percent of Total Operating Revenue	2001	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$311.1	38.8%	$320.6	39.6%
Broadcasting	152.8	19.1	134.8	16.7
Telecommunications	148.7	18.6	152.0	18.8
Printing services	97.8	12.2	114.6	14.2
Other	91.0	11.3	86.8	10.7

Total operating revenue	801.4	100.0	808.8	100.0

Total operating costs and expenses	447.6	55.9	463.7	57.3
Selling and administrative expenses	239.7	29.9	261.0	32.3

Total operating costs and expenses and selling and administrative expenses	687.3	85.8	724.7	89.6

Total operating earnings	$114.1	14.2%	$84.1	10.4%

The decrease in total operating revenue was primarily due to the decrease in classified advertising in our publishing businesses, service disconnections and price reductions in our telecommunications business and the consolidation of our U. S. printing services operations and the continued slowdown in our publication printing services business. These decreases were partially offset by increases in Olympic, political and issue advertising in our television broadcasting business. In addition, operating revenue in 2001 was adversely impacted by $1.8 million from preempted advertising due to the uninterrupted news coverage and certain advertising cancellations on television and radio stations following the September 11 terrorist attacks.

The decrease in total operating costs and expenses and selling and administrative expenses was primarily due to the decrease in the total cost of newsprint, the discontinuation of goodwill, broadcast license amortization expense and the decrease in operating costs and expenses resulting from our cost control initiatives.

Employee insurance benefit costs, included in total operating costs and expenses and selling and administrative expenses, were $16.7 million in 2002, a decrease of $0.2 million or 1.2% compared to $16.9 million in 2001.

Our consolidated operating earnings in 2002 were $114.1 million, an increase of $30.0 million, or 35.6%, compared to $84.1 million in 2001. The following table presents our operating earnings by segment for 2002 and 2001:

	2002	Percent of Total Operating Earnings	2001	Percent of Total Operating Earnings

	(dollars in millions)
Publishing	$30.3	26.6%	$24.9	29.6%
Broadcasting	33.4	29.3	15.5	18.4
Telecommunications	41.0	35.9	48.0	57.1
Printing services	2.1	1.8	(0.8)	(0.9)
Other	7.3	6.4	(3.5)	(4.2)

Total operating earnings	$114.1	100.0%	$84.1	100.0%

The increase in total operating earnings was primarily due to the decrease in the total cost of newsprint, the increase in Olympic, political and issue advertising, the decrease in operating costs and expenses resulting from cost control initiatives, workforce reductions and the closure or transition of certain business units, the discontinuation of goodwill and broadcast license amortization expense and the adverse impact on third quarter 2001 earnings following the September 11 terrorist attacks offset by the decrease in the profit margin on telecommunication services. Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, we ceased amortizing goodwill and broadcast licenses. If Statement No. 142 had been adopted effective January 1, 2001, our total operating earnings would have been $92.2 million.

Our consolidated EBITDA in 2002 was $160.7 million, an increase of $24.9 million, or 18.3%, compared to $135.8 million in 2001. We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2002 and 2001:

	2002	2001
	(dollars in millions)
Net earnings	$57.9	$47.8
Total other income	(0.3)	(1.3)
Provision for income taxes	49.4	35.9
Loss from discontinued operations, net	0.6	1.7
Cumulative effect of accounting change, net	6.5	—
Depreciation	44.7	40.9
Amortization	1.9	10.8

EBITDA	$160.7	$135.8

The increase in total EBITDA was primarily due to increases in operating earnings in our publishing, broadcasting, printing services and other reportable segments offset by a decrease in our telecommunications segment.

Publishing

Operating revenue from publishing in 2002 was $311.1 million, a decrease of $9.5 million, or 3.0%, compared to $320.6 million in 2001. Operating earnings from publishing were $30.3 million, an increase of $5.4 million, or 21.8%, compared to $24.9 million in 2001.

The following table presents our publishing operating revenue and operating earnings for 2002 and 2001:

	2002			2001			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Operating revenue	$212.9	$98.2	$311.1	$218.8	$101.8	$320.6	(3.0)

Operating earnings	$28.7	$1.6	$30.3	$23.3	$1.6	$24.9	21.8

The following table presents our publishing operating revenue by category for 2002 and 2001:

	2002			2001			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$75.5	$57.0	$132.5	$74.6	$56.2	$130.8	1.3
Classified	62.4	9.7	72.1	67.9	10.8	78.7	(8.4)
General	10.1	—	10.1	9.7	—	9.7	4.1
Other	15.9	1.4	17.3	14.1	2.0	16.1	7.5

Total advertising revenue	163.9	68.1	232.0	166.3	69.0	235.3	(1.4)
Circulation revenue	45.3	3.1	48.4	48.1	3.3	51.4	(5.8)
Other revenue	3.7	27.0	30.7	4.4	30.5	33.9	(9.4)

Total operating revenue	$212.9	$98.2	$311.1	$218.8	$101.8	$320.6	(3.0)

Advertising revenue in 2002 accounted for 74.6% of total publishing revenue compared to 73.4% in 2001. Retail advertising revenue in 2002 was $132.5 million, an increase of $1.7 million, or 1.3%, compared to $130.8 million in 2001. The increase is comprised of a $3.0 million increase in daily newspaper retail preprints and a $0.8 million increase in community newspaper retail advertising and inserts, in part due to rate increases, offset by a $2.1 million decrease in daily newspaper retail ROP (run-of-press) advertisements. We believe the shift toward retail preprints in 2002 was due in part to changes in marketing strategies of certain major national retail advertisers. Additionally, in 2001, many advertisers reduced or eliminated their newspaper advertisements following the September 11 terrorist attacks.

Classified advertising revenue in 2002 was $72.1 million, a decrease of $6.6 million, or 8.4%, compared to $78.7 million in 2001. At the daily newspaper, decreases in employment advertising of $8.6 million and real estate advertising of $0.1 million were partially offset by increases in automotive advertising of $2.8 million and general advertising of $0.4 million. The decrease in employment advertising, which accounted for almost 37.5% of total classified advertising in 2002, represented a 27.0% decrease from 2001. We believe the decrease in employment advertising resulted primarily from continuing economic uncertainty; however, with each quarter in 2002 compared to 2001, the decrease in total classified advertising has reduced. The increase in automotive advertising is primarily attributed to auto manufacturers promoting 0% financing programs.

General advertising revenue in 2002 was $10.1 million, an increase of $0.4 million, or 4.1%, compared to $9.7 million in 2001. The increase was primarily attributable to an increase in general ROP advertising mainly from our telecommunications customers.

The following table presents our daily newspaper’s core newspaper advertising linage by category for 2002 and 2001:

	2002	2001	Percent Change
Advertising linage (inches in thousands):
Full run
Retail	695.2	741.3	(6.2)
Classified	920.4	970.6	(5.2)
General	52.7	51.1	3.1

Total full run	1,668.3	1,763.0	(5.4)
Part run	80.3	70.7	13.6

Total advertising linage	1,748.6	1,833.7	(4.6)

Preprint pieces (in millions) (1)	760.5	719.5	5.7

(1)	A correction has been made to the number of preprint pieces in 2002.

Total advertising linage in 2002 decreased 4.6% compared to 2001. The decrease was largely due to a 6.2% decrease in retail advertising and a 5.2% decrease in classified advertising partially offset by a 3.1% increase in general advertising. Retail advertising linage decreased while preprint advertising pieces rose 5.7% primarily as a result of the shift to preprint advertising from run-of-press (ROP) from a major national retail customer. The decrease in classified advertising lineage is consistent with the decrease in the classified advertising revenue.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for 2002 and 2001:

	2002	2001	Percent Change
Full pages of advertising (1):
Community newspapers	117,600	117,466	—
Shoppers	104,681	113,846	(8.1)

Total full pages of advertising	222,281	231,312	(3.9)

Revenue per page (1)	$274.39	$289.65	(5.3)

(1)	A correction has been made to the number of full pages of advertising and revenue per page in 2002 and 2001.

Total pages of full page advertising in 2002 decreased 5.3% compared to 2001. The decrease was largely due to an 8.1% decrease in advertising in the shoppers. Revenue per page decreased 5.3% due to the decrease in advertising revenue.

Other advertising revenue in 2002, consisting of revenue from direct marketing and event marketing efforts, JSOnline for our daily newspaper and internet advertising for our community newspapers and shoppers, in 2002 was $17.3 million, an increase of $1.3 million, or 8.1%, compared to $16.1 million in 2001. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in 2002 accounted for 15.6% of total publishing revenue compared to 16.0% in 2001. Circulation revenue in 2002 was $48.4 million, a decrease of $3.0 million, or 5.8%, compared to $51.4 million in 2001. The decrease was mainly attributed to the 4.1% decrease in average net paid circulation for Milwaukee Journal Sentinel’s weekday edition and 3.1% decrease in average net paid circulation for Milwaukee Journal

Sentinel’s Sunday edition, a 3.5% decrease in paid circulation for our community newspapers and greater discounts given to new subscribers. In January 2002, we eliminated home delivery of the Milwaukee Journal Sentinel in all but 12 counties in southeastern Wisconsin. As of the end of 2002, this decision contributed to a decrease in net paid circulation for the daily and Sunday edition of 3.6% and 4.9%, respectively. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts.

Other revenue, which consists primarily of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers, in 2002 accounted for 9.9% of total publishing revenue compared to 10.6% in 2001. Other revenue in 2002 was $30.7 million, a decrease of $3.2 million, or 9.4%, compared to $33.9 million in 2001. The decrease was primarily attributed to reduced press runs and page counts from existing commercial printing customers and the loss of 3 commercial printing customers.

Publishing operating earnings in 2002 were $30.3 million, an increase of $5.4 million, or 21.8%, compared to $24.9 million in 2001. Contributing to the increase was a $12.3 million reduction in the cost of newsprint and ink compared to 2001 and a $6.8 million decrease in direct wages and selling and administrative expenses, which resulted primarily from workforce reductions at the daily newspaper. These cost reductions were partially offset by $4.6 million in start up costs in 2002 related to the new production facility.

Broadcasting

Operating revenue from broadcasting in 2002 was $152.8 million, an increase of $18.0 million, or 13.4%, compared to $134.8 million in 2001. Operating earnings from broadcasting in 2002 were $33.4 million, an increase of $17.9 million, or 116.0%, compared to $15.5 million in 2001.

On December 31, 2001, we acquired the business and certain of the assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho, for approximately $22.1 million in cash. We began operating the stations on January 1, 2002.

The following table presents our broadcasting operating revenue and operating earnings for 2002 and 2001:

	2002			2001			Percent Change
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Operating revenue	$78.2	$74.6	$152.8	$73.9	$60.9	$134.8	13.4

Operating earnings	$15.2	$18.2	$33.4	$5.9	$9.6	$15.5	116.0

Operating revenue from our radio stations in 2002 was $78.2 million, an increase of $4.3 million, or 5.8%, compared to $73.9 million in 2001. The increase was primarily attributed to a $2.9 million increase in local advertising revenue and a $0.7 million increase from national advertising revenue across most markets, and a $0.7 million increase in political and issue advertising revenue. These increases in advertising revenue from the radio stations reflect a $0.5 million adverse impact in 2001 from advertising cancellations and the loss of advertising spots following the September 11 terrorist attacks.

Operating earnings from our radio stations in 2002 were $15.2 million, an increase of $9.3 million, or 157.6%, compared to $5.9 million in 2001. The increase was primarily attributed to the discontinuation of $5.7 million of goodwill and broadcast license amortization expense, the $4.3 million increase in revenue and the decrease in operating costs and expenses resulting from cost reduction initiatives at all of our radio stations.

Operating revenue from our television stations in 2002 was $74.6 million, an increase of $13.7 million, or 22.5%, compared to $60.9 million in 2001. The increase was primarily attributed to a $7.8 million increase in

Olympic, political and issue advertising revenue, a $4.6 million increase in local advertising revenue and a $1.5 million increase in national advertising revenue. Included in the revenue increase is $5.3 million from the two stations in Idaho that were acquired on December 31, 2001. These increases in advertising revenue from the television stations reflect in part the $1.3 million adverse impact in 2001 of the loss of advertising spots during the uninterrupted news coverage and certain advertising cancellations following the September 11 terrorist attacks.

Operating earnings from our television stations in 2002 were $18.2 million, an increase of $8.6 million, or 89.6%, compared to $9.6 million in 2001. The increase was primarily attributed to the $13.6 million increase in revenue, the discontinuation of $0.9 million of goodwill and broadcast license amortization expense and the effects of cost control initiatives at all of our television stations.

Telecommunications

Operating revenue from telecommunications in 2002 was $148.7 million, a decrease of $3.3 million, or 2.2%, compared to $152.0 million in 2001. Operating earnings from telecommunications in 2002 were $41.0 million, a decrease of $7.0 million, or 14.7%, compared to $48.0 million in 2001.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in 2002 was $97.3 million, a decrease of $5.3 million, or 5.2%, compared to $102.6 million in 2001. The decrease was primarily attributed to service disconnections and price reductions. Monthly recurring revenue from wholesale services at the end of 2002 was $7.5 million compared to $8.1 million at the beginning of 2002 and $7.8 million at the beginning of 2001. During 2002, new customers and new circuit connections of $1.3 million in monthly recurring revenue were more than offset by service disconnections, price reductions and lost customers.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in 2002 was $51.4 million, an increase of $2.0 million, or 4.0%, compared to $49.4 million in 2001. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from commercial advanced data services at the end of 2002 of $3.0 million was virtually equal to the amount at the beginning of 2002 and $0.2 million higher than the $2.8 million at the beginning of 2001. During 2002, new customers and new circuit connections of $0.7 million in monthly recurring revenue were offset by service disconnections, price reductions and lost customers.

The decrease in operating earnings from telecommunications was primarily attributed to service disconnections, the decrease in profit margins on services provided due to price reductions and the increase in depreciation expense of $2.5 million resulting from the completion of several capital investment initiatives during 2001.

MCI and Global Crossing together accounted for 20.1% and 22.5% of our telecommunications revenue in 2002 and 2001, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and emerged in December 2003. We continue to provide services to Global Crossing and receive advance or timely payment for those services; however, under our current arrangement, Global Crossing may terminate circuits upon 30 days’ notice. Currently, a majority of the circuits are not under contract. We are currently negotiating a renewal service contract with Global Crossing and expect to complete negotiations in 2004. MCI filed for Chapter 11 bankruptcy protection in July 2002 and expects to emerge in 2004. We had a pre-bankruptcy receivable, net of applicable “set-off” accounts payable, from MCI of $0.5 million. We recorded a reserve in the amount of the net receivable in the third quarter of 2002. In April 2003, we sold our MCI pre-petition receivable, net of applicable “set-off” accounts payable, to a third party. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating a contract extension for our current contract. The new contracts for both Global Crossing and MCI will likely result in changes to the services we provide, which could include the disconnection of certain circuits, the addition of new services and circuits and the re-pricing of most if not all of the existing business. We expect these service disconnections and price reductions to result in a significant decrease in our telecommunications operating earnings. The loss of this business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in 2002 was $97.8 million, a decrease of $16.8 million, or 14.6%, compared to $114.6 million in 2001. Operating earnings from printing services in 2002 were $2.1 million, an increase of $2.9 million, compared to losses of $0.8 million in 2001.

The decrease in printing services operating revenue was primarily attributed to the consolidation of our U.S. operations to eliminate customers that did not fit our long-term strategic business plans and continued slowdown in the publication printing services business. CD-ROM replication continued at essentially the same level as in the prior year; however, we continue to experience intense price competition for this product in all markets.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs and an increase in the sale of products with higher margins. These were partially offset by the decrease in revenue and a $2.5 million loss on impairment of CD-ROM related equipment.

Dell Computer Corporation accounted for 38.4% and 29.8% of our printing services revenue in 2002 and 2001, respectively. The loss of this customer could have a material adverse effect on our results of operations.

On February 4, 2003, we announced the closure of our CD-ROM mastering and replications operations. We paid $0.5 million in closure costs.

Other

Other operating revenue in 2002 was $91.0 million, an increase of $4.2 million, or 4.8%, compared to $86.8 million in 2001. Other operating earnings in 2002 were $7.3 million, an increase of $10.8 million compared to losses of $3.5 million in 2001.

The following table presents our other operating revenue and operating earnings for 2002 and 2001:

	2002				2001				Percent Change
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Operating revenue	$56.5	$38.3	$(3.8)	$91.0	$55.7	$35.9	$(4.8)	$86.8	4.8

Operating earnings	$2.4	$(0.1)	$5.0	$7.3	$(0.6)	$(1.2)	$(1.7)	$(3.5)	—

The increase in other operating revenue was primarily attributed to an increase in the gravure label printing operation of new label products for our largest label printing customer, SAB/Miller Brewing Company, and in print and mail services and database marketing services in our direct marketing services business. Included in operating revenue from our direct marketing services is $21.2 million and $21.3 million of postage amounts billed to customers in 2002 and 2001, respectively. Other operating revenue in 2001 was adversely impacted by the September 11 terrorist attacks and the anthrax scare, which resulted in advertisers reducing the amount of direct mail.

The increase in other operating earnings was primarily attributed to the decrease in the litigation reserve by $4.1 million to reflect the settlement of the Newspaper Merger Class Action Suit (discussed in Note 9 in our Notes to Consolidated Financial Statements), the $3.2 million increase in operating revenue from our label printing and direct marketing services businesses, the decrease in operating costs and expenses resulting from our cost control initiatives and the discontinuation of $0.4 million of goodwill amortization expense partially offset by the $1.3 million loss on impairment of a customer list at our direct marketing services business.

SAB/Miller Brewing Company accounted for 50.7% and 47.4% of our label printing business’ revenue in 2002 and 2001, respectively. In 2002, our label printing business was in the second year of a five year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in 2002 were $1.0 million, a decrease of $0.6 million, or 37.5%, compared to $1.6 million in 2001. The decrease was primarily attributed to the decrease in cash and cash equivalents offset by interest income received from refunds of state income taxes. Interest expense in 2002 was $0.6 million compared to $0.4 million in 2001. Gross interest expense from borrowings under our credit agreement in 2002 was $1.8 million compared to $0.5 million in 2001. Interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in 2002 was $1.2 million compared to $0.1 million in 2001.

The effective tax rate on continuing operations was 43.2% in 2002 compared to 42.0% in 2001. The difference between the statutory federal and state income tax rate and the effective income tax rate was primarily the result of the litigation that was settled during 2002 and a non deductible excise tax related to funding of the pension plan obligations of $44.7 million in 2002.

Earnings per Share

Our basic and diluted earnings per share in 2002 were $0.73, an increase of $0.16, compared to basic and diluted earnings per share of $0.57 in 2001. Earnings per share amounts are presented on a generally accepted accounting principles basis (discussed in Note 1 in our Notes to Consolidated Financial Statements).

Discontinued Operations

In January 2002, we announced the closure of the Fox Cities Newspapers, located in Appleton, Wisconsin, which published six community newspapers. These community newspapers were part of the publishing reportable segment.

On April 29, 2002, the board of directors of our French printing services subsidiary, IPC Communication Services, S.A., a business in our printing services segment, approved a resolution to proceed to close IPC Communication Services, S.A. through a liquidation process. The remaining operations of IPC Communication Services, S.A., were turned over to a liquidator on December 31, 2002.

The operations of the Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in our consolidated financial statements and, accordingly, prior periods have been restated to reflect this treatment.

Net revenue from discontinued operations in 2002 was $3.3 million, a decrease of $11.9 million, or 78.3%, compared to $15.2 million in 2001. Net assets of discontinued operations at December 31, 2002 were zero and

$3.3 million at December 31, 2001. Loss from discontinued operations in 2002 was $7.2 million compared to $2.2 million in 2001. Applicable income tax benefits were $6.6 million and $0.5 million in 2002 and 2001, respectively.

Cumulative Effect of Accounting Change

Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but are reviewed for impairment and written down and charged to operations when their carrying amounts exceed their estimated fair values. We performed transitional impairment tests on the carrying value of our goodwill and indefinite-lived intangible assets as of January 1, 2002. The resulting impairment charges of $7.7 million ($6.5 million after tax) were recorded during the first quarter ended March 24, 2002 and are reported as the cumulative effect of accounting change in our consolidated condensed statements of earnings.

Initial Public Offering and Tender Offer

Immediately prior to the initial public offering, the shareholders of Old Journal (including Journal Employees’ Stock Trust (JESTA)), Matex Inc. and Abert Family Journal Stock Trust (the latter two of which we refer to as the “Grant family shareholders”) effected a share exchange with New Journal pursuant to which JESTA and the Grant family shareholders exchanged each share of their Old Journal common stock for three shares of New Journal class B common stock (divided as equally as possible into class B-1 common stock and class B-2 common stock) and following which Old Journal became a wholly owned subsidiary of New Journal. JESTA then terminated and distributed the class B common stock that it received in the share exchange to its former unitholders on a three-shares-for-one-unit basis, with such shares divided as equally as possible into class B-1 common stock and class B-2 common stock. There is no public trading market for the class B common stock, although shares can be sold to eligible purchasers under our articles of incorporation.

Immediately after the share exchange and immediately before the termination of JESTA and the closing of the initial public offering, the Grant family shareholders exchanged approximately 41.5% of their class B shares they received in the share exchange for 3,264,000 shares of class C common stock. The Grant family shareholders participated in the initial public offering for a certain number of shares of their class B common stock, which were convertible into class A common stock.

After the completion of our share exchange and the termination of JESTA, we effected an initial public offering of 19,837,500 shares of our class A common stock, of which 19,441,500 shares were sold by us and 396,000 by the Abert Family Journal Stock Trust. Net proceeds to us were approximately $266.6 million.

On October 3, 2003, we commenced our tender offer to purchase up to 22,674,401 shares, or approximately $340.1 million worth of our class B-1 common stock. The tender offer expired on November 3, 2003 and we purchased and immediately retired 19,999,752 shares, or approximately $300.0 million (plus related expenses) worth of class B-1 common stock. The purpose of the tender offer was to allow our class B shareholders, who are employee and former employee investors in JESTA, to obtain liquidity for a certain portion of their shares so that they could reduce their personal debt previously incurred to purchase units of beneficial interest in that trust. The tender offer was contemplated and disclosed to our shareholders prior to the share exchange and as part of the initial public offering in order to effect a “synthetic secondary” offering.

As of September 29, 2003, prior to our share exchange, we believe that employee and former employee investors had outstanding balances under demand notes secured by pledges of JESTA units totaling approximately $434.4 million. After the tender offer, we believe employees’ and former employees’ outstanding balances were $232.4 million. A shareholder who wished to tender shares in the tender offer that were pledged to a lender was required to receive a release from the lender and, unless written instructions were given to the contrary, 80% of the purchase price for the class B-1 shares was paid directly to the lender and the remaining 20% directly to the shareholder.

Liquidity and Capital Resources

Effective September 29, 2003, we entered into a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of December 31, 2003 we had borrowings of $84 million under the facility at the LIBOR based rate of 2.00%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

The material covenants under this facility include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination of not greater than 3.0:1.0. As of December 31, 2003, the consolidated funded debt ratio was 0.52.

•	A fixed charge coverage ratio as determined for the four fiscal quarter period preceding the date of determination of not less than 1.75:1.0. As of December 31, 2003, the fixed charge coverage ratio was 2.47.

•	A consolidated tangible net worth as of the end of any quarter of not less than $200 million. As of December 31, 2003, consolidated tangible net worth was $339.6 million.

•	Consolidated capital expenditures during any fiscal year of not more than $75 million. During the year ended December 31, 2003, consolidated capital expenditures were $39.7 million.

•	A consolidated rent expense during any fiscal year of not more than $40 million. During the year ended December 31, 2003, consolidated rent expense was $27.1 million.

Cash balances were $8.4 million at December 31, 2003. We believe our expected cash flows from operations and borrowings available under our credit facility will be adequate for the foreseeable future to provide for our working capital, debt service, capital expenditures and cash dividends.

Cash Flow

Cash provided by operating activities was $128.7 million in 2003 compared to $86.1 million in 2002. The increase is primarily attributed to a decrease in other operating assets and liabilities which included funding of the pension plan obligations of $44.7 million in 2002.

Cash used for investing activities was $40.4 million in 2003 compared to $51.4 million in 2002. Capital expenditures for property and equipment were $39.7 million in 2003 and $53.2 million in 2002. We continued to invest in the equipment and the building for our daily newspaper production facility and upgrades to our telecommunications fiber optic network plus upgrades to our facilities and technology equipment at our broadcasting business. As of December 31, 2003 we have spent $112.1 million on the newspaper production facility, which is now essentially complete. Acquisition of businesses was $6.8 million in 2003 representing the purchases of two radio stations in the Springfield, Missouri market, KZRQ-FM and KSGF-FM, by our broadcasting business and the Antigo Area Shopper’s Guide by our community newspapers and shoppers business. In 2003 we had $6.3 million of proceeds from the sales of assets compared to $1.5 million in 2002. The increase was primarily attributable to $3.3 million received for the sale of property at our other reportable segment.

Cash used for financing activities was $88.3 million in 2003 compared to $31.7 million in 2002. Cash used for financing activities was primarily the result of our permanent capital process. We received $266.6 million in proceeds from our initial public offering. We used these proceeds and funds from our new credit facility to purchase class B-1 shares from our current and former employees through a self-tender offer. Cash used for the tender offer was $300.3 million. We decreased our borrowing under our old credit agreement by $90.8 million in 2003 compared to the increase in borrowing of $86.3 million in 2002. Borrowings under our new credit facility during 2003 were $111.5 million and we made payments of $27.5 million. The increased borrowing in 2002 was primarily used to purchase units of beneficial interest from employees and former employees. In 2003, there were $2.1 million of purchases and redemptions of units and no sales of units due to the suspension of trading in the third quarter of 2002 compared to purchases of units of $125.3 million and sales of units of $38.9 million in 2002. We paid cash dividends of $44.1 million and $31.6 million in 2003 and 2002, respectively. We paid a special dividend of $0.20 per share on each class B share outstanding immediately following the share exchange, or $15.5 million.

Cash used for discontinued operations was $3.4 million in 2002.

Contractual Obligations

Our contractual obligations are summarized below.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes payable to banks (1)	$90.7	$1.7	$3.4	$85.7	$—
Operating leases	56.2	13.2	17.0	9.7	16.3
Purchase commitments	88.6	31.8	56.3	0.2	0.2
Other long-term liabilities	3.1	0.7	1.0	0.3	1.1

Total	$238.6	$47.4	$77.7	$95.9	$17.6

(1)	Includes the associated interest calculated on our borrowings of $84 million outstanding as of December 31, 2003 at the LIBOR based rate of 2.00%.

Our long-term notes payable to banks consists of a $350 million unsecured revolving credit facility which expires on September 4, 2008. As of December 31, 2003, we had borrowings of $84 million under the facility. Other long-term liabilities consist primarily of obligations for non-compete agreements resulting from acquisitions and deposits received from subleases of building operating leases. We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by us. A purchase commitment for newsprint for our publishing businesses, which runs through 2006, from a newsprint supplier, was $80.3 million as of December 31, 2003. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract, but we have no obligation to purchase any particular quantities. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to capital expenditures for our daily newspaper’s new production facility were approximately $1.2 million as of December 31, 2003. In addition, we have the right to broadcast certain television programs during the years 2004-2009 under contracts aggregating $7.0 million.

We do not engage in off-balance sheet transactions, arrangements, obligations (including contingent obligations), and other relationships with unconsolidated entities or other persons that may have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. We do not rely on off-balance sheet arrangements for liquidity, capital resources, market risk support, credit risk support or other benefits.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, property and equipment, intangible assets, income taxes, litigation, pension and other postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (such as bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due us to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history, the length of time the receivables are past due and the current business environment. If our evaluations of the collectibility of our accounts receivable differ from actual results, increases or decreases in bad debt expense and allowances may be required.

Property and equipment

We assign useful lives for our property and equipment based on our estimate of the amount of time that we will use those assets and we have selected the straight-line method to depreciate the majority of the property and equipment. A change in the estimated useful lives or the depreciation method used could have a material impact upon our results of operations.

We evaluate our property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that, if the sum of the future cash flows expected to result from a company’s assets, undiscounted and without interest charges, is less than the carrying amount of the asset, an asset impairment must be recognized in the financial statements. The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales. Changes in our assumptions could require us to recognize a loss for asset impairment.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses account for 32.6% and 31.9% of total assets in 2003 and 2002, respectively. The annual impairment tests for goodwill and broadcast licenses under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Accrued Income Taxes

The Internal Revenue Service and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.

Accrued Litigation

We are subject to various legal actions, administrative proceedings and claims. When necessary, we may need to record a liability for an estimate of the probable costs for the resolution of such claims. The estimate would be developed in consultation with counsel and would be based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We believe that such unresolved legal actions and claims would not materially affect our results of operations, financial position or cash flows.

Employee Benefits

We are self-insured for a majority of our employee related health and disability benefits and workers compensation claims. A third party administrator is used to process all claims. Liabilities for unpaid claims are based on our historical claims experience. Liabilities for workers compensation claims are developed from actuarial valuations. Actual amounts could vary significantly from such estimates which would require us to record additional expense in the future.

We rely upon actuarial valuations to determine pension costs and funding. We provide the actuarial firms with certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate — used to arrive at the net present value of the obligations and expense;

•	the return on assets — used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases — used to calculate the impact future pay increases will have on postretirement obligations; and

•	the employee turnover statistics — used to estimate the number of employees to be paid postretirement benefits.

The weighted average assumptions used in accounting for pension benefits and other postretirement benefits for 2003 and 2002 are:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate for expense	6.75%	7.25%	6.75%	7.25%
Discount rate for obligations	6.25	6.75	6.25	6.75
Rate of compensation increases	4.50	4.50	—	—
Expected return on plan assets	8.50	9.50	—	—

Moody’s 10-year Aa Corporate bonds, as of the measurement date, is the benchmark we use to determine the assumed discount rate. We make other assumptions that affect the accounting for pension benefits, such as the expected rate of return on plan assets and the rate of compensation increase. Changes in these assumptions affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan. We review these assumptions on an annual basis.

We also rely upon actuarial valuations to determine postretirement benefit costs other than pension. We provide the actuarial firms with the assumption of the discount rate and medical cost inflation. These assumptions could have a significant effect on our obligation. The discount rate is used to arrive at the net present value of the obligation. The medical cost of inflation is used to calculate the impact future medical costs would have on postretirement obligations.

New Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of the fiscal year 2004. Since we are not party to any VIE arrangements, FIN No. 46 is not expected to have any impact on our consolidated financial statements.

In June 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan. The provisions for Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, Statement No. 146 may affect when future costs associated with exit or disposal activities are recognized.

In February 2003, we announced the closure of our CD-ROM mastering and replication facility, a part of our printing services business. We recorded $0.5 million in closure costs in 2003.

Effect of Inflation

Our results of operations and financial condition have not been significantly affected by general inflation. We have reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment exists, increased selling prices. However, changes in newsprint prices could have an impact on costs, which we may not be able to offset fully in our pricing or cost containment programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks and in prices for newsprint. Changes in these factors could cause fluctuations in our net earnings and cash flows.

Interest rates on our long-term notes payable to banks are variable The interest rate on the current unsecured revolving credit facility is either at LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, or the “Base Rate,” which equals the higher of the prime rate set by U.S, Bank, N.A. or the Federal Funds Rate plus one percent annum. Average interest rates on borrowings under our new credit facility were 2.3% in 2003. If interest rates had been 100 basis points higher, our annual interest expense would have increased $0.7 million, assuming comparable borrowing levels.

We currently purchase approximately 95% of our estimated newsprint requirements from two suppliers. We pay market prices for quantities we determine will meet our requirements. The remaining 5% of our newsprint could come from these suppliers or from other suppliers in the spot market. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $478 in 2003. Based on the average net price per ton in 2003 and consumption of newsprint in 2003, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.8 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands, except shares and per share amounts)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$8,444	$8,455
Receivables, net	96,563	89,920
Inventories, net	15,216	16,200
Prepaid expenses	13,236	11,786
Deferred income taxes	8,948	8,164

Total Current Assets	142,407	134,525
Property and equipment:
Land and land improvements	26,270	26,542
Buildings	127,793	124,808
Equipment	483,869	488,331
Construction in progress	8,321	30,057

	646,253	669,738
Less accumulated depreciation	331,658	345,333

Net property and equipment	314,595	324,405
Goodwill	114,283	111,998
Broadcast licenses	129,548	125,492
Other intangible assets, net	9,900	12,115
Prepaid pension costs	28,421	30,552
Other assets	8,021	5,880

Total Assets	$747,175	$744,967

Liabilities And Shareholders’ Equity
Current liabilities:
Notes payable to banks	$—	$90,775
Accounts payable	38,369	37,757
Accrued compensation	24,704	29,712
Deferred revenue	22,590	20,741
Accrued employee benefits	9,830	9,576
Other current liabilities	21,567	9,740
Current portion of long-term liabilities	683	1,645

Total Current Liabilities	117,743	199,946
Accrued employee benefits	16,457	16,945
Long-term notes payable to banks	84,000	—
Other long-term liabilities	8,748	9,238
Deferred income taxes	56,477	42,294
Shareholders’ equity:
Preferred stock, $0.01 par — authorized 10,000,000 shares; no shares outstanding at December 31, 2003 and December 31, 2002	—	—
Common stock, $0.125 par — 28,800,000 shares authorized, issued and outstanding at December 31, 2002	—	3,600
Common stock, $0.01 par:
Class C — authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at December 31, 2003	33	—
Class B-2 — authorized 60,000,000 shares; issued and outstanding:
38,301,224 shares at December 31, 2003	427	—
Class B-1 — authorized 60,000,000 shares; issued and outstanding:
14,972,117 shares at December 31, 2003	193	—
Class A — authorized 170,000,000 shares; issued and outstanding:
20,191,542 shares at December 31, 2003	201	—
Additional paid-in capital	268,907	—
Unearned compensation	(129)	—
Retained earnings	302,833	581,361
Treasury stock, at cost	(108,715)	—
Units of beneficial interest in treasury, at cost	—	(108,417)

Total Shareholders’ Equity	463,750	476,544

Total Liabilities And Shareholders’ Equity	$747,175	$744,967

Note:    The balance sheet at December 31, 2002 has been derived from the audited financial statements of the registrant’s predecessor, The Journal Company (formerly known as Journal Communications, Inc.) at that date.

See accompanying notes.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31 (in thousands, except per share amounts)

	2003	2002	2001
Continuing operations:
Operating revenue:
Publishing	$316,976	$311,138	$320,615
Broadcasting	150,744	152,749	134,801
Telecommunications	149,538	148,674	151,992
Printing services	85,958	97,841	114,612
Other	95,073	90,974	86,767

Total operating revenue	798,289	801,376	808,787

Operating costs and expenses:
Publishing	156,802	148,204	155,173
Broadcasting	64,698	59,674	54,804
Telecommunications	84,722	81,658	78,554
Printing services	71,316	82,597	101,884
Other	78,254	75,420	73,266

Total operating costs and expenses	455,792	447,553	463,681

Selling and administrative expenses	229,088	239,750	261,002

Total operating costs and expenses and selling and administrative expenses	684,880	687,303	724,683

Operating earnings	113,409	114,073	84,104
Other income and expense:
Interest income and dividends	442	984	1,618
Interest expense, net	(1,909)	(645)	(383)

Total other income and expense	(1,467)	339	1,235

Earnings from continuing operations before income taxes and accounting change	111,942	114,412	85,339
Provision for income taxes	45,149	49,418	35,860

Earnings from continuing operations before accounting change	66,793	64,994	49,479
Loss from discontinued operations, net of applicable income tax benefit of $0, $6,624 and $477, respectively	—	(565)	(1,722)
Cumulative effect of accounting change, net of applicable income taxes of $1,161	—	(6,509)	—

Net earnings	$66,793	$57,920	$47,757

Earnings available to class A and B common shareholders	$66,329	$57,920	$47,757

Earnings per share:
Basic:
Continuing operations before accounting change	$0.84	$0.82	$0.59

Net earnings	$0.84	$0.73	$0.57

Diluted:
Continuing operations before accounting change	$0.80	$0.82	$0.59

Net earnings	$0.80	$0.73	$0.57

See accompanying notes.

JOURNAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31 (in thousands, except per share amounts)

	Preferred Stock	Common Stock	Common Stock				Additional Paid-in- Capital
			Class C	Class B-2	Class B-1	Class A
Balance at December 31, 2000	$—	$3,600	$—	$—	$—	$—	$—
Net earnings
Other comprehensive loss:
Minimum pension liability adjustment (net of tax of $1,906)
Foreign currency translation adjustments

Other comprehensive loss

Comprehensive income

Dividends declared ($0.45 per common share)
Units of beneficial interest purchased
Units of beneficial interest sold

Balance at December 31, 2001	—	3,600	—	—	—	—	—
Net earnings
Other comprehensive income:
Reversal of prior year minimum pension liability adjustment (net of tax of $1,906)
Realization of foreign currency translation adjustments

Other comprehensive income

Comprehensive income

Dividends declared ($0.40 per common share)
Units of beneficial interest purchased
Units of beneficial interest sold

Balance at December 31, 2002	—	3,600	—	—	—	—	—
Net earnings and other comprehensive income

Dividends declared:
Common ($0.50 per share)
Class C ($0.142 per share)
Class B ($0.065 per share)
Class A ($0.065 per share)
Units of beneficial interest purchased		(5)
Share exchange		(3,595)	33	432	395		2,735
Issuance of shares:
Initial public offering				(3)	(1)	198	266,419
Conversion of class B to class A				(2)	(1)	3
Nonvested restricted stock							136
Employee stock purchase plan							251
Amortization of unearned compensation
Shares purchased and redeemed in tender offer					(200)		(634)

Balance at December 31, 2003	$—	$—	$33	$427	$193	$201	$268,907

See accompanying notes.

Unearned Compensation	Retained Earnings	Treasury Stock, at cost	Units of Beneficial Interest in treasury, at cost	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
$—	$542,800	$—	$(37,074)	$(807)	$508,519
	47,757				47,757	$47,757

				(2,856)	(2,856)	(2,856)
				(150)	(150)	(150)

						(3,006)

						$44,751

	(37,866)				(37,866)
			(84,351)		(84,351)
	3,448		98,379		101,827

—	556,139	—	(23,046)	(3,813)	532,880
	57,920				57,920	$57,920

				2,856	2,856	2,856

				957	957	957

						3,813

						$61,733

	(31,597)				(31,597)
			(125,347)		(125,347)
	(1,101)		39,976		38,875

—	581,361	—	(108,417)	—	476,544
	66,793				66,793	$66,793

	(38,842)				(38,842)
	(464)				(464)
	(3,465)				(3,465)
	(1,309)				(1,309)
	(1,770)		(298)		(2,073)
		(108,715)	108,715		—

					266,613
					—
(136)					—
					251
7					7
	(299,471)				(300,305)

$(129)	$302,833	$(108,715)	$—	$—	$463,750

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)

	2003	2002	2001
Cash flow from operating activities:
Net earnings	$66,793	$57,920	$47,757
Less loss from discontinued operations	—	(565)	(1,722)
Less cumulative effect of accounting change	—	(6,509)	—

Earnings from continuing operations before accounting change	66,793	64,994	49,479
Adjustments for non-cash items:
Depreciation	46,381	44,726	40,882
Amortization	2,241	1,909	10,814
Provision for doubtful accounts	2,473	3,480	3,816
Deferred income taxes	13,399	12,413	4,533
Net (gain) loss from disposal of assets	(2,723)	404	1,486
Impairment of long-lived assets	—	3,762	1,003
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(9,003)	(976)	3,233
Inventories	984	3,687	(1,107)
Accounts payable	(1,290)	(4,013)	(10,470)
Other assets and liabilities	9,420	(44,326)	14,742

Net Cash Provided By Operating Activities	128,675	86,060	118,411

Cash flow from investing activities:
Capital expenditures for property and equipment	(39,685)	(53,169)	(90,172)
Proceeds from sales of assets	6,266	1,548	5,245
Acquisition of businesses	(6,794)	(49)	(22,148)
Other, net	(153)	261	(1,069)

Net Cash Used For Investing Activities	(40,366)	(51,409)	(108,144)

Cash flow from financing activities:
Net increase (decrease) in notes payable to banks	(90,775)	86,355	4,420
Financing costs on long-term notes payable to banks	(1,959)	—	—
Proceeds from long-term notes payable to banks	111,455	—	—
Payments of long-term notes payable to banks	(27,455)	—	—
Proceeds from issuance of common stock, net	266,621	—	—
Redemption of common stock, net	(300,305)	—	—
Proceeds from employee stock purchase plan	251	—	—
Redemption of units of beneficial interest	(1,775)	—	—
Purchases of units of beneficial interest	(298)	(125,347)	(84,351)
Sales of units of beneficial interest	—	38,875	101,827
Cash dividends	(44,080)	(31,597)	(37,866)
Deferred revenue	—	—	4,052

Net Cash Used For Financing Activities	(88,320)	(31,714)	(11,918)

Net Cash Provided By (Used For) Discontinued Operations	—	(3,393)	513

Net Decrease in Cash and Cash Equivalents	(11)	(456)	(1,138)
Cash and cash equivalents
Beginning of year	8,455	8,911	10,049

End of year	$8,444	$8,455	$8,911

Supplemental Cash Flow Information
Cash paid for income taxes	$27,722	$34,404	$25,788

Cash paid for interest	$3,485	$2,036	$554

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 (in thousands, except shares and per share amounts)

1     SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — On May 9, 2003, the Wisconsin corporation then known as Journal Communications, Inc. and now known as The Journal Company (“Old Journal”), formed a wholly owned subsidiary then known as The Journal Company and now known as Journal Communications, Inc. (“New Journal”) for the purposes of facilitating the permanent capital transactions.

On September 29, 2003, the shareholders of Old Journal (including the Journal Employees Stock Trust (“JESTA”)), Matex Inc. and the Abert Family Journal Stock Trust (the latter two of which we refer to as the “Grant family shareholders”) effected a share exchange with New Journal pursuant to which JESTA and the Grant family shareholders exchanged each share of their Old Journal common stock for three shares of class B common stock (divided as equally as possible into class B-1 common stock and class B-2 common stock) and following which Old Journal became a wholly owned subsidiary of New Journal. JESTA then terminated and distributed the class B common stock that it received in the share exchange to its former unitholders on a three-shares-for-one-unit basis, with such shares divided as equally as possible into class B-1 common stock and class B-2 common stock. Each share of class B-1 and class B-2 shares are identical except for restrictions on when a holder can convert them into class A common stock and sell them to the public. Under the public sale restriction periods in our articles of incorporation, class B-1 and class B-2 shares may not be converted until September 17, 2004 and March 16, 2005, respectively. There is no public trading market for the class B common stock, although shares can be offered for sale to eligible purchasers under our articles of incorporation.

Immediately after the share exchange and immediately before the termination of JESTA and the closing of the initial public offering, the Grant family shareholders exchanged approximately 41.5% of their class B shares they received in the share exchange for 3,264,000 shares of class C common stock. The Grant family shareholders participated in the initial public offering for a certain number of shares of their class B common stock, which were convertible into class A common stock.

After the completion of our share exchange and the termination of JESTA, we effected an initial public offering of 19,837,500 shares of our class A common stock, of which 19,441,500 shares were sold by us and 396,000 by the Abert Family Journal Stock Trust. Net proceeds to us were approximately $266.6 million.

On October 3, 2003, we commenced our tender offer to purchase up to 22,674,401 shares, or approximately $340.1 million worth of our class B-1 common stock. The tender offer expired on November 3, 2003 and we purchased and immediately retired 19,999,752 shares, or approximately $300.0 (plus related expenses) million worth of class B-1 common stock. The purpose of the tender offer was to allow our class B shareholders, who are employee and former employee investors in JESTA, to obtain liquidity for a certain portion of their shares so that they could reduce their personal debt previously incurred to purchase units of beneficial interest in that trust. The tender offer was contemplated and disclosed to our shareholders prior to the share exchange and as part of the initial public offering in order to effect a “synthetic secondary” offering.

For periods prior to the share exchange on September 29, 2003, the consolidated financial statements reflect the consolidated results of operations and the financial position of Old Journal without giving effect to the share exchange. The consolidated results of operations for the year ended December 31, 2003 and the consolidated financial position as of December 31, 2003 reflect New Journal after the share exchange. In the share exchange, all shares outstanding of Old Journal’s $0.125 par value common stock were acquired by New Journal and each share of Old Journal common stock, other than the shares dissenting from the transaction, was exchanged for three shares of New Journal $0.01 par value class B common stock. The units of beneficial interest in treasury as of December 31, 2002 represent JESTA units purchased by Old Journal. In the three-shares-for-one-unit share exchange, Old Journal received class B common stock of New Journal which is reported as treasury stock as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of consolidation — The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue recognition — Publishing revenue is generated primarily from the sale of newspaper advertising space and newspaper subscriptions. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired. Circulation revenue is recognized ratably over the newspaper subscription period. Telecommunication revenue is generated from toll (voice), data transmission and satellite (video) services. Toll and video service revenue is recognized at the time the service is performed and data transmission revenue is recorded on a straight-line basis over the term of the contract. Printing services revenue is recorded at the time of shipment when title passes to the customer. Other revenue is generated primarily from label printing and direct marketing services. Revenue is recognized at the time of shipment when title passes to the customer and at the time the service is performed, respectively.

Amounts we receive from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned more than 1 year from the balance sheet date is included in other long-term liabilities in the consolidated balance sheets.

Shipping and handling costs — Shipping and handling costs, including postage, billed to customers are included in operating revenue and the related costs are included in operating costs and expenses.

Advertising expense — We expense our advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $8,127, $9,292 and $8,488, respectively.

Interest expense — Interest expense attributable to self-constructed assets has been capitalized as a component of the cost of the asset. The self-constructed assets include Journal Sentinel’s production facility from 2001 through 2003 and Norlight’s network expansion in 2001. Capitalized interest is as follows:

	2003	2002	2001
Total interest incurred	$1,975	$1,805	$481
Less amount capitalized	(66)	(1,160)	(98)

Interest expense	$1,909	$645	$383

Earnings per share — In 2003, basic earnings per share are computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period. Diluted earnings per share are computed based upon the assumption that the class C shares outstanding were converted into class A and B shares. Our non-statutory stock options granted to outside directors are currently anti-dilutive and were not included. Prior to 2003, basic and diluted earnings were the same because there were no dilutive securities. The term “share” includes both shares and units of beneficial interest outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share, retroactively reflecting the three-for-one share exchange, are computed as follows:

	2003	2002	2001
Basic earnings:
Earnings from continuing operations before accounting change	$66,793	$64,994	$49,479
Discontinued operations	—	(565)	(1,722)
Cumulative effect of accounting change	—	(6,509)	—

Net earnings	66,793	57,920	47,757
Less dividends on class C common stock	(464)	—	—

Earnings available to class A and B common shareholders	$66,329	$57,920	$47,757

Weighted average class A and B shares outstanding	78,645	79,291	84,252
Basic earnings per share:
Continuing operations before accounting change	$0.84	$0.82	$0.59
Discontinued operations	—	(0.01)	(0.02)
Cumulative effect of accounting change	—	(0.08)	—

Net earnings	$0.84	$0.73	$0.57

Diluted earnings:
Earnings available to class A and B common shareholders	$66,329	$57,920	$47,757
Plus dividends on class C common stock	464	—	—

Net earnings	$66,793	$57,920	$47,757

Weighted average shares outstanding	78,645	79,291	84,252
Incremental class A and B shares for assumed conversion of class C shares	4,452	—	—

Adjusted weighted average shares outstanding	83,097	79,291	84,252

Diluted earnings per share:
Continuing operations before accounting change	$0.80	$0.82	$0.59
Discontinued operations	—	(0.01)	(0.02)
Cumulative effect of accounting change	—	(0.08)	—

Net earnings	$0.80	$0.73	$0.57

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

Stock-based compensation — We account for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, we do not recognize compensation expense for our stock options because the exercise price equals the market price of the underlying stock on the grant date. We recognize compensation expense related to restricted stock grants over the vesting period. As permitted, we have elected to adopt the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”

Statement No. 123, as amended by Statement No. 148, establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. We have chosen to continue to report stock-based compensation in accordance with APB No. 25, and provide the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. The following table illustrates the effect on net earnings and net earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	2003	2002	2001
Net earnings as reported	$66,793	$57,920	$47,757
Add compensation cost of restricted stock grants, net of related tax effects, included in the determination of net earnings as reported	5	—	—
Deduct stock based compensation determined under fair value based-method, net of related tax effects:
Stock options	(15)	—	—
Employee stock purchase plan	(17)	—	—
Restricted stock grants	(5)	—	—

Pro forma net earnings	$66,761	$57,920	$47,757

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.84	$0.73	$0.57

Pro forma	$0.84	$0.73	$0.57

Diluted earnings per share:
As reported	$0.80	$0.73	$0.57

Pro forma	$0.80	$0.73	$0.57

Fair value was calculated using the Black-Scholes option pricing model. Assumptions used to determine fair value are as follows:

	2003	2002	2001
Dividend yield	1.45%	—	—
Expected volatility	33.00%	—	—
Risk-free rate of return	3.81%	—	—
Expected life of options (in years)	7	—	—
Weighted average fair value of options granted	$6.54	—	—

Fair values — The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term liabilities approximates fair value as of December 31, 2003 and 2002.

Cash equivalents — Cash equivalents are highly liquid investments with maturities of 3 months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net — We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 31, 2003 and 2002 was $6,836 and $6,453, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories — Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at December 31 consisted of the following:

	2003	2002
Paper and supplies	$6,903	$7,725
Work in process	2,328	3,456
Finished goods	6,816	5,918
Less obsolescence reserve	(831)	(899)

Inventories, net	$15,216	$16,200

Property and equipment — Property and equipment are recorded at cost. Depreciation of property and equipment is provided, principally using the straight-line method, over the estimated useful lives, which are as follows:

Years
Land and building improvements	10-20
Buildings	30
Newspaper printing presses	20-25
Broadcasting equipment	5-20
Telecommunications and network equipment	5-25
Other printing presses	7-10
Other	3-10

Intangible assets — Upon adoption of Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses, are no longer amortized but instead are reviewed at least annually for impairment. We continue to amortize definite-lived intangible assets on a straight-line basis for periods of 5 to 40 years.

Impairment of long-lived assets — Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an asset is considered impaired, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In 2002, we recorded a $2,502 loss on impairment of certain equipment at our printing services segment and a $1,260 loss on impairment of a customer list at our direct marketing services business. In 2001, we recorded a $1,003 loss on impairment of certain property at our broadcasting segment and certain equipment at our printing services segment. Fair value was determined by independent professional appraisers. These losses are recorded as an operating expense in the accompanying consolidated statements of earnings.

Concentration of credit risk — Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required. In our telecommunications business, we bill all data services for both wholesale and commercial customers in advance of providing services. Most telecommunications customers are required to pay their bill before services are provided. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications — Certain prior year amounts have been reclassified to conform to the 2003 presentation.

New accounting standard — In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of the fiscal year 2004. Since we are not party to any VIE arrangements, FIN No. 46 is not expected to have any impact on our consolidated financial statements.

2     NOTES PAYABLE TO BANKS

Effective September 29, 2003, we entered into a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of December 31, 2003 we had borrowings of $84,000 under the facility at the LIBOR based rate of 2.00%. Fees of $1,959 in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

3     EMPLOYEE BENEFIT PLANS

We have defined benefit pension plans covering the majority of our employees. The plan provides benefits based on years of service and the average compensation for the employee’s last 5 years of employment. Plan assets consist primarily of listed stocks and government and other bonds. In addition, we provide health benefits to certain retirees and their eligible spouses. We have elected to amortize the related unfunded postretirement health care obligation of $25,324 at January 1, 1993, over a period of 20 years. In accordance with the provisions of FASB Staff Position 106-1, we elected to defer accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) pending guidance to be issued by the FASB during 2004. The Act is expected to reduce our postretirement benefit obligation by approximately $5,100.

We also sponsor an unfunded non-qualified pension plan for employees whose benefits under the pension plan and the Investment Savings Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosures for this plan for all years presented are combined with the pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Postretirement Benefits
Years ended December 31	2003	2002	2003	2002
Change in benefit obligations
Benefit obligation at beginning of year	$123,815	$111,990	$32,363	$37,265
Service cost	4,248	3,690	372	379
Plan amendments	—	—	—	(6,082)
Interest cost	8,086	7,851	2,058	2,261
Actuarial (gain) loss	7,821	7,470	3,724	1,591
Special termination benefits	—	—	—	48
Benefits paid	(7,302)	(7,186)	(4,272)	(3,099)

Benefit obligation at end of year	$136,668	$123,815	$34,245	$32,363

Change in plan assets
Fair value of plan assets at beginning of year	$102,169	$73,284	$—	$—
Actual gain (loss) on plan assets	24,431	(8,655)	—	—
Company contributions	286	44,726	4,272	3,099
Benefits paid	(7,302)	(7,186)	(4,272)	(3,099)

Fair value of plan assets at end of year	$119,584	$102,169	$—	$—

Funded status of the plan
Underfunded status of the plan	$(17,084)	$(21,646)	$(34,245)	$(32,363)
Unrecognized net actuarial loss	39,512	46,179	14,293	11,018
Unrecognized prior service cost	789	1,046	—	—
Unrecognized transition obligation	166	272	4,938	5,487

Prepaid (accrued) net benefit cost	$23,383	$25,851	$(15,014)	$(15,858)

Prepaid (accrued) net benefit cost
Prepaid benefit cost	$28,421	$30,552	$—	$—
Accrued benefit cost	(5,038)	(4,701)	(15,014)	(15,858)

Prepaid (accrued) net benefit cost	$23,383	$25,851	$(15,014)	$(15,858)

The accumulated benefit obligation for all defined benefit pension plans was $113,718 and $103,346 at December 31, 2003 and 2002, respectively.

	Pension Benefits
Years ended December 31	2003	2002	2001
Components of net periodic benefit cost
Service cost	$4,248	$3,690	$3,361
Interest cost	8,086	7,851	7,552
Expected return on plan assets	(10,568)	(8,212)	(8,189)
Amortization of:
Unrecognized prior service cost	257	257	254
Unrecognized net transition obligation (asset)	624	(3)	104
Unrecognized net (gain) loss	110	8	(30)

Net periodic benefit cost included in total operation costs and expenses and selling and administrative expense	$2,757	$3,591	$3,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Other Postretirement Benefits
Years ended December 31	2003	2002	2001
Components of net periodic benefit cost
Service cost	$372	$379	$549
Interest cost	2,058	2,261	2,069
Special termination benefits	—	48	—
Amortization of:
Unrecognized net transition obligation	549	642	1,110
Unrecognized net loss	449	429	—

Net periodic benefit cost included in total operating costs and expenses and selling and administrative expense	$3,428	$3,759	$3,728

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 31 for pension benefits and September 30 for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increases	4.50	4.50	—	—

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.50	9.50	—	—
Rate of compensation increases	4.50	4.50	—	—

To determine the long-term rate of return assumption for plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonability and appropriateness.

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2004 is 8.0%, grading down to 5.0% in the year 2007 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1 % point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components in 2003	$85	$(76)
Effect on postretirement benefit obligation as of December 31, 2003	$983	$(920)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

Our pension plan weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets
	2003	2002
Equity securities	77.2%	71.0%
Fixed-income securities	22.8	26.3
Other	—	2.7

Total	100.0%	100.0%

We employ a total return investment approach whereby a mix of equity and fixed-income investment funds are used to maximize the long-term return of plan assets for a prudent level of risk. We establish our risk tolerance through careful consideration of plan liabilities, plan funded status, and our financial condition. The investment portfolio contains a diversified blend of equity and debt investments. The equity component is diversified across U.S. and non-U. S. stocks, as well as growth, value and small and large capitalization stocks. The fixed-income component is diversified across the maturity, quality and sector spectrum. The portfolio may also hold cash equivalents. Fund managers may use derivatives only if the vehicle is deemed by the manager to be more attractive than a similar direct investment in the underlying cash market, or if the vehicle is being used to manage risk of the portfolio. Derivatives, however, may not be used in a speculative manner or to leverage the portfolio. We measure and monitor investment risk on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability allocation studies. The asset mix guidelines for the plan are as follows:

	Percent of Total Portfolio
	Minimum	Target	Maximum
Large capitalization U.S. stocks	28.0%	38.0%	48.0%
Small capitalization U.S. stocks	17.0	22.0	27.0
International stocks	10.0	15.0	20.0
Fixed-income securities	20.0	20.0	35.0
Cash equivalents	—	5.0	5.0

Contributions

We do not expect to contribute to our pension plan in 2004. We expect to pay $4,000 in postretirement benefits in 2004.

The Investment Savings Plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contributed may not exceed 50%. Each employee who elects to participate is eligible to receive company matching contributions. We may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the plan. The matching contributions, recorded as an operating expense, were $2,517, $2,594 and $2,672 in 2003, 2002 and 2001, respectively. We made additional contributions into the Investment Savings Plan on behalf of certain employees not covered by the defined benefit pension plan of $930, $875 and $860 in 2003, 2002 and 2001, respectively. We expect to contribute $959 on behalf of these employees in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4    INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 31	2003	2002	2001
Current:
Federal	$25,793	$31,440	$25,214
State	5,957	5,565	6,113

	31,750	37,005	31,327
Deferred	13,399	12,413	4,533

Total	$45,149	$49,418	$35,860

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 31	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.9	4.6	5.6
Non-deductible litigation expenses	—	1.8	—
Other	0.4	1.8	1.4

Effective income tax rate	40.3%	43.2%	42.0%

Temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Current assets
Receivables	$2,437	$2,422
Inventories	336	424
Other assets	2,176	539
Accrued compensation	2,887	3,536
Accrued employee benefits	1,112	1,243

Total current deferred tax assets	$8,948	$8,164

Non-current assets
Accrued employee benefits	$6,392	$5,527
State net operating loss and tax credit carryforwards	4,355	4,708
Other assets	1,067	1,266
Valuation allowances on state net operating loss carryforwards	(3,555)	(3,609)

Total non-current deferred tax assets	8,259	7,892

Non-current liabilities
Property and equipment	(21,166)	(16,758)
Intangible assets	(30,939)	(26,643)
Accrued employee benefits	(8,085)	(4,458)
Other liabilities	(4,546)	(2,327)

Total non-current deferred tax liabilities	(64,736)	(50,186)

Total net non-current deferred tax liabilities	$(56,477)	$(42,294)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, we had state net operating loss carryforwards of $51,032 that begin to expire in 2004 and state income tax credit carryforwards of $762 that begin to expire in 2004. To the extent we believe there is significant uncertainty regarding realization of such carryforwards, valuation allowances have been provided.

5    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	December 31
	2003	2002
Other obligations	$2,860	$3,335
Television program contracts	200	337

	3,060	3,672
Less current portion	683	1,645

	2,377	2,027
Deferred revenue	6,371	7,211

Total other long-term liabilities	$8,748	$9,238

We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 31, 2003, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

2004	$13,227
2005	10,687
2006	6,261
2007	5,245
2008	4,484
Thereafter	16,321

$56,225

Rent expense charged to operations for 2003, 2002 and 2001 was $27,074, $27,827, and $30,057, respectively. Rental income from subleases included in operations for 2003, 2002 and 2001 was $5,419, $4,565, and $4,379, respectively. Aggregate future minimum rentals to be received under noncancellable subleases totaled $7,401 as of December 31, 2003.

A purchase commitment for newsprint for our publishing businesses, which runs through 2006, from a newsprint supplier as of December 31, 2003, was $80,332. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract, but we have no obligation to purchase any particular overall quantities. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to capital expenditures for our daily newspaper’s new production facility were approximately $1,200 as of December 31, 2003. In addition, we have the right to broadcast certain television programs during the years 2004-2009 under contracts aggregating $7,028. We have $1,702 of standby letters of credit for business insurance purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6    SHAREHOLDERS’ EQUITY

Common stock

We have three classes of common stock. Class C shares are held by the Grant family shareholders and are entitled to two votes per share. These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends. Class B shares are primarily held by our current and former employees and are entitled to ten votes per share. Each class B share is convertible into one class A share at any time after the expiration of the applicable public sale restriction periods, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends are equal to those declared on the class A shares. As of December 31, 2003, there are 4,338,353 class B-2 shares and 4,338,352 class B-1 shares included in treasury stock. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

The changes in the number of shares of our common stock and units of beneficial interest during 2003 are as follows (in thousands):

		Common Stock				Treasury stock	Units of Beneficial Interest in treasury
	Common Stock	Class C	Class B-2	Class B-1	Class A
Balance as December 31, 2002	28,800	—	—	—	—	—	2,884
Units of beneficial interest purchased	(45)	—	—	—	—	—	8
Share exchange	(28,755)	3,264	38,793	35,208	—	8,677	(2,892)
Issuance of common stock	—	—	(335)	(61)	19,837	—	—
Conversion of class B shares to class A shares	—	—	(180)	(175)	355	—	—
Shares purchased and retired in tender offer	—	—	—	(20,000)	—	—	—
Shares issued under equity incentive and employee stock purchase plans	—	—	23	—	—	—	—

Balance at December 31, 2003	—	3,264	38,301	14,972	20,192	8,677	—

7    EQUITY INCENTIVE AND EMPLOYEE STOCK PURCHASE PLANS

In 2003, our shareholders approved The Journal Communications, Inc. 2003 Equity Incentive Plan and The Journal Communications, Inc. 2003 Employee Stock Purchase Plan.

The 2003 Equity Incentive Plan may award outside directors equity as part of their overall compensation and rewards employees for business and individual performance. Awards may be granted in any one or a combination of stock grants, non-statutory stock options, incentive stock options, performance unit grants and stock unit grants. Subject to certain adjustments, 6,000,000 shares of our class B-2 common stock are authorized to be issued under the plan. Not more than 3,000,000 shares of our class B-2 common stock may be issued under the plan in the form of stock grants, performance unit grants or stock unit grants.

Stock grants — Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the participant, meet designated performance goals. During 2003, our outside directors collectively were granted 7,500 shares of class B-2 common stock subject to a three year vesting period, except the shares become fully vested in the event of retirement. The weighted average fair value of each share granted in 2003 was $18.20.

Unearned compensation was recorded at the date of the restricted stock grant awards based on the market value of the shares. Unearned compensation, which is shown as a separate component of shareholders’ equity, is being amortized to expense over the vesting period.

Non-statutory stock options — The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B-2 common stock on the grant date. The options expire over a period of time not greater than ten years from the grant date. During 2003, our outside directors collectively were granted 20,000 stock options with an exercise price of $18.40, which was equal to the fair market value of our class B-2 common stock on the grant date. The stock options become exercisable one year from the grant date and expire in seven years. The weighted average remaining contractual life of these options is 6.8 years. No options were outstanding at the beginning of the year or forfeited during the year.

Incentive stock options — The compensation committee of our board of directors may grant incentive stock options to employees at a purchase price not less than 100% of the fair market value of our class B-2 common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. There were no incentive stock options granted during 2003.

Performance unit grants or stock unit grants — Each stock unit entitles the participant to a cash payment equal to the fair market value of one share of our class B-2 common stock, and will have a value established by the compensation committee of our board of directors. Each performance unit grant and stock unit grant will be accompanied by restrictions as may be determined at the discretion of the committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were no performance units or stock units granted during 2003.

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B-2 common stock at 90% of the fair market value of the stock on the day of purchase. Our only expense related to this plan is for its administration. Subject to certain adjustments, 3,000,000 shares of our class B-2 common stock are authorized for sale under this plan. At December 31, 2003, 15,043 class B-2 common shares were sold to employees under this plan at a price of $16.68.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8    GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

We adopted the provisions of Statement No. 142 effective January 1, 2002, and, accordingly, we ceased amortizing goodwill and broadcast licenses as of that date. The following table reconciles the reported earnings from continuing operations before accounting change, net earnings, earnings per share from continuing operations before accounting change and earnings per share to that which would have resulted for the year ended December 31, 2001, if Statement No. 142 had been effective on January 1, 2001:

2001
Reported earnings from continuing operations before accounting change	$49,479
Goodwill amortization, net of tax	2,340
Broadcast licenses amortization, net of tax	3,113

Adjusted earnings from continuing operations before accounting change	$54,932

Reported net earnings	$47,757
Goodwill amortization, net of tax	2,340
Broadcast licenses amortization, net of tax	3,113

Adjusted net earnings	$53,210

Basic and diluted earnings per share:
Reported earnings from continuing operations before accounting change	$0.59
Adjusted earnings from continuing operations before accounting change	$0.65
Basic and diluted earnings per share:
Reported net earnings	$0.57
Adjusted net earnings	$0.63

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $2,241 for the year ended December 31, 2003. Estimated amortization expense is $1,336 for 2004, $763 for 2005, $748 for 2006, $710 for 2007 and $662 for 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 31, 2003 and 2002 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2003
Definite-lived intangible assets:
Network affiliation agreements	$7,759	$(863)	$6,896
Customer lists	17,771	(15,368)	2,403
Non-compete agreements	24,838	(24,256)	582
Other	3,080	(3,061)	19

Total	$53,448	$(43,548)	$9,900

December 31, 2002
Definite-lived intangible assets:
Network affiliation agreements	$7,759	$(264)	$7,495
Customer lists	17,771	(14,830)	2,941
Non-compete agreements	24,813	(23,169)	1,644
Other	3,080	(3,045)	35

Total	$53,423	$(41,308)	$12,115

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. We performed transitional impairment tests on our broadcast licenses and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at our broadcasting business, which is reported as a component of the cumulative effect of accounting change in the consolidated statement of earnings for 2002. No impairment resulted from our annual impairment test in 2003 or 2002.

Goodwill

In 2002, we performed transitional impairment tests on the goodwill of our reporting units with goodwill. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at our direct marketing services business, which is reported as a component of the cumulative effect of accounting change in the consolidated statement of earnings for 2002. For goodwill amortization that was not deductible for income tax purposes, the transitional goodwill impairment charge is also not deductible. No impairment resulted from our annual impairment test in 2003 or 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Reporting Unit	Goodwill at January 1, 2003	Goodwill related to acquisitions	Goodwill at December 31, 2003
Daily newspaper	$2,084	$—	$2,084
Community newspapers & shoppers	24,835	1,375	26,210
Broadcasting	82,119	910	83,029
Telecommunications	188	—	188
Label printing	2,362	—	2,362
Direct marketing services	410	—	410

Total	$111,998	$2,285	$114,283

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Reporting Unit	Goodwill at January 1, 2002	Goodwill related to acquisitions	Goodwill related to divestitures	Reclassification of intangible assets	Impairment losses	Goodwill at December 31, 2002
Daily newspaper	$2,084	$—	$—	$—	$—	$2,084
Community newspapers & shoppers	23,713	—	398	724	—	24,835
Broadcasting	76,584	5,368	—	167	—	82,119
Telecommunications	188	—	—	—	—	188
Label printing	2,362	—	—	—	—	2,362
Direct marketing services	7,358	—	—	—	(6,948)	410

Total	$112,289	$5,368	$398	$891	$(6,948)	$111,998

We perform impairment tests each year on goodwill and indefinite-lived intangible assets, or more frequently if indicators of impairment are present. We cannot be certain that future impairment tests will not result in a charge to earnings. With the assistance of independent, professional appraisers, we performed the 2003 and 2002 annual impairment tests as of the beginning of the fourth quarter and, as noted above, there was no resulting impairment.

Statement No. 142 does not change the requirements for recognition of deferred taxes related to differences in the financial reporting and tax basis of broadcast licenses and tax-deductible goodwill. We recognize a deferred tax liability for the difference between the financial reporting and income tax basis of our broadcast licenses and tax-deductible goodwill. This deferred tax liability will not reverse unless future impairment charges are recognized on the broadcast licenses or goodwill for financial reporting purposes or when assets are sold.

9    LITIGATION

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

National Advertising Representative Litigation. In September 2003, we hired a new national television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. The new representative has assumed liability in connection with that claim and agreed to indemnify us for all losses, damages and certain expenses associated with the prior representative’s claim. At December 31, 2003 the remaining amount of $8.5 million claimed by our prior national representative is included on the consolidated balance sheet in other current liabilities and the receivable of $8.5 million from the new national representative is included on the consolidated balance sheet in receivables.

Newspaper Merger Class Action Suit. On May 4, 1999, 5 former employees filed a lawsuit in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. This lawsuit was granted class action status to include other unitholders who separated from us as part of the merger. The plaintiffs alleged that an internal memorandum created a contract permitting members of the plaintiff class to offer to sell units at any time over a period of up to 10 years, depending on their retirement status or years of unit ownership. On May 7, 2002, the parties reached an out-of-court settlement. On July 1, 2002, the judge approved the settlement. We agreed to pay the plaintiffs $8.9 million in cash in settlement of all claims. We also agreed to allow certain members of the plaintiff class to retain certain rights, for a period of time, as to units of beneficial interest in JESTA. Plaintiffs and their counsel valued these rights at approximately $0.6 million. We reduced our litigation reserve by $4.1 million and reduced selling and administrative expenses in the second quarter of 2002 to reflect the settlement amount, net of insurance proceeds.

10    ACQUISITIONS AND SALE

On November 26, 2003, we acquired the business and certain assets of two radio stations in the Springfield, Missouri market, KZRQ-FM, which is licensed to Mt. Vernon, Missouri and KSGF-FM, which is licensed to Ash Grove, Missouri. The cash purchase price for the stations was $5,344.

On June 3, 2003, our community newspapers and shoppers business acquired the business and certain assets of the Antigo Area Shopper’s Guide. The cash purchase price for the publication was $1,450.

On December 31, 2001, we acquired the business and certain assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho. The cash purchase price for the stations was $22,114.

The purchase price allocations for these acquisitions are as follows:

	Springfield Radio Stations	Antigo Area Shopper’s Guide	Boise Television Stations
Property and equipment	$380	$50	$4,520
Goodwill	910	1,375	6,969
Broadcast licenses	4,057	—	7,372
Network affiliation agreements	—	—	3,408
Non-compete agreement	—	25	—
Accrued liabilities	(3)	—	(155)

Total purchase price	$5,344	$1,450	$22,114

Goodwill and the broadcast licenses are not subject to amortization under the provisions of Statement No. 142. These intangible assets are, however, deductible for income tax purposes.

All of the above-mentioned acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in our consolidated financial statements from the respective date of acquisition. Had each of the acquisitions occurred on January 1 of the year acquired, the effect of the acquisition on consolidated results of operations, for each respective year would not have been material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 2, 2001, we completed the sale of certain assets of the Milwaukee operation of our label printing business. The cash sale price was $4,351.

11    DISCONTINUED OPERATIONS

In January 2002, we announced the closure of Fox Cities Newspapers, consisting of 6 weekly newspapers in our publishing segment located in Appleton, Wisconsin. On April 29, 2002, we decided to liquidate IPC Communications Services, S.A., a business in our printing services segment located in Roncq, France.

The following table summarizes the results of operations of Fox Cities Newspapers and IPC Communication Services, S.A., which are included in the gain (loss) from discontinued operations in the consolidated condensed statements of earnings:

	2002	2001
Revenue	$3,253	$15,172
Loss before income tax benefit	(7,189)	(2,199)

There were no assets or liabilities of Fox Cities Newspapers or IPC Communication Services, S.A. included in the consolidated balance sheets at December 31, 2003 and December 31, 2002.

12    WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

During 2003, we recorded a pretax charge of $1,361 for workforce reductions and business improvement initiatives. Included in this charge is $471 in termination benefits for approximately 45 employees from our daily newspaper included in the 2002 workforce reduction and $296 in termination benefits for approximately 33 employees associated with the closure of our CD-ROM mastering and replication facility, a part of our printing services business. In addition, $594 was recorded for shutdown costs of the CD-ROM mastering and replication facility.

During 2002, we recorded a pretax charge of $1,966 for workforce reductions. The charge consisted primarily of $1,905 in termination benefits for approximately 74 employees from our daily newspaper and our community newspapers and shoppers business. In addition, we recorded $61 for shutdown costs of our printing services operations in Ireland.

During 2001, we recorded $6,055 for workforce reductions and business improvement initiatives. The charge consisted primarily of $4,345 in termination benefits for approximately 300 employees from our daily newspaper, our community newspapers and shoppers business and our printing services business. In addition, we recorded $1,710 for shutdown costs of our printing services operation in Ireland and in transitioning our printing services’ eastern and western regions into one U. S. operational unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity associated with the workforce reduction and business improvement initiatives during the years ended December 31, 2003 and 2002 was as follows:

	Balance at December 31, 2002	Additions	Payments/ Reductions	Balance at December 31, 2003
Employee severance and benefits	$2,377	$767	$(2,797)	$347
Facility costs	—	537	(406)	131
Other	—	57	(57)	—

	$2,377	$1,361	$(3,260)	$478

	Balance at December 31, 2001	Additions	Payments/ Reductions	Balance at December 31, 2002
Employee severance and benefits	$2,531	$1,905	$(2,059)	$2,377
Facility costs	1,022	—	(1,022)	—
Other	126	61	(187)	—

	$3,679	$1,966	$(3,268)	$2,377

	Balance at December 31, 2000	Additions	Payments/ Reductions	Balance at December 31, 2001
Employee severance and benefits	$—	$4,345	$(1,814)	$2,531
Facility costs	—	1,093	(71)	1,022
Other	—	617	(491)	126

	$—	$6,055	$(2,376)	$3,679

Related expenses and obligations were recorded in selling and administrative expenses and other current liabilities in the consolidated statements of earnings and consolidated balance sheets, respectively. The remaining costs associated with these actions are expected to be paid in 2004, except for portions of the $131 liability representing the remaining operating lease obligation for the closed CD-ROM mastering and replication facility, expiring in June 2005.

13    SEGMENT ANALYSIS

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our label printing business, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations primarily conduct their business in the United States. We publish the Milwaukee Journal Sentinel and more than 90 weekly shopper and community newspapers in eight states. We also own and operate 38 radio stations and six television stations in 11 states. Our telecommunications business serves the wholesale carrier market and also provides integrated data communications solutions for small and mid size businesses. Our printing services business serves the publishing, software, entertainment and government markets by providing printing, assembly and complete fulfillment services.

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize operating revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 31, 2003, 2002 and 2001 and identifiable total assets of continuing operations at December 31, 2003 and 2002:

	2003	2002	2001
Operating revenue
Publishing	$316,976	$311,138	$320,615
Broadcasting	150,744	152,749	134,801
Telecommunications	149,538	148,674	151,992
Printing services	85,958	97,841	114,612
Other	95,073	90,974	86,767

	$798,289	$801,376	$808,787

Operating earnings (loss)
Publishing	$33,199	$30,315	$24,898
Broadcasting	29,879	33,384	15,453
Telecommunications	38,858	40,956	48,007
Printing services	3,760	2,131	(756)
Other	7,713	7,287	(3,498)

	$113,409	$114,073	$84,104

Depreciation and amortization
Publishing	$16,513	$14,157	$13,893
Broadcasting	8,658	7,310	13,287
Telecommunications	17,676	17,192	14,735
Printing services	3,162	5,218	6,168
Other	2,613	2,758	3,613

	$48,622	$46,635	$51,696

Capital expenditures
Publishing	$16,024	$30,291	$49,701
Broadcasting	10,369	8,788	10,260
Telecommunications	9,738	10,132	27,509
Printing services	1,998	2,555	1,654
Other	1,556	1,403	1,048

	$39,685	$53,169	$90,172

Identifiable total assets
Publishing	$222,582	$224,290
Broadcasting	315,748	298,426
Telecommunications	104,161	114,545
Printing services	26,623	31,005
Other	78,061	76,701

	$747,175	$744,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2003 Quarters
	First	Second	Third	Fourth	Total
Operating revenue	$174,467	$185,066	$245,345	$193,411	$798,289
Gross profit	71,908	79,835	104,226	86,528	342,497
Earnings from continuing operations before accounting change	11,302	13,876	22,759	18,856	66,793
Net earnings	11,302	13,876	22,759	18,856	66,793
Basic earnings per share:
Earnings from continuing operations before accounting change	0.15	0.18	0.29	0.23	0.84
Net earnings	0.15	0.18	0.29	0.23	0.84
Diluted earnings per share:
Earnings from continuing operations before accounting change	0.15	0.18	0.27	0.22	0.80
Net earnings	0.15	0.18	0.27	0.22	0.80

	2002 Quarters
	First	Second	Third	Fourth	Total
Operating revenue	$180,055	$186,031	$245,317	$189,973	$801,376
Gross profit	76,224	84,634	108,814	84,151	353,823
Earnings from continuing operations before accounting change	12,252	18,342	19,838	14,562	64,994
Net earnings	7,338	16,658	19,589	14,335	57,920
Basic and diluted earnings per share:
Earnings from continuing operations before accounting change	0.15	0.23	0.25	0.19	0.82
Net earnings	0.09	0.21	0.25	0.18	0.73

In the third quarter of 2003, dilutive class C shares were issued. Prior to 2003, basic and diluted earnings per share were the same because there were no dilutive securities. The results for the third quarter of 2003 include a $3,179 pre-tax gain on the sale of property. The results for the second quarter of 2003 include a $2,425 pre-tax charge for employment taxes. This charge was reduced by $700 in the fourth quarter of 2003.

The results for the fourth quarter of 2002 include a $2,502 pre-tax impairment charge for certain equipment at our printing services business. The results for the second quarter of 2002 include a $4,100 pre-tax reduction in our litigation reserve to reflect a settlement. The results for the first quarter of 2002 include $7,670 pre-tax transitional impairment charges for the write-off of goodwill at our direct marketing services business and the write down of certain broadcast licenses at our broadcasting business.

We divide our calendar year into 13 four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. We follow a practice of reporting our quarterly information at the end of the third accounting period (our first quarter), at the end of the sixth accounting period (our second quarter), and at the end of the tenth accounting period (our third quarter).

On August 26, 2003, our Board of Directors approved a change in the date of our fiscal year end, beginning with fiscal 2004, from December 31 to a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we will have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be fourteen weeks. The new fiscal year commences on January 1, 2004, immediately following the end of the old fiscal year (December 31, 2003).

Report of Independent Auditors

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and broadcast licenses.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP Milwaukee, Wisconsin January 26, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading “Proposal One: Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our April 29, 2004 Annual Meeting of Shareholders is incorporated by reference herein.

We have adopted a Code of Ethics for Financial Executives (meeting the definition of “code of ethics” as that term is defined in Item 406(b) of Regulation S-K) that applies to our Chief Executive Officer and senior financial and accounting officers and employees. We have also adopted a Code of Ethics and a Code of Conduct and Ethics for Members of the Board of Directors, which together satisfy the requirements of the New York Stock Exchange regarding a “code of business conduct.” We make copies of the foregoing available free of charge on our website at www.jc.com, and this information is available in print to any shareholder who requests it by writing to Paul E. Kritzer, Vice President and Secretary, Journal Communications, Inc., P.O. Box 661, Milwaukee, Wisconsin 53201-0661. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics for Financial Executives by posting such information on our website at www.jc.com.

We have adopted Corporate Governance Guidelines which we make available free of charge, along with the written charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors, on our website at www.jc.com, and this information is available in print to any shareholder who requests it by writing to Paul E. Kritzer, Vice President and Secretary, Journal Communications, Inc., P.O. Box 661, Milwaukee, Wisconsin 53201-0661.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation,” in the Proxy Statement for our April 29, 2004 Annual Meeting of Shareholders is incorporated by reference herein; provided, however, the information contained under the heading “Report on Executive Compensation” shall not be incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Stock Ownership of Management and Others” in the Proxy Statement for our April 29, 2004 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

Securities available under our equity compensation plans as of December 31, 2003 are as follows:

	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20,000	(1)	$18.40	8,957,457	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	20,000		$18.40	8,957,457

(1)	Represents options to purchase shares of class B-2 common stock under our 2003 Equity Incentive Plan.
(2)	All of the available shares under the 2003 Equity Incentive Plan (2,980,000) may be issued upon the exercise of stock options or granted as restricted stock, performance shares, performance units or restricted stock units. Also includes 2,984,957 shares available for issuance under the Employee Stock Purchase Plan.

For further information on our equity compensation plans, see Note 7 in our Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement for our April 29, 2004 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Ernst & Young LLP Disclosure” in the Proxy Statement for our April 29, 2004 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

Form 10-K Page(s)
(1) Financial Statements

Consolidated Balance Sheets at December 31, 2003 and 2002	54

Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2003	55

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2003	56

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	58

Notes to Consolidated Financial Statements	59

Report of Independent Auditors	80

(2) Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001

II — Consolidated valuation and qualifying accounts	84

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits

The exhibits listed on page 86 are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

During the fourth quarter of 2003, we reported the following on Form 8-K:

Filing	Date	Items Reported	Financial Statements Reported
8-K	October 27, 2003	Item 12 Results of Operations and Financial Condition	None

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002, and 2001

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Acquisitions Divestitures(1)	Deductions(2)	Balance at End of Year
Allowance for doubtful accounts:
2003	$6,453	$2,711	$—	$2,328	$6,836
2002	$5,477	$3,944	$—	$2,968	$6,453
2001	$3,993	$5,206	$(59)	$3,663	$5,477

Reserve for litigation:
2003	$—	$—	$—	$—	$—
2002	$10,000	$(4,100)	$—	$5,900	$—
2001	$4,350	$5,650	$—	$—	$10,000

(1)	During 2001, $59,000 was deducted from the allowance for doubtful accounts due to the sale of the Milwaukee operation of our label printing business.
(2)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. The deduction from the reserve for litigation in 2002 represents a final settlement payment. Please see Note 9 of our Notes to Consolidated Financial Statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 8, 2004.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith

Steven J. Smith Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven J. Smith Steven J. Smith, Chairman of the Board & Chief Executive Officer (Principal Executive Officer	March 8, 2004

/s/ Douglas G. Kiel Douglas G. Kiel, Director & President	March 8, 2004

/s/ Paul M. Bonaiuto Paul M. Bonaiuto, Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 8, 2004

/s/ Anne M. Bauer Anne M. Bauer, Vice President & Controller (Principal Accounting Officer)	March 8, 2004

/s/ Don H. Davis Don H. Davis, Jr., Director	March 8, 2004

/s/ David J. Drury David J. Drury, Director	March 8, 2004

/s/ James L. Forbes James L. Forbes, Director	March 8, 2004

/s/ Cynthia L. Gault Cynthia L. Gault, Director	March 8, 2004

/s/ Roger D. Peirce Roger D. Peirce, Director	March 8, 2004

/s/ David D. Reszel David D. Reszel, Director	March 8, 2004

/s/ Mary Ellen Stanek Mary Ellen Stanek, Director	March 8, 2004

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

(Item 15(a))

Exhibit Number	Description

(3.1)	Articles of Incorporation of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2003 [Commission File No. 1-31805]).

(3.2)	Amendment to the By-Laws of Journal Communications, Inc.

(3.3)	By-Laws of Journal Communications, Inc., as amended.

(4.1)	Credit Agreement, dated as of September 5, 2003, by and among (i) The Journal Company (now known as Journal Communications, Inc.), as Borrower; (ii) Journal Communications, Inc. (now known as The Journal Company), as Guarantor; (iii) certain subsidiaries of Journal Communications, Inc. (now known as The Journal Company), as Guarantors; (iv) U.S. Bank National Association, as Lead Arranger and Administrative Agent; and (v) the several lenders from time to time parties thereto (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed September 9, 2003, of The Journal Company (now known as Journal Communications, Inc.)).

(10.1)	Journal Communications, Inc. Management Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).

(10.2)	Journal Communications, Inc. Management Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s (now known as the Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).

(10.5)	The Journal Company (now known as Journal Communications, Inc.) 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to The Journal Company’s (now known as Journal Communications, Inc.) Registration Statement on Form S-1 [Registration File No. 333-105210]).

(10.6)	The Journal Company (now known as Journal Communications, Inc.) 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 10.6 to The Journal Company’s (now known as Journal Communications, Inc.) Registration Statement on Form S-1 [Registration File No. 333-105210]).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the April 29, 2004 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the April 29, 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)