Form 10-Q
period 2004-03-28
JOURNAL COMMUNICATIONS INC
filed 2004-04-29
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2004

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________ Commission File Number: 1-31805

JOURNAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	20-0020198
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
333 W. State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)

414-224-2616
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ___    No   X

Number of shares outstanding of each of the issuer’s classes of common stock as of April 21, 2004 (excluding 4,338,352 and 4,338,353 shares of class B-1 and B-2 common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at April 21, 2004
Class A Common Stock	20,198,142
Class B-1 Common Stock	14,968,817
Class B-2 Common Stock	38,297,924
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

		Page No.
Part I	Financial Information
	Item 1. Financial Statements
	Consolidated Condensed Balance Sheets as of
	March 28, 2004 (Unaudited) and December 31, 2003	2
	Unaudited Consolidated Condensed Statements of Earnings
	for the First Quarter Ended March 28, 2004 and March 30, 2003	3
	Unaudited Consolidated Condensed Statement of
	Shareholders' Equity for the Quarter Ended
	March 28, 2004	4
	Unaudited Consolidated Condensed Statements of
	Cash Flows for the First Quarter Ended March 28, 2004
	and March 30, 2003	5
	Notes to Unaudited Consolidated Condensed
	Financial Statements as of March 28, 2004	6
	Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11
	Item 3. Quantitative and Qualitative Disclosure of Market Risk	19
	Item 4. Controls and Procedures	19
Part II.	Other Information
	Item 1. Legal Proceedings	19
	Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
	Equity Securities	20
	Item 3. Defaults Upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits and Reports on Form 8-K	20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 28, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,252	$8,444
Receivables, less allowance for doubtful accounts
of $7,608 and $6,836	94,666	96,563
Inventories	15,181	15,216
Prepaid expenses	11,453	13,236
Deferred income taxes	9,406	8,948

TOTAL CURRENT ASSETS	136,958	142,407
Property and equipment, at cost, less accumulated depreciation
of $341,808 and $331,658	308,950	314,595
Goodwill	114,283	114,283
Broadcast licenses	129,548	129,548
Other intangible assets, net	9,409	9,900
Prepaid pension costs	27,332	28,421
Other assets	8,014	8,021

TOTAL ASSETS	$734,494	$747,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,243	$38,369
Accrued compensation	18,740	24,704
Deferred revenue	19,227	22,590
Accrued employee benefits	11,020	9,830
Other current liabilities	29,390	21,567
Current portion of long-term liabilities	697	683

TOTAL CURRENT LIABILITIES	119,317	117,743
Accrued employee benefits	16,355	16,457
Long-term notes payable to banks	56,300	84,000
Deferred income taxes	59,116	56,477
Other long-term liabilities	9,185	8,748
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at March 28, 2004 and at December 31, 2003	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at March 28, 2004 and December 31, 2003	33	33
Class B-2 - authorized 60,000,000 shares; issued and outstanding:
38,297,924 shares at March 28, 2004 and 38,301,224
shares at December 31, 2003	426	427
Class B-1 - authorized 60,000,000 shares; issued and outstanding:
14,968,817 shares at March 28, 2004 and 14,972,117
shares at December 31, 2003	193	193
Class A - authorized 170,000,000 shares; issued and outstanding:
20,198,142 shares at March 28, 2004 and 20,191,542
shares at December 31, 2003	202	201
Additional paid-in capital	268,907	268,907
Unearned compensation	(118)	(129)
Retained earnings	313,293	302,833
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS' EQUITY	474,221	463,750

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$734,494	$747,175

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	First Quarter Ended
	March 28, 2004	March 30, 2003
Operating revenue:
Publishing	$76,671	$74,555
Broadcasting	34,635	32,251
Telecommunications	35,557	36,658
Printing services	21,764	22,707
Other	24,043	23,699

Total operating revenue	192,670	189,870
Operating costs and expenses:
Publishing	37,845	38,324
Broadcasting	15,102	15,084
Telecommunications	20,406	20,141
Printing services	18,460	18,464
Other	19,853	19,857

Total operating costs and expenses	111,666	111,870
Selling and administrative expenses	54,294	56,783

Total operating costs and expenses and selling
and administrative expenses	165,960	168,653
Operating earnings	26,710	21,217
Other income and expense:
Interest income and dividends	67	82
Interest expense, net	(612)	(535)

Total other income and expense	(545)	(453)

Earnings before income taxes	26,165	20,764
Provision for income taxes	10,466	8,306

Net earnings	$15,699	$12,458

Net earnings available to class A and B common shareholders	$15,235	$12,458

Earnings per share:
Basic	$0.21	$0.16

Diluted	$0.20	$0.16

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Quarter ended March 28, 2004
(dollars in thousands, except per share amounts)

		Common Stock
	Preferred Stock	Class C	Class B-2	Class B-1	Class A	Additional Paid-in-Capital	Unearned Compensation	Retained Earnings	Stock, at cost	Total	Comprehensive Income (Loss)
Balance at December 31, 2003	$--	$33	$427	$193	$201	$268,907	$(129)	$302,833	$(108,715)	$463,750
Net earnings and other comprehensive income								15,699		15,699	$15,699

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(3,463)		(3,463)
Class A ($0.065 per share)								(1,312)		(1,312)
Issuance of shares:
Conversion of class B to
class A			(1)		1					--
Amortization of unearned compensation							11			11

Balance at March 28, 2004	$--	$33	$426	$193	$202	$268,907	$(118)	$313,293	$(108,715)	$474,221

See accompanying notes to unaudited consolidated financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 28, 2004	March 30, 2003
Cash flow from operating activities:
Net earnings	$15,699	$12,458
Adjustments for non-cash items:
Depreciation	11,089	11,323
Amortization	491	428
Provision for doubtful accounts	636	666
Deferred income taxes	2,181	--
Net loss from disposal of assets	51	3
Net changes in operating assets and liabilities:
Receivables	1,261	(87)
Inventories	35	(348)
Accounts payable	1,874	13,414
Other assets and liabilities	2,995	(278)

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,312	37,579
Cash flow from investing activities:
Capital expenditures for property and equipment	(5,507)	(16,784)
Proceeds from sales of assets	12	92
Other, net	(70)	(63)

NET CASH USED FOR INVESTING ACTIVITIES	(5,565)	(16,755)
Cash flow from financing activities:
Net decrease in notes payable to banks	--	(16,840)
Proceeds from long-term notes payable to banks	36,935	--
Payments of long-term notes payable to banks	(64,635)	--
Cash dividends	(5,239)	(7,775)

NET CASH USED FOR FINANCING
ACTIVITIES	(32,939)	(24,615)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,192)	(3,791)
Cash and cash equivalents:
Beginning of year	8,444	8,455

At March 28, 2004 and March 30, 2003	$6,252	$4,664

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the first quarter ended March 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2004. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2	ACCOUNTING PERIODS

As of January 1, 2004, we adopted a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be 14 weeks.

Prior to fiscal 2004, we divided our calendar year into 13 four-week accounting periods, except that the first and thirteenth periods were longer or shorter to the extent necessary to make each accounting year end on December 31 and we followed a practice of reporting our quarterly financial statements at the end of the third accounting period (the first quarter), at the end of the sixth accounting period (the second quarter), and at the end of the tenth accounting period (the third quarter). The results of the first quarter of 2003 have been presented on a basis which conforms to the quarterly reporting of operating results adopted effective January 1, 2004.

3	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period. Diluted earnings per share are computed based upon the assumption that the class C shares outstanding were converted into class A and B shares. Certain of our non-statutory stock options granted to outside directors and employees are currently anti-dilutive and were not included. Certain of our non-statutory stock options granted to outside directors and employees are currently dilutive, however, the impact on earnings per share is immaterial and is not presented below. In the first quarter of 2003, basic and diluted earnings were the same because there were no dilutive securities. The term “share” includes both shares and units of beneficial interest outstanding.

Basic and diluted earnings per share are computed as follows:

	March 28, 2004	March 30, 2003
Basic earnings:
Net earnings	$15,699	$12,458
Less dividends on class C common stock	(464)	--

Net earnings available to class A and B common shareholders	$15,235	$12,458

Weighted average class A and B shares outstanding	73,457	77,747
Basic earnings per share	$0.21	$0.16

Diluted earnings:
Net earnings available to class A and B common shareholders	$15,235	$12,458
Plus dividends on class C common stock	464	--

Net earnings	$15,699	$12,458

Weighted average shares outstanding	73,457	77,747
Incremental class A and B shares for assumed conversion of class
C shares	4,452	--

Adjusted weighted average shares outstanding	77,909	77,747

Diluted earnings per share	$0.20	$0.16

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	EARNINGS PER SHARE, continued

Each of the 3,264 class C shares outstanding, which are held by the Grant family shareholders, is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,452 class A shares) or (ii) 0.248243 class A shares (or a total of 810 class A shares) and 1.115727 class B shares (or a total of 3,642 class B shares). Pursuant to our articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than $0.57 per year or $0.142 per quarter.

4	STOCK-BASED COMPENSATION

We account for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, we do not recognize compensation expense for our stock options because the exercise price equals the market price of the underlying stock on the grant date. We recognize compensation expense related to restricted stock grants over the vesting period. As permitted, we have elected to adopt the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”Statement No. 123, as amended by Statement No. 148, establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. We have chosen to continue to report stock-based compensation in accordance with APB No. 25, and provide the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. The following table illustrates the effect on net earnings and net earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

	March 28, 2004	March 30, 2003
Net earnings as reported	$15,699	$12,458
Add compensation cost of restricted stock grants, net of related tax
effects, included in the determination of net earnings as reported	7	--
Deduct stock based compensation determined under fair value-
based method, net of related tax effects:
Stock options	(9)	--
Restricted stock grants	(7)	--

Pro forma net earnings	$15,690	$12,458

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.21	$0.16

Pro forma	$0.21	$0.16

Diluted earnings per share:
As reported	$0.20	$0.16

Pro forma	$0.20	$0.16

5	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at March 28, 2004 and December 31, 2003 consisted of the following:

	March 28, 2004	December 31, 2003
Paper and supplies	$7,268	$6,903
Work in process	2,003	2,328
Finished goods	6,713	6,816
Less obsolescence reserve	(803)	(831)

Inventories	$15,181	$15,216

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	NOTES PAYABLE TO BANKS

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of March 28, 2004 we had borrowings of $56,300 under the facility at the weighted average interest rate of 2.01%. Fees of $1,959 in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

7	EMPLOYEE BENEFIT PLANS

In accordance with the provisions of FASB Staff Position 106-1, we elected to defer accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) pending guidance to be issued by the FASB during 2004. The Act is expected to reduce our postretirement benefit obligation by approximately $5,100.

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	March 28, 2004	March 30, 2003
Service cost	$1,236	$1,062
Interest cost	2,080	2,022
Expected return on plan assets	(2,598)	(2,642)
Amortization of:
Unrecognized prior service cost	64	64
Unrecognized net transition obligation	27	156
Unrecognized net loss	418	27

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$1,227	$689

	Other Postretirement Benefits
	March 28, 2004	March 30, 2003
Service cost	$93	$93
Interest cost	515	515
Amortization of:
Unrecognized net transition obligation	137	137
Unrecognized net loss	112	112

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$857	$857

8	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $491 for the first quarter ended March 28, 2004. Estimated amortization expense for our next five fiscal years is $1,336 for 2004, $763 for 2005, $748 for 2006, $710 for 2007 and $662 for 2008.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

8	GOODWILL AND OTHER INTANGIBLE ASSETS, continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 28, 2004 and December 31, 2003 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 28, 2004
Network affiliation agreements	$7,759	$(935)	$6,824
Customer lists	18,011	(15,712)	2,299
Non-compete agreements	24,818	(24,547)	271
Other	2,860	(2,845)	15

Total	$53,448	$(44,039)	$9,409

December 31, 2003
Network affiliation agreements	$7,759	$(863)	$6,896
Customer lists	17,771	(15,368)	2,403
Non-compete agreements	24,838	(24,256)	582
Other	3,080	(3,061)	19

Total	$53,448	$(43,548)	$9,900

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the first quarter ended March 28, 2004.

Goodwill

There were no changes in the carrying amount of goodwill in the first quarter ended March 28, 2004.

9	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

Activity associated with our daily newspaper’s and printing services’ workforce reduction and business improvement initiatives during the first quarter ended March 28, 2004 is as follows:

	Balance at December 31, 2003	Additions	Payments	Balance at March 28, 2004
Employee severance and benefits	$347	$--	$(153)	$194
Facility costs	131	--	(23)	108

	$478	$--	$(176)	$302

The obligations for our workforce reduction and business improvement initiatives are included in other current liabilities in the consolidated balance sheets. The remaining costs associated with these actions are expected to be paid in 2004, except for portions of the $108 liability representing the remaining operating lease obligation for the closed CD-ROM mastering and replication facility, expiring in June 2005.

10	SEGMENT INFORMATION

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	SEGMENT INFORMATION, continued

The following tables summarize operating revenue, operating earnings, depreciation and amortization and capital expenditures for the first quarter ended March 28, 2004 and March 30, 2003 and identifiable total assets at March 28, 2004 and December 31, 2003:

	First Quarter Ended
	March 28, 2004	March 30, 2003
Operating revenue
Publishing	$76,671	$74,555
Broadcasting	34,635	32,251
Telecommunications	35,557	36,658
Printing services	21,764	22,707
Other	24,043	23,699

	$192,670	$189,870

Operating earnings
Publishing	$9,017	$4,077
Broadcasting	6,504	3,824
Telecommunications	8,730	10,014
Printing services	914	1,191
Other	1,545	2,111

	$26,710	$21,217

Depreciation and amortization
Publishing	$3,980	$4,136
Broadcasting	2,100	1,884
Telecommunications	4,310	4,193
Printing services	583	886
Other	607	652

	$11,580	$11,751

Capital expenditures
Publishing	$1,914	$10,786
Broadcasting	1,813	2,913
Telecommunications	918	2,438
Printing services	429	376
Other	433	271

	$5,507	$16,784

	March 28, 2004	December 31, 2003
		Audited
Identifiable total assets
Publishing	$219,162	$222,582
Broadcasting	308,938	315,748
Telecommunications	100,348	104,161
Printing services	26,364	26,623
Other	79,682	78,061

	$734,494	$747,175

11	SUBSEQUENT EVENT

On April 28, 2004, we signed an agreement to purchase the business and certain assets of an NBC affiliate WGBA-TV, in Green Bay, Wisconsin, subject to Federal Communications Commission approval. The cash purchase price for the television station is expected to be approximately $43,250. We will also assume an existing local marketing agreement between WGBA-TV and UPN affiliate WACY-TV, Channel 32, which is licensed to serve Appleton, Wisconsin.

JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 28, 2004, including the notes thereto. The results of the first quarter of 2003 have been presented on a basis which conforms to the quarterly reporting of operating results adopted effective January 1, 2004.

More information regarding us is available at our website at www.jc.com. We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.

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

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

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

Noteworthy this quarter were the performances of the publishing and broadcasting groups, where operating earnings were up 121% and 70%, respectively. The efficiencies from the daily newspaper’s new production facility have materialized as expected, and we are encouraged by first quarter revenue gains in classified, general and other advertising at our daily newspaper and classified advertising at our community newspapers and shoppers business. Our television stations recorded revenue improvement this quarter, due in large part to political and issue and local advertising. Our overall success at our radio stations was driven by both gains in local advertising, advertising revenue from our sports broadcasts and cost controls. Despite continuing pricing pressure and other industry challenges in the first quarter of 2004, our telecommunications business experienced a smaller decline in revenue than we had expected. In wholesale telecommunications, service disconnections attributed to a decrease in revenue, but we are encouraged by continuing revenue growth in commercial telecommunications services which totaled more than 11% for the first quarter of 2004. Looking ahead to the second quarter of 2004, we anticipate continued strength in our publishing and broadcasting businesses and remain focused on pursuing acquisition opportunities.

Results of Operations

First Quarter Ended March 28, 2004 compared to First Quarter Ended March 30, 2003

Consolidated

Our consolidated operating revenue in the first quarter of 2004 was $192.7 million, an increase of $2.8 million, or 1.5%, compared to $189.9 million in the first quarter of 2003. Our consolidated operating costs and expenses in the first quarter of 2004 were $111.7 million, a decrease of $0.2 million, or 0.2%, compared to $111.9 million in the first quarter of 2003. Our consolidated selling and administrative expenses in the first quarter of 2004 were $54.3 million, a decrease of $2.5 million, or 4.4%, compared to $56.8 million in the first quarter 2003.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the first quarter of 2004 and 2003:

	2004	Percent of Total Operating Revenue	2003	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$76.7	39.8%	$74.6	39.3%
Broadcasting	34.6	18.0	32.2	17.0
Telecommunications	35.6	18.4	36.7	19.3
Printing services	21.8	11.3	22.7	12.0
Other	24.0	12.5	23.7	12.4

Total operating revenue	192.7	100.0	189.9	100.0
Total operating costs and expenses	111.7	58.0	111.9	58.9
Selling and administrative expenses	54.3	28.1	56.8	29.9

Total operating costs and expenses and selling
and administrative expenses	166.0	86.1	168.7	88.8

Total operating earnings	$26.7	13.9%	$21.2	11.2%

The increase in total operating revenue was due to an increase in political and issue advertising at our television stations, increases in local advertising at our radio and television stations, increases in classified, general and other advertising revenue at our daily newspaper, and an increase in commercial printing revenue at our publishing businesses. These increases were partially offset by a decrease in telecommunications revenue due to wholesale customer disconnections and a decrease in revenue from several computer-related customers in our printing services business.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue at our label printing business, lower operating costs and expenses at our daily newspaper from its transition to the new production facility in the first quarter of 2003 and cost control initiatives across all of our businesses. These decreases were partially offset by higher operating costs and expenses associated with the revenue increases at our direct marketing business and our commercial telecommunications business.

The decrease in selling and administrative expenses was primarily due to payroll savings and an employee benefit change at our daily newspaper plus cost control initiatives across all of our businesses offset by a corporate excise tax adjustment in the first quarter of 2003.

Our consolidated operating earnings in the first quarter of 2004 were $26.7 million, an increase of $5.5 million, or 25.9%, compared to $21.2 million in the first quarter of 2003. The following table presents our operating earnings by segment for the first quarter of 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$9.0	33.8%	$4.1	19.2%
Broadcasting	6.5	24.3	3.8	18.0
Telecommunications	8.7	32.7	10.0	47.2
Printing services	0.9	3.4	1.2	5.6
Other	1.6	5.8	2.1	10.0

Total operating earnings	$26.7	100.0%	$21.2	100.0%

The increase in total operating earnings was primarily due to increased operating efficiencies from the daily newspapers’ new production facility, an increase in operating revenue in our publishing businesses, an increase in political and issue advertising at our television stations and cost reduction initiatives across all of our businesses offset by wholesale telecommunications service disconnections and lower profit margins on the increased commercial telecommunications revenue, a decrease in revenue from several computer-related customers and lower profit margins at our printing services business and a corporate excise tax adjustment in the first quarter of 2003.

Our consolidated EBITDA in the first quarter of 2004 was $38.3 million, an increase of $5.3 million, or 16.1%, compared to $33.0 million in the first quarter of 2003. We define EBITDA as net earnings plus provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the first quarter of 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$15.7	$12.5
Provision for income taxes	10.5	8.3
Total other income and expense	0.5	0.5
Depreciation	11.1	11.3
Amortization	0.5	0.4

EBITDA	$38.3	$33.0

The increase in total EBITDA is consistent with increases in operating earnings in our publishing and broadcasting segments offset by a decrease in operating earnings at our telecommunications, printing services and other segments.

Publishing

Operating revenue from publishing in the first quarter of 2004 was $76.7 million, an increase of $2.1million, or 2.8%, compared to $74.6 million in the first quarter of 2003. Operating earnings from publishing were $9.0 million, an increase of $4.9 million, or 121.2%, compared to $4.1 million in the first quarter of 2003.

The following table presents our publishing operating revenue and operating earnings for the first quarter of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Operating revenue	$53.9	$22.8	$76.7	$52.1	$22.5	$74.6	2.8

Operating earnings	$8.6	$0.4	$9.0	$4.5	$(0.4)	$4.1	121.2

The following table presents our publishing operating revenue by category for the first quarter of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$18.3	$12.7	$31.0	$18.1	$12.9	$31.0	0.2
Classified	15.1	2.0	17.1	14.8	1.8	16.6	2.9
General	3.3	--	3.3	2.8	--	2.8	15.2
Other	4.2	0.6	4.8	3.8	0.6	4.4	10.1

Total advertising revenue .	40.9	15.3	56.2	39.5	15.3	54.8	2.6
Circulation revenue	10.5	0.7	11.2	10.5	0.7	11.2	(0.1)
Other revenue	2.5	6.8	9.3	2.1	6.5	8.6	8.3

Total operating revenue	$53.9	$22.8	$76.7	$52.1	$22.5	$74.6	2.8

Advertising revenue in the first quarter of 2004 accounted for 73.3% of total publishing revenue compared to 73.5% in the first quarter of 2003.

Retail advertising revenue in the first quarter of 2004 and 2003 was $31.0 million. A $0.2 million increase in daily newspaper retail advertising was offset by a $0.2 million decrease in community newspaper and shopper retail advertising. The $0.2 million increase at the daily newspaper was primarily due to advertising from a new furniture retailer in the marketplace and the shift of an advertisers’ sales promotion program to the first quarter of the year which was previously held in the second quarter of the year. The $0.2 million decrease at our community newspapers and shoppers was primarily due to a reduction in automotive advertising. Preprint advertising for the first quarter of 2004 for both our daily newspaper and our community newspapers and shoppers was essentially even compared to the first quarter of 2003.

Classified advertising revenue in the first quarter of 2004 was $17.1 million, an increase of $0.5 million, or 2.9%, compared to $16.6 million in the first quarter of 2003. Increases in general advertising of $0.4 million and real estate advertising of $0.3 million at our daily newspaper and $0.2 million increase at our community newspapers and shoppers were partially offset by decreases in employment advertising of $0.2 million and automotive advertising of $0.2 million at our daily newspaper. The decrease in employment advertising, which accounted for 37.8% of total classified advertising in the first quarter of 2004, represented a 3.4% decrease from the first quarter of 2003 primarily due to continued economic uncertainty. The decrease in automotive advertising is due to a reduction in manufacturers’ incentives to dealers, inclement weather and certain advertisers switching their ad placement from the classified section to retail sections of the paper.

General advertising revenue in the first quarter of 2004 was $3.3 million, an increase of $0.5 million, or 15.2%, compared to $2.8 million in the first quarter of 2003. The increase was due to an increase in entertainment and airlines ROP (run-of-press) advertising and an increase in preprints from computer hardware manufacturers and national advertisers.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the first quarter of 2004 and 2003:

	2004	2003	Percent Change
Advertising linage (inches):
Full run
Retail	157,514	159,068	(1.0)
Classified	200,587	202,957	(1.2)
General	15,910	11,923	33.4

Total full run	374,011	373,948	--
Part run	25,214	19,212	31.2

Total advertising linage	399,225	393,160	1.5

Preprint pieces (in thousands)	185,774	199,781	(7.0)

Total advertising linage in the first quarter of 2004 increased 1.5% compared to the first quarter of 2003. The increase was largely due to a 31.2% increase in part run advertising linage. Part run advertising linage increased in the first quarter of 2004 due to an increase in zoned retail advertising. Full run advertising linage in the first quarter of 2004 was essentially even compared to the first quarter of 2003 due to a 33.4% increase in general ROP advertising linage offset by 1.2% decrease in classified advertising linage and a 1.0% decrease in retail ROP advertising linage. The increase in general ROP advertising linage is consistent with the increase in general advertising revenue and the decrease in classified advertising linage is consistent with the decrease in classified advertising revenue. The decrease in retail ROP advertising linage is due to a decrease in daily ROP advertising. Preprint advertising pieces decreased 7.0% due to the closing of several area Kmart stores.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the first quarter of 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	22,620	25,524	(11.4)
Shoppers	20,530	22,326	(8.0)

Total full pages of advertising	43,150	47,850	(9.8)

Revenue per page	$311.37	$280.58	11.0

Total full pages of advertising for our community newspapers and shoppers in the first quarter of 2004 decreased 9.8% compared to the first quarter of 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page. Revenue per page increased 11.0% primarily due to the decrease in total pages of full advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the first quarter of 2004, consisting of revenue from direct marketing and event marketing efforts, JSOnline for our daily newspaper and company sponsored event advertising for our community newspapers and shoppers, was $4.8 million, an increase of $0.4 million, or 10.1%, compared to $4.4 million in the first quarter of 2003. The increase was due to a $0.3 million increase in company sponsored event advertising revenue at our community newspapers and shoppers and a $0.1 million increase in direct mail advertising revenue at our daily newspaper.

Circulation revenue in the first quarter of 2004 accounted for 14.6% of total publishing revenue compared to 15.0% in the first quarter of 2003. Circulation revenue in the first quarter of 2004 and 2003 was $11.2 million. Preliminary figures for the Audit Bureau of Circulations’ Newspaper Publisher’s Statement for the six month period ended March 31, 2004 indicate average net paid circulation for the daily newspaper decreased approximately 5.0% for the daily edition and approximately 1.0% for the Sunday edition compared to the six month period ended March 31, 2003. We believe these decreases are due to reduced discounting on renewal offers, which were targeted at already highly discounted subscriptions, a price increase on daily single copy sales in part of the PMA (primary market area), a cover price increase for both the daily and Sunday editions outside of the PMA, telemarketing “Do Not Call” legislation and persistent economic weakness. Average paid circulation for our community newspapers decreased 2.8% in the first quarter of 2004 compared to the first quarter of 2003.

Other revenue, which consists of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in the first quarter of 2004 accounted for 12.1% of total publishing revenue compared to 11.5% in the first quarter of 2003. Other revenue in the first quarter of 2004 was $9.3 million, an increase of $0.7 million, or 8.3%, compared to $8.6 million in the first quarter of 2003. The increase was attributed to $0.4 million of commercial printing revenue at the daily newspaper as a result of the increased printing capabilities and capacity of our new presses and an increase of $0.3 million in printing revenue at our community newspapers and shoppers.

Publishing operating earnings in the first quarter of 2004 were $9.0 million, an increase of $4.9 million, or 121.2%, compared to $4.1 million in the first quarter of 2003. The increase was primarily due to a $1.5 million decrease in payroll expenses related to the daily newspaper’s new production facility, a $0.6 million reduction of the vacation liability at the daily newspaper resulting from a policy change, $0.7 million in savings from the structural reorganization and other cost reduction initiatives of our community newspapers and shoppers business, and the increase in revenue at our daily newspaper. These operating earnings increases were partially offset by an increase in operating costs due to the increase of commercial printing revenue and the increase in direct mail advertising revenue at our daily newspaper, an increase in the cost of newsprint, and the recording of $0.3 million for additional bad debt expense. Newsprint costs were $9.7 million in the first quarter of 2004, an increase of $0.4 million, or 4.3%, compared to $9.3 million in the first quarter of 2003. The increase in the cost of newsprint was primarily attributed to price increases totaling $0.9 million, or an 11.0% price increase per average ton, partially offset by $0.8 million in savings at the daily newspaper from utilizing a smaller page size. The additional bad debt expense in the first quarter of 2004 was accrued for the prospect that our publishing businesses will be required to refund critical vendor payments received from Kmart Corporation during their bankruptcy proceedings. A recent ruling by the United States Court of Appeals for the 7th Circuit affirmed an earlier United States District Court decision that certain critical vendor payments made by Kmart Corporation during its bankruptcy proceedings in 2002 were without legal authority and are subject to recovery from recipients.

As of March 31, 2003, all production and distribution of the daily newspaper was transitioned to the new production facility. Production and distribution of the newspaper was performed at both the old and new production facilities from October 2002 until March 2003.

Broadcasting

Operating revenue from broadcasting in the first quarter of 2004 was $34.6 million, an increase of $2.4 million, or 7.4%, compared to $32.2 million in the first quarter of 2003. Operating earnings from broadcasting in the first quarter of 2004 were $6.5 million, an increase of $2.7 million, or 70.1%, compared to $3.8 million in the first quarter of 2003.

The following table presents our broadcasting operating revenue and operating earnings for the first quarter of 2004 and 2003:

	2004			2003
	Radio	Television	Total	Radio	Television	Total	Percent Change
	(dollars in millions)
Operating revenue	$16.7	$17.9	$34.6	$15.8	$16.4	$32.2	7.4

Operating earnings	$3.1	$3.4	$6.5	$1.9	$1.9	$3.8	70.1

Operating revenue from our radio stations in the first quarter of 2004 was $16.7 million, an increase of $0.9 million, or 5.7%, compared to $15.8 million in the first quarter of 2003. The increase was primarily attributed to a $1.1 million increase in local advertising revenue and a $0.1 million increase in political and issue advertising revenue offset by a $0.3 million decrease in national advertising.

Operating earnings from our radio stations in the first quarter of 2004 were $3.1 million, an increase of $1.2 million, or 63.2%, compared to $1.9 million in the first quarter of 2003. The increase was primarily attributed to the increase in revenue and decreases in programming, promotional, and sales expenses due to cost reduction initiatives offset by an increase in depreciation and technology expenses.

Operating revenue from our television stations in the first quarter of 2004 was $17.9 million, an increase of $1.5 million, or 9.1%, compared to $16.4 million in the first quarter of 2003. The increase was primarily attributed to a $1.2 million increase in political and issue advertising revenue and a $0.5 million increase in local advertising revenue offset by a $0.2 million decrease in national advertising.

Operating earnings from our television stations in the first quarter of 2004 were $3.4 million, an increase of $1.5 million, or 78.9%, compared to $1.9 million in the first quarter of 2003. The increase was primarily attributed to higher margins associated with the increased demand created by political and issue advertising offset by increases in programming and news expenses related to the Wisconsin presidential debate held in February 2004 and increased depreciation expense.

Telecommunications

Operating revenue from telecommunications in the first quarter of 2004 was $35.6 million, a decrease of $1.1 million, or 3.0%, compared to $36.7 million in the first quarter of 2003. Operating earnings from telecommunications in the first quarter of 2004 were $8.7 million, a decrease of $1.3 million, or 12.8%, compared to $10.0 million in the first quarter of 2003.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the first quarter of 2004 was $20.6 million, a decrease of $2.6 million, or 11.2%, compared to $23.2 million in the first quarter of 2003. The decrease was primarily due to service disconnections which occurred during 2003. Due to the current state of the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers’ “end-user” customer base. Monthly recurring revenue from wholesale services at the end of the first quarter of 2004 was $6.8 million compared to $6.9 million at the beginning of 2004 and $7.4 million at the end of the first quarter of 2003. During the first quarter of 2004, new circuit connections of $0.1 million in monthly recurring revenue were more than offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the first quarter of 2004 was $15.0 million, an increase of $1.5 million, or 11.1%, compared to $13.5 million in the first quarter of 2003. The increase was primarily attributed to an increase in the number of customers served from new long distance and advanced data services business acquired in 2003. Monthly recurring revenue from commercial advanced data services at the end of the first quarter of 2004 was $3.4 million compared to $3.3 million at the beginning of 2004 and $3.1 million at the end of the first quarter of 2003. In the third quarter of 2003, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services could adversely impact us through the loss of existing customers or by reducing the success rate of securing new customers. We have been proactively working with our customers by leveraging our customer service abilities and adding new bundled services as we extend contracts at reduced prices.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003 and a decrease in profit margin due to higher operating costs and expenses associated with the higher mix of commercial revenue.

MCI and Global Crossing together accounted for 16.6% and 18.9% of our telecommunications revenue in the first quarter of 2004 and 2003, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and emerged in December 2003. We continue to provide services to Global Crossing and receive advance or timely payment for those services; however, under our current arrangement, Global Crossing may terminate circuits not under contract upon 30 days’ notice. Currently, a majority of the circuits are not under contract. We are currently negotiating a renewal service contract with Global Crossing and expect to complete negotiations in 2004. The new contract with Global Crossing will likely result in price reductions and the elimination of certain existing services. MCI filed for Chapter 11 bankruptcy protection in July 2002 and emerged in April 2004. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating contract extensions with MCI for our current contracts and we believe they will remain a significant customer. These new contracts will likely result in a re-pricing of services and could result in providing them additional capacity. We expect these contract changes to result in a significant decrease in our telecommunications operating earnings. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the first quarter of 2004 was $21.8 million, a decrease of $0.9 million, or 4.2%, compared to $22.7 million in the first quarter of 2003. Operating earnings from printing services in the first quarter of 2004 were $0.9 million, a decrease of $0.3 million, or 23.3%, compared to $1.2 million in the first quarter of 2003.

The decrease in printing services operating revenue was primarily attributed to the decreases in revenue from several computer-related customers, including our largest customer, Dell Computer Corporation. These decreases were partially offset by an increase in publication printing revenue primarily from new business acquired in 2003.

The decrease in printing services operating earnings was primarily attributed to the decrease in revenue and lower operating margins as a result of operating beyond our optimum capacity due to our changing mix of business. These decreases were offset by cost reduction initiatives.

Dell Computer Corporation accounted for 27.1% and 28.4% of our printing services revenue in 2004 and 2003, respectively. We expect further revenue decreases from Dell, as we learned in the first quarter that we lost a $3 million, low-margin product of our Dell business and are facing very competitive pricing for other Dell products we produce. The loss of all of this business could have a material adverse effect on our results of operations.

Other

Other operating revenue in the first quarter of 2004 was $24.0 million, an increase of $0.3 million, or 1.5%, compared to $23.7 million in the first quarter of 2003. Other operating earnings in the first quarter of 2004 were $1.6 million, a decrease of $0.5 million, or 26.8%, compared to $2.1 million in the first quarter of 2003.

The following table presents our other operating revenue and operating earnings for the first quarter of 2004 and 2003:

	2004				2003
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Operating revenue	$13.6	$11.3	$(0.9)	$24.0	$14.7	$9.8	$(0.8)	$23.7	1.5

Operating earnings	$0.6	$0.6	$0.4	$1.6	$0.3	$0.5	$1.3	$2.1	(26.8)

The increase in other operating revenue was primarily attributed to an increase in list and database marketing services and postage amounts billed to customers at our direct marketing services business. These increases were offset by a decrease in gravure label sales at our label printing operation. Included in operating revenue and operating costs and expenses from our direct marketing services business is $6.2 million and $5.1 million of postage amounts billed to customers in the first quarter of 2004 and 2003, respectively.

The decrease in other operating earnings was primarily attributed to a corporate excise tax adjustment in the first quarter of 2003 offset by the increase in revenue at our direct marketing services business and the related increased profit margins on list and database marketing services revenue.

SAB/Miller Brewing Company accounted for 44.2% and 43.6% of our label printing business’ revenue in the first quarter of 2004 and 2003, respectively. In 2004, our label printing business was in the fourth year of a five year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Non Operating Income and Taxes from Continuing Operations

Interest income and dividends was $0.1 million in the first quarter of 2004 and 2003. Interest expense in the first quarter of 2004 was $0.6 million, an increase of $0.1 million, or 14.4%, compared to $0.5 million in the first quarter of 2003. Gross interest expense from borrowings under our credit agreement was $0.4 million in the first quarter of 2004 and $0.5 million in the first quarter of 2003.

The effective tax rate on continuing operations was 40.0% in the first quarter of 2004 and 2003.

Earnings per Share

Our basic and diluted earnings per share in the first quarter of 2004 were $0.21 and $0.20, respectively, an increase of $0.05 and $0.04, respectively, compared to basic and diluted earnings per share of $0.16 in the first quarter of 2003. Earnings per share amounts are presented on a generally accepted accounting principles basis (discussed in Note 3 in our Notes to Unaudited Condensed Consolidated Financial Statements) and reflect our new capital structure effected by our initial public offering in September 2003 and the tender offer that was completed in November 2003.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of March 28, 2004 we had borrowings of $56,300 under the facility at the weighted average interest rate of 2.01%. Fees of $1,959 in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination of not greater than 3.0:1.0. As of March 28, 2004, the consolidated funded debt ratio was 0.34.
•	A fixed charge coverage ratio as determined for the four fiscal quarter period preceding the date of determination of not less than 1.75:1.0. As of March 28, 2004, the fixed charge coverage ratio was 2.73.
•	A consolidated tangible net worth as of the end of any quarter of not less than $200 million. As of March 28, 2004, consolidated tangible net worth was $350.5 million.

•	Consolidated capital expenditures during any fiscal year of not more than $75 million. As of March 28, 2004, consolidated capital expenditures were $5.5 million.
•	A consolidated rent expense during any fiscal year of not more than $40 million. As of March 28, 2004, consolidated rent expense was $6.2 million.

Cash balances were $6.3 million at March 28, 2004. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

Cash Flow

Cash provided by operating activities was $36.3 million in the first quarter of 2004 compared to $37.6 million in the first quarter of 2003. The decrease is primarily attributed to the lower accounts payable balance in the first quarter of 2004 compared to the first quarter of 2003.

Cash used for investing activities was $5.6 million in the first quarter of 2004 compared to $16.8 million in the first quarter of 2003. Capital expenditures for property and equipment were $5.5 million in the first quarter of 2004 and $16.8 million in the first quarter of 2003. In the first quarter of 2003, we were continuing to invest in the equipment and the building for our daily newspaper production facility.

Cash used for financing activities was $32.9 million in the first quarter of 2004 compared to $24.6 million in the first quarter of 2003. Borrowings under our new credit facility during the first quarter of 2004 were $36.9 million and we made payments of $64.6 million. We decreased our borrowing under our old credit agreement by $16.8 million in the first quarter of 2003. We paid cash dividends of $5.2 million and $7.8 million in the first quarter of 2004 and 2003, respectively.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

National Advertising Representative Litigation. In September 2003, we hired a new national television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. The new representative has assumed liability in connection with that claim and agreed to indemnify us for all losses, damages and certain expenses associated with the prior representative’s claim. At March 28, 2004 the estimated remaining amount of $8.0 million claimed by our prior national representative is included in the consolidated condensed balance sheet in other current liabilities and the estimated receivable of $8.0 million from the new national representative is included in the consolidated condensed balance sheet in receivables.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No. Description

31.1	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificationof Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Filed
8-K	February 5, 2004	Item 5 Other Events and Regulation
		FD Disclosure	None
		Item 7 Financial Statements and Exhibits	None
Item 12 Results of Operations and Financial
		Condition	None
8-K	February 11, 2004	Item 10 Amendments to the Registrant's
Code of Ethics, or Waiver of a Provision
		of the Code of Ethics	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: April 28, 2004	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: April 28, 2004	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer