Form 10-Q
period 2004-06-27
JOURNAL COMMUNICATIONS INC
filed 2004-08-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number:  1-31805

JOURNAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	20-0020198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 W. State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)
414-224-2616
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes                No     X

Number of shares outstanding of each of the issuer's classes of common stock as of July 23, 2004 (excluding 4,338,352 and 4,338,353 shares of class B-1 and B-2 common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at July 23, 2004
Class A Common Stock	26,926,496
Class B-1 Common Stock	9,741,509
Class B-2 Common Stock	35,549,109
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

		Page No.

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets as of
		June 27, 2004 (Unaudited) and December 31, 2003	2

		Unaudited Consolidated Condensed Statements of Earnings
		for the Second Quarter and Two Quarters Ended
		June 27, 2004 and June 29, 2003	3

		Unaudited Consolidated Condensed Statement of
		Shareholders' Equity for the Two Quarters Ended
		June 27, 2004	4

		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Two Quarters Ended June 27, 2004
		and June 29, 2003	5

		Notes to Unaudited Consolidated Condensed
		Financial Statements as of June 27, 2004	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	26

	Item 4.	Controls and Procedures	26

Part II	Other Information

	Item 1.	Legal Proceedings	27

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
		Equity Securities	27

	Item 3.	Defaults Upon Senior Securities	27

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 5.	Other Information	28

	Item 6.	Exhibits and Reports on Form 8-K	28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per-share amounts)

	June 27, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,148	$8,444
Receivables, less allowance for doubtful
accounts of $7,726 and $6,836	91,787	96,563
Inventories	16,531	15,216
Prepaid expenses	10,287	13,236
Deferred income taxes	9,117	8,948

TOTAL CURRENT ASSETS	133,870	142,407
Property and equipment, at cost, less accumulated
depreciation of $352,718 and $331,658	306,911	314,595
Goodwill	114,283	114,283
Broadcast licenses	129,548	129,548
Other intangible assets, net	9,505	9,900
Prepaid pension costs	26,159	28,421
Other assets, net	13,046	8,021

TOTAL ASSETS	$733,322	$747,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,042	$38,369
Accrued compensation	19,830	24,704
Deferred revenue	19,522	22,590
Accrued employee benefits	12,073	9,830
Other current liabilities	14,537	21,567
Current portion of long-term liabilities	766	683

TOTAL CURRENT LIABILITIES	107,770	117,743
Accrued employee benefits	16,484	16,457
Long-term notes payable to banks	76,735	84,000
Deferred income taxes	59,988	56,477
Other long-term liabilities	15,218	8,748
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no
shares outstanding at June 27, 2004 and at December 31, 2003	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at June 27, 2004 and December 31, 2003	33	33
Class B-2 - authorized 60,000,000 shares; issued and outstanding:
35,518,175 shares at June 27, 2004 and 38,301,224 shares
at December 31, 2003	398	427
Class B-1 - authorized 60,000,000 shares; issued and outstanding:
9,741,509 shares at June 27, 2004 and 14,972,117 shares
at December 31, 2003	141	193
Class A - authorized 170,000,000 shares; issued and outstanding:
26,926,496 shares at June 27, 2004 and 20,191,542 shares
at December 31, 2003	269	201
Additional paid-in capital	384,542	268,907
Unearned compensation	(131)	(129)
Retained earnings	180,590	302,833
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS' EQUITY	457,127	463,750

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$733,322	$747,175

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Operating revenue:
Publishing	$83,599	$79,907	$160,270	$154,462
Broadcasting	42,254	37,657	76,889	69,908
Telecommunications	36,804	37,461	72,361	74,119
Printing services	17,427	20,714	39,191	43,421
Other	27,938	23,652	51,981	47,351

Total operating revenue	208,022	199,391	400,692	389,261
Operating costs and expenses:
Publishing	39,674	39,337	77,519	77,661
Broadcasting	16,384	15,784	31,486	30,868
Telecommunications	20,898	20,948	41,304	41,089
Printing services	15,459	17,545	33,919	36,009
Other	22,842	19,304	42,695	39,161

Total operating costs and expenses	115,257	112,918	226,923	224,788
Selling and administrative expenses	57,726	59,995	112,020	116,778

Total operating costs and expenses and
selling and administrative expenses	172,983	172,913	338,943	341,566

Operating earnings	35,039	26,478	61,749	47,695
Other income and expense:
Interest income and dividends	70	55	137	137
Interest expense, net	(390)	(916)	(1,002)	(1,451)

Total other income and expense	(320)	(861)	(865)	(1,314)

Earnings before income taxes	34,719	25,617	60,884	46,381
Provision for income taxes	13,888	10,386	24,354	18,692

Net earnings	$20,831	$15,231	$36,530	$27,689

Net earnings available to class A
and B common shareholders	$20,367	$15,231	$35,602	$27,689

Earnings per share:
Basic	$0.28	$0.20	$0.48	$0.36

Diluted	$0.27	$0.20	$0.47	$0.36

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Two Quarters ended June 27, 2004
(dollars in thousands, except per-share amounts)

	Pre-	Common Stock				Additional	Unearned		Treasury		Compre- hensive
	ferred Stock	Class C	Class B-2	Class B-1	Class A	Paid-in-Capital	Compen-sation	Retained Earnings	Stock, at cost	Total	Income (Loss)
Balance at December 31, 2003	$--	$33	$427	$193	$201	$268,907	$(129)	$302,833	$(108,715)	$463,750

Net earnings and other comprehensive income								15,699		15,699	$15,699

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(3,463)		(3,463)
Class A ($0.065 per share)								(1,312)		(1,312)
Issuance of shares:
Conversion of class B to class A			(1)		1					--
Amortization of unearned compensation							11			11

Balance at March 28, 2004	$--	$33	$426	$193	$202	$268,907	$(118)	$313,293	$(108,715)	$474,221

Net earnings and other comprehensive income								20,831		20,831	$20,831

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(3,461)		(3,461)
Class A ($0.065 per share)								(1,313)		(1,313)
Issuance of shares:
Follow-on equity offering					67	115,912				115,979
Nonvested restricted stock						26	(26)			--
Amortization of unearned compensation							13			13
Shares purchased and redeemed in tender offer			(28)	(52)		(303)		(148,296)		(148,679)

Balance at June 27, 2004	$--	$33	$398	$141	$269	$384,542	$(131)	$180,590	$(108,715)	$457,127

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 27, 2004	June 29, 2003
Cash flow from operating activities:
Net earnings	$36,530	$27,689
Adjustments for non-cash items:
Depreciation	22,360	22,934
Amortization	912	834
Provision for doubtful accounts	1,468	1,437
Deferred income taxes	3,342	--
Net loss from disposal of assets	50	782
Net changes in operating assets and liabilities:
Receivables	3,308	(3,980)
Inventories	(1,315)	783
Accounts payable	2,673	5,673
Other assets and liabilities	(5,999)	(2,169)

NET CASH PROVIDED BY OPERATING ACTIVITIES	63,329	53,983
Cash flow from investing activities:
Capital expenditures for property and equipment	(14,749)	(27,885)
Proceeds from sales of assets	23	1,829
Acquisition of business	(518)	(1,450)
Other, net	61	1,214

NET CASH USED FOR INVESTING ACTIVITIES	(15,183)	(26,292)
Cash flow from financing activities:
Net decrease in notes payable to banks	--	(15,135)
Proceeds from long-term notes payable to banks	157,645	--
Payments on long-term notes payable to banks	(164,910)	--
Proceeds from issuance of common stock, net	115,979	--
Purchase and redemption of common stock, net	(148,679)	--
Cash dividends	(10,477)	(15,549)

NET CASH USED FOR FINANCING ACTIVITIES	(50,442)	(30,684)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,296)	(2,993)
Cash and cash equivalents:
Beginning of year	8,444	8,455

At June 27, 2004 and June 29, 2003	$6,148	$5,462

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the second quarter and two quarters ended June 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2004. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2	ACCOUNTING PERIODS

As of January 1, 2004, we adopted a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be 14 weeks.

Prior to fiscal 2004, we divided our calendar year into 13 four-week accounting periods, except that the second and thirteenth periods were longer or shorter to the extent necessary to make each accounting year end on December 31 and we followed a practice of reporting our quarterly financial statements at the end of the third accounting period (the first quarter), at the end of the sixth accounting period (the second quarter), and at the end of the tenth accounting period (the third quarter). The results of the second quarter and two quarters of 2003 have been presented on a basis which conforms to the quarterly reporting of operating results adopted effective January 1, 2004.

3	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period. Diluted earnings per share are computed based upon the assumption that the class C shares outstanding were converted into class A and B shares and the assumed common shares purchased upon exercise of certain of our non-statutory stock options. In the second quarter and two quarters of 2003, basic and diluted earnings were the same because there were no dilutive securities.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

3	EARNINGS PER SHARE, continued

Basic and diluted earnings per share are computed as follows:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Basic earnings:
Net earnings	$20,831	$15,231	$36,530	$27,689
Less dividends on class C common stock	(464)	--	(928)	--

Net earnings available to class A and B
common shareholders	$20,367	$15,231	$35,602	$27,689

Weighted average class A and B
shares outstanding	73,866	77,747	73,665	77,747
Basic earnings per share	$0.28	$0.20	$0.48	$0.36

Diluted earnings:
Net earnings available to class A and B
common shareholders	$20,367	$15,231	$35,602	$27,689
Plus dividends on class C common stock	464	--	928	--

Net earnings	$20,831	$15,231	$36,530	$27,689

Weighted average shares outstanding	73,866	77,747	73,665	77,747
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	1	--	2	--
Incremental class A and B shares for assumed
conversion of class C shares	4,452	--	4,452	--

Adjusted weighted average shares outstanding	78,319	77,747	78,119	77,747

Diluted earnings per share	$0.27	$0.20	$0.47	$0.36

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

We account for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, we do not recognize compensation expense for our stock options because the exercise price equals the market price of the underlying stock on the grant date. We recognize compensation expense related to restricted stock grants over the vesting period. As permitted, we have elected to adopt the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation,” and Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

4	STOCK-BASED COMPENSATION, continued

	Second Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net earnings as reported	$20,831	$15,231	$36,530	$27,689
Add compensation cost of restricted stock
grants, net of related tax effects, included in
the determination of net earnings as reported	8	--	14	--
Deduct stock based compensation determined
under fair value-based method, net of related
tax effects:
Stock options	(17)	--	(26)	--
Restricted stock grants	(8)	--	(14)	--

Pro forma net earnings	$20,814	$15,231	$36,504	$27,689

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.28	$0.20	$0.48	$0.36

Pro forma	$0.28	$0.20	$0.48	$0.36

Diluted earnings per share:
As reported	$0.27	$0.20	$0.47	$0.36

Pro forma	$0.27	$0.20	$0.47	$0.36

5	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at June 27, 2004 and December 31, 2003 consisted of the following:

	June 27, 2004	December 31, 2003
Paper and supplies	$8,718	$6,903
Work in process	2,494	2,328
Finished goods	6,186	6,816
Less obsolescence reserve	(867)	(831)

Inventories	$16,531	$15,216

6	LONG-TERM NOTES PAYABLE TO BANKS

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of June 27, 2004 we had borrowings of $76,735 under the facility at the weighted average interest rate of 2.1%. Fees of $1,959 in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

7	EMPLOYEE BENEFIT PLANS

FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”) was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition. Our postretirement health benefit plan provides for a prescription drug benefit. The disclosed measures of the net periodic benefit cost of our other postretirement benefits currently do not reflect any amount associated with the subsidy because we have not yet concluded whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act. Actuarially equivalent benefits to the Medicare Part D benefit could reduce our postretirement benefit obligation by approximately $5,100.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

7	EMPLOYEE BENEFIT PLANS, continued

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$1,236	$1,062	$2,472	$2,124
Interest cost	2,080	2,022	4,160	4,044
Expected return on plan assets	(2,598)	(2,642)	(5,196)	(5,284)
Amortization of:
Unrecognized prior service cost	64	64	128	128
Unrecognized net transition obligation	27	156	54	312
Unrecognized net loss	418	27	836	54

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$1,227	$689	$2,454	$1,378

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$93	$93	$186	$186
Interest cost	515	515	1,030	1,030
Amortization of:
Unrecognized net transition obligation	137	137	274	274
Unrecognized net loss	112	112	224	224

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$857	$857	$1,714	$1,714

8	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $421 for the second quarter ended June 27, 2004 and $912 for the two quarters ended June 27, 2004. Estimated amortization expense for our next five fiscal years is $1,336 for 2004, $763 for 2005, $748 for 2006, $710 for 2007 and $662 for 2008.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

8	GOODWILL AND OTHER INTANGIBLE ASSETS, continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 27, 2004 and December 31, 2003 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 27, 2004
Network affiliation agreements	$7,759	$(1,011)	$6,748
Customer lists	18,011	(15,846)	2,165
Non-compete agreements	24,818	(24,754)	64
Other	3,377	(2,849)	528

Total	$53,965	$(44,460)	$9,505

December 31, 2003
Network affiliation agreements	$7,759	$(863)	$6,896
Customer lists	17,771	(15,368)	2,403
Non-compete agreements	24,838	(24,256)	582
Other	3,080	(3,061)	19

Total	$53,448	$(43,548)	$9,900

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the two quarters ended June 27, 2004.

Goodwill There were no changes in the carrying amount of goodwill in the two quarters ended June 27, 2004.

9	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

Activity associated with our daily newspaper’s and printing services’ workforce reduction and business improvement initiatives during the two quarters ended June 27, 2004 is as follows:

	Balance at December 31, 2003	Additions	Payments	Balance at June 27, 2004
Employee severance and benefits	$347	$--	$(275)	$72
Facility costs	131	--	(45)	86

	$478	$--	$(320)	$158

The obligations for our workforce reduction and business improvement initiatives are included in other current liabilities in the consolidated balance sheets. The remaining costs associated with these actions are expected to be paid in 2004, except for portions of the $86 liability representing the remaining operating lease obligation for the closed CD-ROM mastering and replication facility, expiring in June 2005.

10	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our label printing business, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations primarily conduct their business in the United States. We publish the Milwaukee Journal Sentinel and more than 90 weekly shopper and community newspapers in eight states. Our broadcasting segment consists of 38 radio stations and six television stations in 11 states and we have signed an agreement to purchase WGBA-TV and to assume an existing local marketing agreement for WACY-TV –both located in the Green Bay-Appleton (Wisconsin) market. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

10	SEGMENT INFORMATION, continued

The following tables summarize operating revenue, operating earnings, depreciation and amortization and capital expenditures for the second quarter and two quarters ended June 27, 2004 and June 29, 2003 and identifiable total assets at June 27, 2004 and December 31, 2003:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Operating revenue
Publishing	$83,599	$79,907	$160,270	$154,462
Broadcasting	42,254	37,657	76,889	69,908
Telecommunications	36,804	37,461	72,361	74,119
Printing services	17,427	20,714	39,191	43,421
Other	27,938	23,652	51,981	47,351

	$208,022	$199,391	$400,692	$389,261

Operating earnings
Publishing	$12,643	$8,964	$21,660	$13,041
Broadcasting	11,072	7,597	17,576	11,421
Telecommunications	9,103	9,539	17,833	19,553
Printing services	(597)	602	317	1,793
Other	2,818	(224)	4,363	1,887

	$35,039	$26,478	$61,749	$47,695

Depreciation and amortization
Publishing	$3,917	$4,173	$7,897	$8,309
Broadcasting	2,159	2,005	4,259	3,889
Telecommunications	4,381	4,377	8,691	8,570
Printing services	597	804	1,180	1,690
Other	638	658	1,245	1,310

	$11,692	$12,017	$23,272	$23,768

Capital expenditures
Publishing	$2,718	$2,539	$4,632	$13,325
Broadcasting	2,493	4,083	4,306	6,996
Telecommunications	1,430	3,598	2,348	6,036
Printing services	2,269	614	2,698	990
Other	332	267	765	538

	$9,242	$11,101	$14,749	$27,885

	June 27, 2004	December 31, 2003 Audited
Identifiable total assets
Publishing	$221,043	$222,582
Broadcasting	312,701	315,748
Telecommunications	96,737	104,161
Printing services	26,134	26,623
Other	76,707	78,061

	$733,322	$747,175

JOURNAL COMMUNICATIONS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 27, 2004, including the notes thereto. The results of the second quarter and two quarters of 2003 have been presented on a basis which conforms to the quarterly reporting of operating results adopted effective January 1, 2004.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 38 radio stations and six television stations in 11 states and we have signed an agreement to purchase WGBA-TV and to assume an existing local marketing agreement for WACY-TV – both located in the Green Bay-Appleton (Wisconsin) market. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Also included in other are corporate expenses and eliminations.

We finished the first half of 2004 with another strong performance, driven in large part by the same benefits that we have been reporting for the past three quarters. Among them were continued gains in productivity benefits from our new newspaper production facility, broad-based advertising revenue expansion at our publishing businesses and our television and radio stations and cost controls throughout the organization. Our operating earnings this quarter were again driven by solid contributions from the publishing and broadcast groups, up 41.0% and 45.7%, respectively. For the fourth consecutive quarter we benefited from efficiencies generated by our new production facility. Going forward, we will have tougher year-over-year comparisons in terms of productivity gains, as we have now completed a full cycle of improving operations at the new production facility. At the daily newspaper, we recorded gains in retail, general and classified advertising revenue as well as in our online product and shared mail. We also recorded low double-digit growth in classified advertising at the community newspapers and shoppers for the quarter. These gains at the publishing group were accomplished while concurrently lowering costs across numerous expense categories. Our television stations recorded another solid quarter, as local advertising and political and issue advertising were both significant contributors. On the radio side, we were pleased with solid earnings gains at the majority of our developmental markets. While the wholesale side of our telecommunications business experienced continuing pricing pressure and service disconnections in the second quarter of 2004, we were encouraged by yet another quarter of nearly 11.0% revenue growth on the commercial side. In the second quarter, we recorded an operating loss at our printing services company due primarily to reduced sales volume from several computer-related customers as well as production inefficiencies on print work. As we move into the second half of the year, we expect that our publishing and broadcasting businesses will continue to provide earnings growth with the help of a recovering economy, new revenue initiatives, and strong political and Olympic advertising.

Results of Operations

Second Quarter Ended June 27, 2004 compared to Second Quarter Ended June 29, 2003

Consolidated

Our consolidated operating revenue in the second quarter of 2004 was $208.0 million, an increase of $8.6 million, or 4.3%, compared to $199.4 million in the second quarter of 2003. Our consolidated operating costs and expenses in the second quarter of 2004 were $115.3 million, an increase of $2.4 million, or 2.1%, compared to $112.9 million in the second quarter of 2003. Our consolidated selling and administrative expenses in the second quarter of 2004 were $57.7 million, a decrease of $2.3 million, or 3.8%, compared to $60.0 million in the second quarter of 2003.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the second quarter of 2004 and 2003:

	2004	Percent of Total Operating Revenue	2003	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$83.6	40.2%	$79.9	40.0%
Broadcasting	42.3	20.3	37.7	18.9
Telecommunications	36.8	17.7	37.5	18.8
Printing services	17.4	8.4	20.7	10.4
Other	27.9	13.4	23.6	11.9

Total operating revenue	208.0	100.0	199.4	100.0
Total operating costs and expenses	115.3	55.4	112.9	56.6
Selling and administrative expenses	57.7	27.8	60.0	30.1

Total operating costs and expenses and selling
and administrative expenses	173.0	83.2	172.9	86.7

Total operating earnings	$35.0	16.8%	$26.5	13.3%

The increase in total operating revenue was due to the revenue increases at our television stations, increases in classified and retail advertising revenue at our daily newspaper, increases in gravure label printing revenue, an increase in commercial services revenue at our telecommunications business, increases in local advertising revenue at our radio stations and an increase in mailing services revenue at our direct marketing services business. These increases were partially offset by a decrease in revenue from several computer-related customers in our printing services business and a decrease in wholesale telecommunications revenue due to customer disconnections.

The increase in total operating costs and expenses was primarily due to an increase in postage and freight expenses associated with the increase in mailing services revenue at our direct marketing services business, an increase in newsprint costs at our publishing business, and an increase in technology, news and programming costs at our television stations offset by the decrease in revenue at our printing services business and increased operating efficiencies and productivity benefits at our daily newspaper’s new production facility.

The decrease in selling and administrative expenses was primarily due to a $2.1 million liability for employment-related taxes recorded in the second quarter of 2003.

Our consolidated operating earnings in the second quarter of 2004 were $35.0 million, an increase of $8.5 million, or 32.3%, compared to $26.5 million in the second quarter of 2003. The following table presents our operating earnings by segment for the second quarter of 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$12.6	36.1%	$9.0	33.9%
Broadcasting	11.1	31.6	7.6	28.8
Telecommunications	9.1	26.0	9.5	36.0
Printing services	(0.6)	(1.7)	0.6	2.3
Other	2.8	8.0	(0.2)	(1.0)

Total operating earnings	$35.0	100.0%	$26.5	100.0%

The increase in total operating earnings was primarily due to recording an employment-related tax liability in the second quarter of 2003, increased productivity benefits from the daily newspaper’s new production facility, the revenue increases at our television stations, cost reduction initiatives at our community newspapers and shoppers, an increase in operating revenue in our publishing businesses, and an increase in local advertising at our radio stations. These increases were offset by a decrease in sales volume and production inefficiencies at our printing services business and wholesale telecommunications service disconnections.

Our consolidated EBITDA in the second quarter of 2004 was $46.7 million, an increase of $8.2 million, or 21.4%, compared to $38.5 million in the second quarter of 2003. We define EBITDA as net earnings plus provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the second quarter of 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$20.8	$15.2
Provision for income taxes	13.9	10.4
Total other income and expense	0.3	0.9
Depreciation	11.3	11.6
Amortization	0.4	0.4

EBITDA	$46.7	$38.5

The increase in total EBITDA is consistent with increases in operating earnings in our publishing, broadcasting and other segments offset by a decrease in operating earnings at our printing services and telecommunications segments.

Publishing

Operating revenue from publishing in the second quarter of 2004 was $83.6 million, an increase of $3.7 million, or 4.6%, compared to $79.9 million in the second quarter of 2003. Operating earnings from publishing were $12.6 million, an increase of $3.6 million, or 41.0%, compared to $9.0 million in the second quarter of 2003.

The following table presents our publishing operating revenue and operating earnings for the second quarter of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Operating revenue	$57.4	$26.2	$83.6	$54.5	$25.4	$79.9	4.6

Operating earnings	$10.2	$2.4	$12.6	$7.1	$1.9	$9.0	41.0

The following table presents our publishing operating revenue by category for the second quarter of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$21.0	$14.8	$35.8	$20.3	$14.9	$35.2	1.7
Classified	16.6	2.6	19.2	15.5	2.3	17.8	7.8
General	2.7	--	2.7	2.5	--	2.5	6.5
Other	5.3	0.4	5.7	4.8	0.6	5.4	6.6

Total advertising revenue	45.6	17.8	63.4	43.1	17.8	60.9	4.1
Circulation revenue	10.9	0.7	11.6	10.7	0.7	11.4	1.5
Other revenue	0.9	7.7	8.6	0.7	6.9	7.6	13.4

Total operating revenue	$57.4	$26.2	$83.6	$54.5	$25.4	$79.9	4.6

Advertising revenue in the second quarter of 2004 accounted for 75.8% of total publishing revenue compared to 76.2% in the second quarter of 2003.

Retail advertising revenue in the second quarter of 2004 was $35.8 million, an increase of $0.6 million, or 1.7%, compared to $35.2 million in the second quarter of 2003. A $0.7 million increase in daily newspaper retail advertising was offset by a $0.1 million decrease in community newspaper and shopper retail advertising. The $0.7 million increase at the daily newspaper was primarily due to an increase in automotive, healthcare, a department store and telecommunications advertising. The $0.1 million decrease at our community newspapers and shoppers was primarily due to a reduction in automotive advertising. Preprint advertising for the second quarter of 2004 for both our daily newspaper and our community newspapers and shoppers was essentially even compared to the second quarter of 2003.

Classified advertising revenue in the second quarter of 2004 was $19.2 million, an increase of $1.4 million, or 7.8%, compared to $17.8 million in the second quarter of 2003. Increases in employment advertising of $0.8 million, real estate advertising of $0.2 million and general/other advertising of $0.2 million at our daily newspaper and $0.3 million increase at our community newspapers and shoppers were partially offset by a decrease in automotive advertising of $0.1 million at our daily newspaper. The increase in employment advertising, which accounted for 35.8% of total classified advertising in the second quarter of 2004, represented a 15.3% increase from the second quarter of 2003. We believe the increase in employment advertising is due to an improving economy. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to retail sections of the paper and taking advantage of the enhanced color capabilities of our new presses. The increase in classified advertising at our community newspapers and shoppers is primarily due to decentralizing the classified sales operations.

General advertising revenue in the second quarter of 2004 was $2.7 million, an increase of $0.2 million, or 6.5%, compared to $2.5 million in the second quarter of 2003. The increase was due to an increase in airline/travel industry ROP (run-of-press) advertising and an increase in preprints from national advertisers.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the second quarter of 2004 and 2003:

	2004	2003	Percent Change
Advertising linage (inches):
Full run
Retail	188,916	183,224	3.1
Classified	224,308	227,957	(1.6)
General	12,438	12,087	2.9

Total full run	425,662	423,268	0.6
Part run	45,328	30,933	46.5

Total advertising linage	470,990	454,201	3.7

Preprint pieces (in thousands)	187,974	208,414	(9.8)

Total advertising linage in the second quarter of 2004 increased 3.7% compared to the second quarter of 2003. The increase was largely due to a 46.5% increase in part run advertising linage. Part run advertising linage increased in the second quarter of 2004 due to an increase in zoned classified advertising. Full run advertising linage in the second quarter of 2004 increased 0.6% compared to the second quarter of 2003 due to a 3.1% increase in retail ROP advertising linage and a 2.9% increase in general ROP advertising linage offset by a 1.6% decrease in classified advertising linage. These increases in retail and general advertising linage are consistent with the increases in retail and general advertising revenue. The decrease in classified advertising linage is due to a mix change of an increase in employment advertising and a decrease in automotive advertising. Preprint advertising pieces decreased 9.8% due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the second quarter of 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	26,750	29,262	(8.6)
Shoppers	23,445	25,584	(8.4)

Total full pages of advertising	50,195	54,846	(8.5)

Revenue per page	$316.73	$287.38	10.2

Total full pages of advertising for our community newspapers and shoppers in the second quarter of 2004 decreased 8.5% compared to the second quarter of 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page. Revenue per page increased 10.2% primarily due to the decrease in total pages of full advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the second quarter of 2004, consisting of revenue from direct marketing and event marketing efforts, and JSOnline for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $5.7 million, an increase of $0.3 million, or 6.6%, compared to $5.4 million in the second quarter of 2003. A $0.5 million increase in JSOnline advertising and direct marketing advertising at our daily newspaper was partially offset by a $0.2 million decrease in company-sponsored event advertising revenue at our community newspapers and shoppers.

Circulation revenue in the second quarter of 2004 accounted for 13.9% of total publishing revenue compared to 14.3% in the second quarter of 2003. Circulation revenue in the second quarter of 2004 was $11.6 million, an increase of $0.2 million, or 1.5%, compared to $11.4 million in the second quarter of 2003. The increase is primarily due to a cover price increase on home delivery and single copy sales outside our PMA and wholesale rate increases to dealers at our daily newspaper. Average net paid circulation for the Milwaukee Journal Sentinel’s weekday edition decreased 2.5% in the second quarter of 2004 compared to the second quarter of 2003. The decrease in daily average net paid circulation is due to lower home delivery and single copy sales. Average net paid circulation for the Milwaukee Journal Sentinel’s Sunday edition in the second quarter of 2004 was essentially even compared to the second quarter of 2003. Average paid circulation for our community newspapers decreased 3.8% in the second quarter of 2004 compared to the second quarter of 2003 primarily due to less discounting and promotions on home delivery.

Other revenue, which consists of revenue from commercial printing opportunities at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in the second quarter of 2004 accounted for 10.3% of total publishing revenue compared to 9.5% in the second quarter of 2003. Other revenue in the second quarter of 2004 was $8.6 million, an increase of $1.0 million, or 13.4%, compared to $7.6 million in the second quarter of 2003. The increase was due to an $0.8 million increase in printing revenue at our community newspapers and shoppers and a $0.2 million increase in commercial printing revenue at the daily newspaper.

Publishing operating earnings in the second quarter of 2004 were $12.6 million, an increase of $3.6 million, or 41.0%, compared to $9.0 million in the second quarter of 2003. The increase was primarily due to $1.5 million in productivity benefits related to the daily newspaper’s new production facility, $0.8 million in savings from cost reduction initiatives at our community newspapers and shoppers business and the increase in revenue at our daily newspaper and our community newspapers and shoppers. Included in the second quarter of 2003 was a $0.7 million loss on the disposal of the daily newspaper’s old production facility assets. These operating earnings increases were partially offset by an increase in newsprint costs. Newsprint costs were $10.8 million in the second quarter of 2004, an increase of $1.0 million, or 10.2%, compared to $9.8 million in the second quarter of 2003. The increase in the cost of newsprint was primarily attributed to price increases totaling $1.2 million, or a 12.2% price increase per average ton.

Broadcasting

Operating revenue from broadcasting in the second quarter of 2004 was $42.3 million, an increase of $4.6 million, or 12.2%, compared to $37.7 million in the second quarter of 2003. Operating earnings from broadcasting in the second quarter of 2004 were $11.1 million, an increase of $3.5 million, or 45.7%, compared to $7.6 million in the second quarter of 2003.

The following table presents our broadcasting operating revenue and operating earnings for the second quarter of 2004 and 2003:

	2004			2003
	Radio	Television	Total	Radio	Television	Total	Percent Change
	(dollars in millions)
Operating revenue	$20.5	$21.8	$42.3	$19.4	$18.3	$37.7	12.2

Operating earnings	$5.0	$6.1	$11.1	$4.2	$3.4	$7.6	45.7

Operating revenue from our radio stations in the second quarter of 2004 was $20.5 million, an increase of $1.1 million, or 5.7%, compared to $19.4 million in the second quarter of 2003. The increase was primarily attributed to a $1.3 million increase in local advertising revenue offset by a $0.2 million decrease in national advertising.

Operating earnings from our radio stations in the second quarter of 2004 were $5.0 million, an increase of $0.8 million, or 19.0%, compared to $4.2 million in the second quarter of 2003. The increase was primarily attributed to the increase in revenue, a decrease in programming expenses, reduced national sales commissions and decreases in sales and promotional expenses offset by an increase in incentive compensation expense and depreciation expense.

We recently agreed to a contract extension the Milwaukee Brewers through the 2008 major league baseball season.

Operating revenue from our television stations in the second quarter of 2004 was $21.8 million, an increase of $3.5 million, or 19.1%, compared to $18.3 million in the second quarter of 2003. The increase was attributed to a $1.7 million increase in local advertising revenue, a $1.3 million increase in political and issue advertising revenue and a $0.5 million increase in national advertising revenue.

Operating earnings from our television stations in the second quarter of 2004 were $6.1 million, an increase of $2.7 million, or 79.4%, compared to $3.4 million in the second quarter of 2003. The increase was primarily attributed to the increase in revenue and a $0.5 million net adjustment to our litigation reserve due to the settlement of our national advertising representative litigation offset by increases in incentive compensation and payroll expense and news and technology expenses.

Telecommunications

Operating revenue from telecommunications in the second quarter of 2004 was $36.8 million, a decrease of $0.7 million, or 1.8%, compared to $37.5 million in the second quarter of 2003. Operating earnings from telecommunications in the second quarter of 2004 were $9.1 million, a decrease of $0.4 million, or 4.6%, compared to $9.5 million in the second quarter of 2003.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the second quarter of 2004 was $21.1 million, a decrease of $2.2 million, or 9.4%, compared to $23.3 million in the second quarter of 2003. The decrease was primarily due to significant customer service disconnections and terminations. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs by consolidating traffic on least cost routes will continue. Monthly recurring revenue from wholesale services at the end of the second quarter of 2004 was $6.6 million compared to $6.8 million at the beginning of the second quarter 2004 and $7.4 million at the end of the second quarter of 2003. During the second quarter of 2004, new circuit connections of $0.2 million in monthly recurring revenue were more than offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the second quarter of 2004 was $15.7 million, an increase of $1.5 million, or 10.6%, compared to $14.2 million in the second quarter of 2003. The increase was primarily attributed to an increase in the services utilized by our existing customers. Monthly recurring revenue from commercial advanced data services at the end of the second quarter of 2004 was $3.5 million compared to $3.4 million at the beginning of the second quarter of 2004 and $3.2 million at the end of the second quarter of 2003. In the third quarter of 2003, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services could adversely impact us through the loss of existing customers or by reducing the success rate of securing new customers. We have been proactively working with our customers by leveraging our customer service abilities and adding new bundled services as we extend contracts at reduced prices.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections and higher operating costs and expenses associated with the higher mix of commercial revenue. Offsetting these earnings decreases were decreases in selling and promotional expenses and a decrease in bad debt expense.

MCI and Global Crossing together accounted for 15.9% and 15.6% of our telecommunications revenue in the second quarter of 2004 and 2003, respectively. We recently signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region, although it has not yet been determined which circuits Global Crossing intends to renew and how much revenue the Global Crossing business will generate. MCI filed for Chapter 11 bankruptcy protection in July 2002 and emerged in April 2004. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating contract extensions with MCI for our current contracts and we believe they will remain a significant customer. These new contracts will likely result in a re-pricing of services and could result in providing them additional capacity. We expect these contract changes to result in a significant decrease in our telecommunications operating earnings. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the second quarter of 2004 was $17.4 million, a decrease of $3.3 million, or 15.9%, compared to $20.7 million in the second quarter of 2003. Our operating loss from printing services in the second quarter of 2004 was $0.6 million, a decrease of $1.2 million compared to operating earnings of $0.6 million in the second quarter of 2003.

The decrease in printing services operating revenue was primarily attributed to the decreases in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers. These decreases were partially offset by an increase in publication printing revenue primarily from newly acquired business.

The decrease in printing services operating earnings was primarily attributed to the decrease in sales volume as well as production inefficiencies on print work. These decreases were partially offset by lower production costs and cost reduction initiatives. In early July, because of continuing margin loss and lower volumes in assembly, kitting and fulfillment, we executed a transition plan to reduce costs through a 12% reduction in our full-time workforce and to focus on our core printing business. We expect these transition costs, which will be recognized in the second half of 2004, will be $0.3 million.

Dell Computer Corporation accounted for 20.5% and 28.1% of our printing services revenue in the second quarter of 2004 and 2003, respectively. We recently learned that Dell has decided to eliminate supplying its customers with certain items that we produce and that we face the loss of more Dell business. While we expect the transition period to be a few months in duration as we wind down the process of supplying Dell with these products, we anticipate this will result in an additional annualized decline in revenues from Dell. Overall, we anticipate Dell revenues will decline approximately 35-40%, or $9.0 million - $10.0 million, this year. This changing relationship with Dell represents an important step in our long-term strategy to minimize our reliance on a single customer in our printing services segment and to return to our core printing business. This decrease in revenue from Dell is being accompanied by significant cost reduction initiatives in order to mitigate the material adverse effect on our results of operations.

Other

Other operating revenue in the second quarter of 2004 was $27.9 million, an increase of $4.3 million, or 18.1%, compared to $23.6 million in the second quarter of 2003. Other operating earnings in the second quarter of 2004 were $2.8 million, an increase of $3.0 million compared to an operating loss of $0.2 million in the second quarter of 2003.

The following table presents our other operating revenue and operating earnings for the second quarter of 2004 and 2003:

	2004				2003
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Operating revenue	$15.9	$13.1	$(1.1)	$27.9	$14.4	$10.2	$(1.0)	$23.6	18.1

Operating earnings	$1.4	$0.1	$1.3	$2.8	$0.8	$0.7	$(1.7)	$(0.2)	NA

The increase in other operating revenue was primarily attributed to an increase in postage amounts billed to customers and mailing services at our direct marketing services business and an increase in gravure label sales, including sales to our largest customer, SAB/Miller Brewing Company, at our label printing business. Included in operating revenue and operating costs and expenses from our direct marketing services business is $7.4 million and $5.4 million of postage amounts billed to customers in the second quarter of 2004 and 2003, respectively.

The increase in other operating earnings was primarily attributed to recording a $2.1 million liability for employment-related taxes in the second quarter of 2003.

SAB/Miller Brewing Company accounted for 50.1% and 47.9% of our label printing business’ revenue in the second quarter of 2004 and 2003, respectively. We recently signed a three-year contract extension with SAB/Miller Brewing Company which expires on December 31, 2008. We agreed to certain price reductions as a result of this new contract and SAB/Miller Brewing Company has the right to re-bid the work covered by the contract each year beginning in 2006, subject to similar quality standards. The loss of this customer could have a material adverse effect on our results of operations.

Non-Operating Income and Taxes from Continuing Operations

Interest income and dividends was $0.1 million in the second quarter of 2004 and 2003. Interest expense in the second quarter of 2004 was $0.4 million, a decrease of $0.6 million, or 60.0%, compared to $1.0 million in the second quarter of 2003. Gross interest expense from borrowings under our credit agreement was $0.4 million in the second quarter of 2004 and $0.6 million in the second quarter of 2003.

The effective tax rate on continuing operations was 40.0% in the second quarter of 2004 and 40.5% in the second quarter of 2003.

Earnings per Share

Our basic and diluted earnings per share in the second quarter of 2004 were $0.28 and $0.27, respectively, an increase of $0.08 and $0.07, respectively, compared to basic and diluted earnings per share of $0.20 in the second quarter of 2003. Earnings per share amounts are presented on a generally accepted accounting principles basis (discussed in Note 3 in our Notes to Unaudited Condensed Consolidated Financial Statements) and reflects our new capital structure as of September 2003 and our follow-on equity offering and tender offer completed in June 2004.

Two Quarters Ended June 27, 2004 compared to Two Quarters Ended June 29, 2003

Consolidated

Our consolidated operating revenue in the two quarters of 2004 was $400.7 million, an increase of $11.4 million, or 2.9%, compared to $389.3 million in the two quarters of 2003. Our consolidated operating costs and expenses in the two quarters of 2004 were $227.0 million, an increase of $2.2 million, or 0.9%, compared to $224.8 million in the two quarters of 2003. Our consolidated selling and administrative expenses in the two quarters of 2004 were $112.0 million, a decrease of $4.8 million, or 4.1%, compared to $116.8 million in the two quarters of 2003.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the two quarters of 2004 and 2003:

	2004	Percent of Total Operating Revenue	2003	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$160.3	40.0%	$154.5	39.7%
Broadcasting	76.9	19.2	69.9	18.0
Telecommunications	72.3	18.0	74.1	19.0
Printing services	39.2	9.8	43.4	11.1
Other	52.0	13.0	47.4	12.2

Total operating revenue	400.7	100.0	389.3	100.0
Total operating costs and expenses	227.0	56.6	224.8	57.7
Selling and administrative expenses	112.0	28.0	116.8	30.0

Total operating costs and expenses and selling
and administrative expenses	339.0	84.6	341.6	87.7

Total operating earnings	$61.7	15.4%	$47.7	12.3%

The increase in total operating revenue was due to the revenue increases at our television stations, an increase in commercial services revenue at our telecommunications business, increases in classified and retail advertising revenue at our daily newspaper, increases in local advertising revenue at our radio stations, an increase in mailing services revenue at our direct marketing services business and an increase in commercial printing revenue at our community newspapers and shoppers business. These increases were partially offset by a decrease in wholesale telecommunications revenue due to customer disconnections and a decrease in revenue from several computer-related customers at our printing services business.

The increase in total operating costs and expenses was primarily due to an increase in postage and freight expenses associated with the increase in mailing services revenue at our direct marketing services business, an increase in newsprint costs at our publishing businesses, an increase in news and technology costs at our television stations and higher operating costs and expenses associated with the higher mix of commercial revenue at our telecommunications business offset by productivity benefits at our daily newspaper’s new production facility and the decrease in revenue at our printing services business.

The decrease in selling and administrative expenses was primarily due to a $2.1 million liability for employment-related taxes recorded in the two quarters of 2003.

Our consolidated operating earnings in the two quarters of 2004 were $61.7 million, an increase of $14.0 million, or 29.5%, compared to $47.7 million in the two quarters of 2003. The following table presents our operating earnings by segment for the two quarters of 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$21.6	35.1%	$13.0	27.3%
Broadcasting	17.6	28.4	11.4	23.9
Telecommunications	17.8	28.9	19.6	41.0
Printing services	0.3	0.5	1.8	3.8
Other	4.4	7.1	1.9	4.0

Total operating earnings	$61.7	100.0%	$47.7	100.0%

The increase in total operating earnings was primarily due to productivity benefits from the daily newspaper’s new production facility, an employment-related tax liability recorded in the two quarters of 2003, cost reduction initiatives at our community newspapers and shoppers, operating revenue increases at our television stations, an increase in operating revenue in our publishing businesses, and an increase in local advertising revenue at our radio stations. These increases were offset by a decrease in wholesale telecommunications revenue due to service disconnections and a decrease in sales volume and production inefficiencies at our printing services business.

Our consolidated EBITDA in the two quarters of 2004 was $85.0 million, an increase of $13.5 million, or 18.9%, compared to $71.5 million in the two quarters of 2003. We define EBITDA as net earnings plus provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the two quarters of 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$36.5	$27.7
Provision for income taxes	24.3	18.8
Total other income and expense	0.9	1.3
Depreciation	22.4	22.9
Amortization	0.9	0.8

EBITDA	$85.0	$71.5

The increase in total EBITDA is consistent with increases in operating earnings in our publishing, broadcasting and other segments offset by a decrease in operating earnings at our telecommunications and printing services segments.

Publishing

Operating revenue from publishing in the two quarters of 2004 was $160.3 million, an increase of $5.8 million, or 3.8%, compared to $154.5 million in the two quarters of 2003. Operating earnings from publishing were $21.6 million, an increase of $8.6 million, or 66.1%, compared to $13.0 million in the two quarters of 2003.

The following table presents our publishing operating revenue and operating earnings for the two quarters of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Operating revenue	$111.3	$49.0	$160.3	$106.6	$47.9	$154.5	3.8

Operating earnings	$18.8	$2.8	$21.6	$11.5	$1.5	$13.0	66.1

The following table presents our publishing operating revenue by category for the two quarters of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$39.3	$27.6	$66.9	$38.3	$27.9	$66.2	1.0
Classified	31.7	4.5	36.2	30.3	4.1	34.4	5.4
General	6.0	--	6.0	5.4	--	5.4	11.1
Other	9.5	1.0	10.5	8.6	1.1	9.7	8.2

Total advertising revenue	86.5	33.1	119.6	82.6	33.1	115.7	3.4
Circulation revenue	21.5	1.4	22.9	21.2	1.5	22.7	0.7
Other revenue	3.3	14.5	17.8	2.8	13.3	16.1	10.7

Total operating revenue	$111.3	$49.0	$160.3	$106.6	$47.9	$154.5	3.8

Advertising revenue in the two quarters of 2004 accounted for 74.6% of total publishing revenue compared to 74.9% in the two quarters of 2003.

Retail advertising revenue in the two quarters of 2004 was $66.9 million, an increase of $0.7 million, or 1.0%, compared to $66.2 million in the two quarters of 2003. A $1.0 million increase in daily newspaper retail advertising was offset by a $0.3 million decrease in community newspaper and shopper retail advertising. The $1.0 million increase at the daily newspaper was primarily due to advertising from a new furniture retailer in the marketplace and increases in telecommunications and automotive advertising. The $0.3 million decrease at our community newspapers and shoppers was primarily due to a reduction in automotive advertising. Preprint advertising for the two quarters of 2004 decreased $0.1 million, collectively, at our daily newspaper and our community newspapers and shoppers compared to the two quarters of 2003.

Classified advertising revenue in the two quarters of 2004 was $36.2 million, an increase of $1.8 million, or 5.4%, compared to $34.4 million in the two quarters of 2003. Increases of $0.6 million each in general/other advertising and employment advertising, an increase of $0.5 million in real estate advertising at our daily newspaper and a $0.4 million increase at our community newspapers and shoppers were partially offset by a decrease in automotive advertising of $0.3 million at our daily newspaper. The increase in employment advertising, which accounted for 36.8% of total classified advertising in the two quarters of 2004, represented a 5.3% increase from the two quarters of 2003. We believe the increase in employment advertising is due to an improving economy. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to retail sections of the paper and taking advantage of the enhanced color capabilities of our new presses. The increase in classified advertising at our community newspapers and shoppers is primarily due to decentralizing the classified sales operations.

General advertising revenue in the two quarters of 2004 was $6.0 million, an increase of $0.6 million, or 11.1%, compared to $5.4 million in the two quarters of 2003. The increase was due to an increase in airline/travel industry ROP (run-of-press) advertising and an increase in preprints from national advertisers.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the two quarters of 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Full run
Retail	346,430	342,292	1.2
Classified	424,895	430,914	(1.4)
General	28,348	24,010	18.1

Total full run	799,673	797,216	0.3
Part run	70,542	50,145	40.7

Total advertising linage	870,215	847,361	2.7

Preprint pieces (in thousands)	373,748	408,195	(8.4)

Total advertising linage in the two quarters of 2004 increased 2.7% compared to the two quarters of 2003. The increase was largely due to a 40.7% increase in part run advertising linage. Part run advertising linage increased in the two quarters of 2004 due to an increase in zoned classified advertising. Full run advertising linage in the two quarters of 2004 increased 0.3% compared to the two quarters of 2003 due to an 18.1% increase in general ROP advertising linage and a 1.2% increase in retail advertising linage. These increases in retail and general advertising linage are consistent with the increases in retail and general advertising revenue. The decrease in classified advertising linage is due to a mix change of an increase in employment advertising and a decrease in automotive advertising. Preprint advertising pieces decreased 8.4% due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the two quarters of 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	49,370	54,786	(9.9)
Shoppers	43,975	47,910	(8.2)

Total full pages of advertising	93,345	102,696	(9.1)

Revenue per page	$314.25	$284.21	10.6

Total full pages of advertising for our community newspapers and shoppers in the two quarters of 2004 decreased 9.1% compared to the two quarters of 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page. Revenue per page increased 10.6% primarily due to the decrease in total pages of full advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the two quarters of 2004, consisting of revenue from direct marketing and event marketing efforts, and JSOnline for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $10.5 million, an increase of $0.8 million, or 8.2%, compared to $9.7 million in the two quarters of 2003. The increase was due to a $0.6 million increase in JSOnline advertising and a $0.3 million increase in direct mail advertising at our daily newspaper offset by a decrease of $0.1 million in company-sponsored event advertising revenue at our community newspapers and shoppers.

Circulation revenue in the two quarters of 2004 accounted for 14.3% of total publishing revenue compared to 14.7% in the two quarters of 2003. Circulation revenue in the two quarters of 2004 was $22.9 million, an increase of $0.2 million, or 0.7%, compared to $22.7 million in the two quarters of 2003. The increase is primarily due to a cover price increase on home delivery and single copy sales outside our PMA and wholesale rate increases to dealers at our daily newspaper. Average net paid circulation for the Milwaukee Journal Sentinel’s weekday edition decreased 3.1% in the two quarters of 2004 compared to the two quarters of 2003. The decrease in daily average net paid circulation is due to lower home delivery and single copy sales. Average net paid circulation for the Milwaukee Journal Sentinel’s Sunday edition in the two quarters of 2004 decreased 0.4% compared to the second quarter of 2003. Average paid circulation for our community newspapers decreased 2.7% in the two quarters of 2004 compared to the two quarters of 2003 primarily due to less discounting and promotions on home delivery.

Other revenue, which consists of revenue from commercial printing opportunities at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in the two quarters of 2004 accounted for 11.1% of total publishing revenue compared to 10.4% in the two quarters of 2003. Other revenue in the two quarters of 2004 was $17.8 million, an increase of $1.7 million, or 10.7%, compared to $16.1 million in the two quarters of 2003. The increase was attributed to a $1.2 million increase in printing revenue at our community newspapers and shoppers primarily due to sales volume increases and a $0.5 million increase in commercial printing revenue at our daily newspaper.

Publishing operating earnings in the two quarters of 2004 were $21.6 million, an increase of $8.6 million, or 66.1%, compared to $13.0 million in the two quarters of 2003. The increase was primarily due to $4.2 million in productivity benefits from the daily newspaper’s new production facility, $1.5 million in savings from the structural reorganization and other cost reduction initiatives of our community newspapers and shoppers business, a $0.7 million loss on the disposal of the daily newspaper’s old production facility assets in the two quarters of 2003, a $0.6 million reduction of the vacation liability at the daily newspaper resulting from a policy change, and the increase in revenue at our daily newspaper. These operating earnings increases were partially offset by an increase in the cost of newsprint, the recording of $0.3 million for additional bad debt expense, an increase in operating costs due to the increase of commercial printing revenue and the increase in direct mail advertising revenue at our daily newspaper. Newsprint costs were $20.5 million in the two quarters of 2004, an increase of $1.4 million, or 7.3%, compared to $19.1 million in the two quarters of 2003. The increase in the cost of newsprint was primarily attributed to price increases totaling $2.0 million, or a 12.3% price increase per average ton, partially offset by $0.8 million in savings at the daily newspaper from utilizing a smaller page size. The additional bad debt expense in the two quarters of 2004 was accrued for the prospect that our publishing businesses will be required to refund critical vendor payments received from Kmart Corporation during their bankruptcy proceedings. A recent ruling by the United States Court of Appeals for the 7th Circuit affirmed an earlier United States District Court decision that certain critical vendor payments made by Kmart Corporation during its bankruptcy proceedings in 2002 were without legal authority and are subject to recovery from recipients.

As of March 31, 2003, all production and distribution of the daily newspaper was transitioned to the new production facility. Production and distribution of the newspaper was performed at both the old and new production facilities from October 2002 until March 2003.

Broadcasting

Operating revenue from broadcasting in the two quarters of 2004 was $76.9 million, an increase of $7.0 million, or 10.0%, compared to $69.9 million in the two quarters of 2003. Operating earnings from broadcasting in the two quarters of 2004 were $17.6 million, an increase of $6.2 million, or 53.9%, compared to $11.4 million in the two quarters of 2003.

The following table presents our broadcasting operating revenue and operating earnings for the two quarters of 2004 and 2003:

	2004			2003
	Radio	Television	Total	Radio	Television	Total	Percent Change
	(dollars in millions)
Operating revenue	$37.2	$39.7	$76.9	$35.2	$34.7	$69.9	10.0

Operating earnings	$8.1	$9.5	$17.6	$6.0	$5.4	$11.4	53.9

Operating revenue from our radio stations in the two quarters of 2004 was $37.2 million, an increase of $2.0 million, or 5.7%, compared to $35.2 million in the two quarters of 2003. The increase was primarily attributed to a $2.4 million increase in local advertising revenue and a $0.1 million increase in political and issue advertising revenue offset by a $0.5 million decrease in national advertising.

Operating earnings from our radio stations in the two quarters of 2004 were $8.1 million, an increase of $2.1 million, or 35.0%, compared to $6.0 million in the two quarters of 2003. The increase was primarily attributed to the increase in revenue, a decrease in programming expenses, reduced national sales commission and decreases in sales and promotional expenses due to cost reduction initiatives offset by an increase in technology expenses. We recently agreed to a contract extension the Milwaukee Brewers through the 2008 major league baseball season.

Operating revenue from our television stations in the two quarters of 2004 was $39.7 million, an increase of $5.0 million, or 14.4%, compared to $34.7 million in the two quarters of 2003. The increase was primarily attributed to a $2.5 million increase in political and issue advertising revenue, a $2.3 million increase in local advertising revenue and a $0.2 million increase in national advertising.

Operating earnings from our television stations in the two quarters of 2004 were $9.5 million, an increase of $4.1 million, or 75.9%, compared to $5.4 million in the two quarters of 2003. The increase was primarily attributed to the increase in revenue and the higher margins associated with the increased demand created by political and issue advertising and a $0.5 million net adjustment to our litigation reserve due to the settlement of our national advertising representative litigation offset by increases in news, technology, legal, payroll and amortization expenses.

Telecommunications

Operating revenue from telecommunications in the two quarters of 2004 was $72.3 million, a decrease of $1.8 million, or 2.4%, compared to $74.1 million in the two quarters of 2003. Operating earnings from telecommunications in the two quarters of 2004 were $17.8 million, a decrease of $1.8 million, or 8.8%, compared to $19.6 million in the two quarters of 2003.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the two quarters of 2004 was $41.6 million, a decrease of $4.9 million, or 10.5%, compared to $46.5 million in the two quarters of 2003. The decrease was primarily due to significant customer service disconnections and terminations. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs by consolidating traffic on least cost routes will continue. Monthly recurring revenue from wholesale services at the end of the two quarters of 2004 was $6.6 million compared to $6.9 million at the beginning of 2004 and $7.4 million at the end of the two quarters of 2003. During the two quarters of 2004, new circuit connections of $0.2 million in monthly recurring revenue were more than offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the two quarters of 2004 was $30.7 million, an increase of $3.1 million, or 11.2%, compared to $27.6 million in the two quarters of 2003. The increase was primarily attributed to an increase in the services utilized by our exisitng customers. Monthly recurring revenue from commercial advanced data services at the end of the two quarters of 2004 was $3.5 million compared to $3.3 million at the beginning of 2004 and $3.2 million at the end of the two quarters of 2003. In the third quarter of 2003, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services could adversely impact us through the loss of existing customers or by reducing the success rate of securing new customers. We have been proactively working with our customers by leveraging our customer service abilities and adding new bundled services as we extend contracts at reduced prices.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections and higher operating costs and expenses associated with the higher mix of commercial revenue. Offsetting these earnings decreases were decreases in selling and promotional expenses and a decrease in bad debt expense.

MCI and Global Crossing together accounted for 16.3% and 17.3% of our telecommunications revenue in the two quarters of 2004 and 2003, respectively. We recently signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region, although it has not yet been determined which circuits Global Crossing intends to renew and how much revenue the Global Crossing business will generate. MCI filed for Chapter 11 bankruptcy protection in July 2002 and emerged in April 2004. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating contract extensions with MCI for our current contracts and we believe they will remain a significant customer. These new contracts will likely result in a re-pricing of services and could result in providing them additional capacity. We expect these contract changes to result in a significant decrease in our telecommunications operating earnings. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the two quarters of 2004 was $39.2 million, a decrease of $4.2 million, or 9.7%, compared to $43.4 million in the two quarters of 2003. Operating earnings from printing services in the two quarters of 2004 were $0.3 million, a decrease of $1.5 million, or 82.3%, compared to $1.8 million in the two quarters of 2003.

The decrease in printing services operating revenue was primarily attributed to the decreases in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers. These decreases were partially offset by an increase in publication printing revenue primarily from newly acquired business.

The decrease in printing services operating earnings was primarily attributed to the decrease in sales volume as well as production inefficiencies on print work. These decreases were partially offset by lower production costs and cost reduction initiatives. In early July, because of continuing margin loss and lower volumes in assembly, kitting and fulfillment, we executed a transition plan to reduce costs through a 12% reduction in our full-time workforce and to focus on our core printing business. We expect these transition costs, which will be recognized in the second half of 2004, will be $0.3 million.

Dell Computer Corporation accounted for 24.2% and 28.3% of our printing services revenue in the two quarters of 2004 and 2003, respectively. We recently learned that Dell has decided to eliminate supplying its customers with certain items that we produce and that we face the loss of more Dell business. While we expect the transition period to be a few months in duration as we wind down the process of supplying Dell with these products, we anticipate this will result in an additional annualized decline in revenues from Dell. Overall, we anticipate Dell revenues will decline approximately 35-45%, or $9.0 million - $10.0 million, this year. This changing relationship with Dell represents an important step in our long-term strategy to minimize our reliance on a single customer in our printing services segment and to return to our core printing business. This decrease in revenue from Dell is being accompanied by significant cost reduction initiatives in order to mitigate the material adverse effect on our results of operations.

Other

Other operating revenue in the two quarters of 2004 was $52.0 million, an increase of $4.6 million, or 9.8%, compared to $47.4 million in the two quarters of 2003. Other operating earnings in the two quarters of 2004 were $4.4 million, an increase of $2.5 million, or 131.2%, compared to $1.9 million in the two quarters of 2003.

The following table presents our other operating revenue and operating earnings for the two quarters of 2004 and 2003:

	2004				2003
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Operating revenue	$29.5	$24.5	$(2.0)	$52.0	$29.2	$20.0	$(1.8)	$47.4	9.8

Operating earnings	$2.0	$0.7	$1.7	$4.4	$1.1	$1.2	$(0.4)	$1.9	131.2

The increase in other operating revenue was primarily attributed to an increase in postage amounts billed to customers and mailing services at our direct marketing services business and an increase in gravure label sales, including sales to our largest customer, SAB/Miller Brewing Company, at our label printing business. Included in operating revenue and operating costs and expenses from our direct marketing services business is $13.7 million and $10.4 million of postage amounts billed to customers in the two quarters of 2004 and 2003, respectively.

The increase in other operating earnings was primarily attributed to recording a $2.1 million liability for employment-related taxes in the two quarters of 2003.

SAB/Miller Brewing Company accounted for 47.4% and 47.5% of our label printing business’ revenue in the two quarters of 2004 and 2003, respectively. We recently signed a three-year contract extension with SAB/Miller Brewing Company which expires on December 31, 2008. We agreed to certain price reductions as a result of this new contract and SAB/Miller Brewing Company has the right to re-bid the work covered by the contract each year beginning in 2006, subject to similar quality standards. The loss of this customer could have a material adverse effect on our results of operations.

Non-Operating Income and Taxes from Continuing Operations

Interest income and dividends was $0.1 million in the two quarters of 2004 and 2003. Interest expense in the two quarters of 2004 was $1.0 million, a decrease of $0.4 million, or 40.0%, compared to $1.4 million in the two quarters of 2003. Gross interest expense from borrowings under our credit agreement was $1.0 million in the two quarters of 2004 and $1.1 million in the two quarters of 2003.

The effective tax rate on continuing operations was 40.0% in the two quarters of 2004 and 40.3% in the two quarters of 2003.

Earnings per Share

Our basic and diluted earnings per share in the two quarters of 2004 were $0.48 and $0.47, respectively, an increase of $0.12 and $0.11, respectively, compared to basic and diluted earnings per share of $0.36 in the two quarters of 2003. Earnings per share amounts are presented on a generally accepted accounting principles basis (discussed in Note 3 in our Notes to Unaudited Condensed Consolidated Financial Statements) and reflects our new capital structure as of September 2003 and our follow-on equity offering and tender offer completed in June 2004.

Follow-On Public Equity Offering and Tender Offer

In June 2004, we completed a public offering of 6,725,000 shares of our class A common stock at $18.25 per share, including the underwriters’ over-allotments. The net proceeds from the offering of $116.0 million were used to repay outstanding indebtedness under our unsecured revolving credit facility, to fund a portion of the tender offer, will be used to fund the Green Bay (Wisconsin) television acquisition and for general corporate purposes, including potential future acquisitions.

On June 15, 2004, we completed a tender offer for our class B common stock at $18.55 per share, in which we purchased 8,005,203 shares, or $148.5 million worth of our class B common stock. A clerical error by our transfer agent resulted in the purchase of 15,264 fewer class B shares than the 8,020,467 shares that had originally been reported. We used additional borrowings under our $350 million debt facility and a portion of the net proceeds of the follow-on equity offering to fund the tender offer.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of June 27, 2004 we had borrowings of $76.7 million under the facility at the weighted average interest rate of 2.1%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.

•	A fixed charge coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

•	A consolidated tangible net worth as of the end of any quarter.

•	Consolidated capital expenditures during any fiscal year.

•	A consolidated rent expense during any fiscal year.

As of June 27, 2004, we are in compliance with all of our material covenants.

Cash balances were $6.1 million at June 27, 2004. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

Cash Flow

Cash provided by operating activities was $63.3 million in the two quarters of 2004 compared to $54.0 million in the two quarters of 2003. The increase is primarily due to the increase in net income.

Cash used for investing activities was $15.2 million in the two quarters of 2004 compared to $26.3 million in the two quarters of 2003. Capital expenditures for property and equipment were $14.7 million in the two quarters of 2004 and $27.9 million in the two quarters of 2003. In the two quarters of 2003, we were making the final payments for our daily newspaper’s new production facility.

Cash used for financing activities was $50.4 million in the two quarters of 2004 compared to $30.7 million in the two quarters of 2003. Borrowings under our new credit facility during the two quarters of 2004 were $157.6 million and we made payments of $164.9 million. We decreased our borrowing under our old credit agreement by $15.1 million in the two quarters of 2003. In the two quarters of 2004, we received $116.0 million net proceeds from the issuance of our class A common stock and we paid $148.7 million to purchase and redeem our class B common stock. We paid cash dividends of $10.5 million and $15.5 million in the two quarters of 2004 and 2003, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

National Advertising Representative Litigation. In September 2003, we hired a new national television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. On May 12, 2004, the parties reached an out-of-court settlement. We must pay the remaining amount of $7.9 million to the prior representative over a period of time. A receivable of $7.9 million is due to us from the new national representative over the same period of time under our contract with the new national representative. The liability to our prior national representative is included in the consolidated condensed balance sheet in other current liabilities and other long-term liabilities and the receivable from the new national representative is included in the consolidated condensed balance sheet in receivables and other assets, net of applicable reserves.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITES

In connection with our follow-on offering of class A common stock, we filed a registration statement on Form S-1 (Reg. No. 333-114974) with the Securities and Exchange Commission registering a total of 6,900,000 shares. The registration statement was declared effective under the Securities Act of 1933 on June 9, 2004. Pursuant to the registration statement, we sold 6,725,000 shares of our class A common stock, including 725,000 shares subject to the underwriters’ over-allotment option, at $18.25 per share. The offering has since terminated. The aggregate public offering price for the shares registered for sale by us was approximately $125.9 million. The underwriting syndicate for the offering was managed by Morgan Stanley & Co. Incorporated, Robert W. Baird & Co. Incorporated, Credit Suisse First Boston LLC, Goldman, Sachs & Co, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

We received gross proceeds of approximately $122.7 million for the sale of shares in the offering, approximately $6.1 million of which were applied to underwriting discounts and commissions, and approximately $0.6 million of which were applied to legal, accounting and other costs. After deducting the expenses described above, the net proceeds to us from our sale of class A shares in the offering was approximately $116.0 million. The net proceeds were used to repay outstanding indebtedness under our unsecured revolving credit facility, to fund a portion of the tender offer, will be used to fund the Green Bay (Wisconsin) television acquisition and for general corporate purposes, including potential future acquisitions.

On June 15, 2004, we completed a tender offer for our class B common stock at $18.55 per share, in which we purchased 8,005,203 shares, or $148.5 million worth, plus related expenses, of our class B common stock.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29 to April 28, 2004	0	n/a	n/a	n/a
April 29 to May 28, 2004	0	n/a	n/a	n/a
May 29 to June 27, 2004	8,005,203 shares of class B common stock	$18.55	8,005,203 shares of class B common stock	0

(1) All shares of class B common stock purchased by us were purchased pursuant to a tender offer publicly announced on April 29, 2004 and commenced on May 17, 2004, pursuant to which our board of directors authorized the repurchase of up to 8,020,467 shares. The tender offer expired on June 15, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2004, we held our annual meeting of shareholders for the purpose of voting on the following three items:

•	The election of two Class I directors, Don. H. Davis, Jr. and David G. Meissner.

•	An amendment to our articles of incorporation to allow transfers of our class B common stock directly to certain charities; and

•	An amendment to our articles of incorporation to provide that class B common stock held by certain charities will automatically convert into class A common stock upon expiration of the applicable public sale restriction period and that, with respect to transfers to such charities that occur after expiration of the applicable public sale restriction period, each share of class B common stock will automatically convert into one share of class A common stock immediately prior to such transfer.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Journal Communications, Inc. common stock as they were instructed by the shareholders of Journal Communications, Inc. Approximately 79% of all shares of common stock eligible to vote were represented at the meeting in person or by proxy. The votes were:

	Term Expiring in 2007
	Don H. Davis. Jr.	Donald G. Meissner
Votes For	417,017,003	419,267,941
Votes Withheld	26,056,043	23,805,105

Total Votes	443,073,046	443,073,046

	Allow Transfer of Class B Common Stock to Certain Charities	Allow Conversion of Class B Common Stock to Class A Common Stock for Certain Charities
Votes For	403,856,385	405,825,924
Votes Against	28,882,776	27,316,466
Votes Abstained	8,551,326	8,148,097

Total Votes	441,290,487	441,290,487

Our Continuing Board Members
Term Expiring in 2005	Term Expiring in 2006
Steven J. Smith	David J. Drury
Mary Ellen Stanek	Roger D. Peirce
James L. Forbes

ITEM 5.  OTHER INFORMATION

A shareholder who intends to present a proposal at, and have the proposal included in our proxy statement for, an annual meeting of shareholders must comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended. In order to comply with such rule, proposals submitted for the 2005 annual meeting must be received by us by no later than November 19, 2004 (assuming a meeting date in late April 2005). A shareholder who intends to present a proposal at an annual meeting (including nominating persons for election as directors) but does not intend to have the proposal included in our proxy statement for such meeting must comply with the requirements set forth in our bylaws and discussed above under “Proposal One: Election of Directors—Board Meetings and Committees—Nominating and Corporate Governance Committee.” Under our bylaws, if we do not receive such notice prior to December 31, 2004 (assuming a meeting date before May 1, 2005), then the notice will be considered untimely and we will not be required to present such proposal at the 2005 annual meeting. If our Board chooses to present such proposal at the 2005 annual meeting, then the persons named in proxies solicited by the board of directors for the 2005 annual meeting may exercise discretionary voting power with respect to such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Filed

8-K	April 20, 2004	Item 7 Financial Statements and Exhibits	None
		Item 12 Results of Operations and Financial Condition	None

8-K	May 28, 2004	Item 5 Other Events and Regulation FD Disclosure	None
		Item 7 Financial Statements and Exhibits	None

8-K	June 10, 2004	Item 5 Other Events and Regulation FD Disclosure	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC. Registrant
Date: August 4, 2004	By:	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: August 4, 2004	By:	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer