Form 10-Q
period 2004-09-26
JOURNAL COMMUNICATIONS INC
filed 2004-11-05
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2004

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2004 (excluding 4,338,352 and 4,338,353 shares of class B-1 and B-2 common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at October 29, 2004
Class A Common Stock	27,013,436
Class B-1 Common Stock	9,654,569
Class B-2 Common Stock	35,549,109
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

		Page No.

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets as of
		September 26, 2004 (Unaudited) and December 31, 2003	2

		Unaudited Consolidated Condensed Statements of Earnings
		for the Third Quarter and Three Quarters Ended
		September 26, 2004 and September 28, 2003	3

		Unaudited Consolidated Condensed Statement of
		Shareholders' Equity for the Three Quarters Ended
		September 26, 2004	4

		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Three Quarters Ended September 26, 2004
		and September 28, 2003	5

		Notes to Unaudited Consolidated Condensed
		Financial Statements as of September 26, 2004	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	27

	Item 4.	Controls and Procedures	27

Part II	Other Information

	Item 1.	Legal Proceedings	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	27

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 5.	Other Information	28

	Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per-share amounts)

	September 26, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,953	$8,444
Receivables, less allowance for doubtful accounts
of $8,394 and $6,836	93,904	96,563
Inventories	17,204	15,216
Prepaid expenses	13,544	13,236
Deferred income taxes	8,706	8,948

TOTAL CURRENT ASSETS	140,311	142,407
Property and equipment, at cost, less accumulated depreciation
of $361,321 and $331,658	300,990	314,595
Goodwill	114,283	114,283
Broadcast licenses	129,548	129,548
Other intangible assets, net	9,393	9,900
Prepaid pension costs	25,003	28,421
Other assets, net	12,784	8,021

TOTAL ASSETS	$732,312	$747,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,501	$38,369
Accrued compensation	24,552	24,704
Deferred revenue	20,476	22,590
Accrued employee benefits	12,490	9,830
Other current liabilities	15,126	21,567
Current portion of long-term liabilities	584	683

TOTAL CURRENT LIABILITIES	112,729	117,743
Accrued employee benefits	16,865	16,457
Long-term notes payable to banks	55,453	84,000
Deferred income taxes	60,347	56,477
Other long-term liabilities	15,198	8,748
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at September 26, 2004 and at December 31, 2003	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at September 26, 2004 and December 31, 2003	33	33
Class B-2 - authorized 60,000,000 shares; issued and outstanding:
35,549,109 shares at September 26, 2004 and 38,301,224 shares
at December 31, 2003	399	427
Class B-1 - authorized 60,000,000 shares; issued and outstanding:
9,707,476 shares at September 26, 2004 and 14,972,117 shares
at December 31, 2003	140	193
Class A - authorized 170,000,000 shares; issued and outstanding:
26,960,529 shares at September 26, 2004 and 20,191,542 shares
at December 31, 2003	270	201
Additional paid-in capital	385,030	268,907
Unearned compensation	(118)	(129)
Retained earnings	194,681	302,833
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS' EQUITY	471,720	463,750

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$732,312	$747,175

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Operating revenue:
Publishing	$81,502	$78,153	$241,772	$232,615
Broadcasting	43,958	38,483	120,847	108,391
Telecommunications	35,766	36,976	108,127	111,095
Printing services	17,955	20,716	57,146	64,137
Other	25,243	24,770	77,224	72,121

Total operating revenue	204,424	199,098	605,116	588,359
Operating costs and expenses:
Publishing	39,462	38,496	116,981	116,157
Broadcasting	17,912	17,250	49,398	48,118
Telecommunications	20,880	21,353	62,184	62,442
Printing services	15,987	17,283	49,906	53,292
Other	21,159	20,354	63,854	59,515

Total operating costs and expenses	115,400	114,736	342,323	339,524
Selling and administrative expenses	56,517	52,840	168,537	169,618

Total operating costs and expenses and selling
and administrative expenses	171,917	167,576	510,860	509,142

Operating earnings	32,507	31,522	94,256	79,217
Other income and expense:
Interest income and dividends	102	82	239	219
Interest expense, net	(573)	(360)	(1,575)	(1,811)

Total other income and expense	(471)	(278)	(1,336)	(1,592)

Earnings before income taxes	32,036	31,244	92,920	77,625
Provision for income taxes	12,815	12,653	37,169	31,345

Net earnings	$19,221	$18,591	$55,751	$46,280

Net earnings available to class A and B
common shareholders	$18,757	$18,591	$54,360	$46,280

Earnings per share:
Basic	$0.26	$0.24	$0.74	$0.60

Diluted	$0.25	$0.24	$0.72	$0.60

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Three Quarters ended September 26, 2004
(dollars in thousands, except per-share amounts)

	Pre-	Common Stock				Additional	Unearned		Treasury		Compre- hensive
	ferred Stock	Class C	Class B-2	Class B-1	Class A	Paid-in-Capital	Compen-sation	Retained Earnings	Stock, at cost	Total	Income (Loss)
Balance at December 31, 2003	$--	$33	$427	$193	$201	$268,907	$(129)	$302,833	$(108,715)	$463,750

Net earnings and other comprehensive income								15,699		15,699	$15,699

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(3,463)		(3,463)
Class A ($0.065 per share)								(1,312)		(1,312)
Issuance of shares:
Conversion of class B to class A			(1)		1					--
Amortization of unearned compensation							11			11

Balance at March 28, 2004	$--	$33	$426	$193	$202	$268,907	$(118)	$313,293	$(108,715)	$474,221

Net earnings and other comprehensive income								20,831		20,831	$20,831

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(3,461)		(3,461)
Class A ($0.065 per share)								(1,313)		(1,313)
Issuance of shares:
Follow-on equity offering					67	115,912				115,979
Nonvested restricted stock						26	(26)			--
Amortization of unearned compensation							13			13
Shares purchased and redeemed in tender offer			(28)	(52)		(303)		(148,296)		(148,679)

Balance at June 27, 2004	$--	$33	$398	$141	$269	$384,542	$(131)	$180,590	$(108,715)	$457,127

Net earnings and other comprehensive income								19,221		19,221	$19,221

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(2,944)		(2,944)
Class A ($0.065 per share)								(1,750)		(1,750)
Issuance of shares:
Conversion of class B to class A				(1)	1					--
Follow-on equity offering						(36)				(36)
Employee stock purchase plan			1			524				525
Amortization of unearned compensation							13			13
Finalization of costs associated with tender offer								28		28

Balance at September 26, 2004	$--	$33	$399	$140	$270	$385,030	$(118)	$194,681	$(108,715)	$471,720

Journal Communications, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 26, 2004	September 28, 2003
Cash flow from operating activities:
Net earnings	$55,751	$46,280
Adjustments for non-cash items:
Depreciation	33,149	34,584
Amortization	1,105	1,237
Provision for doubtful accounts	2,221	1,930
Deferred income taxes	4,112	11,448
Net (gain) loss from disposal of assets	579	(2,516)
Net changes in operating assets and liabilities:
Receivables	799	(14,038)
Inventories	(1,988)	1,513
Accounts payable	1,132	11,062
Other assets and liabilities	(904)	6,973

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,956	98,473
Cash flow from investing activities:
Capital expenditures for property and equipment	(20,526)	(35,721)
Proceeds from sales of assets	42	5,499
Acquisition of business	(598)	(1,450)

NET CASH USED FOR INVESTING ACTIVITIES	(21,082)	(31,672)
Cash flow from financing activities:
Net decrease in short-term borrowings	--	(43,660)
Proceeds from long-term notes payable to banks	196,235	--
Payments on long-term notes payable to banks	(224,782)	--
Proceeds from issuance of common stock, net	116,468	--
Purchase and redemption of common stock, net	(148,651)	--
Cash dividends	(15,635)	(23,324)

NET CASH USED FOR FINANCING ACTIVITIES	(76,365)	(66,984)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,491)	(183)
Cash and cash equivalents:
Beginning of year	8,444	8,455

At September 26, 2004 and September 28, 2003	$6,953	$8,272

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the third quarter and three quarters ended September 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2004. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2	ACCOUNTING PERIODS

As of January 1, 2004, we adopted a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be 14 weeks.

Prior to fiscal 2004, we divided our calendar year into 13 four-week accounting periods, except that the first and thirteenth periods were longer or shorter to the extent necessary to make each accounting year end on December 31 and we followed a practice of reporting our quarterly financial statements at the end of the third accounting period (the first quarter), at the end of the sixth accounting period (the second quarter), and at the end of the tenth accounting period (the third quarter). The results of the third quarter and three quarters ended September 28, 2003 have been presented on a basis which conforms to the quarterly reporting of operating results adopted effective January 1, 2004.

3	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period. Diluted earnings per share are computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, the assumed common shares purchased upon exercise of certain of our non-statutory stock options and the assumed common shares outstanding upon expiration of the vesting periods for our non-vested restricted stock. In the third quarter and three quarters ended September 28, 2003, basic and diluted earnings were the same because there were no dilutive securities.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

3	EARNINGS PER SHARE, continued

Basic and diluted earnings per share are computed as follows:

	Third Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Basic earnings:
Net earnings	$19,221	$18,591	$55,751	$46,280
Less dividends on class C common stock	(464)	--	(1,391)	--

Net earnings available to class A and B
common shareholders	$18,757	$18,591	$54,360	$46,280

Weighted average class A and B
shares outstanding	72,207	77,747	73,174	77,747

Basic earnings per share	$0.26	$0.24	$0.74	$0.60

Diluted earnings:
Net earnings available to class A and B
common shareholders	$18,757	$18,591	$54,360	$46,280
Plus dividends on class C common stock	464	--	1,391	--

Net earnings	$19,221	$18,591	$55,751	$46,280

Weighted average shares outstanding	72,207	77,747	73,174	77,747
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	--	--	1	--
Assumed vesting of restricted stock	3	--	2	--
Incremental class A and B shares for assumed
conversion of class C shares	4,452	--	4,452	--

Adjusted weighted average shares outstanding	76,662	77,747	77,629	77,747

Diluted earnings per share	$0.25	$0.24	$0.72	$0.60

Each of the 3,264 class C shares outstanding, all of which are held by the Grant family shareholders, is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,452 class A shares) or (ii) 0.248243 class A shares (or a total of 810 class A shares) and 1.115727 class B shares (or a total of 3,642 class B shares). Pursuant to our articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than $0.57 per year or $0.142 per quarter.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

4	STOCK-BASED COMPENSATION, continued

	Third Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net earnings as reported	$19,221	$18,591	$55,751	$46,280
Add compensation cost of restricted stock
grants, net of related tax effects, included in
the determination of net earnings as reported	8	--	22	--
Deduct stock based compensation determined
under fair value-based method, net of related
tax effects:
Stock options	(20)	--	(46)	--
Employee stock purchase plan	(35)	--	(35)	--
Restricted stock grants	(8)	--	(22)	--

Pro forma net earnings	$19,166	$18,591	$55,670	$46,280

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.26	$0.24	$0.74	$0.60

Pro forma	$0.26	$0.24	$0.74	$0.60

Diluted earnings per share:
As reported	$0.25	$0.24	$0.72	$0.60

Pro forma	$0.25	$0.24	$0.72	$0.60

5	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at September 26, 2004 and December 31, 2003 consisted of the following:

	September 26, 2004	December 31, 2003
Paper and supplies	$9,651	$6,903
Work in process	2,063	2,328
Finished goods	6,212	6,816
Less obsolescence reserve	(722)	(831)

Inventories	$17,204	$15,216

6	LONG-TERM NOTES PAYABLE TO BANKS

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of September 26, 2004, we had borrowings of $55,453 under the facility at the weighted average interest rate of 2.8%. Fees of $1,959 in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

7	EMPLOYEE BENEFIT PLANS

FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “FSP”), was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation and also contains guidance on transition. Our postretirement health benefit plans provide for prescription drug benefits. We have determined that certain of our plans provide benefits that are actuarially equivalent to the Medicare Part D benefit under the Act. Upon retroactive adoption of the Act (fourth quarter of 2004), the accumulated postretirement benefit obligation will be reduced by approximately $5,100, which will result in a decrease in our net periodic other postretirement benefit cost of approximately $160 for each of the first three quarters of 2004. A similar decrease is anticipated for the fourth quarter of 2004. Certain definitions and interpretations, yet to be issued by the federal government, could require us to adjust future estimates.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

7	EMPLOYEE BENEFIT PLANS, continued

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plans are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$1,237	$1,062	$3,711	$3,186
Interest cost	2,080	2,022	6,240	6,066
Expected return on plan assets	(2,600)	(2,642)	(7,800)	(7,926)
Amortization of:
Unrecognized prior service cost	64	64	192	192
Unrecognized net transition obligation	27	156	81	468
Unrecognized net loss	419	27	1,257	81

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$1,227	$689	$3,681	$2,067

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$93	$93	$279	$279
Interest cost	515	515	1,545	1,545
Amortization of:
Unrecognized net transition obligation	137	137	411	411
Unrecognized net loss	112	112	336	336

Net periodic benefit cost included in
total operating costs and expenses and
selling and administrative expenses	$857	$857	$2,571	$2,571

8	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $193 for the third quarter ended September 26, 2004 and $1,105 for the three quarters ended September 26, 2004. Estimated amortization expense for our next five fiscal years is $1,336 for 2004, $763 for 2005, $748 for 2006, $710 for 2007 and $662 for 2008.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

8	GOODWILL AND OTHER INTANGIBLE ASSETS, continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 26, 2004 and December 31, 2003 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 26, 2004
Network affiliation agreements	$7,759	$(1,085)	$6,674
Customer lists	18,010	(15,973)	2,037
Non-compete agreements	24,838	(24,761)	77
Other	3,439	(2,834)	605

Total	$54,046	$(44,653)	$9,393

As of December 31, 2003
Network affiliation agreements	$7,759	$(863)	$6,896
Customer lists	17,771	(15,368)	2,403
Non-compete agreements	24,838	(24,256)	582
Other	3,080	(3,061)	19

Total	$53,448	$(43,548)	$9,900

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the three quarters ended September 26, 2004.

Goodwill There were no changes in the carrying amount of goodwill in the three quarters ended September 26, 2004.

9	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

Activity associated with our daily newspaper’s and printing services’ workforce reduction and business improvement initiatives during the three quarters ended September 26, 2004 is as follows:

	Balance at December 31, 2003	Additions	Payments	Balance at September 26, 2004
Employee severance and benefits	$347	$--	$(317)	$30
Facility costs	131	--	(68)	63

	$478	$--	$(385)	$93

The obligations for our workforce reduction and business improvement initiatives are included in other current liabilities in the consolidated balance sheets. The remaining costs associated with these actions are expected to be paid in 2004, except for portions of the $63 liability representing the remaining operating lease obligation for the closed CD-ROM mastering and replication facility, which obligation expires in June 2005.

10	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our label printing business, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations primarily conduct their business in the United States. We publish the Milwaukee Journal Sentinel and more than 90 weekly shopper and community newspapers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states and we operate an additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

10	SEGMENT INFORMATION, continued

The following tables summarize operating revenue, operating earnings, depreciation and amortization and capital expenditures for the third quarter and three quarters ended September 26, 2004 and September 28, 2003 and identifiable total assets at September 26, 2004 and December 31, 2003:

	Third Quarter Ended		Three Quarters Ended
(Unaudited)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Operating revenue
Publishing	$81,502	$78,153	$241,772	$232,615
Broadcasting	43,958	38,483	120,847	108,391
Telecommunications	35,766	36,976	108,127	111,095
Printing services	17,955	20,716	57,146	64,137
Other	25,243	24,770	77,224	72,121

	$204,424	$199,098	$605,116	$588,359

Operating earnings (loss)
Publishing	$10,991	$8,796	$32,651	$21,837
Broadcasting	11,842	7,227	29,418	18,648
Telecommunications	8,653	9,205	26,486	28,758
Printing services	(672)	728	(355)	2,521
Other	1,693	5,566	6,056	7,453

	$32,507	$31,522	$94,256	$79,217

Depreciation and amortization
Publishing	$3,678	$4,140	$11,575	$12,449
Broadcasting	1,793	2,088	6,052	5,977
Telecommunications	4,302	4,420	12,993	12,990
Printing services	573	758	1,753	2,448
Other	636	647	1,881	1,957

	$10,982	$12,053	$34,254	$35,821

Capital expenditures
Publishing	$1,654	$2,880	$6,286	$16,205
Broadcasting	1,487	1,641	5,793	8,637
Telecommunications	1,628	2,424	3,976	8,460
Printing services	782	352	3,480	1,342
Other	226	539	991	1,077

	$5,777	$7,836	$20,526	35,721

	September 26, 2004	December 31, 2003
Identifiable total assets
Publishing	$219,207	$222,582
Broadcasting	315,689	315,748
Telecommunications	94,162	104,161
Printing services	27,038	26,623
Other	76,216	78,061

	$732,312	$747,175

11	SUBSEQUENT EVENT

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The aggregate purchase price for WGBA-TV was $43,250, which was funded by available borrowings under our credit facility and proceeds from our follow-on public equity offering of class A common stock.

JOURNAL COMMUNICATIONS, INC.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 26, 2004, including the notes thereto. The results of the third quarter and three quarters ended September 28, 2003 have been presented on a basis which conforms to the quarterly reporting of operating results adopted effective January 1, 2004.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states and we operate an additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Also included in other are corporate expenses and eliminations.

The financial performance of Journal Communications in the third quarter of 2004 benefited – as it has all year – by broad-based advertising revenue growth at our television and radio stations and daily newspaper. In the third quarter of 2004, our operating earnings in the publishing and broadcast groups, increased 25.0% and 63.9%, respectively, compared to the third quarter of 2003. Despite tougher year-over-year comparisons of productivity gains at the new daily newspaper facility – which we have now operated for more than a year – we continued to benefit from efficiencies and cost-savings. At the daily newspaper, classified and retail advertising increased in the quarter and we continued to record gains in our online products and solo and shared mail. Additionally, commercial printing at our community newspapers and shoppers contributed to revenue growth in the quarter. Operating earnings at our television stations increased 136.0%, in part reflecting significant political advertising at our operations in Milwaukee and Las Vegas – both located in political ‘swing’ states – and Olympics advertising at our NBC affiliates in Milwaukee and Palm Springs. Our radio stations reported increased earnings in seven of our eight markets. We are encouraged that our telecommunications segment continues to grow its enterprise revenue, up 7.6% in the third quarter of 2004. As expected, the wholesale telecommunications business experienced continued pricing pressure and service disconnections in the quarter, resulting in a 10.2% drop in revenue. We reported a second consecutive quarter of losses at our printing services company, due to reduced sales volume from several computer-related customers and a charge for a discontinued software system implementation project. For the remainder of the year, we anticipate strong contributions from our daily newspaper and broadcast businesses. Further economic recovery, new revenue initiatives, strong political advertising prior to the Presidential election on November 2nd and the addition of our Green Bay television acquisition – which closed early in the fourth quarter – should drive increased earnings. We expect our telecommunications business to continue to grow its enterprise business, at a slower pace than previous quarters, while experiencing ongoing revenue decline on the wholesale side. Our printing services business should begin to see some operational recovery, as its newly installed printing press will support print revenue growth and address production inefficiencies.

Results of Operations

Third Quarter Ended September 26, 2004 compared to Third Quarter Ended September 28, 2003

Consolidated

Our consolidated operating revenue in the third quarter of 2004 was $204.4 million, an increase of $5.3 million, or 2.7%, compared to $199.1 million in the third quarter of 2003. Our consolidated operating costs and expenses in the third quarter of 2004 were $115.4 million, an increase of $0.7 million, or 0.6%, compared to $114.7 million in the third quarter of 2003. Our consolidated selling and administrative expenses in the third quarter of 2004 were $56.5 million, an increase of $3.6 million, or 7.0%, compared to $52.9 million in the third quarter of 2003.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the third quarter of 2004 and 2003:

	2004	Percent of Total Operating Revenue	2003	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$81.5	39.9%	$78.1	39.3%
Broadcasting	44.0	21.5	38.5	19.3
Telecommunications	35.8	17.5	37.0	18.6
Printing services	17.9	8.8	20.7	10.4
Other	25.2	12.3	24.8	12.4

Total operating revenue	204.4	100.0	199.1	100.0

Total operating costs and expenses	115.4	56.5	114.7	57.6
Selling and administrative expenses	56.5	27.6	52.9	26.6

Total operating costs and expenses and selling
and administrative expenses	171.9	84.1	167.6	84.2

Total operating earnings	$32.5	15.9%	$31.5	15.8%

The increase in total operating revenue was due to revenue increases at our television stations, increases in classified, direct mail and Journal Interactive advertising revenue at our daily newspaper, an increase in commercial services revenue at our telecommunications business, increases in local advertising revenue at our radio stations and an increase in gravure label printing revenue. These increases were partially offset by a decrease in revenue from several computer-related customers in our printing services business and a decrease in wholesale telecommunications revenue due to customer disconnections and contract repricings.

The increase in total operating costs and expenses is due to an increase in newsprint expense at our publishing businesses, an increase in postage and freight expense associated with mailing services revenue at our direct marketing business and an increase in news and programming expenses at our television stations. These increases were offset by the decrease in revenue at our printing services business, the decrease in revenue at our our telecommunications business, cost savings initiatives at our community newspapers and shoppers and increased operating efficiencies and productivity benefits at our daily newspaper’s new production facility.

The increase in selling and administrative expenses is primarily due to the gain on the sale of property in our other segment in the third quarter of 2003, which reduced selling and administrative expenses in the third quarter of 2003.

Our consolidated operating earnings in the third quarter of 2004 were $32.5 million, an increase of $1.0 million, or 3.1%, compared to $31.5 million in the third quarter of 2003. Excluding the gain on the sale of property in the third quarter of 2003 operating earnings in the third quarter would have increased by $4.2 million or 14.8%. The following table presents our operating earnings (loss) by segment for the third quarter of 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$11.0	33.8%	$8.8	27.9%
Broadcasting	11.8	36.3	7.2	22.9
Telecommunications	8.7	26.8	9.2	29.2
Printing services	(0.7)	(2.1)	0.7	2.2
Other	1.7	5.2	5.6	17.8

Total operating earnings	$32.5	100.0%	$31.5	100.0%

The increase in total operating earnings was primarily due to operating revenue increases at our television stations, at our daily newspaper, and at our radio stations, cost reduction initiatives at our community newpapers and shoppers and cost reductions and productivity benefits from the daily newspaper’s new production facility. These increases were partially offset by a gain on the sale of property recorded in the third quarter of 2003, a decrease in sales volume and production inefficiencies and a charge for some of the costs incurred for a discontinued software system implementation project at our printing services business, wholesale telecommunications service disconnections and contract repricings, and increases in bad debt expense, principally at our community newspapers and shoppers business.

Our consolidated EBITDA in the third quarter of 2004 was $43.5 million, a decrease of $0.1 million, or 0.2%, compared to $43.6 million in the third quarter of 2003. We define EBITDA as net earnings plus provision for income taxes, total other income and expense (primarily interest expense), depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the third quarter of 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$19.2	$18.6
Provision for income taxes	12.8	12.7
Total other income and expense	0.5	0.3
Depreciation	10.8	11.6
Amortization	0.2	0.4

EBITDA	$43.5	$43.6

EBITDA in third quarter of 2004 was essentially even compared to the third quarter of 2003. The increase in net earnings is consistent with increases in operating earnings in our broadcasting and publishing segments offset by a decrease in operating earnings at our other, printing services and telecommunications segments. Depreciation decreased $0.8 million due to certain assets becoming fully depreciated.

Publishing

Operating revenue from publishing in the third quarter of 2004 was $81.5 million, an increase of $3.4 million, or 4.3%, compared to $78.1 million in the third quarter of 2003. Operating earnings from publishing were $11.0 million, an increase of $2.2 million, or 25.0%, compared to $8.8 million in the third quarter of 2003.

The following table presents our publishing operating revenue and operating earnings for the third quarter of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Operating revenue	$56.8	$24.7	$81.5	$53.7	$24.4	$78.1	4.3

Operating earnings	$9.6	$1.4	$11.0	$7.5	$1.3	$8.8	25.0

The following table presents our publishing operating revenue by category for the third quarter of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$19.8	$13.8	$33.6	$19.2	$14.0	$33.2	1.7
Classified	17.1	2.4	19.5	15.8	2.4	18.2	7.1
General	2.5	--	2.5	2.5	--	2.5	0.5
Other	5.5	0.4	5.9	4.1	0.4	4.5	30.3

Total advertising revenue	44.9	16.6	61.5	41.6	16.8	58.4	5.6
Circulation revenue	10.9	0.8	11.7	11.2	0.7	11.9	(2.5)
Other revenue	1.0	7.3	8.3	0.9	6.9	7.8	5.2

Total operating revenue	$56.8	$24.7	$81.5	$53.7	$24.4	$78.1	4.3

Advertising revenue in the third quarter of 2004 accounted for 75.4% of total publishing revenue compared to 74.8% in the third quarter of 2003.

Retail advertising revenue in the third quarter of 2004 was $33.6 million, an increase of $0.4 million, or 1.7%, compared to $33.2 million in the third quarter of 2003. A $0.6 million increase in daily newspaper retail advertising was offset by a $0.2 million decrease in community newspapers and shopper retail advertising. The $0.6 million increase at the daily newspaper was primarily due to an increase in automotive, financial and furniture advertising offset by a decrease in telecommunications and department store advertising. The increase in retail automotive advertising is due to certain advertisers switching their ad placement from the classified section to the retail sections of the paper, taking advantage of the enhanced color capabilities of our new presses. Combined retail and classified automotive advertising increased 5.3% in the third quarter of 2004 compared to the third quarter of 2003. The $0.2 million decrease at our community newspapers and shoppers was primarily due to a reduction in preprint insert advertising.

Classified advertising revenue in the third quarter of 2004 was $19.5 million, an increase of $1.3 million, or 7.1%, compared to $18.2 million in the third quarter of 2003. At our daily newspaper, increases in employment advertising of $0.9 million, real estate advertising of $0.4 million and general/other advertising of $0.3 million were partially offset by a decrease in automotive advertising of $0.3 million. Classified advertising at our community newspapers and shoppers in the third quarter of 2004 was even compared to the third quarter of 2003. Employment advertising, which accounted for 37.4% of classified advertising at our daily newspaper in the third quarter of 2004, increased 17.3% compared to the third quarter of 2003. We believe the increase in employment advertising is due to an improving economy. The decrease in automotive advertising is due to certain advertisers switching their ad placement to the retail section of the paper from the classified section.

General advertising revenue in both the third quarter of 2004 and 2003 was $2.5 million. Increases in preprints from national advertisers were offset by decreases in airline/travel industry ROP (run-of-press).

The following table presents our daily newspaper’s core newspaper advertising linage by category for the third quarter of 2004 and 2003:

	2004	2003	Percent Change
Advertising linage (inches):
Full run
Retail	178,625	179,731	(0.6)
Classified	225,431	235,540	(4.3)
General	11,793	12,752	(7.5)

Total full run	415,849	428,023	(2.8)
Part run	50,929	35,960	41.6

Total advertising linage	466,778	463,983	0.6

Preprint pieces (in thousands)	192,895	200,577	(3.8)

Total advertising linage in the third quarter of 2004 increased 0.6% compared to the third quarter of 2003. The increase was due to a 41.6% increase in part run advertising linage. Part run advertising linage increased in the third quarter of 2004 due to an increase in zoned classified advertising. Full run advertising linage in the third quarter of 2004 decreased 2.8% compared to the third quarter of 2003 due to a 7.5% decrease in general ROP advertising linage and a 4.3% decrease in classified advertising linage. Retail ROP advertising linage in the third quarter of 2004 was essentially flat compared to the third quarter of 2003. The decrease in general advertising linage is due to a decrease in general ROP advertising in the daily edition in the third quarter of 2004 compared to the third quarter of 2003. The decrease in classified advertising linage is due to a decrease in automotive advertising partially offset by an increase in employment advertising. Preprint advertising pieces decreased 3.8% due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the third quarter of 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	25,586	27,432	(6.7)
Shoppers and specialty products	27,949	29,206	(4.3)

Total full pages of advertising	53,535	56,638	(5.5)

Revenue per page	$280.98	$264.66	6.2

Total full pages of advertising for our community newspapers and shoppers in the third quarter of 2004 decreased 5.5% compared to the third quarter of 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page and discontinuing certain papers, partially offset by an increase in specialty products. Revenue per page increased 6.2% primarily due to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the third quarter of 2004, consisting of revenue from direct mail and event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $5.9 million, an increase of $1.4 million, or 30.3%, compared to $4.5 million in the third quarter of 2003. The increase was due to a $0.8 million increase in direct mail advertising and a $0.6 million increase in Journal Interactive advertising at our daily newspaper. Company-sponsored event advertising at our community newspapers and shoppers in the the third quarter of 2004 was even compared to the third quarter of 2003.

Circulation revenue in the third quarter of 2004 accounted for 14.4% of total publishing revenue compared to 15.2% in the third quarter of 2003. Circulation revenue in the third quarter of 2004 was $11.7 million, a decrease of $0.2 million, or 2.5%, compared to $11.9 million in the third quarter of 2003. The decrease is primarily due to lower daily and Sunday avergage net paid circulation due in part to additional copies sold during the Harley Davidson Reunion in the third quarter of 2003 and a lower average rate per copy for the Sunday edition. Average net paid circulation for the Milwaukee Journal Sentinel’s daily edition decreased 2.9% in the third quarter of 2004 compared to the third quarter of 2003. Average net paid circulation for the Milwaukee Journal Sentinel’s Sunday edition decreased 0.6% in the third quarter of 2004 compared to the third quarter of 2003. Average paid circulation for our community newspapers and shoppers decreased 2.7% in the third quarter of 2004 compared to the third quarter of 2003 primarily due to less discounting and fewer promotions on home delivery.

Other revenue, which consists of revenue from commercial printing opportunities at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.2% of total publishing revenue in the third quarter of 2004 compared to 10.0% in the third quarter of 2003. Other revenue in the third quarter of 2004 was $8.3 million, an increase of $0.5 million, or 5.2%, compared to $7.8 million in the third quarter of 2003. The increase was due to an $0.4 million increase in printing revenue at our community newspapers and shoppers primarily due to sales volume increases and a $0.2 million increase in distribution revenue at the daily newspaper offset by a $0.1 million decrease in commercial printing revenue at the daily newspaper.

Publishing operating earnings in the third quarter of 2004 were $11.0 million, an increase of $2.2 million, or 25.0%, compared to $8.8 million in the third quarter of 2003. The increase was primarily due to $0.6 million in savings from cost reduction initiatives at our community newspapers and shoppers business, $0.5 million in productivity benefits related to the daily newspaper’s new production facility and the increase in revenue at our daily newspaper and our community newspapers and shoppers. These operating earnings increases were partially offset by an increase in newsprint costs at our daily newspaper and community newspapers and shoppers and increased bad debt expense at our community newspapers and shoppers. Newsprint costs in the third quarter of 2004 were $11.2 million, an increase of $1.1 million, or 10.9%, compared to $10.1 million in the third quarter of 2003. The increase in the cost of newsprint was primarily attributed to price increases totaling $0.8 million, or a 8.2% average price increase per metric ton.

Broadcasting

Operating revenue from broadcasting in the third quarter of 2004 was $44.0 million, an increase of $5.5 million, or 14.2%, compared to $38.5 million in the third quarter of 2003. Operating earnings from broadcasting in the third quarter of 2004 were $11.8 million, an increase of $4.6 million, or 63.9%, compared to $7.2 million in the third quarter of 2003.

The following table presents our broadcasting operating revenue and operating earnings for the third quarter of 2004 and 2003:

	2004			2003
	Radio	Television	Total	Radio	Television	Total	Percent Change
	(dollars in millions)
Operating revenue	$21.8	$22.2	$44.0	$20.9	$17.6	$38.5	14.2

Operating earnings	$5.9	$5.9	$11.8	$4.7	$2.5	$7.2	63.9

Operating revenue from our radio stations in the third quarter of 2004 was $21.8 million, an increase of $0.9 million, or 4.3%, compared to $20.9 million in the third quarter of 2003. The increase was primarily attributed to a $1.3 million increase in local advertising revenue and a $0.3 million increase in political and issue advertising offset by a $0.6 million decrease in national advertising and a $0.1 million decrease in other revenue.

Operating earnings from our radio stations in the third quarter of 2004 were $5.9 million, an increase of $1.2 million, or 25.5%, compared to $4.7 million in the third quarter of 2003. The increase was primarily attributed to the increase in revenue and reduced national sales commissions.

Operating revenue from our television stations in the third quarter of 2004 was $22.2 million, an increase of $4.6 million, or 26.1%, compared to $17.6 million in the third quarter of 2003. The increase was primarily attributed to a $2.9 million increase in political and issue advertising, a $2.5 million increase in Olympic advertising revenue and a $0.3 million increase in local advertising and other revenue offset by a $1.1 million decrease in national advertising.

Operating earnings from our television stations in the third quarter of 2004 were $5.9 million, an increase of $3.4 million, or 136.0%, compared to $2.5 million in the third quarter of 2003. The increase was primarily attributed to the increase in revenue offset by increases in news, programming and selling expenses.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wiscosnin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The aggregate purchase price for WGBA-TV was $43.3 million.

Telecommunications

Operating revenue from telecommunications in the third quarter of 2004 was $35.8 million, a decrease of $1.2 million, or 3.3%, compared to $37.0 million in the third quarter of 2003. Operating earnings from telecommunications in the third quarter of 2004 were $8.7 million, a decrease of $0.5 million, or 6.0%, compared to $9.2 million in the third quarter of 2003.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the third quarter of 2004 was $20.2 million, a decrease of $2.3 million, or 10.2%, compared to $22.5 million in the third quarter of 2003. The decrease was primarily due to customer service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale services at the end of the third quarter of 2004 was $6.3 million compared to $6.6 million at the beginning of the third quarter 2004 and $7.2 million at the end of the third quarter of 2003. During the third quarter of 2004, new circuit connections of $0.1 million in monthly recurring revenue were more than offset by service disconnections and repricings.

MCI and Global Crossing together accounted for 16.0% and 18.0% of our telecommunications revenue in the third quarter of 2004 and 2003, respectively. During the third quarter of 2004, we signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region. This agreement establishes reduced price levels from those that had previously been in effect. Global Crossing is now in the process of determining which circuit service orders to enter into under the new master capacity agreement, which will determine the level of monthly recurring revenue we will receive. We are in the process of negotiating contract extensions with MCI for our current contracts and we believe they will remain a significant customer. These new contracts will likely result in a re-pricing of services and could result in providing them additional capacity. We have continued to record monthly revenues from MCI that are not wholly reflective of the coming transition to contract renewal terms. We expect these contract changes to result in a significant decrease in our telecommunications operating earnings. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the third quarter of 2004 was $15.6 million, an increase of $1.1 million, or 7.6%, compared to $14.5 million in the third quarter of 2003. The increase was primarily attributed to an increase in the services utilized by our existing customers. Monthly recurring revenue from commercial advanced data services at the end of the third quarter of 2004 and at the beginning of the third quarter of 2004 was $3.5 million compared to $3.3 million at the end of the third quarter of 2003. In the third quarter of 2003, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services is adversely impacting us through the loss of existing customers or by reducing the success rate of securing new customers. We have been proactively working with our customers by leveraging our customer service abilities and adding new bundled services as we extend contracts at reduced prices.

The decrease in operating earnings from telecommunications was primarily attributed to the decrease in wholesale revenue and higher operating costs and expenses associated with the higher mix of commercial revenue. Partially offsetting these earnings decreases were decreases on selling and promotional expenses, a lease impairment charge in the third quarter of 2003 and a decrease in depreciation expense.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the third quarter of 2004 was $17.9 million, a decrease of $2.8 million, or 13.3%, compared to $20.7 million in the third quarter of 2003. Our operating loss from printing services in the third quarter of 2004 was $0.7 million, a decrease of $1.4 million compared to operating earnings of $0.7 million in the third quarter of 2003.

The decrease in printing services operating revenue was primarily attributed to the decreases in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers. These decreases were partially offset by an increase in publication printing revenue primarily from newly acquired business.

Dell Computer Corporation accounted for 25.3% and 30.7% of our printing services revenue in the third quarter of 2004 and 2003, respectively. Dell has decided to eliminate supplying its customers with certain items that we produce. We expect the transition period to be a few months in duration as we wind down the process of supplying Dell with these products. We anticipate Dell revenues will decline by approximately 32%, or $8.0 million, this year. This changing relationship with Dell represents an important step in our long-term strategy to minimize our reliance on a single customer in our printing services segment and to return to our core printing business. This decrease in revenue from Dell is being accompanied by significant cost reduction initiatives in order to mitigate the material adverse effect on our results of operations.

The decrease in printing services operating earnings was primarily attributed to the decrease in sales volume, production inefficiencies on print work, a charge for some of the costs incurred for a discontinued software system implementation project and a charge for workforce reductions. These earnings decreases were partially offset by lower production costs due to the decrease in sales volume and cost reduction initiatives.

Other

Other operating revenue in the third quarter of 2004 was $25.2 million, an increase of $0.4 million, or 1.9%, compared to $24.8 million in the third quarter of 2003. Other operating earnings in the third quarter of 2004 were $1.7 million, a decrease of $3.9 million, or 69.6%, compared to operating earnings of $5.6 million in the third quarter of 2003.

The following table presents our other operating revenue and operating earnings for the third quarter of 2004 and 2003:

	2004				2003
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Operating revenue	$15.0	$11.6	$(1.4)	$25.2	$14.5	$11.3	$(1.0)	$24.8	1.9

Operating earnings	$0.9	$0.1	$0.7	$1.7	$0.8	$0.9	$3.9	$5.6	(69.6)

The increase in other operating revenue in the third quarter of 2004 compared to the third quarter of 2003 was primarily attributed to an increase in gravure label sales, including sales to our largest customer, SAB/Miller Brewing Company, at our label printing business and an increase in postage amounts at our direct marketing services business partially offset by a decrease in list and printing services at our direct marketing services business due to the loss of a customer. Included in operating revenue and operating costs and expenses from our direct marketing services business is $6.6 million and $6.1 million of postage amounts billed to customers in the third quarter of 2004 and 2003, respectively.

The decrease in other operating earnings was primarily attributed to recording a $3.2 million gain on the sale of property in the third quarter of 2003, changes in business mix at our direct marketing business and a charge for a bad debt expense in the third quarter of 2004.

SAB/Miller Brewing Company accounted for 42.8% and 43.3% of our label printing business’ revenue in the third quarter of 2004 and 2003, respectively. In 2004, we signed a three-year contract extension with SAB/Miller Brewing Company which expires on December 31, 2008. We agreed to certain price reductions as a result of this new contract and SAB/Miller Brewing Company has the right to re-bid the work covered by the contract each year beginning in 2006, subject to similar quality standards. The loss of this customer could have a material adverse effect on our results of operations.

Non-Operating Income and Taxes

Interest income and dividends was $0.1 million in the third quarter of 2004 and 2003. Interest expense, representing gross interest expense from borrowings under our credit agreement, in the third quarter of 2004 was $0.5 million, an increase of $0.1 million, compared to $0.4 million in the third quarter of 2003. Amortization of deferred financing costs were $0.1 million in the third quarter of 2004. There was no amortization of deferred financing costs in the third quarter of 2003.

The effective tax rate was 40.0% in the third quarter of 2004 and 40.5% in the third quarter of 2003.

Earnings per Share

Our basic and diluted earnings per share in the third quarter of 2004 were $0.26 and $0.25, respectively, an increase of $0.02 and $0.01, respectively, compared to basic and diluted earnings per share of $0.24 in the third quarter of 2003. Earnings per share amounts reflect our new capital structure as of September 29, 2003 and our follow-on equity offering and tender offer completed in June 2004.

Three Quarters Ended September 26, 2004 compared to Three Quarters Ended September 28, 2003

Consolidated

Our consolidated operating revenue in the three quarters of 2004 was $605.1 million, an increase of $16.7 million, or 2.8%, compared to $588.4 million in the three quarters of 2003. Our consolidated operating costs and expenses in the three quarters of 2004 were $342.3 million, an increase of $2.8 million, or 0.8%, compared to $339.5 million in the three quarters of 2003. Our consolidated selling and administrative expenses in the three quarters of 2004 were $168.5 million, a decrease of $1.2 million, or 0.6%, compared to $169.7 million in the three quarters of 2003.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the three quarters of 2004 and 2003:

	2004	Percent of Total Operating Revenue	2003	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$241.8	40.0%	$232.6	39.5%
Broadcasting	120.8	20.0	108.4	18.4
Telecommunications	108.1	17.9	111.1	18.9
Printing services	57.2	9.4	64.2	10.9
Other	77.2	12.7	72.1	12.3

Total operating revenue	605.1	100.0	588.4	100.0
Total operating costs and expenses	342.3	56.6	339.5	57.7
Selling and administrative expenses	168.5	27.8	169.7	28.8

Total operating costs and expenses and selling
and administrative expenses	510.8	84.4	509.2	86.5

Total operating earnings	$94.3	15.6%	$79.2	13.5%

The increase in total operating revenue was due to increases in political and issue, Olympic and local advertising revenue at our television stations, increases in classified, retail and other advertising revenue at our daily newspaper, an increase in commercial services revenue at our telecommunications business, an increase in postage and freight revenue associated with mailing services at our direct marketing services business, increases in local advertising revenue at our radio stations, an increase in printing revenue at our community newspapers and shoppers and an increase in gravure label printing revenue. These increases were partially offset by a decrease in wholesale telecommunications revenue due to customer disconnections and contract repricings and a decrease in revenue from several computer-related customers in our printing services business.

The increase in total operating costs and expenses is due to an increase in postage and freight expense associated with mailing services revenue at our direct marketing business, an increase in newsprint expense at our publishing businesses and an increase in news and programming expenses at our television stations. These increases were offset by the decrease in revenue at our printing services business, increased operating efficiencies and productivity benefits at our daily newspaper’s new production facility, cost reduction initiatives at our community newspapers and shoppers business and the decrease in revenue at our telecommunications business.

The decrease in selling and administrative expenses is primarily due to cost reduction initiatives, which were partially offset by a gain on the sale of property in our other segment in the third quarter of 2003, an increase in bad debt expense, principally at our community newspapers and shoppers business, and a charge for some of the costs incurred for a discontinued software system implementation project.

Our consolidated operating earnings in the three quarters of 2004 were $94.3 million, an increase of $15.1 million, or 19.0%, compared to $79.2 million in the three quarters of 2003. The following table presents our operating earnings by segment for the three quarters of 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)

Publishing	$32.7	34.7%	$21.8	27.6%
Broadcasting	29.4	31.2	18.6	23.5
Telecommunications	26.5	28.1	28.8	36.3
Printing services	(0.4)	(0.4)	2.5	3.2
Other	6.1	6.4	7.5	9.4

Total operating earnings	$94.3	100.0%	$79.2	100.0%

The increase in total operating earnings was primarily due to the operating revenue increase at our daily newspaper, productivity benefits from the daily newspaper’s new production facility, operating revenue increases at our television stations and radio stations, and cost reduction initiatives at our community newpapers and shoppers. These increases were partially offset by a gain on the sale of property recorded in the three quarters of 2003, a decrease in sales volume and production inefficiencies and a charge for some of the costs incurred for a discontinued software system implementation project at our printing services business, wholesale telecommunications service disconnections and contract repricings, and an increase in bad debt expense, principally at our community newspapers and shoppers business.

Our consolidated EBITDA in the three quarters of 2004 was $128.5 million, an increase of $13.5 million, or 11.7%, compared to $115.0 million in the three quarters of 2003. We define EBITDA as net earnings plus provision for income taxes, total other income and expense (primarily interest expense), depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the three quarters of 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$55.8	$46.3
Provision for income taxes	37.2	31.3
Total other income and expense	1.3	1.6
Depreciation	33.1	34.6
Amortization	1.1	1.2

EBITDA	$128.5	$115.0

The increase in EBITDA is consistent with increases in operating earnings in our publishing and broadcasting segments offset by a decrease in operating earnings at our printing services, telecommunications and other segments.

Publishing

Operating revenue from publishing in the three quarters of 2004 was $241.8 million, an increase of $9.2 million, or 3.9%, compared to $232.6 million in the three quarters of 2003. Operating earnings from publishing were $32.7 million, an increase of $10.9 million, or 49.5%, compared to $21.8 million in the three quarters of 2003.

The following table presents our publishing operating revenue and operating earnings for the three quarters of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Operating revenue	$168.0	$73.8	$241.8	$160.3	$72.3	$232.6	3.9

Operating earnings	$28.4	$4.3	$32.7	$19.0	$2.8	$21.8	49.5

The following table presents our publishing operating revenue by category for the three quarters of 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$59.1	$41.5	$100.6	$57.5	$41.8	$99.3	1.2
Classified	48.8	6.9	55.7	46.1	6.5	52.6	6.0
General	8.5	--	8.5	7.9	--	7.9	7.7
Other	15.0	1.5	16.5	12.7	1.5	14.2	15.2

Total advertising revenue	131.4	49.9	181.3	124.2	49.8	174.0	4.1
Circulation revenue	32.3	2.2	34.5	32.5	2.2	34.7	(0.4)
Other revenue	4.3	21.7	26.0	3.6	20.3	23.9	8.9

Total operating revenue	$168.0	$73.8	$241.8	$160.3	$72.3	$232.6	3.9

Advertising revenue in the three quarters of 2004 accounted for 75.0% of total publishing revenue compared to 74.8% in the three quarters of 2003.

Retail advertising revenue in the three quarters of 2004 was $100.6 million, an increase of $1.3 million, or 1.2%, compared to $99.3 million in the three quarters of 2003. A $1.6 million increase in daily newspaper retail advertising was partially offset by a $0.3 million decrease in community newspapers and shoppers retail advertising. The $1.6 million increase at the daily newspaper was primarily due to an increase in automotive advertising caused by certain advertisers switching their ad placement from the classified section to the retail section of the paper, taking advantage of the enhanced color capabilities of our new presses plus increases in real estate, financial and furniture. Combined retail and classified automotive advertising increased 2.7% in the three quarters of 2004 compared to the third quarter of 2003. The $0.3 million decrease at our community newspapers and shoppers was primarily due to a reduction in automotive and preprint insert advertising.

Classified advertising revenue in the three quarters of 2004 was $55.7 million, an increase of $3.1 million, or 6.0%, compared to $52.6 million in the three quarters of 2003. At our daily newspaper, increases in employment advertising of $1.5 million, real estate advertising of $0.9 million, general/other advertising of $0.9 million and an increase of $0.4 million at our community newspapers and shoppers were partially offset by a decrease in automotive advertising of $0.6 million. Employment advertising, which accounted for 37.0% of classified advertising at the daily newspaper in the three quarters of 2004, increased 9.3% compared to the three quarters of 2003. We believe the increase in employment advertising is due to an improving economy. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to the retail section of the paper.

General advertising revenue in the three quarters of 2004 was $8.5 million, an increase of $0.6 million, or 7.7%, compared to $7.9 million in the three quarters of 2003. The increase was due to an increase in preprints from national advertisers and an increase in airline/travel industry ROP advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the three quarters of 2004 and 2003:

	2004	2003	Percent Change
Advertising linage (inches):
Full run
Retail	525,055	522,023	0.6
Classified	650,326	666,454	(2.4)
General	40,141	36,762	9.2

Total full run	1,215,522	1,225,239	(0.8)
Part run	121,471	86,105	41.1

Total advertising linage	1,336,993	1,311,344	2.0

Preprint pieces (in thousands)	566,643	608,772	(6.9)

Total advertising linage in the three quarters of 2004 increased 2.0% compared to the three quarters of 2003. The increase was due to a 41.1% increase in part run advertising linage. Part run advertising linage increased in the three quarters of 2004 due to an increase in zoned classified advertising. Full run advertising linage in the three quarters of 2004 decreased 0.8% compared to the three quarters of 2003 due to a 2.4% decrease in classified ROP advertising linage partially offset by a 9.2% increase in general ROP advertising linage. Retail ROP advertising linage in the three quarters of 2004 was essentially even compared to the three quarters of 2003. The decrease in classified advertising linage is due to a decrease in automotive advertising partially offset by an increase in employment advertising. The increase in general advertising linage is consistent with the increases in general ROP advertising revenue. Preprint advertising pieces decreased 6.9% due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the three quarters of 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	74,956	82,218	(8.8)
Shoppers and specialty products	81,557	85,583	(4.7)

Total full pages of advertising	156,513	167,801	(6.7)

Revenue per page	$283.53	$263.27	7.7

Total full pages of advertising for our community newspapers and shoppers in the three quarters of 2004 decreased 6.7% compared to the three quarters of 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page and discontinuing certain papers, partially offset by an increase in specialty products. Revenue per page increased 7.7% primarily due to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the three quarters of 2004, consisting of revenue from direct mail and event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $16.5 million, an increase of $2.3 million, or 15.2%, compared to $14.2 million in the three quarters of 2003. The increase was due to a $1.2 million increase in Journal Interactive advertising and a $1.1 million increase in direct mail advertising at our daily newspaper. Other advertising revenue at our community newspapers and shoppers in the three quarters of 2004 was essentially even compared to the three quarters of 2003.

Circulation revenue in the three quarters of 2004 accounted for 14.3% of total publishing revenue compared to 14.9% in the three quarters of 2003. Circulation revenue in the three quarters of 2004 was $34.5 million, a decrease of $0.2 million, or 0.4%, compared to $34.7 million in the three quarters of 2003. The decrease is primarily due to lower daily and Sunday avergage net paid circulation caused in part to additional copies sold during the Harley Davidson Reunion during the third quarter of 2003 and a lower average rate per copy for the Sunday edition. Average net paid circulation for the Milwaukee Journal Sentinel’s daily edition in the three quarters of 2004 decreased 2.6% compared to the three quarters of 2003. Average net paid circulation for the Milwaukee Journal Sentinel’s Sunday edition in the three quarters of 2004 decreased 0.6% compared to the three quarters of 2003. Average paid circulation for our community newspapers and shoppers decreased 2.0% in the three quarters of 2004 compared to the three quarters of 2003 primarily due to less discounting and fewer promotions on home delivery.

Other revenue, which consists of revenue from commercial printing opportunities at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.7% of total publishing revenue in the three quarters of 2004 compared to 10.3% in the three quarters of 2003. Other revenue in the three quarters of 2004 was $26.0 million, an increase of $2.1 million, or 8.9%, compared to $23.9 million in the three quarters of 2003. The increase was due to a $1.4 million increase in printing revenue at our community newspapers and shoppers primarily due to sales volume increases and a $0.7 million increase in commercial printing and other revenue at the daily newspaper.

Publishing operating earnings in the three quarters of 2004 were $32.7 million, an increase of $10.9 million, or 49.5%, compared to $21.8 million in the three quarters of 2003. The increase was primarily due to $4.7 million in productivity benefits related to the daily newspaper’s new production facility, $2.1 million in savings from cost reduction initiatives at our community newspapers and shoppers and the increase in revenue at our daily newspaper and our community newspapers and shoppers. These operating earnings increases were partially offset by an increase in newsprint costs at our daily newspaper and community newspapers and shoppers and increased bad debt expense at our community newspapers and shoppers. Newsprint costs in the three quarters of 2004 were $31.5 million, an increase of $2.3 million, or 7.9%, compared to $29.2 million in the three quarters of 2003. The increase in the cost of newsprint was primarily attributed to price increases totaling $3.0 million, or a 10.9% average price increase per metric ton.

As of March 31, 2003, all production and distribution of the daily newspaper was transitioned to the new production facility. Production and distribution of the newspaper was performed at both the old and new production facilities from October 2002 until March 2003.

Broadcasting

Operating revenue from broadcasting in the three quarters of 2004 was $120.8 million, an increase of $12.4 million, or 11.5%, compared to $108.4 million in the three quarters of 2003. Operating earnings from broadcasting in the three quarters of 2004 were $29.4 million, an increase of $10.8 million, or 57.8%, compared to $18.6 million in the three quarters of 2003.

The following table presents our broadcasting operating revenue and operating earnings for the three quarters of 2004 and 2003:

	2004			2003
	Radio	Television	Total	Radio	Television	Total	Percent Change
	(dollars in millions)
Operating revenue	$58.9	$61.9	$120.8	$56.1	$52.3	$108.4	11.5

Operating earnings	$14.0	$15.4	$29.4	$10.7	$7.9	$18.6	57.8

Operating revenue from our radio stations in the three quarters of 2004 was $58.9 million, an increase of $2.8 million, or 5.0%, compared to $56.1 million in the three quarters of 2003. The increase was primarily attributed to a $3.7 million increase in local advertising revenue and a $0.4 million increase in political and issue advertising offset by a $1.1 million decrease in national advertising and a $0.2 million decrease in other revenue.

Operating earnings from our radio stations in the three quarters of 2004 were $14.0 million, an increase of $3.3 million, or 30.8%, compared to $10.7 million in the three quarters of 2003. The increase was primarily attributed to the increase in revenue and reduced national sales commissions and sports programming rights fees.

In 2004, we agreed to a contract extension with the Milwaukee Brewers through the 2008 Major League Baseball season.

Operating revenue from our television stations in the three quarters of 2004 was $61.9 million, an increase of $9.6 million, or 18.4%, compared to $52.3 million in the three quarters of 2003. The increase was primarily attributed to a $5.5 million increase in political and issue advertising, a $2.5 million increase in Olympic advertising revenue, a $2.4 million increase in local advertising and a $0.2 million increase in other revenue offset by a $1.0 million decrease in national advertising.

Operating earnings from our television stations in the three quarters of 2004 were $15.4 million, an increase of $7.5 million, or 94.9%, compared to $7.9 million in the three quarters of 2003. The increase was primarily attributed to the increase in revenue partially offset by increases in news and programming expenses.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The aggregate purchase price for WGBA-TV was $43.3 million.

Telecommunications

Operating revenue from telecommunications in the three quarters of 2004 was $108.1 million, a decrease of $3.0 million, or 2.7%, compared to $111.1 million in the three quarters of 2003. Operating earnings from telecommunications in the three quarters of 2004 were $26.5 million, a decrease of $2.3 million, or 7.9%, compared to $28.8 million in the three quarters of 2003.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the three quarters of 2004 was $61.9 million, a decrease of $7.1 million, or 10.3%, compared to $69.0 million in the three quarters of 2003. The decrease was primarily due to customer service disconnections and lower pricing on customer contract renewals. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs by consolidating traffic on least cost routes will continue. Monthly recurring revenue from wholesale services at the end of the three quarters of 2004 was $6.3 million compared to $6.9 million at the beginning of 2004 and $7.2 million at the end of the three quarters of 2003. During the three quarters of 2004, new circuit connections of $0.4 million in monthly recurring revenue were more than offset by service disconnections and repricings.

MCI and Global Crossing together accounted for 16.2% and 18.5% of our telecommunications revenue in the three quarters of 2004 and 2003, respectively. During the third quarter of 2004, we signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region. This agreement establishes reduced price levels from those that had previously been in effect. Global Crossing is now in the process of determining which circuit service orders to enter into under the new master capacity agreement, which will determine the level of monthly recurring revenue we will receive. MCI filed for Chapter 11 bankruptcy protection in July 2002 and emerged in April 2004. We continue to provide services to MCI and receive advance or timely payment for those services. We are in the process of negotiating contract extensions with MCI for our current contracts and we believe they will remain a significant customer. These new contracts will likely result in a re-pricing of services and could result in providing them additional capacity. We have continued to record monthly revenues from MCI that have remained at recent levels and are not wholly reflective of the coming transition to contract renewal terms. We expect these contract changes to result in a significant decrease in our telecommunications operating earnings. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the three quarters of 2004 was $46.2 million, an increase of $4.1 million, or 9.7%, compared to $42.1 million in the three quarters of 2003. The increase was primarily attributed to an increase in the services utilized by our exisitng customers. Monthly recurring revenue from commercial advanced data services at the end of the three quarters of 2004 was $3.5 million compared to $3.3 million at the beginning of 2004 and $3.3 million at the end of the three quarters of 2003. In the third quarter of 2003, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services is adversely impacting us through the loss of existing customers or by reducing the success rate of securing new customers. We have been proactively working with our customers by leveraging our customer service abilities and adding new bundled services as we extend contracts at reduced prices.

The decrease in operating earnings from telecommunications was primarily attributed to the decrease in wholesale revenue and higher operating costs and expenses associated with the higher mix of commercial revenue. Offsetting these earnings decreases were decreases in selling and promotional expenses, a lease impairment charge in the three quarters of 2003 and lower payroll expenses.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the three quarters of 2004 was $57.2 million, a decrease of $7.0 million, or 10.9%, compared to $64.2 million in the three quarters of 2003. Operating loss from printing services in the three quarters of 2004 was $0.4 million, a decrease of $2.9 million, compared to operating earnings of $2.5 million in the three quarters of 2003.

The decrease in printing services operating revenue was primarily attributed to decreases in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers. These decreases were partially offset by an increase in publication printing revenue primarily from newly acquired business.

Dell Computer Corporation accounted for 24.5% and 29.1% of our printing services revenue in the three quarters of 2004 and 2003, respectively. Dell has decided to eliminate supplying its customers with certain items that we produce. We expect the transition period to be a few months in duration as we wind down the process of supplying Dell with these products. We anticipate Dell revenues will decline by approximately 32%, or $8.0 million, this year. This changing relationship with Dell represents an important step in our long-term strategy to minimize our reliance on a single customer in our printing services segment and to return to our core printing business. This decrease in revenue from Dell is being accompanied by significant cost reduction initiatives in order to mitigate the material adverse effect on our results of operations.

The decrease in printing services operating earnings was primarily attributed to the decrease in sales volume, production inefficiencies on print work, a charge for some of the costs incurred for a discontinued software system implementation project and a charge for workforce reductions. These earnings decreases were partially offset by lower production costs due to the decrease in sales volume and cost reduction initiatives.

Other

Other operating revenue in the three quarters of 2004 was $77.2 million, an increase of $5.1 million, or 7.1%, compared to $72.1 million in the three quarters of 2003. Other operating earnings in the three quarters of 2004 were $6.1 million, a decrease of $1.4 million, or 18.7%, compared to $7.5 million in the three quarters of 2003.

The following table presents our other operating revenue and operating earnings for the three quarters of 2004 and 2003:

	2004				2003
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Operating revenue	$44.5	$36.0	$(3.3)	$77.2	$43.6	$31.3	$(2.8)	$72.1	7.1

Operating earnings	$2.9	$0.8	$2.4	$6.1	$1.9	$2.1	$3.5	$7.5	(18.7)

The increase in other operating revenue in the third quarter of 2004 compared to the third quarter of 2003 was primarily attributed to an increase in postage amounts and mailing services at our direct marketing services business and an increase in gravure label sales, including sales to our largest customer, SAB/Miller Brewing Company, at our label printing business partially offset by a decrease in list and printing services at our direct marketing services business due to the loss of a customer. Included in operating revenue and operating costs and expenses from our direct marketing services business is $20.2 million and $16.5 million of postage amounts billed to customers in the three quarters of 2004 and 2003, respectively.

The decrease in other operating earnings was primarily attributed to recording a $3.2 million gain on the sale of property in the third quarter of 2003, changes in business mix at our direct marketing business and a charge for a bad debt expense in the third quarter of 2004.

SAB/Miller Brewing Company accounted for 45.8% and 44.7% of our label printing business’ revenue in the three quarters of 2004 and 2003, respectively. We signed a three-year contract extension with SAB/Miller Brewing Company which expires on December 31, 2008. We agreed to certain price reductions as a result of this new contract and SAB/Miller Brewing Company has the right to re-bid the work covered by the contract each year beginning in 2006, subject to similar quality standards. The loss of this customer could have a material adverse effect on our results of operations.

Non-Operating Income and Taxes

Interest income and dividends was $0.2 million in the three quarters of 2004 and 2003. Interest expense in the three quarters of 2004 was $1.6 million, a decrease of $0.2 million, or 13.0%, compared to $1.8 million in the three quarters of 2003. Gross interest expense from borrowings under our credit agreement was $1.2 million in the three quarters of 2004 and $1.4 million in the three quarters of 2003. Amortization of deferred financing costs was $0.4 million in the three quarters of 2004. There was no amortization in the three quarters of 2003.

The effective tax rate was 40.0% in the three quarters of 2004 and 40.4% in the three quarters of 2003.

Earnings per Share

Our basic and diluted earnings per share in the three quarters of 2004 were $0.74 and $0.72, respectively, an increase of $0.14 and $0.12, respectively, compared to basic and diluted earnings per share of $0.60 in the three quarters of 2003. Earnings per share amounts reflect our new capital structure as of September 29, 2003 and our follow-on equity offering and tender offer completed in June 2004.

Follow-On Public Equity Offering and Tender Offer

In June 2004, we completed a public offering of 6,725,000 shares of our class A common stock at $18.25 per share, including the underwriters’ over-allotments. The net proceeds from the offering of $115.9 million were used to repay outstanding indebtedness under our unsecured revolving credit facility, to fund a portion of our subsequent tender offer, to fund the Green Bay (Wisconsin) television acquisition and for general corporate purposes.

On June 15, 2004, we completed a tender offer for our class B common stock at $18.55 per share, in which we purchased 8,005,203 shares, or $148.7 million worth of our class B common stock. We used additional borrowings available under our $350 million debt facility and a portion of the net proceeds of the follow-on equity offering to fund the tender offer.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of September 26, 2004, we had borrowings of $55.5 million under the facility at the weighted average interest rate of 2.8%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

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

As of September 26, 2004, we are in compliance with all of our material covenants.

Cash balances were $7.0 million at September 26, 2004. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. Early in the fourth quarter of 2004, we acquired WGBA-TV, in Green Bay, Wisconsin and also received proceeds from the sale of property. These two transactions have the net effect of increasing long term notes payable to banks by approximately $38.7 million.

Cash Flow

Cash provided by operating activities was $96.0 million in the three quarters of 2004 compared to $98.5 million in the three quarters of 2003. Increased net earnings was more than offset by changes in working capital and non-cash items.

Cash used for investing activities was $21.1million in the three quarters of 2004 compared to $31.7 million in the three quarters of 2003. Capital expenditures for property and equipment were $20.5 million in the three quarters of 2004 and $35.7 million in the three quarters of 2003. In the three quarters of 2003, we were making the final payments for our daily newspaper’s new production facility.

Cash used for financing activities was $76.4 million in the three quarters of 2004 compared to $67.0 million in the three quarters of 2003. Borrowings under our new credit facility during the three quarters of 2004 were $196.2 million and we made payments of $224.8 million. We decreased our borrowing under our old credit agreement by $43.7 million in the three quarters of 2003. In the three quarters of 2004, we received $116.5 million in proceeds from the issuance of common stock, of which we received $115.9 million in net proceeds from the issuance of our class A common stock and employees purchased $0.5 million worth of our class B-2 common stock. We paid $148.7 million to purchase and redeem our class B common stock in the three quarters of 2004. We paid cash dividends of $15.6 million and $23.3 million in the three quarters of 2004 and 2003, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

National Advertising Representative Litigation. In September 2003, we hired a new national television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. On May 12, 2004, the parties reached an out-of-court settlement. We must pay the remaining amount of $7.4 million to the prior representative over a period of time. A receivable of $7.4 million is due to us from the new national representative over the same period of time under our contract with the new national representative. The liability to our prior national representative is included in the consolidated condensed balance sheet in other current liabilities and other long-term liabilities and the receivable from the new national representative is included in the consolidated condensed balance sheet in receivables and other assets, net of applicable reserves.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our second quarter follow-on offering of class A common stock, we filed a registration statement on Form S-1 (Reg. No. 333-114974) with the Securities and Exchange Commission registering a total of 6,900,000 shares. The registration statement was declared effective under the Securities Act of 1933 on June 9, 2004. Pursuant to the registration statement, we sold 6,725,000 shares of our class A common stock, including 725,000 shares subject to the underwriters’ over-allotment option, at $18.25 per share. The net proceeds from our sale of of class A shares in the offering were used to repay outstanding indebtedness under our unsecured relvolving credit facility, to fund a portion of our subsequent tender offer, to fund the Green Bay (Wisconsin) television acquisition and for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Presented below is our unaudited consolidated condensed statements of earnings covering the four quarters ended September 26, 2004, which covers the period September 29, 2003 to September 26, 2004.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

Four Quarters Ended September 26, 2004
Operating revenue:
Publishing	$326,133
Broadcasting	163,200
Telecommunications	146,570
Printing services	78,967
Other	100,176

Total operating revenue	815,046
Operating costs and expenses:
Publishing	157,626
Broadcasting	65,978
Telecommunications	84,464
Printing services	67,930
Other	82,593

Total operating costs and expenses	458,591
Selling and administrative expenses	228,007

Total operating costs and expenses and selling and administrative expenses	686,598

Operating earnings	128,448
Other income and expense:
Interest income and dividends	462
Interest expense, net	(1,673)

Total other income and expense	(1,211)

Earnings before income taxes	127,237
Provision for income taxes	50,973

Net earnings	$76,264

Net earnings available to class A and B common shareholders	$74,409

Earnings per share:
Basic	$0.99

Diluted	$0.96

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: November 5, 2004	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: November 5, 2004	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer