Form 10-K
period 2004-12-26
JOURNAL COMMUNICATIONS INC
filed 2005-03-10
CIK 1232241

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2004

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

(title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☒    No  ☐

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 27, 2004 was approximately $500,440,366 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of June 25, 2004). Neither of the registrant’s class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.363970 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 22, 2005 (excluding 4,338,352 and 4,338,353 shares of class B-1 and B-2 common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at February 22, 2005
Class A Common Stock	28,041,555
Class B-1 Common Stock	8,646,900
Class B-2 Common Stock	35,638,709
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our April 28, 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

•	changes in advertising demand;

•	changes in newsprint prices and other costs of materials;

•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs available to our customers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting, telecommunications, and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	effects of bankruptcies on customers for our telecommunications wholesale services;

•	the ability of regional telecommunications companies to expand service offerings to include intra-exchange services;

•	effects of potential acquisitions of or mergers of telecommunications companies or advertisers;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and direct marketing services business. Also included in other are corporate expenses and eliminations. On January 25, 2005, we sold our label printing business.

We were founded in 1882 as a newspaper publisher serving Milwaukee, Wisconsin. Our media business mix was expanded in 1927 when we signed on WTMJ radio station, and again in 1947 when we put WTMJ-TV on the air. In 1937, Harry J. Grant founded our employee ownership plan, which contributed significantly to our company’s positive culture and growth through its termination in 2003, in conjunction with our initial public offering. We believe our current capital structure allows us to continue our longstanding tradition of employee ownership. We have been able to attract and retain motivated people who have a passion for the business and a level of commitment and sense of accountability that is heightened due to their participation in ownership. Our culture is reinforced by our strong commitment to high ethical standards.

In 2004, our total revenue was $820.8 million, 60.9% of which was generated from our publishing and broadcasting operations, 17.5% from telecommunications and 21.6% from printing services and other operations. The revenue generated by each operating segment, as a percentage of our consolidated revenue, for the last three years is shown below:

	2004	2003	2002
Publishing	39.9%	39.7%	38.8%
Broadcasting	21.0	18.9	19.1
Telecommunications	17.5	18.7	18.6
Printing Services	9.3	10.8	12.2
Other	12.3	11.9	11.3

Total	100.0%	100.0%	100.0%

More information regarding us is available at our website at www.journalcommunications.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Publishing

Our publishing business consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 39.9% of our revenue and 32.9% of our operating earnings for the year ended December 26, 2004. Within our publishing segment, our daily newspaper accounted for 69.9% of our publishing revenue and 87.9% of our publishing operating earnings in 2004. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a projected 12-month average net paid circulation at March 31, 2005 of approximately 425,000 on Sunday and 240,000 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2004 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 largest geographic markets in the United States with a 72% penetration rate and the daily newspaper ranks number three with a 49% penetration rate. These rankings are calculated by dividing the number of adults reading the newspaper in a newspaper’s Metropolitan Statistical Area by the number of persons over the age of 18 in the newspaper’s MSA. The Milwaukee Journal Sentinel’s MSA, which ranks among the top 50 in the United States, consists of Milwaukee, Waukesha, Washington and Ozaukee counties.

We have recently won numerous print media editorial awards. The awards are from organizations such as the National Headliner, National Association of Black Journalists, Associated Press Managing Editors, Association of Food Journalists, American Heart Association, Inland Press Association and Governing Magazine. These awards relate to a columnist for business reporting, our reporting on cardiovascular disease and our series related to China, obesity, and the Great Lakes water supply.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com and OnWisconsin.com, under the name of Journal Interactive. Also, we have developed a subscription-based website, PackerInsider.com, dedicated to coverage of the Green Bay Packers, to which viewers must pay to subscribe. During 2004, advertising revenue for Journal Interactive increased 54.2% over 2003.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin and a small portion of northern Illinois. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

Our primary goal is to grow readership, circulation, revenue and margins in our five-county primary market area (which we refer to as our “PMA” and includes our MSA plus Racine county). While our efforts center on this five-county region, we also actively seek expansion opportunities in nearby market areas. In order to achieve this goal, we have developed strategies based on the findings of a nationwide survey of 37,000 newspaper readers by the Readership Institute at Northwestern University. This study, conducted in 2001 in about 100 markets including Milwaukee, concluded that the most important objective for the newspaper industry is readership growth. The Institute identified four cornerstones for increasing readership growth: compelling content, a strong brand, over-the-top customer service and a constructive culture. We have adopted those cornerstones as our strategic imperatives. The Milwaukee Journal Sentinel is focused on increasing the appeal of both its editorial and advertising content in order to better meet readers’ interests and to make the paper easier to read and navigate. We have undertaken concentrated efforts to develop, implement, communicate and track strategies to grow our well-established brand. As one of our top customer service priorities, we are committed to on-time delivery. Finally, we are focused on enhancing our constructive, collaborative internal culture to support additional readership growth.

Although the penetration of the Milwaukee Journal Sentinel among southeastern Wisconsin readers is generally high, the newspaper still has significant growth potential, especially in targeted ZIP codes in which the newspaper’s penetration level remains low.

The following table sets forth our average net paid circulation as reported in the Audit Bureau of Circulations Publisher’s Statements and Annual Audits:

	Six-Months Ended September 30			12-Months Ended March 31
	2004	2003	2002	2004	2003	2002
Daily (Six day average)	238,382	242,609	240,637	242,108	247,298	250,356
Sunday	435,127	437,578	434,023	434,100	434,349	445,396

Circulation revenue accounted for 18.9% of our daily newspaper’s total revenue in 2004. The Milwaukee Journal Sentinel single copy prices are $0.50 for daily and $1.75 for Sunday in our PMA.

Advertising revenue accounted for 78.8% of our daily newspaper’s total revenue in 2004. We have set forth in the table below annual advertising volume for the Milwaukee Journal Sentinel (measured in column inches) and the number of preprints (which are individual customer’s advertisements that are provided by the customer and that are inserted into the newspapers) inserted into the Milwaukee Journal Sentinel’s daily and Sunday editions and its total market coverage product, Weekend Plus, for the last three years. We believe the advertising volume decline during 2004 in “full run” (which refers to advertisements that are published in all editions of the newspaper, as opposed to “part run” which refers to advertisements published in only certain editions of the newspaper) was a result of advertisers switching to preprints or Weekend Plus and direct mail. We believe some advertisers utilize preprints because preprints can offer opportunities for targeted advertising, print quality and, possibly, lower cost. Preprint pieces decreased in 2004 compared to 2003 due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

	Annual Advertising Linage
	2004	2003	2002
	(inches in thousands)
Full run in column inches	1,629.3	1,653.3	1,668.3
Part run in column inches	172.1	124.9	80.3
Preprint pieces (in millions)	800.7	834.6	760.5

Community Newspapers and Shoppers

We own and operate more than 90 community newspapers and shoppers and six printing plants through our subsidiary, Journal Community Publishing Group.

We publish 43 community newspapers, with a combined paid and free average weekly circulation of more than 320,000. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news. Our local newspapers serve communities in Wisconsin, Connecticut and Florida.

We publish 41 shoppers with a combined circulation of more than 775,000 each week. Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. Our shoppers are delivered to various communities in Wisconsin, Ohio, Louisiana, Vermont and Massachusetts.

We also publish 9 niche publications that appeal to a very specific advertiser and reader, with a combined paid and unpaid average weekly circulation of more than 130,000. A few examples of the niche products are automotive and boating focused publications. We provide niche publications in Wisconsin, Louisiana, Florida and New York.

Advertising revenue and circulation revenue accounted for 67.5% and 2.9%, respectively, of our community newspapers’ and shoppers’ total revenue in 2004. In addition to our publishing operations, we also provide commercial printing services including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 29.6% of our community newspapers’ and shoppers’ total revenue in 2004.

Our community newspapers, shoppers and niche publication groups are:

	2004 Average Weekly Circulation	Number of
		Newspapers	Shoppers	Niche Publications
Southeastern Wisconsin	338,000	24	14	—
Northern Wisconsin	316,000	4	12	3
Ohio	206,000	—	9	—
New York/Connecticut	120,000	11	—	1
Florida	104,000	4	—	3
Louisiana	76,000	—	2	2
Vermont/Massachusetts	66,000	—	4	—

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase the majority of our estimated newsprint requirements from two suppliers according to the terms of our purchase contract. We purchase our remaining estimated newsprint requirements in the spot market from these suppliers or from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $530 in 2004 compared to an average net price per ton of $482 in 2003. Our consumption of newsprint decreased to 81,308 metric tons in 2004 from 82,667 metric tons in 2003, and our total cost of newsprint increased $3.2 million during 2004. Based on the average net price per ton in 2004 and consumption of newsprint in 2004, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.8 million.

The decrease in consumption in 2004 is primarily attributed to a decrease in average net paid circulation and improved production efficiencies at our daily newspaper.

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

Advertising revenue is the largest component of a newspaper’s total revenue. Advertising rates at newspapers, free circulars and publications are usually based on market size, circulation, penetration, demographics and alternative advertising media available in the marketplace. Newspaper advertising revenue is seasonal. Our publishing business tends to see increased revenue due to increased advertising activity during certain holidays, in time for summer shopping and just prior to students returning to school. Advertising revenue is also generally affected by cyclical changes in national and regional economic conditions. Classified advertising is generally the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

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

Broadcasting

Our broadcasting business is conducted through our wholly-owned subsidiary, Journal Broadcast Corporation (doing business as Journal Broadcast Group), and its subsidiaries, which together operate seven television stations and 38 radio stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our broadcasting business accounted for 21.0% of our revenue and 33.4% of our operating earnings for the year ended December 26, 2004. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our broadcasting business.

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

In an effort to maximize our operating margins, we have implemented a centralized management approach to certain functions such as engineering, IT, finance and human resources in order to generate economies of scale and incorporate best practices. We intend to continue to explore cost reduction and efficiency measures across our businesses and pursue market share and ratings growth which we believe will generate increased operating efficiency and increased revenue and continue to drive operating margin improvement.

In two of our markets, Milwaukee, Wisconsin and Boise, Idaho, we own and operate both television and radio stations.

Radio Broadcasting

Based on the Fall 2004 Arbitron ratings book, we have the number one station in terms of station audience rank in four of the eight markets in which our radio stations operate, including in Milwaukee where WTMJ-AM has been the top rated radio station for 34 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 38 radio stations since 1999. In 2004, revenue from radio operations accounted for 47.8% percent of our broadcasting revenue.

Our radio stations are:

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)		Total Stations in Market(2)	FCC License Class(3)
Milwaukee, WI
WTMJ-AM	Milwaukee, WI	1927	News/Talk/Sports	1		30	B
WKTI-FM	Milwaukee, WI	1940	Adult Contemporary	12		30	B

Omaha, NE
KOSR-AM	Omaha, NE	1995	Sports	19	+	20	C
KHLP-AM(4)	Omaha, NE	1997	Talk	N/A		20	B
KEZO-FM	Omaha, NE	1995	Rock	3		20	C
KKCD-FM	Omaha, NE	1995	Classic Hits Hot Adult	8	+	20	C2
KSRZ-FM	Omaha, NE	1998	Contemporary	7		20	C
KOMJ-AM	Omaha, NE	1999	Adult Standards	14		20	B
KQCH-FM	Omaha, NE	1999	Contemporary Hits	4	+	20	C
KBBX-FM	Nebraska City, NE	1997	Regional Mexican	15	+	20	C1

Tucson, AZ
KFFN-AM	Tucson, AZ	1996	Sports	21		28	C
KMXZ-FM	Tucson, AZ	1996	Adult Contemporary Hot Adult	1		28	C
KZPT-FM	Tucson, AZ	1996	Contemporary	17	+	28	A
KGMG-FM	Oracle, AZ	1998	Rhythmic Oldies	11	+	28	C2

Knoxville, TN
WQBB-AM(4)	Powell, TN	1998	Sports Hot Adult	N/A		20	D
WMYU-FM	Karns, TN	1997	Contemporary	12		20	A
WWST-FM	Sevierville, TN	1997	Contemporary Hits	3		20	C1
WKHT-FM	Knoxville, TN	1998	Rhythmic CHR	7		20	A

Boise, ID
KGEM-AM	Boise, ID	1998	Adult Standards	15		24	B
KJOT-FM	Boise, ID	1998	Rock	11	+	24	C
KQXR-FM	Boise, ID	1998	Alternative Rock	7	+	24	C1
KTHI-FM	Caldwell, ID	1998	Classic Hits	6		24	C
KRVB-FM	Nampa, ID	2000	Adult Alternative	13	+	24	C
KCID-AM(4)	Caldwell, ID	1998	Oldies	N/A		24	C

Wichita, KS
KFTI-AM	Wichita, KS	1999	Classic Country	7	+	22	B
KFDI-FM	Wichita, KS	1999	Country	1		22	C
KICT-FM	Wichita, KS	1999	Rock	7	+	22	C1
KFXJ-FM	Augusta, KS	1999	Classic Hits	7	+	22	C2
KYQQ-FM	Arkansas City, KS	1999	Regional Mexican Hot Adult	18	+	22	C
KMXW-FM	Newton, KS	2000	Contemporary	14		22	C1

Springfield, MO
KSGF-AM	Springfield, MO	1999	News/Talk	16		19	B
KTTS-FM	Springfield, MO	1999	Country Rhythmic	1		19	C
KSPW-FM	Sparta, MO	1999	Contemporary Hits	4		19	C2
KZRQ-FM	Mt. Vernon, MO	2003	Active Rock	12		19	C3
KSGF-FM	Ash Grove, MO	2003	News/Talk	14		19	C3

Tulsa, OK
KFAQ-AM	Tulsa, OK	1999	Talk	3		26	A
KVOO-FM	Tulsa, OK	1999	Country	6		26	C
KXBL-FM	Henryetta, OK	1999	Classic Country	5		26	C1

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2004 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Friday between 6:00 a.m. and midnight. A “+” indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2004 Arbitron ratings book. In order to be qualified to be reported, a station must have received five or more minutes of listening in at least 10 diaries in the market from 6:00 a.m. to midnight, Monday through Sunday, during the survey period.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	KHLP-AM, WQBB-AM, and KCID-AM did not qualify to be reported in the Fall 2004 Arbitron ratings book.

We employ a variety of sales-related and programming strategies. Our sales-related strategy includes maximizing our share of the local advertisers’ advertising spending. We believe that developing local station “clusters” allows us to maximize market share because it allows us to offer a variety of format alternatives to reach a broader range of local advertisers. Our programming strategy includes developing and retaining local on-air talent to drive ratings. We have long-term contracts with many of our on-air personalities. In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for these organizations. In 2004, we agreed to a contract extension with the Milwaukee Brewers through the 2008 Major League Baseball season.

Most of our radio broadcasting revenue is generated from the sale of local advertising, with the balance generated from the sale of national advertising, political and issue advertising, network compensation and other sources. We base our advertising rates primarily on each station’s ability to attract audiences having certain demographic characteristics in the market areas which advertisers want to reach, as well as the number of stations competing in the market. Advertising rates generally are the highest during morning and evening drive-time hours. We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station. We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

We have successfully grown our radio group over the past several years by acquiring stations and aligning them in clusters within a market, in many cases building out the cluster around a lead station. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster. We currently intend to continue our acquisition program following our cluster strategy in certain existing and new mid-sized growth markets. We have made capital investments to convert two of our radio stations to add digital transmission and plan to convert 15 additional radio stations to digital by the end of 2007.

Television Broadcasting

Based on the November 2004 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in six of the seven markets in which our television stations operate. As of November 2004, WTMJ-TV, our Milwaukee television station, had the top rated late night local newscast in its Designated Market Area in 52 of the previous 53 ratings periods (based on the percentage of the total potential household audience). In 2004, revenue from television operations accounted for 52.2% of our broadcasting revenue.

Our television stations are:

Station	Market	Year Acquired	Network Affiliation	Station Market Rank(1)	Station Audience Share(1)	Total Stations in Market(2)
WTMJ-TV	Milwaukee, WI	1947	NBC	1+	13	13
KTNV-TV	Las Vegas, NV	1979	ABC	3+	6	13
WSYM-TV	Lansing, MI	1984	Fox	3+	6	7
KMIR-TV	Palm Springs, CA	1999	NBC	3+	7	10
KIVI-TV	Boise, ID	2001	ABC	2+	10	7
KSAW-TV(3)	Twin Falls, ID	2001	ABC	3+	4	6
WGBA-TV	Green Bay, WI	2004	NBC	4	9	7
WACY-TV(4)	Appleton, WI	2004	UPN	N/A	N/A	7

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the Designated Market Area. Station audience share equals the percentages of the audience in the Designated Market Area actually watching television. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2004 Nielsen ratings book. A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the Designated Market Area that meet the minimum reporting standards.

(3)	Low-power television station.

(4)	We acquired certain assets of WACY-TV and assumed an existing local marketing agreement between WGBA-TV and WACY-TV. WACY-TV did not qualify to be reported in the November 2004 Nielsen ratings book.

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and Fox) has a significant impact on the composition of the station’s programming, revenue, expenses and operations. The success of our NBC affiliate stations in Milwaukee and Palm Springs is partially attributable to the strong ratings NBC network programming has generated in recent years. Likewise, lower ratings at ABC in the past have contributed to the relative underperformance at our Las Vegas and Boise stations. We believe all of our television stations are strong affiliates with good relationships with the respective networks. We believe that both Las Vegas and Boise are markets with attractive demographic and growth profiles and that as a result, there is significant opportunity for growth and operating improvement at these stations.

In all of our markets and regardless of network affiliation, we focus on developing leading local news programming and contracting for popular syndicated programming with the objective of maximizing our share of advertising spending in a given market. Based on the November 2004 Nielsen ratings book, we had the number one local late evening news program in two of our six markets (based on the percentage of the total potential household audience)—KMIR-TV in Palm Springs, California, and WTMJ-TV in Milwaukee.

We derive the vast majority of our television broadcasting revenue from advertising. Our television advertising revenue and rates in even-numbered years benefit from political, issue, and Olympics-related advertising. For example, political advertising revenue was $12.6 million in 2004 compared to $1.1 million in 2003. In addition, NBC has purchased the right to broadcast the Olympics through 2012, and we expect higher revenue in these years because the expected increased ratings for our three NBC affiliates will allow them to sell advertising at premium rates.

We intend to pursue additional acquisitions of television stations, particularly stations in mid-sized growth markets with potential for operating improvement. For example, on October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. We may seek to add second stations in our existing markets and exploit other potential clustering or cross-ownership opportunities as they arise. We have also made substantial investments in digital transmission conversion equipment at our stations and are fully compliant with FCC mandates on digital transmission. We do not currently anticipate significant additional future capital investment associated with our digital transmission conversion.

Industry and Competition

We compete with other radio and television stations, newspapers, cable television, satellite television, direct mail services, billboards, the Internet and, in the future, may also compete with the emerging satellite radio technology for advertising dollars. We believe some of the factors an advertiser considers when choosing an advertising medium include its overall marketing strategy and reaching its targeted audience in the most cost-effective manner. In both radio and television broadcasting, revenue is derived primarily from advertising. Ratings, which estimate the number of viewers or listeners tuning in to a given station, highly influence competition in broadcasting because they affect the advertising rates the broadcaster can charge—higher ratings generally mean the broadcaster can charge higher rates for advertising. Advertising rates for both the radio and television broadcast industries are also based upon a variety of other factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic makeup of the market served and the availability of alternative advertising in the market. By having a cluster of several stations within one market, we can offer advertisers the opportunity to purchase air time on more than one of our stations in order to reach a broader audience.

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers, primarily as a medium for local advertising. Changes in market demographics, the entry of competitive stations or the adoption of competitive formats by existing stations could result in lower ratings, which could in turn reduce advertising revenue. Technology can play an important role in competition as the ratings each station receives also depend upon the strength of the station’s signal in each market and, therefore, the number of listeners who have access to the signal. We continue to invest in the technology needed to maintain, and, where possible, strengthen our signals.

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and Fox). The second category comprises stations affiliated with newer national networks, such as UPN, WB and Paxson Communications Corporation (or PAX TV). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by us are determined by each station, which receives all of the revenue, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station’s programming and market size.

Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year. This coincides with increased advertising around certain holidays. The second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations.

Telecommunications

We conduct our telecommunications business through our subsidiary, Norlight Telecommunications, Inc., which provides both wholesale telecommunications services, sometimes referred to as “carrier services,” and business-to-business telecommunications services, sometimes referred to as “enterprise services,” or “commercial services.” We have operated our telecommunications business for more than 30 years, and during this time it has emerged as a premier service provider focused in the Great Lakes region. Our telecommunications business accounted for 17.5% of our revenue and 26.1% of our operating earnings for the year ended December 26, 2004. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our telecommunications business.

Throughout the history of our telecommunications business, we have applied a disciplined approach to our cost structure and the investment of capital, consistent with our desire to build and maintain a high quality fiber optic network while earning a substantial return on our investment.

Our wholesale telecommunications business provides network transmission solutions for other telecommunications carriers, including interexchange (nationwide long distance) carriers, wireless carriers, Internet service providers, incumbent local exchange carriers and competitive local exchange carriers in order to provide voice, video, data and Internet applications for their customers in mid to smaller-sized cities in the Great Lakes Region. Additionally, our wholesale services include satellite and video services, which provide terrestrial and satellite transmission of broadcast quality video signals to broadcast, entertainment and sports industries, educational institutions and businesses. Our business-to-business service provides integrated voice and data communications solutions and managed services to small and medium sized businesses in the upper Midwest. Specifically, we provide dedicated circuits, frame relay (statistically multiplexed packet data service), ATM (Asynchronous Transfer Mode—a very high speed transmission technology), Internet access and switched voice services (pay-by-the-minute long distance including domestic, international and calling card services). Our managed services products include hosted IP (Internet Protocol) telephony, managed security, managed routers, data center services, business continuity programs and integrated web/audio/video conferencing offerings.

The foundation for our telecommunications success has been our customer-loyalty-focused strategy. Our telecommunications business generally receives high marks for strong brand recognition and for customer satisfaction, with the results of a 2004 survey conducted by Peregrine Marketing Research showing a 96.0% customer satisfaction rating among our enterprise customers. This strategy reflects the view that the continued and future success of our telecommunications business is dependent upon reliability and responsiveness to customers. Each customer has its own dedicated account team to manage and design effective telecommunications solutions.

We refer to the employees of our telecommunications business as the “Guardians of Data.” This message is meant to be a symbol of our commitment to being the provider of choice in providing innovative solutions within the data product category.

We operate 3,794 route miles of fiber optic network connecting Wisconsin, Michigan, Indiana, Minnesota, Illinois, Iowa and Ohio. We also have an additional 669 route miles that are available for future network traffic. The network is designed to carry telecommunications traffic to second (population sizes from 50,000 to 500,000) and third tier markets (population sizes less than 50,000) within its footprint. The transport layer of the network uses SONET (Synchronous Optical Network) technology to transport digital signals. The network is configured in a ring physical topology, with multiple fibers providing redundancy. Given this configuration, in the event that an individual fiber strand suffers a catastrophic failure, traffic is automatically re-routed to avoid service interruption. Our network delivers traffic to many smaller cities such as Green Bay, Wisconsin, Battle Creek, Michigan and Rochester, Minnesota, as well as first-tier markets. This ability to provide our customers with deeper direct penetration differentiates us from many of our competitors. Pricing to and from these markets has also experienced somewhat less pressure than in the larger cities.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers, who include MCI (formerly WorldCom Inc.) and Global Crossing, accounted for 37.0% and 38.1% of our telecommunications revenue in 2004 and 2003, respectively. During 2004, we signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region. This agreement resulted in service disconnections and reduced pricing from those that had previously been in effect and a number of circuit service orders were renewed and re-priced. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. The effect of the pricing provisions will occur at various times throughout 2005. We believe they will remain a significant customer, though we can not predict the outcome of a potential sale or merger of MCI. When the terms of the agreements with Global Crossing and MCI are in full effect, it is expected that neither customer will individually account for more than 10% of our telecommunications revenue.

Industry and Competition

Norlight operates in the Inter-exchange Transport Services segment of the telecommunications market. Its competitors consist of multiple large national carriers such as AT&T, MCI, Global Crossing and Sprint; regional carriers, such as McLeodUSA Telecommunications, US Signal, TDS Telecom; and local exchange carriers, such as SBC Communications, Verizon and Qwest Communications. Section 271 Authority, which permits Regional Bell Operating Companies to provide long-distance service, has resulted in stiff price competition primarily from SBC and Qwest. We are vigorously competing with these providers and have been proactively working with the majority of our current customers by leveraging our customer service and new bundled services as we extend contracts.

We believe that aggressively reduced pricing as a result of overcapacity continues to be a significant issue within the telecommunications industry. In addition, pending and other potential future carrier consolidations could impact our telecommunications business; however, we do not expect to be impacted significantly by such consolidations in the near term. We have continued to invest prudently in our telecommunications business, which has enabled us to expand our network to meet service needs or pursue sales opportunities. We believe our ability to react quickly by executing custom-designed integrated solutions to meet customer requests is a significant point of positive differentiation in the current market. We further believe that the responsive, customer-focused approach of our sales teams and technical staff, coupled with high quality service offerings, is a significant competitive advantage.

Printing Services

Our printing services business is conducted through our subsidiary IPC Print Services, Inc. Our printing services business accounted for 9.3% of our revenue and a $0.4 million operating loss for the year ended December 26, 2004. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our printing services business.

IPC, which was founded in 1949 and acquired by us in 1992, provides a wide range of printing services including complete production of magazines, professional journals and documentation material, as well as electronic publishing, kit assembly and fulfillment. The foundation of our printing business includes printing scientific, medical and technical journals and magazines. We generally utilize conventional and electronic pre-press processes, web and sheet-fed printing and complete bindery and finishing in our printing processes. We are also a Microsoft-authorized replicator of certificates of authenticity applied to various software products. All of these markets are served through our direct national sales force.

The printing services industry is highly competitive and generally characterized by lower operating margins. As a result, we maintain control over our costs and ensure we align our cost base to changes in our revenue streams. In 2004, we closed certain unprofitable operations and implemented other cost containment initiatives. In addition, we consistently seek opportunities to grow revenue through existing or new business. For example, we believe there are opportunities for growth in providing printing products and services to OEMs (original equipment manufacturers) and to magazine publishers. We believe our experience in providing these services to the technology marketplace is a competitive advantage, and we intend to leverage that advantage by expanding our services to other OEMs including industrial and consumer products OEMs and to magazine publishers.

Dell Computer Corporation accounted for 24.4% and 29.1% of our printing services revenue in 2004 and 2003, respectively. In 2004, Dell decided to eliminate supplying its customers with certain items that we produce and, as a result, our revenue from Dell declined by $6.4 million. We anticipate our revenue from Dell will further decline in 2005. This changing relationship with Dell represents an important step in our long-term strategy to minimize our reliance on a single customer in our printing services segment and to return to our core printing business.

Industry and Competition

The printing services industry has continued to experience consolidation over the last few years. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than us in size with broader product offerings. The major competitive factors that impact our printing services business are price and schedule flexibility, paper prices, USPS rates, customer service and finished products quality, time to market and distribution capabilities.

We compete with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry that has increased competition. Rapid technological changes as well as a more global marketplace, both in terms of supply and demand, have also brought new competitors to the marketplace. To lessen exposure to larger competitors with greater resources, we focus generally on specialized markets with small to medium-sized print run requirements where we can achieve market differentiation and gain competitive advantages through knowledge of the market and the ability to offer high quality solutions to customers.

Other

Our other businesses consist of our label printing business conducted through our former subsidiary, NorthStar Print Group, and our direct marketing services business conducted through our subsidiary, PrimeNet Marketing Services. These businesses, along with intercompany eliminations and corporate expenses, accounted for 12.3% of our revenue and 7.8% of our operating earnings for the year ended December 26, 2004. See Note 13 to our Consolidated Financial Statements for additional financial information regarding these businesses.

On January 25, 2005, we entered into a definitive asset purchase agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The preliminary purchase price, excluding certain real estate holdings, was $27.0 million in cash. In 2004, NorthStar Print Group, Inc. contributed approximately $56.8 million in revenues and approximately $6.9 million in operating earnings, including a $3.1 million gain on the sale of property. NorthStar Print Group, Inc. will be accounted for as a discontinued operation beginning with the first quarter ending March 27, 2005.

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

Licensed broadcast stations must pay FCC regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, closed captioning of certain television programming, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. Additionally, the FCC’s rules require licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts. Television stations are also required to broadcast a minimum of three hours per week of “core” children’s educational programming, which must be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children’s programming reports required to be placed quarterly in the stations’ public inspection files and filed quarterly with the FCC.

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

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the Broadcast-Newspaper Cross-Ownership Rule; the Local Radio Ownership Rule; the Television-Radio Cross-Ownership Rule; the Dual Network Rule; and the Local Television Ownership Rule. In a decision adopted June 2, 2003, the FCC decided to relax many of these rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties have sought reconsideration of the new rules and others filed judicial appeals. The U.S. Court of Appeals for the Third Circuit, which was selected by lottery to hear the appeals of the new rules, issued a stay of the new rules on September 3, 2003. In an opinion issued on June 24, 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis and to justify what the court characterized as “several irrational assumptions and inconsistencies” in the FCC’s June 2, 2003 decision. Thereafter, in an order issued on September 3, 2004 in response to a request by the FCC, the court lifted its stay insofar as it applied to the modified Local Radio Ownership Rule; as a result, certain provisions of the FCC’s June 2, 2003 order have been allowed to take effect. In all other respects the rules that were in effect prior to June 2, 2003 will remain in effect until the appeals are resolved or the stay is lifted. The FCC did not appeal the Third Circuit’s June 24, 2004 opinion. However, several parties have filed petitions seeking review by the U.S. Supreme Court. We cannot predict the outcome of any of these judicial proceedings or of any subsequent FCC proceeding. While the new rules adopted by the FCC on June 2, 2003 had provided for increasing the cap on aggregate television audience reach to 45% of all households, the 2004 Consolidated Appropriations Act, which was signed by the President in January 2004, included a provision instructing the FCC to set the cap at 39%.

Under the currently effective Broadcast-Newspaper Cross-Ownership Rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a television station and a daily English-language newspaper in the same market if the television station’s Grade A contour encompasses the entire community in which the newspaper is published. Our media operations in Milwaukee were grandfathered under this rule. Under the new rule that has been stayed, a party may have an attributable interest in a television station, radio stations up to one half of the local radio station limit (see below), and a daily newspaper if the television market has between four and eight television stations. In markets with nine or more television stations, there are no longer any broadcast-newspaper cross-ownership restrictions under the new rule that has been stayed.

The September 3, 2004 order of the court of appeals partially lifting its stay of the FCC’s June 2, 2003 decision permitted the new Local Radio Ownership Rule to take effect. Under the rule, the number of radio stations an entity may own in a given market is dependent upon the size of that radio market. Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the commercial stations in such market. For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which Arbitron assigns the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. Also under the new rule, a radio station that brokers more than 15% of another in-market station’s weekly advertising time will be deemed to have an attributable interest in the brokered station counting toward the applicable local numerical ownership limitation.

The currently effective Television-Radio Cross-Ownership Rule generally allows common ownership of one or two television stations and up to six radio stations in any market where at least 20 independent voices would remain post-combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain post-combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same-market, commercial and noncommercial broadcast television and radio stations, newspapers of certain circulation, and a cable system of sufficient size. Under the new, stayed rule, cross-ownership of television stations and radio stations is not limited in television markets with four or more television stations so long as there is no newspaper ownership.

Under the currently effective Local Television Ownership Rule, absent a waiver, an individual (or entity) cannot have an attributable interest in more than one television station in a market, unless the market would have at least eight independent television voices after the combination and at least one of the stations is not one of the top-four-rated stations in the television market, or unless the stations’ Grade B contours do not overlap. Under the new, stayed rule, common ownership of up to three television stations is permitted in markets with 18 or more television stations. Common ownership of up to two television stations is permitted in television markets with between five and 17 television stations. Ownership of just one television station is permitted in television markets with fewer than five television stations. The new rules do not permit combinations of two or more of the top-four-rated television stations in any market. In its June 2, 2003, order, the FCC also relaxed the standards for obtaining a waiver of the Local Television Ownership Rule. While under the new rules the FCC would continue to entertain waiver requests for (i) “failed” (e.g., bankrupt) stations and for stations that have not been constructed due to financial difficulties; or (ii) “failing” stations (i.e., stations with negative cash flow and less than a four-share all-day audience rating), applicants would no longer be required to demonstrate that an attempt was made to sell the failing station to an out-of-market buyer. Moreover, in its June 2, 2003 order, the FCC stated that it would also consider waivers of the “top-four ranked” restriction in markets with 11 or fewer television stations based on a consideration of whether the combination will (a) reduce a significant disparity between the combining stations and the dominant station(s) in the market; (b) facilitate the transition to digital for one or both of the stations; and (c) affect localism and viewpoint disparity.

The Dual Network Rule permits a television broadcast station to affiliate with a network that maintains more than one broadcast network, unless the dual or multiple networks are composed of a combination between ABC, CBS, Fox, or NBC. This rule was retained by the FCC in its June 2, 2003 decision.

While the new rules adopted by the FCC on June 2, 2003 had provided for increasing the National Television Ownership Rule cap on aggregate television audience reach to 45% of all households, the 2004 Consolidated Appropriations Act, which was signed by the President in January 2004, included a provision instructing the FCC to set the cap at 39%. Under the new law, any entity is prohibited from controlling television stations the combined audience reach of which exceeds 39% of the television households in the United States. Under the FCC’s rules, the number of households served by UHF stations is discounted by 50% for the purposes of this calculation. The FCC has solicited comments as to the effect, if any, of the 2004 Consolidated Appropriations Act on the FCC decision in June 2003 to retain the 50% UHF discount applicable to the National Television Ownership Rule and on pending petitions for reconsideration asking the FCC to eliminate the UHF discount.

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

The transition to DTV is to occur, if not delayed pursuant to statute, by December 31, 2006. The FCC is required to reclaim the non-core spectrum from broadcasters unless certain conditions are not met, including that digital-to-analog be generally available and that at least 85% of TV households in a given market have access to digital broadcast signals either over-the-air or through cable or satellite. At the end of the transition period, broadcasters will be required to return one of the two channels to the FCC and broadcast exclusively in digital format. In an order issued on September 7, 2004, the FCC established DTV construction milestones generally requiring affiliates of the top-four networks in television markets 1-100 to complete construction of their full, authorized DTV facilities by July 1, 2005, and all other stations to complete DTV construction by July 1, 2006. The FCC also established procedures for stations to elect which of their two currently-assigned 6-megahertz channels they will retain for their permanent digital operations at the conclusion of the digital television transition period.

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

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s analog programming to their subscribers within the station’s market (the so-called “must-carry” rule). Alternatively, a station can elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.” A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the cable operator and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. A station that fails to notify a cable system of its election is presumed to have elected must-carry.

In an order adopted on February 10, 2005, the FCC declined to impose a “dual carriage” must-carry requirement on cable operators, which would have required them to simultaneously carry broadcasters’ analog and digital signals for the balance of the digital transition period. The FCC also declined to modify the must-carry rule to require cable operators to carry more than a single digital programming stream from any particular television station following the transition to all-digital broadcasting. Consequently, if we elect to divide the digital channel allotted to any of our television stations into several separate, independent and unrelated programming streams (“multicasting”), only one of those streams at each station will be entitled to mandatory carriage pursuant to the digital must-carry rule. However, because the rule does not affect digital retransmission consent agreements, we would be free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.

A similar must-carry and retransmission consent arrangement governs carriage of local broadcast channels by satellite television. A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market. However, as of January 1, 2002, if a satellite provider chooses to provide even one local station to its subscribers in a defined market area, the provider also must transmit locally every other station in that market that elects must-carry status. (As with cable, stations may opt to pursue retransmission consent agreements.) A local television station that fails to make any election is deemed to have elected retransmission consent and is not guaranteed carriage. A satellite provider need not carry a station on any particular channel, but all channels from the same market must be contiguous. The first carriage election applies until December 31, 2005. After this initial term, all successive periods will be three years long, consistent with cable must-carry periods.

Telecommunications

Federal

The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as incumbent local exchange carriers (“ILECs”) that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as Norlight. The FCC permits these nondominant carriers to provide domestic interstate services (including long distance and local access services) without prior authorization; but it requires carriers to receive an authorization to provide or resell international telecommunications services, between the United States and international points. We have obtained FCC authorization to provide international services on a facilities and resale basis.

On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) issued a decision that vacates and remands many key portions of the FCC’s Triennial Review Order that had established new federal rules governing local telephony competition. In particular, pursuant to challenges by the ILECs, the D.C. Circuit vacated the unbundling of local switching, which is a critical component of the unbundled network element platform (“UNE-P”) used to serve small business (and residential) customers. The D.C. Circuit’s decision also affirmed the portions of the FCC’s Order that no longer required the ILECs to lease unbundled elements for the provision of broadband services. Although several petitions were filed at the Supreme Court seeking review of the D.C. Circuit’s decision, the Solicitor General and the FCC declined to seek such review. On October 12, 2004, the Supreme Court denied the petitions. On remand from the D.C. Circuit, the FCC adopted new unbundling rules on December 15, 2004. However, the text of those new rules has not yet been released and they have not gone into effect. Until those new rules are in effect, the FCC has adopted interim unbundling rules (effective September 13, 2004) to maintain certain ILEC unbundling obligations under interconnection agreements as they existed prior to the D.C. Circuit’s mandate. ILECs are challenging the interim rules in the D.C. Circuit as a violation of the D.C. Circuit’s decision and otherwise unlawful, although a ruling on their challenges is not expected until later in 2005. The impact of the rules on our telecommunications operations is therefore highly uncertain and difficult to predict.

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

With the growing use of Voice over Internet Protocol (“VoIP”), the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, as well as whether VoIP providers should pay access charges and should contribute to the federal universal service fund. In February 2004, the FCC issued an order finding that one type of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed, is an unregulated “information service,” rather than a telecommunications service, and preempting any attempts by state regulatory authorities to regulate this service. On March 10, 2004, the FCC released the text of a notice of proposed rulemaking that considers generally how Internet Protocol (“IP”)-enabled services should be treated for regulatory purposes, including such matters as whether such services should be classified as information services, the application of access charges, universal service assessments and other regulatory obligations. On April 21, 2004, the FCC ruled against a petition filed by AT&T Corp. (“AT&T”) in October 2002, in which AT&T asked the FCC to rule that its long distance phone-to-phone Internet Protocol (“IP”) telephony services are exempt from terminating access charges over end user local services. On November 9, 2004, the FCC preempted traditional state public utility regulation of a type of Internet telephony service offered by Vonage Holdings Corp. (“Vonage”). The Commission also stated that other types of IP-enabled services, such as those offered by cable companies that have characteristics similar to the Vonage service would also not be subject to traditional state public utility regulation.

We cannot predict the outcome of the IP-enabled proceeding or other FCC or state proceedings that may affect our operations or impose additional requirements, regulations or charges upon our provision of Internet access and IP-based services, including voice telephony and backbone services.

The Communications Act requires that providers of common carrier telecommunications service contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC. The FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors’ interstate and international revenues derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. Pursuant to federal regulations, we pay these contributions and recover the cost through a surcharge to our retail customers. The amount of our contributions varies each quarter based upon the total amount of federal universal service support being provided under the FCC’s federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier’s contributions, and the proportion of our assessable revenues derived from domestic end users for non-common carrier telecommunications or common carrier telecommunications services for all contributors, to the total amount of assessable revenues derived from domestic end users for telecommunications or telecommunications services. The extent to which our services are viewed as non-common carrier telecommunications or common carrier telecommunications services or as unregulated information services will also affect our contributions. In an order adopted in 2002, the FCC requested comments on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund. We are unable to predict the changes, if any, the FCC will adopt and the effect of any such changes on our total universal service contribution payments.

In 2001, the FCC launched a proceeding to determine whether access charges, as well as reciprocal compensation for local interconnected calls, should be replaced either by a “bill-and-keep” system under which intercarrier compensation would be eliminated and all carriers would recover their costs solely from end-user customers or by a unified intercarrier compensation system in which the same rates would apply to all forms of intercarrier compensation (access and reciprocal compensation). This proceeding remains pending with the FCC and it is difficult to predict the changes that might result or their timing and impact.

State

Changes made in 1996 to the Communications Act of 1934 were intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of these requirements is subject to numerous state rulemaking proceedings, some of which hinge on FCC determinations concerning unbundled elements, it is difficult to predict the effect of such state regulation on our operations.

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

Legislation

In virtually every session of Congress since the adoption of the 1996 changes to the Communications Act of 1934, legislation has been proposed to amend it further. Similar legislative efforts have occurred in various states. It is difficult to predict whether new telecom laws will be adopted or existing telecom laws will be amended and the effect of any such changes on our business.

Employees

As of December 26, 2004, we and our subsidiaries had approximately 4,100 full-time and 1,600 part-time employees compared to approximately 4,100 full-time and 1,700 part-time employees at December 31, 2003. The decrease in the number of employees is a result of workforce reduction programs and attrition. Currently, there are 11 bargaining units representing approximately 800 (or approximately 14%) of our total number of employees. We have various collective bargaining agreements with these bargaining units. Seven of our 11 agreements will expire within the next two years.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good condition, and suitable for present operations. There are no material encumbrances on any of our owned properties or equipment. The following are the principal properties operated by us and our subsidiaries in which the approximate areas are reported in square feet, as of December 26, 2004:

	Owned	Leased
Publishing
Printing plants, newsrooms, offices, warehouses and a garage located in:
Milwaukee, WI (1)	596,000	77,000
West Milwaukee, WI (2)	449,000	—
Cedarburg, WI	16,000	—
Waukesha, WI	—	23,000
Wauwatosa, WI	20,000	—
Sturtevant, WI	—	11,000
New Berlin, WI (3)	15,000	21,000
Madison, WI	—	10,000
Menomonee Falls, WI	12,000	—
Waupaca, WI	58,000	—
Hartland, WI	59,000	—
Mukwonago, WI	—	6,000
Elkhorn, WI	—	5,000
Waterford, WI	—	7,000
Oconomowoc, WI	—	8,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	7,000	—
Fond du Lac, Sheboygan, Beaver Dam, Johnson Creek, Germantown, Muskego, Port Washington, Whitewater, Jefferson, Marshfield, Menasha, Merrill, Oshkosh, Ripon, Seymour, Stevens Point, Menomonee Falls, Wausau, Antigo and Wisconsin Rapids, WI	8,000	52,000
Shelton, CT	—	7,000
Trumbull, CT	57,000	—
Venice, Orange Park, Sarasota and Ponte Vedra, FL	—	11,000
Baton Rouge and Kenner, LA	—	31,000
New Orleans, LA	—	53,000
Dalton and Lee, MA	—	3,000
Carroll, OH	37,000	—
Cambridge, Chillicothe, Circleville, Coshocton, Logan, New Lexington, Newark, and Zanesville, OH	7,000	13,000
Bennington and Manchester Village, VT	—	13,000
Pound Ridge, NY	—	1,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	109,000	—
Green Bay, WI	22,000	2,000
Las Vegas, NV	22,000	—
Lansing, MI	2,000	13,000
Palm Springs, CA	19,000	1,000
Omaha, NE	24,000	—

	Owned	Leased
Broadcasting, continued
Tucson, AZ	1,000	9,000
Knoxville, TN (4)	26,000	—
Boise, ID	49,000	13,000
Wichita, KS (5)	23,000	6,000
Springfield, MO	2,000	16,000
Tulsa, OK	22,000	1,000

Telecommunications
Offices and satellite antennae located in:
Brookfield, WI (3)	—	68,000
Green Bay, WI	—	3,000
Madison, WI	—	2,000
Afton, WI	4,000	—
Skokie, IL	—	6,000
Chicago, IL	—	6,000
Buffalo Grove, IL	—	1,000
Grand Rapids, MI	—	14,000
Lansing, MI	—	2,000
Traverse City, MI	—	2,000
Indianapolis, IN	—	2,000
St. Paul, MN	—	3,000

Printing services
Offices, printing plants and warehouses located in:
St. Joseph, MI (3)	—	333,000
Foothill Ranch, CA (6)	—	201,000
San Jose, CA (7)	—	368,000

Label printing
Offices, printing plants and warehouses located in:
Norway, MI (8)	133,000	—
Watertown, WI (3)(8)	63,000	22,000
Green Bay, WI	40,000	—

Direct marketing services
Offices, plants and warehouses located in:
St. Paul, MN (3)	—	87,000
Clearwater, FL	—	56,000
Milwaukee, WI	—	23,000

(1)	Includes our corporate headquarters and the Milwaukee Journal Sentinel’s business and editorial offices.
(2)	New production facility housing printing, packaging, inserting, recycling and transportation operations of the Milwaukee Journal Sentinel.
(3)	Includes our business operations’ headquarters office.
(4)	Includes 5,000 square feet sublet to third party pursuant to sublease expiring in September 2012 and 9,000 square feel not in use.
(5)	Includes 4,700 square feet sublet to third party pursuant to sublease expiring in August 2005.
(6)	138,000 square feet is sublet to third parties pursuant to subleases expiring June 2005. 63,000 square feet is not in use.
(7)	Property is sublet to third parties pursuant to subleases that expire in February 2006.
(8)	Subsequently sold on January 25, 2005.

ITEM 3.	LEGAL PROCEEDINGS

See Note 9 in our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 4A.	EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 22, 2005.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	54
Douglas G. Kiel	President	56
Paul M. Bonaiuto	Executive Vice President and Chief Financial Officer	54
Mary Hill Leahy	Senior Vice President and General Counsel	50
Anne M. Bauer	Vice President and Controller	40
Elizabeth Brenner	Vice President	50
James J. Ditter	Vice President	43
Robert M. Dye	Vice President of Employee Investor Relations	57
Carl D. Gardner	Vice President	48
Daniel L. Harmsen	Vice President of Human Resources	49
Mark J. Keefe	Vice President	45
Kenneth J. Kozminski	Vice President	39
Paul E. Kritzer	Vice President, Secretary and General Counsel-Media	62
Scott H. McElhaney	Vice President	48
James P. Prather	Vice President	47
Karen O. Trickle	Vice President and Treasurer	48

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

Mary Hill Leahy is Senior Vice President and General Counsel. She was elected Senior Vice President and General Counsel in May 2003. Prior thereto, she served as Vice President and General Counsel-Business Services since July 2001. Ms. Leahy was General Counsel Americas, GE Medical Systems, a developer and manufacturer of medical diagnostic equipment, from January 1999 to July 2001.

Anne M. Bauer is a Vice President and Controller. Ms. Bauer was elected Vice President and Controller in June 2000. She was Controller from January 1999 to June 2000 and Assistant Controller from January 1995 to January 1999.

Elizabeth Brenner is a Vice President. Ms. Brenner was elected Vice President in December 2004. In addition, Ms. Brenner has been President of Journal Sentinel and Publisher of the Milwaukee Journal Sentinel since January 2005. Ms. Brenner was Publisher of The News Tribune, a Tacoma, Washington publication of the McClatchy Company, from 1998 to December 2004.

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

Carl D. Gardner is a Vice President. Mr. Gardner was elected Vice President in June 1999. In addition, Mr. Gardner has been the President-Radio, Journal Broadcast Group since December 1998.

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

Paul E. Kritzer is Vice President, Secretary and General Counsel-Media. Mr. Kritzer was elected Vice President and General Counsel-Media in July 2001 and Secretary in September 1992. In addition, Mr. Kritzer was Vice President-Legal from June 1990 to July 2001.

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

James P. Prather is a Vice President. Mr. Prather was elected Vice President in March 1999. In addition, Mr. Prather has been Senior Vice President and President of News, Journal Broadcast Group and President and General Manager of KTNV-TV since August 2003. Mr. Prather was President-Television, Journal Broadcast Group from December 1998 to August 2003 and General Manager of WTMJ-TV from 1995 to August 2003.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 170 million shares of class A common stock; 60 million shares of class B-1 common stock; 60 million shares of class B-2 common stock; 10 million shares of class C common stock; and 10 million shares of preferred stock. After the expiration of the public sale restriction periods for our class B-1 and B-2 common stock, our articles of incorporation will be amended to combine the classes of class B common stock into one class and 120 million shares of class B common stock will be authorized. The public sale restriction period for our class B-1 common stock expired in September 2004 and the class B-2 public sale restriction period ends on March 16, 2005.

Class C shares are held by Matex Inc., the Abert Family Journal Stock Trust, and members of the family of our former chairman Harry J. Grant (which we collectively refer to as the “Grant family shareholders”) and are entitled to two votes per share. These shares are convertible into either (i) 1.363970 shares of class A common stock or (ii) a combination of 0.248243 shares of class A common stock and 1.115727 shares of class B common stock at any time at the option of the holder. There is no public trading market for the class C shares.

Class B shares are primarily held by our current and former employees and are entitled to ten votes per share. Each class B share is convertible into one class A share at any time after the expiration of the applicable public sale restriction periods but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our articles of incorporation. As of February 22, 2005, there are 4,338,353 class B-2 shares and 4,338,352 class B-1 shares held by our subsidiary, The Journal Company. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our articles of incorporation.

Class A shares have been listed for trading on the New York Stock Exchange under the symbol “JRN” since September 24, 2003. Class A shareholders are entitled to one vote per share. In February 2005, we announced a stock repurchase program of up to 5 million shares of our class A common stock over a term to expire in August 2006.

As of February 22, 2005, there were 3,357 record holders of class B common stock, 90 record holders of class A common stock and four record holders of class C common stock. We have no outstanding shares of preferred stock.

The high and low sales prices of our class A common shares for the four quarters of 2004 and for the third and fourth quarters of 2003 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2004 and third and fourth quarter of 2003 were as follows:

	2004			2003
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$20.35	$17.11	$0.065
Second Quarter	20.20	17.29	0.065
Third Quarter	18.99	15.71	0.065	$17.25	$16.05	$—
Fourth Quarter	18.15	15.48	0.065	18.80	16.40	0.065

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs and contractual restrictions. Pursuant to our articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than $0.57 per year. Our board of directors currently anticipates declaring annual dividends of $0.26 per class B and class A share and approximately $0.57 per class C share.

The terms of our credit facility provide that we cannot make distributions or dividends (other than distributions or dividends payable solely in stock) if an event of default under our credit facility then exists or would result there from.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The selected financial data for the years ended December 31, 2002, December 31, 2003 and December 26, 2004 and as of December 31, 2003 and December 26, 2004 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2000 and 2001 and as of December 31, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in all years presented.

	2004(1)	2003	2002	2001	2000
	(dollars and shares in thousands, except per share amounts)
Statement of Earnings Data
Revenue	$820,761	$798,289	$801,376	$808,787	$819,232
Operating costs and expenses	688,001	684,880	687,303	724,683	710,041

Operating earnings	132,760	113,409	114,073	84,104	109,191
Non-operating income (loss), net	(1,945)	(1,467)	339	1,235	884

Earnings from continuing operations before income taxes and accounting change	130,815	111,942	114,412	85,339	110,075
Income taxes	52,335	45,149	49,418	35,860	44,162

Earnings from continuing operations before accounting change	78,480	66,793	64,994	49,479	65,913
Gain (loss) from discontinued operations, net of taxes	—	—	(565)	(1,722)	471
Cumulative effect of accounting change, net of taxes	—	—	(6,509)	—	—

Net earnings(2)(3)	$78,480	$66,793	$57,920	$47,757	$66,384

Basic weighted average shares outstanding	72,931	78,645	79,291	84,252	81,301

Basic Earnings Per Share Amounts(4)
Continuing operations before accounting change	$1.05	$0.84	$0.82	$0.59	$0.81
Discontinued operations, net of taxes	—	—	(0.01)	(0.02)	0.01
Cumulative effect of accounting change, net of taxes	—	—	(0.08)	—	—

Net earnings(2)(3)	$1.05	$0.84	$0.73	$0.57	$0.82

Diluted weighted average shares outstanding	77,387	83,097	79,291	84,252	81,301

Diluted Earnings Per Share Amounts(4)
Continuing operations before accounting change	$1.01	$0.80	$0.82	$0.59	$0.81
Discontinued operations, net of taxes	—	—	(0.01)	(0.02)	0.01
Cumulative effect of accounting change, net of taxes	—	—	(0.08)	—	—

Net earnings(2)(3)	$1.01	$0.80	$0.73	$0.57	$0.82

Cash dividends
Common	$—	$0.500	$0.40	$0.45	$0.45
Class C	$0.57	$0.142	—	—	—
Class B	$0.26	$0.065	—	—	—
Class A	$0.26	$0.065	—	—	—

	2004(1)	2003	2002	2001	2000
	(dollars in thousands)
Segment Data
Revenue:
Publishing	$327,687	$316,976	$311,138	$320,615	$345,321
Broadcasting	172,073	150,744	152,749	134,801	149,886
Telecommunications	144,020	149,538	148,674	151,992	126,586
Printing services	76,308	85,958	97,841	114,612	107,334
Other	100,673	95,073	90,974	86,767	90,105

Total revenue	$820,761	$798,289	$801,376	$808,787	$819,232

Operating earnings (loss):(2)
Publishing	$43,708	$33,199	$30,315	$24,898	$39,265
Broadcasting	44,404	29,879	33,384	15,453	30,435
Telecommunications	34,691	38,858	40,956	48,007	40,114
Printing services	(367)	3,760	2,131	(756)	3,336
Other	10,324	7,713	7,287	(3,498)	(3,959)

Total operating earnings	$132,760	$113,409	$114,073	$84,104	$109,191

Other Financial Data
Depreciation(3)	$45,231	$46,381	$44,726	$40,882	$38,710
Amortization(3)	$1,396	$2,241	$1,909	$10,814	$11,408
EBITDA(3)	$179,387	$162,031	$160,708	$135,800	$159,309
Capital expenditures	$29,275	$39,685	$53,169	$90,172	$96,758
Cash dividends	$20,792	$44,080	$31,597	$37,866	$36,765
Cash Flow Data
Net cash provided by (used for):
Operating activities	$133,966	$128,523	$86,321	$117,342	$133,589
Investing activities	$(69,272)	$(40,213)	$(51,670)	$(107,075)	$(94,496)
Financing activities	$(66,763)	$(88,321)	$(31,714)	$(11,918)	$(33,035)
Balance Sheet Data
Property and equipment, net	$303,566	$314,595	$324,405	$320,436	$271,293
Intangible assets, net	$293,447	$253,731	$249,605	$261,346	$253,239
Total assets	$775,062	$747,175	$744,967	$730,778	$687,035
Total debt	$70,310	$84,000	$90,775	$4,420	$—
Shareholders’ equity	$489,495	$463,750	$476,544	$532,880	$508,519

(1)	Includes Green Bay, Wisconsin television station WGBA-TV and a local marketing agreement between WGBA-TV and WACY-TV from October 6.

(2)	Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and broadcast licenses are no longer amortized but are reviewed for impairment and written down and charged to net earnings when their carrying amounts exceed their estimated fair values. Adjusted net earnings and earnings per share are presented below, assuming this accounting change is applied retroactively as of January 1, 2000. The adjustment represents amortization expense for goodwill and broadcast licenses in 2000 and 2001.

	2004(1)	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
Net earnings	$78,480	$66,793	$57,920	$47,757	$66,384
Adjustment	—	—	—	5,454	5,447

Adjusted net earnings	$78,480	$66,793	$57,920	$53,211	71,831

Adjusted basic earnings per share(4)	$1.05	$0.84	$0.73	$0.63	$0.88

Adjusted diluted earnings per share(4)	$1.01	$0.80	$0.73	$0.63	$0.88

(3)	We define EBITDA as net earnings plus gain/loss from discontinued operations, net, cumulative effect of accounting change, net, provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA:

	2004(1)	2003	2002	2001	2000
	(dollars in thousands)
Net earnings	$78,480	$66,793	$57,920	$47,757	$66,384
(Gain) loss from discontinued operations, net	—	—	565	1,722	(471)
Cumulative effect of accounting change, net	—	—	6,509	—	—
Provision for income taxes	52,335	45,149	49,418	35,860	44,162
Total other (income) and expense	1,945	1,467	(339)	(1,235)	(884)
Depreciation	45,231	46,381	44,726	40,882	38,710
Amortization	1,396	2,241	1,909	10,814	11,408

EBITDA	$179,387	$162,031	$160,708	$135,800	$159,309

(4)	Gives effect to the three-for-one share exchange ratio related to our new capital structure as of September 29, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 26, 2004, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and direct marketing services business. Also included in other are corporate expenses and eliminations. On January 25, 2005, we sold our label printing business.

In 2004, Journal Communications recorded broad-based advertising revenue growth at our television and radio stations and our daily newspaper. Our operating earnings in the publishing and broadcast groups increased

31.7% and 48.6%, respectively, compared to 2003. The daily newspaper’s production facility continued to provide favorable year-over-year benefits from operating efficiencies and cost savings despite it having been in operation for more than one year. At the daily newspaper, classified and retail advertising increased and we continued to record gains in our online products and solo and shared mail. Additionally, commercial printing at our community newspapers and shoppers contributed to revenue growth in 2004. Operating earnings at our television stations increased 87.8%, reflecting significant political advertising at our operations in Milwaukee and Las Vegas – both located in political ‘swing’ states – and Olympics advertising at our NBC affiliates in Milwaukee and Palm Springs. Operating earnings at our radio stations increased 18.4% over last year. Our telecommunications segment continues to grow its enterprise revenue, which was up 7.0% in 2004. As expected, the wholesale telecommunications business experienced continued pricing pressure and service disconnections in the year, resulting in a 10.4% drop in revenue. Operating earnings decreased at our printing services company due to reduced sales volume from several computer-related customers and production inefficiencies. As we move into 2005, we anticipate further margin expansion in our publishing segment, continued improvement in developmental markets in radio and television and tougher comparisons at our television stations due to an off-cycle year in political and Olympic advertising. In our telecommunications segment, we expect ongoing declines in wholesale revenue partially offset by growth in the enterprise business. The fiscal year 2004 contained 361 days, while the fiscal year 2003 contained 365 days.

Acquisitions

On December 3, 2004, we acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system, and carrier services solutions, in Grand Rapids, MI. The cash purchase price was $1.1 million.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The cash purchase price for WGBA-TV was $43.2 million.

On November 26, 2003, we acquired the business and certain assets of two radio stations in the Springfield, Missouri market, KZRQ-FM, which is licensed to Mt. Vernon, Missouri, and KSGF-FM, which is licensed to Ash Grove, Missouri. The cash purchase price for the stations was $5.3 million.

On June 3, 2003, our community newspapers and shoppers business acquired the business and certain assets of the Antigo Area Shopper’s Guide. The cash purchase price for the publication was $1.5 million.

Subsequent Event

On January 25, 2005, we entered into a definitive asset purchase agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The preliminary purchase price, excluding certain real estate holdings, was $27.0 million in cash. In 2004, NorthStar Print Group, Inc. contributed approximately $56.8 million in revenues and approximately $6.9 million in operating earnings, including a $3.1 million gain on the sale of property. NorthStar Print Group, Inc. will be accounted for as a discontinued operation beginning with the first quarter ending March 27, 2005.

Results of Operations

2004 compared to 2003

Consolidated

Our consolidated operating revenue in 2004 was $820.8 million, an increase of $22.5 million, or 2.8%, compared to $798.3 million in 2003. Our consolidated operating costs and expenses in 2004 were $463.7 million, an increase of $4.6 million, or 1.0%, compared to $459.1 million in 2003. Our consolidated selling and administrative expenses in 2004 were $224.3 million, a decrease of $1.5 million, or 0.7%, compared to $225.8 million in 2003.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2004 and 2003:

	2004	Percent of Total Revenue	2003	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$327.7	39.9%	$317.0	39.7%
Broadcasting	172.1	21.0	150.7	18.9
Telecommunications	144.0	17.5	149.5	18.7
Printing services	76.3	9.3	86.0	10.8
Other	100.7	12.3	95.1	11.9

Total revenue	820.8	100.0	798.3	100.0
Total operating costs and expenses	463.7	56.5	459.1	57.5
Selling and administrative expenses	224.3	27.3	225.8	28.3

Total operating costs and expenses and selling and administrative expenses	688.0	83.8	684.9	85.8

Total operating earnings	$132.8	16.2%	$113.4	14.2%

The increase in total revenue was due to increases in political and issue, local and Olympics advertising revenue at our television stations, increases in other advertising, classified, and retail advertising revenue at our daily newspaper, increases in local advertising revenue at our radio stations, an increase in postage and freight revenue associated with mailing services at our direct marketing services business, an increase in enterprise services revenue at our telecommunications business, an increase in printing revenue at our community newspapers and shoppers and an increase in gravure label printing revenue. These increases were partially offset by a decrease in revenue from several computer-related customers in our printing services business and a decrease in wholesale telecommunications revenue due to customer disconnections and contract repricings.

The increase in total operating costs and expenses is due to an increase in postage and freight expense associated with mailing services revenue at our direct marketing business, an increase in newsprint expense at our publishing businesses, an increase in news and technology expenses at our television stations and a charge for voluntary terminations at our daily newspaper. These increases were offset by the decrease in operating costs due to the revenue decrease at our printing services business, increased operating efficiencies and productivity benefits at our daily newspaper’s new production facility, cost reduction initiatives at our community newspapers and shoppers business and the decrease in operating costs due to the revenue decrease at our telecommunications business.

The decrease in selling and administrative expenses is primarily due to overall cost reduction initiatives at our publishing businesses and a reduction in postretirement benefit expense in 2004 in our other segment. These expense decreases were partially offset by an increase in sales, promotion and incentive compensation expense at our television and radio stations and a charge for bad debt at our direct marketing services business.

Our consolidated operating earnings in 2004 were $132.8 million, an increase of $19.4 million, or 17.1%, compared to $113.4 million in 2003. The following table presents our operating earnings by segment for 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$43.7	32.9%	$33.2	29.3%
Broadcasting	44.4	33.4	29.9	26.3
Telecommunications	34.7	26.1	38.8	34.3
Printing services	(0.3)	(0.2)	3.8	3.3
Other	10.3	7.8	7.7	6.8

Total operating earnings	$132.8	100.0%	$113.4	100.0%

The increase in total operating earnings was primarily due to revenue increases at our television stations, productivity benefits from the daily newspaper’s new production facility, cost reduction initiatives at our community newspapers and shoppers, the increase in revenue at our daily newspaper and at our radio stations, and a charge for employment taxes recorded in 2003. These increases were partially offset by a decrease in sales volume and production inefficiencies at our printing services business, wholesale telecommunications service disconnections and contract repricings, changes in business mix and a charge for bad debt expense at our direct marketing business, and an additional depreciation charge which conformed asset lives across our businesses.

Our consolidated EBITDA in 2004 was $179.4 million, an increase of $17.4 million, or 10.7%, compared to $162.0 million in 2003. We define EBITDA as net earnings plus provision for income taxes, total other expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance and value prospective acquisitions. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$78.5	$66.8
Provision for income taxes	52.3	45.1
Total other expense	2.0	1.5
Depreciation	45.2	46.4
Amortization	1.4	2.2

EBITDA	$179.4	$162.0

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, publishing, and other segments offset by a decrease in operating earnings at our printing services and telecommunications segments.

Publishing

Revenue from publishing in 2004 was $327.7 million, an increase of $10.7 million, or 3.4%, compared to $317.0 million in 2003. Operating earnings from publishing were $43.7 million, an increase of $10.5 million, or 31.7%, compared to $33.2 million in 2003.

The following table presents our publishing revenue and operating earnings for 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Revenue	$229.1	$98.6	$327.7	$219.6	$97.4	$317.0	3.4

Operating earnings	$38.4	$5.3	$43.7	$29.0	$4.2	$33.2	31.7

The following table presents our publishing revenue by category for 2004 and 2003:

	2004			2003
	Daily Newspaper	Community Newspaper & Shoppers	Total	Daily Newspaper	Community Newspaper & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$83.5	$55.5	$139.0	$80.7	$56.1	$136.8	1.6
Classified	63.8	9.1	72.9	60.7	8.7	69.4	5.2
General	11.5	—	11.5	11.0	—	11.0	4.9
Other	21.7	1.9	23.6	18.2	2.0	20.2	17.1

Total advertising revenue	180.5	66.5	247.0	170.6	66.8	237.4	4.1
Circulation revenue	43.2	2.9	46.1	43.9	2.9	46.8	(1.4)
Other revenue	5.4	29.2	34.6	5.1	27.7	32.8	5.1

Total revenue	$229.1	$98.6	$327.7	$219.6	$97.4	$317.0	3.4

Advertising revenue in 2004 accounted for 75.4% of total publishing revenue compared to 74.9% in 2003.

Retail advertising revenue in 2004 was $139.0 million, an increase of $2.2 million, or 1.6.%, compared to $136.8 million in 2003. A $2.8 million increase in daily newspaper retail advertising was partially offset by a $0.6 million decrease in community newspapers and shoppers retail advertising. The $2.8 million increase at the daily newspaper was primarily due to an increase in automotive advertising caused by certain advertisers switching their ad placement from the classified section to the retail section of the paper, taking advantage of the enhanced color capabilities of our new presses together with increases in several advertiser categories. Combined retail and classified automotive advertising increased 0.6% in 2004 compared to 2003. A new weekly tabloid-style publication, mke, which was introduced in the fourth quarter of 2004, contributed $0.2 million. The $0.6 million decrease at our community newspapers and shoppers was primarily due to a reduction in automotive and preprint insert advertising.

Classified advertising revenue in 2004 was $72.9 million, an increase of $3.5 million, or 5.2%, compared to $69.4 million in 2003. At our daily newspaper, increases in employment advertising of $2.0 million, real estate advertising of $1.3 million, general/other advertising of $1.0 million and an increase of $0.4 million at our community newspapers and shoppers were partially offset by a decrease in automotive advertising at our daily newspaper of $1.2 million. Employment advertising, which accounted for 36.5% of classified advertising at the daily newspaper in 2004, increased 9.6% compared to 2003. We believe the increase in employment advertising is due to job growth in the Milwaukee, Wisconsin area. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to the retail section of the paper.

General advertising revenue in 2004 was $11.5 million, an increase of $0.5 million, or 4.9%, compared to $11.0 million in 2003. The increase was due to an increase in preprints from national advertisers and computer hardware advertisers and an increase in airline/travel industry ROP advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category for 2004 and 2003:

	2004	2003	Percent Change
Advertising linage (inches):
Full run
Retail	724,220	724,116	—
Classified	850,820	877,715	(3.1)
General	54,213	51,521	5.2

Total full run	1,629,253	1,653,352	(1.5)
Part run	172,125	124,937	37.8

Total advertising linage	1,801,378	1,778,289	1.3

Preprint pieces (in thousands)	800,700	834,587	(4.1)

Total advertising linage in 2004 increased 1.3% compared to 2003. The increase was due to a 37.8% increase in part run advertising linage. Part run advertising linage increased in 2004 due to an increase in zoned classified and retail advertising. Full run advertising linage in 2004 decreased 1.5% compared to 2003 due to a 3.1% decrease in classified ROP advertising linage partially offset by a 5.2% increase in general ROP advertising linage. Retail ROP advertising linage in 2004 was essentially even compared to 2003. The decrease in classified advertising linage is due to a decrease in automotive advertising partially offset by an increase in employment advertising. The increase in general advertising linage is consistent with the increases in general ROP advertising revenue. Preprint advertising pieces decreased 4.1% due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers business for 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	100,156	109,114	(8.2)
Shoppers and specialty products	108,979	114,554	(4.9)

Total full pages of advertising	209,135	223,668	(6.5)

Revenue per page	$282.96	$264.54	7.0

Total full pages of advertising for our community newspapers and shoppers business in 2004 decreased 6.5% compared to 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page and discontinuing certain papers. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 7.0% primarily due to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in 2004, consisting of revenue from direct mail and event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $23.6 million, an increase of $3.4 million, or 17.1%, compared to $20.2 million in

2003. The increase was due to a $1.7 million increase in Journal Interactive advertising and a $1.7 million increase in direct mail advertising and printing at our daily newspaper. Other advertising revenue at our community newspapers and shoppers in 2004 was essentially even compared to 2003.

Circulation revenue in 2004 accounted for 14.1% of total publishing revenue compared to 14.8% in 2003. Circulation revenue in 2004 was $46.1 million, a decrease of $0.7 million, or 1.4%, compared to $46.8 million in 2003. The decrease is primarily due to lower daily and Sunday average net paid circulation for single copy and home delivery and a lower average rate per copy for the Sunday edition at our daily newspaper. Revenue was essentially flat at our community newspapers and shoppers while average paid circulation decreased 1.8%.

At our daily newspaper for the March 2005 Audit Bureau of Circulations Publisher’s Statement, we are projecting a year-over-year decline in the six-month average net paid circulation for Sunday copies of approximately 3.7%, and the six-month average net paid circulation for daily copies to be essentially flat. For the 12-month average net paid circulation for the period ending March 31, 2005, we are projecting annual declines of approximately 0.8% in daily copies and approximately 2.1% in Sunday copies as compared with the Audit Bureau of Circulations audited figures for the prior 12-month period. These declines are due to changes in certain third party and single copy circulation programs and a decrease in both single copy sales and home delivery.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.5% of total publishing revenue in 2004 compared to 10.3% in 2003. Other revenue in 2004 was $34.6 million, an increase of $1.8 million, or 5.1%, compared to $32.8 million in 2003. The increase was due to a $1.5 million increase in printing revenue at our community newspapers and shoppers primarily due to sales volume increases and a $0.3 million increase in distribution revenue and commercial printing revenue at the daily newspaper.

Publishing operating earnings in 2004 were $43.7 million, an increase of $10.5 million, or 31.7%, compared to $33.2 million in 2003. The increase was primarily due to $5.1 million in productivity benefits related to the daily newspaper’s new production facility, $2.7 million in savings from cost reduction initiatives at our community newspapers and shoppers, and the increase in revenue at both our daily newspaper and our community newspapers and shoppers. These operating earnings increases were partially offset by an increase in newsprint costs at our daily newspaper and community newspapers and shoppers, a charge for voluntary terminations at our daily newspaper, an increase in bad debt expense and a loss on fixed asset disposal at our community newspapers and shoppers. Total newsprint cost in 2004 was $43.1 million, an increase of $3.2 million, or 8.0%, compared to $39.8 million in 2003. The increase in the cost of newsprint was primarily attributed to a 9.9% average price increase per metric ton.

As of March 31, 2003, all production and distribution of the daily newspaper was transitioned to the new production facility. Production and distribution of the newspaper was performed at both the old and new production facilities from October 2002 until March 2003.

Broadcasting

Revenue from broadcasting in 2004 was $172.1 million, an increase of $21.4 million, or 14.1%, compared to $150.7 million in 2003. Operating earnings from broadcasting in 2004 were $44.4 million, an increase of $14.5 million, or 48.6%, compared to $29.9 million in 2003.

The following table presents our broadcasting revenue and operating earnings for 2004 and 2003:

	2004			2003			Percent Change
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Revenue	$82.3	$89.8	$172.1	$77.9	$72.8	$150.7	14.1

Operating earnings	$19.8	$24.6	$44.4	$16.8	$13.1	$29.9	48.6

Revenue from our radio stations in 2004 was $82.3 million, an increase of $4.4 million, or 5.6%, compared to $77.9 million in 2003. The increase was primarily attributed to a $4.5 million increase in local advertising revenue and a $1.1 million increase in political and issue advertising offset by a $1.1 million decrease in national advertising and a $0.1 million decrease in other revenue.

Operating earnings from our radio stations in 2004 were $19.8 million, an increase of $3.0 million, or 18.4%, compared to $16.8 million in 2003. The increase was primarily attributed to the increase in revenue and reduced national sales commissions offset by an increase in technology expense, incentive compensation, and programming expenses.

Revenue from our television stations in 2004 was $89.8 million, an increase of $17.0 million, or 23.4%, compared to $72.8 million in 2003. The increase was primarily attributed to a $11.5 million increase in political and issue advertising, a $3.8 million increase in local advertising, a $2.5 million increase in Olympics advertising revenue, and a $0.3 million increase in other revenue offset by a $1.1 million decrease in national advertising.

Operating earnings from our television stations in 2004 were $24.6 million, an increase of $11.5 million, or 87.8%, compared to $13.1 million in 2003. The increase was primarily attributed to the increase in revenue partially offset by increases in news, promotion, technology, incentive compensation and sales expenses.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The aggregate purchase price for WGBA-TV was $43.2 million. This acquisition contributed $2.8 million in revenue and $0.7 million in operating earnings in 2004.

Telecommunications

Revenue from telecommunications in 2004 was $144.0 million, a decrease of $5.5 million, or 3.7%, compared to $149.5 million in 2003. Operating earnings from telecommunications in 2004 were $34.7 million, a decrease of $4.1 million, or 10.7%, compared to $38.8 million in 2003.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in 2004 was $82.2 million, a decrease of $9.5 million, or 10.4%, compared to $91.7 million in 2003. The decrease was primarily due to service disconnections and lower pricing on customer contract renewals. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs by consolidating traffic on least cost routes will continue. Monthly recurring revenue from wholesale services at the end of 2004 was $6.4 million compared to $6.9 million at the beginning of 2004 and $7.5 million at the beginning of 2003. During 2004, new circuit connections of $0.6 million in monthly recurring revenue were more than offset by service disconnections and repricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers, who include MCI (formerly WorldCom Inc.) and Global Crossing, accounted for 37.0% and 38.1% of our telecommunications revenue in 2004 and 2003, respectively. During 2004, we signed a three- year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region. This agreement resulted in service disconnections and reduced pricing from those that had previously been in effect and a number of circuit service orders were renewed and re-priced. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. The effect of the pricing provisions will occur at various times throughout 2005. We believe they will remain a significant customer, though we can not predict the outcome of a potential sale or merger of MCI. When the terms of the agreements with Global Crossing and MCI are in full effect, it is expected that neither customer will individually account for more than 10% of our telecommunications revenue.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in 2004 was $61.8 million, an increase of $4.0 million, or 7.0%, compared to $57.8 million in 2003. The increase was primarily attributed to an increase in the services utilized by our exisiting customers. Monthly recurring revenue from enterprise advanced data services at the end of 2004 was $3.4 million compared to $3.3 million at the beginning of 2004 and $3.0 million at the beginning of 2003. In 2003, regulators approved SBC Communications Inc.’s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for enterprise telecommunication services is adversely impacting us through the loss of existing customers or by reducing the success rate of securing new customers. We have been proactively working with our customers by leveraging our customer service abilities and adding new bundled services as we extend contracts at reduced prices.

In December 2004, we acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system and carrier services solutions in Grand Rapids, MI. The cash purchase price was $1.1 million.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale revenue, higher operating costs and expenses associated with the higher mix of enterprise revenue, and gains on the sales of towers in 2003. Partially offsetting these earnings decreases were decreases in selling and promotional expenses, bad debt expense, and a lease abandonment charge in 2003.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and enterprise customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Revenue from printing services in 2004 was $76.3 million, a decrease of $9.7 million, or 11.2%, compared to $86.0 million in 2003. Operating loss from printing services in 2004 was $0.3 million, a decrease of $4.1 million, compared to operating earnings of $3.8 million in 2003.

The decrease in printing services revenue was primarily attributed to decreases in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers. These decreases were partially offset by an increase in publication printing revenue primarily from newly acquired business.

Dell Computer Corporation accounted for 24.4% and 29.1% of our printing services revenue in 2004 and 2003, respectively. In 2004, Dell decided to eliminate supplying its customers with certain items that we produce and, as a result, our revenue from Dell declined by $6.4 million. We anticipate our revenue from Dell will further decline in 2005. This changing relationship with Dell represents an important step in our long-term strategy to minimize our reliance on a single customer in our printing services segment and to return to our core printing business.

The decrease in printing services operating earnings was primarily attributed to the decrease in sales volume, production inefficiencies on print work, charges for workforce reductions, and a charge for some of the costs incurred for a discontinued software system implementation project. These earnings decreases were partially offset by lower production costs due to the decrease in sales volume and cost reduction initiatives.

Other

Other revenue in 2004 was $100.7 million, an increase of $5.6 million, or 5.9%, compared to $95.1 million in 2003. Other operating earnings in 2004 were $10.3 million, an increase of $2.6 million, or 33.9%, compared to $7.7 million in 2003.

The following table presents our other revenue and operating earnings for 2004 and 2003:

	2004				2003				Percent Change
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Revenue	$58.6	$46.9	$(4.8)	$100.7	$57.4	$42.0	$(4.3)	$95.1	5.9

Operating earnings	$6.9	$0.4	$3.0	$10.3	$2.9	$2.4	$2.4	$7.7	33.9

The increase in other revenue in 2004 compared to 2003 was primarily attributed to an increase in postage amounts and mailing services at our direct marketing services business and an increase in gravure label sales, including sales to our largest customer, SAB/Miller Brewing Company, at our label printing business partially offset by a decrease in list and printing services at our direct marketing services business due to the loss of a customer. Included in revenue and operating costs and expenses from our direct marketing services business is $26.4 million and $22.3 million of postage amounts billed to customers in 2004 and 2003, respectively.

The increase in other operating earnings was primarily attributed to a $3.1 million gain on the sale of property at our label printing business and a $1.7 million employment tax charge in 2003. These operating earnings increases were partially offset by a $3.2 million gain on the sale of property in 2003, an unfavorable change in the business mix at our direct marketing business and a charge for bad debt expense.

SAB/Miller Brewing Company accounted for 45.5% and 45.3% of our label printing business’ revenue in 2004 and 2003, respectively.

Non-Operating Income and Taxes

Interest income and dividends in 2004 was $0.3 million compared to $0.4 million in 2003. Interest expense in 2004 was $2.3 million, an increase of $0.4 million, or 19.4%, compared to $1.9 million in 2003. Gross interest expense from borrowings under our credit agreement was $1.8 million in 2004 and 2003. Amortization of deferred financing costs was $0.4 million in 2004 and $0.1 million in 2003.

The effective tax rate was 40.0% in 2004 and 40.3% in 2003.

Earnings per Share

Our basic and diluted earnings per share in 2004 were $1.05 and $1.01, respectively, an increase of $0.21 compared to basic and diluted earnings per share of $0.84 and $0.80, respectively, in 2003. Earnings per share amounts reflect our new capital structure as of September 29, 2003 and our follow-on equity offering and tender offer completed in June 2004.

2003 compared to 2002

Consolidated

Our consolidated revenue in 2003 was $798.3 million, a decrease of $3.1 million, or 0.4%, compared to $801.4 million in 2002. Our consolidated operating costs and expenses in 2003 were $455.8 million, an increase of $8.2 million, or 1.8%, compared to $447.6 million in 2002. Our consolidated selling and administrative expenses in 2003 were $229.1 million, a decrease of $10.6 million, or 4.4%, compared to $239.7 million in 2002.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2003 and 2002:

	2003	Percent of Total Revenue	2002	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$317.0	39.7%	$311.1	38.8%
Broadcasting	150.7	18.9	152.8	19.1
Telecommunications	149.5	18.7	148.7	18.6
Printing services	86.0	10.8	97.8	12.2
Other	95.1	11.9	91.0	11.3

Total revenue	798.3	100.0	801.4	100.0
Total operating costs and expenses	459.1	57.5	450.9	56.3
Selling and administrative expenses	225.8	28.3	236.4	29.5

Total operating costs and expenses and selling and administrative expenses	684.9	85.8	687.3	85.8

Total operating earnings	$113.4	14.2%	$114.1	14.2%

The decrease in total revenue was due to a reduction in revenue from our largest customer in our printing services business, carrier customer disconnections at our telecommunications business and the decrease in Olympic and political and issue advertising at our television stations. These decreases were partially offset by an increase in long distance services for enterprise customers at our telecommunications business, increases in retail and other advertising at our daily newspaper, an increase in direct mail services from our direct marketing services business and an increase in gravure label printing from our label printing business.

The increase in total operating costs and expenses was primarily due to additional costs related to the daily newspaper’s transition to its new production facility and the increase in depreciation expense for this new facility, the increase in newsprint costs at our publishing businesses, the increase in technology, depreciation and programming expenses at our television broadcasting business, an increase in operating costs and expenses associated with the increase in revenue in our enterprise telecommunications business and an increase in revenue at our direct marketing business. These increases were partially offset by lower costs at our printing services business due to the decrease in revenue.

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

Our consolidated operating earnings in 2003 were $113.4 million, a decrease of $0.7 million, or 0.6%, compared to $114.1 million in 2002. The following table presents our operating earnings by segment for 2002 and 2003:

	2003	Percent of Total Operating Earnings	2002	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$33.2	29.3%	$30.3	26.6%
Broadcasting	29.9	26.3	33.4	29.3
Telecommunications	38.8	34.3	41.0	35.9
Printing services	3.8	3.3	2.1	1.8
Other	7.7	6.8	7.3	6.4

Total operating earnings	$113.4	100.0%	$114.1	100.0%

The decrease in total operating earnings was primarily due to the increase in technology, depreciation and programming costs at our television broadcasting business and wholesale service disconnections and the decrease in the profit margin due to the change in the revenue mix at our telecommunications business partially offset by the structural reorganization and cost reduction initiatives at our community newspapers and shoppers business, the reduction in operational costs due to the decrease in revenue at our printing services business, the decrease in promotional and sales expenses at our radio broadcasting business and the gain on the sale of property in our other segment.

Our consolidated EBITDA in 2003 was $162.0 million, an increase of $1.3 million, or 0.8%, compared to $160.7 million in 2002. We define EBITDA as net earnings plus gain/loss from discontinued operations, net, cumulative effect of accounting change, net, provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2003 and 2002:

	2003	2002
	(dollars in millions)
Net earnings	$66.8	$57.9
Loss from discontinued operations, net	—	0.6
Cumulative effect of accounting change, net	—	6.5
Provision for income taxes	45.1	49.4
Total other (income) expense	1.5	(0.3)
Depreciation	46.4	44.7
Amortization	2.2	1.9

EBITDA	$162.0	$160.7

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

The following table presents our publishing revenue and operating earnings for 2003 and 2002:

	2003			2002			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Revenue	$219.6	$97.4	$317.0	$212.9	$98.2	$311.1	1.9

Operating earnings	$29.0	$4.2	$33.2	$28.7	$1.6	$30.3	9.5

The following table presents our publishing revenue by category for 2003 and 2002:

	2003			2002			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$80.7	$56.1	$136.8	$75.5	$57.0	$132.5	3.2
Classified	60.7	8.7	69.4	62.4	9.7	72.1	(3.7)
General	11.0	—	11.0	10.1	—	10.1	8.9
Other	18.2	2.0	20.2	15.9	1.4	17.3	16.8

Total advertising revenue	170.6	66.8	237.4	163.9	68.1	232.0	2.3
Circulation revenue	43.9	2.9	46.8	45.3	3.1	48.4	(3.3)
Other revenue	5.1	27.7	32.8	3.7	27.0	30.7	6.8

Total revenue	$219.6	$97.4	$317.0	$212.9	$98.2	$311.1	1.9

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

The following table presents our daily newspaper’s core newspaper advertising linage by category for 2003 and 2002:

	2003	2002	Percent Change
Advertising linage (inches in thousands):
Full run
Retail	724,116	695,242	4.2
Classified	877,715	920,396	(4.6)
General	51,521	52,678	(2.2)

Total full run	1,653,352	1,668,316	(0.9)
Part run	124,937	80,313	55.6

Total advertising linage	1,778,289	1,748,629	1.7

Preprint pieces (in thousands)	834,587	760,523	9.7

Total advertising linage in 2003 increased 1.7% compared to 2002. The increase was largely due to a 55.6% increase in part run linage offset by a 0.9% decrease in full run linage. Part run linage increased in 2003 due to an increase in zoned retail advertising. Full run linage in 2003 decreased primarily due to a 4.6% decrease in classified advertising and a 2.2% decrease in general ROP advertising partially offset by a 4.2% increase in retail advertising. The decrease in classified advertising linage is consistent with the decrease in classified advertising revenue and the decrease in general advertising linage is due to a switch from general ROP to preprints. The increase in retail advertising lineage is consistent with our increase in retail ROP revenue. Preprint advertising pieces rose 9.7% due to the increase in retail and general preprint revenue.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for 2003 and 2002:

	2003	2002	Percent Change
Full pages of advertising:
Community newspapers	109,114	117,600	(7.2)
Shoppers and specialty products	114,554	118,755	(3.5)

Total full pages of advertising	223,668	236,355	(5.4)

Revenue per page	$264.54	$258.05	2.5

Total pages of full page advertising for our community newspapers and shoppers in 2003 decreased 5.4% compared to 2002. The decrease was due to a decrease in advertising in community newspapers and shoppers offset by an increase in advertising in specialty pages. Revenue per page increased 4.1% primarily due to rate increases which contributed to a decrease in advertising revenue and the number of full pages of advertising.

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

Circulation revenue in 2003 accounted for 14.8% of total publishing revenue compared to 15.6% in 2002. Circulation revenue in 2003 was $46.8 million, a decrease of $1.6 million, or 3.3%, compared to $48.4 million in 2002. The decrease in circulation revenue is mainly attributed to an increase in reduced rate offerings at the daily newspaper. During 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas increased since offering the discounts. According to the Audit Bureau of Circulations’ Newspaper Publisher’s Statement for the six month period ended September 30, 2003, average net paid circulation increased 0.8% for both the daily edition and the Sunday edition compared to the six month period ended September 2002. Average paid circulation for our community newspapers decreased 1.6% in 2003 compared to 2002.

Other revenue, which consists of revenue from commercial printing at the print plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in 2003 accounted for 10.3% of total publishing revenue compared to 9.8% in 2002. Other revenue in 2003 was $32.8 million, an increase of $2.1 million, or 6.8%, compared to $30.7 million in 2002. The increase was primarily attributed to the $1.2 million of commercial printing revenue at the daily newspaper as a result of the increased printing capabilities and capacity of our new presses and an increase of $0.8 million in printing revenue at our community newspapers and shoppers from new customers.

Publishing operating earnings in 2003 were $33.2 million, an increase of $2.9 million, or 9.5%, compared to $30.3 million in 2002. The increase was primarily due to $1.9 million in savings from the structural reorganization and other cost reduction initiatives of our community newspapers and shoppers business, the decrease in payroll expenses primarily related to the daily newspaper’s new production facility and the increase in revenue at our daily newspaper. These increases were partially offset by an increase in depreciation expense and the additional costs related to the initial start-up of the daily newspaper’s new production facility and running duplicate production operations during the first quarter of 2003, an increase in operating costs due to the increased commercial printing volume, the increase in direct mail advertising revenue and an increase in the cost of newsprint. Total newsprint cost in 2003 was $39.8 million, an increase of $1.6 million, or 4.2%, compared to $38.2 million in 2003. The increase in the cost of newsprint was primarily attributed to a 8.0% average price increase per metric ton and partially offset by $1.6 million in savings at the daily newspaper from utilizing a smaller page size.

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

The following table presents our broadcasting revenue and operating earnings for 2003 and 2002:

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

Revenue from our television stations in 2003 was $72.8 million, a decrease of $1.8 million, or 2.4%, compared to $74.6 million in 2002. The decrease was primarily attributed to a $4.3 million decrease in political and issue advertising revenue and a $2.6 million decrease in Olympics advertising revenue offset by a $5.2 million increase in local advertising and a $0.1 million increase in national advertising.

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

MCI and Global Crossing together accounted for 18.0% and 20.1% of our telecommunications revenue in 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and emerged in December 2003. During 2004, we signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region. This agreement resulted in service disconnections and reduced pricing from those that had previously been in effect and a number of circuit service orders were renewed and re-priced. MCI filed for Chapter 11 bankruptcy protection in July 2002 and emerged in April 2004. In April 2003, we sold our MCI pre-petition receivable, net of applicable “set-off” accounts payable, to a third party. We continue to provide services to MCI and receive advance or timely payment for those services. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace existing circuits being disconnected. We believe they will remain a significant customer, though we can not predict the outcome of a potential sale or merger of MCI. In 2003, we continued to record monthly revenues from MCI that remained at recent levels and are not wholly reflective of the coming transition to contract renewal terms. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana,

Minnesota and Illinois. Revenue from enterprise services in 2003 was $57.8 million, an increase of $6.4 million, or 12.4%, compared to $51.4 million in 2002. The increase was primarily attributed to an increase in the number of customers served, principally providing long distance services. Monthly recurring revenue from enterprise advanced data services at the end of 2003 was $3.3 million compared to $3.0 million at the beginning of 2003 and 2002. Recently, regulators approved SBC Communications Inc.’s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for enterprise telecommunication services could adversely impact us through the loss of existing customers or by reducing the success rate of securing new customers.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003 and 2002, a decrease in profit margin due to higher operating costs and expenses associated with the higher mix of enterprise revenue, the recording of a lease abandonment expense and an increase in depreciation expense, partially offset by gains on the sales of towers and a decrease in bad debt expense.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and enterprise customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Revenue from printing services in 2003 was $86.0 million, a decrease of $11.8 million, or 12.1%, compared to $97.8 million in 2002. Operating earnings from printing services in 2003 were $3.8 million, an increase of $1.7 million, or 76.4%, compared to $2.1 million in 2002.

The decrease in printing services revenue was primarily attributed to the reduction in revenue from our largest customer, Dell Computer Corporation, resulting from its decision to purchase certain products that are supplied by a different vendor and the loss of sales resulting from the consolidation of assembly and fulfillment operations into Michigan during 2002. These decreases have been offset by an increase in publication printing revenue.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs due to the decrease in revenue, the closure of our CD-ROM mastering and replication operations and cost reduction initiatives. These increases were partially offset by a $0.5 million charge for the settlement of a customer invoicing dispute and $0.9 million in closure costs for the CD-ROM mastering and replications operations.

Dell Computer Corporation accounted for 29.1% and 38.4% of our printing services revenue in 2003 and 2002, respectively.

Other

Other revenue in 2003 was $95.1 million, an increase of $4.1 million, or 4.5%, compared to $91.0 million in 2002. Other operating earnings in 2003 were $7.7 million, an increase of $0.4 million, or 5.8%, compared to $7.3 million in 2002.

The following table presents our other revenue and operating earnings for 2003 and 2002:

	2003				2002
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$57.4	$42.0	$(4.3)	$95.1	$56.5	$38.3	$(3.8)	$91.0	4.5

Operating earnings	$2.9	$2.4	$2.4	$7.7	$2.4	$(0.1)	$5.0	$7.3	5.8

The increase in other revenue was primarily attributed to an increase in list and database marketing services at our direct marketing services business and an increase in our label printing operation with new products for our consumer goods and beverage customers. Included in revenue and operating costs and expenses from our direct marketing services business is $22.2 million and $21.2 million of postage amounts billed to customers in 2003 and 2002, respectively.

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

Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in 2003 were $0.4 million, a decrease of $0.6 million, or 55.1%, compared to $1.0 million in 2002. The decrease was primarily attributed to the decrease in the invested balances of cash and cash equivalents and interest income received in 2002 from refunds of state income taxes. Interest expense in 2003 was $1.9 million compared to $0.6 million in 2002. The increase was primarily attributed to $0.1 million of interest expense being capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in 2003 compared to $1.2 million in 2002. Gross interest expense from borrowings under our credit agreement was $1.8 million in 2003 and $1.6 million in 2002. Amortization of deferred financing costs was $0.1 million in 2003 related to our new $350 million unsecured revolving credit facility entered into in September 2003.

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

Earnings per Share

Our basic and diluted earnings per share in 2003 were $0.84 and $0.80, respectively, an increase of $0.11 and $0.07, respectively, compared to basic and diluted earnings per share of $0.73 in 2002. Earnings per share amounts reflect our new capital structure effected by our initial public offering in September 2003 and the tender offer that was completed in November 2003.

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

On June 15, 2004, we completed a tender offer for our class B common stock at $18.55 per share, in which we purchased 8,005,203 shares for $148.7 million. We used additional borrowings available under our $350 million debt facility and a portion of the net proceeds of the follow-on equity offering to fund the tender offer.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of December 26, 2004, we had borrowings outstanding of $70.3 million under the facility at a weighted average interest rate of 3.29%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, an annual fee of $0.1 million is being amortized using the straight line method from October 2004 through September 2005. The material covenants of this agreement include the following:

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

As of December 26, 2004, we are in compliance with all of our material covenants.

Cash balances were $6.4 million at December 26, 2004. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. In January 2005, the proceeds from the sale of our label printing business reduced our $350 million unsecured revolving credit facility. In February 2005, we announced a stock repurchase program of up to 5 million shares of our class A common stock over a term to expire in August 2006.

Cash Flow

Cash provided by operating activities was $134.0 million in 2004 compared to $128.5 million in 2003. The increase was primarily due to the increase in net earnings.

Cash used for investing activities was $69.3 million in 2004 compared to $40.2 million in 2003. Acquisition of business were $44.6 million in 2004 compared to $6.8 million in 2003. Capital expenditures for property and equipment were $29.3 million in 2004 compared to $39.7 million in 2003. Proceeds from the sales of assets were $4.6 million in 2004 compared to $6.3 million in 2003.

Cash used for financing activities was $66.8 million in 2004 compared to $88.3 million in 2003. Borrowings under our new credit facility during 2004 were $276.4 million and we made payments of $290.1 million. We decreased our borrowing under our old credit agreement by $90.8 million in 2003. In 2004, we received $116.5 million in proceeds from the issuance of common stock, of which we received $115.9 million in net proceeds from the issuance of our class A common stock and employees purchased $0.6 million worth of our class B-2 common stock under our Employee Stock Purchase Plan. In 2004, we paid $148.7 million to purchase and retire our class B common stock compared to $300.3 million in 2003. We paid cash dividends of $20.8 million and $44.1 million in 2004 and 2003, respectively.

Contractual Obligations

Our contractual obligations are summarized below.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes payable to banks(1)	$78.8	$2.3	$4.6	$71.9	$—
Operating leases	51.7	13.7	15.3	10.1	12.6
Purchase commitments	144.9	45.9	70.4	28.5	0.1
Other long-term liabilities	14.2	3.6	6.2	3.0	1.4

Total	$289.6	$65.5	$96.5	$113.5	$14.1

(1)	Includes the associated interest calculated on our borrowings of $70.3 million outstanding as of December 26, 2004 at a weighted average rate of 3.29%.

Our long-term notes payable to banks are borrowings under our $350 million unsecured revolving credit facility which expires on September 4, 2008. As of December 26, 2004, we had borrowings outstanding of $70.3 million under the facility. Other long-term liabilities consist primarily of obligations for non-compete agreements resulting from acquisitions and deposits received from subleases of building operating leases. We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by us. Purchase commitments for newsprint for our publishing businesses, which run through 2006 and 2008, from two newsprint suppliers, was $137.5 million as of December 26, 2004. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract, but we have no obligation to purchase any particular quantities. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to printing equipment and broadcasting equipment and systems were approximately $1.8 million and $1.3 million as of December 26, 2004, respectively. In addition, we have the right to broadcast certain television programs during the years 2005-2010 under contracts aggregating $4.3 million. We have $1.7 million of standby letters of credit for business insurance purposes.

We do not engage in off-balance sheet transactions, arrangements, obligations (including contingent obligations), and other relationships with unconsolidated entities or other persons that may have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. We do not rely on off-balance sheet arrangements for liquidity, capital resources, market risk support, credit risk support or other benefits.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, property and equipment, intangible assets, income taxes, litigation, and pension and other postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses account for 36.0% and 32.6% of total assets in 2004 and 2003, respectively. The annual impairment tests for goodwill and broadcast licenses under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Accrued income taxes

The Internal Revenue Service and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.

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

We rely upon actuarial valuations to determine pension costs and funding. We provide the actuarial firms with certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate – used to arrive at the net present value of the obligations and expense;
•	the return on assets – used to estimate the growth in invested asset value available to satisfy certain obligations;
•	the salary increases – used to calculate the impact future pay increases will have on postretirement obligations; and
•	the employee turnover statistics – used to estimate the number of employees to be paid postretirement benefits.

The weighted average assumptions used in accounting for pension benefits and other postretirement benefits for 2004 and 2003 are:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate for expense	6.25%	6.75%	6.25%	6.75%
Discount rate for obligations	5.75	6.25	6.00	6.25
Rate of compensation increases	4.50	4.50	—	—
Expected return on plan assets	8.50	8.50	—	—

For our pension plans, a one percent increase or decrease in the discount rate would have lowered by $2.0 million or raised by $2.5 million, respectively, the plans’ 2004 expense and would have lowered the plans’ projected benefit obligations by $15.9 million or raised by $19.9 million, respectively, as of December 26, 2004.

Moody’s Aa Corporate bonds, as of the measurement date, is a benchmark we use to determine the assumed discount rate. In 2004, we studied our plan specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds. It was determined that this rate along with the Moody’s Aa Corporate bond rate supported our discount rate assumption of 6.25%. We make other assumptions that affect the accounting for pension benefits, such as the expected rate of return on plan assets and the rate of compensation increase. Changes in these assumptions affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan. We review these assumptions on an annual basis.

We also rely upon actuarial valuations to determine postretirement benefit costs other than pension. We provide the actuarial firms with the assumption of the discount rate and medical cost inflation. These assumptions could have a significant effect on our obligation. The discount rate is used to arrive at the net present value of the obligation. The health care cost trend rate is used to calculate the impact future medical costs would have on postretirement obligations.

New Accounting Standards

In December 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment”, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Statement No. 123R is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. We will adopt Statement No. 123R in the third quarter of fiscal 2005.

Under Statement No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of Statement No. 123R and have not yet determined the method of adoption or the effect of adopting Statement 123R, including whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123. We do not believe the effect of adopting Statement No. 123R will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt Statement No. 153 in the first quarter of fiscal 2006. We do not believe the effect of adopting Statement No. 153 will have a material impact on our consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of inventory costs that should be expensed rather than capitalized. Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 15, 2005 and we are required to adopt Statement No. 151 in the first quarter of

2006. We do not believe the effect of adopting Statement No. 151 will have a material impact on our consolidated financial statements.

Effect of Inflation

Our results of operations and financial condition have not been significantly affected by general inflation. We have reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment permits, increased selling prices. However, changes in newsprint prices could have an impact on costs, which we may not be able to offset fully in our pricing or cost containment programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our $350 million unsecured revolving credit facility, and in prices for newsprint. Changes in these factors could cause fluctuations in our net earnings and cash flows.

Interest rates on our long-term notes payable to banks are variable. The interest rate on the current unsecured revolving credit facility is either at LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. Average interest rates on borrowings under our credit facility were 2.4% in 2004. If interest rates had been 100 basis points higher, our annual interest expense would have increased $0.6 million, assuming comparable borrowing levels. We have not entered into derivative instruments to manage our exposure to interest rate risk.

We currently purchase approximately 95% of our estimated newsprint requirements from two suppliers. We pay market prices for quantities we determine will meet our requirements. The remaining 5% of our newsprint could come from these suppliers or from other suppliers in the spot market. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $531 in 2004. Based on the average net price per ton in 2004 and consumption of newsprint in 2004, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.8 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 26 and December 31

(in thousands, except per share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,375	$8,444
Receivables, net	94,725	89,526
Inventories, net	16,998	15,216
Prepaid expenses	13,390	13,236
Deferred income taxes	9,446	8,948
Investment in preferred stock	4,394	—

Total Current Assets	145,328	135,370
Property and equipment:
Land and land improvements	26,950	26,270
Buildings and building improvements	130,939	127,793
Equipment	503,324	483,869
Construction in progress	8,324	8,321

	669,537	646,253
Less accumulated depreciation	365,971	331,658

Net property and equipment	303,566	314,595
Goodwill	138,648	114,283
Broadcast licenses	140,046	129,548
Other intangible assets, net	14,753	9,900
Prepaid pension costs	24,156	28,421
Other assets	8,565	15,058

Total Assets	$775,062	$747,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,005	$38,369
Accrued compensation	24,025	23,346
Accrued employee benefits	10,872	9,830
Deferred revenue	20,536	22,590
Other current liabilities	13,554	13,049
Current portion of long-term liabilities	3,600	2,164

Total Current Liabilities	114,592	109,348
Accrued employee benefits	17,839	17,815
Long-term notes payable to banks	70,310	84,000
Deferred income taxes	66,143	56,477
Other long-term liabilities	16,683	15,785
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at December 26, 2004 and December 31, 2003	—	—
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 26, 2004 and December 31, 2003	33	33
Class B-2 – authorized 60,000,000 shares; issued and outstanding: 35,539,783 shares at December 26, 2004 and 38,301,224 shares at December 31, 2003	399	427
Class B-1 – authorized 60,000,000 shares; issued and outstanding: 9,270,929 shares at December 26, 2004 and 14,972,117 shares at December 31, 2003	136	193
Class A – authorized 170,000,000 shares; issued and outstanding: 27,417,326 shares at December 26, 2004 and 20,191,542 shares at December 31, 2003	274	201
Additional paid-in capital	385,219	268,907
Unearned compensation	(104)	(129)
Retained earnings	212,253	302,833
Treasury stock, at cost	(108,715)	(108,715)

Total Shareholders’ Equity	489,495	463,750

Total Liabilities And Shareholders’ Equity	$775,062	$747,175

See accompanying notes.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 26, 2004, December 31, 2003 and December 31, 2002

(in thousands, except per share amounts)

	2004	2003	2002
Continuing operations:
Revenue:
Publishing	$327,687	$316,976	$311,138
Broadcasting	172,073	150,744	152,749
Telecommunications	144,020	149,538	148,674
Printing services	76,308	85,958	97,841
Other	100,673	95,073	90,974

Total revenue	820,761	798,289	801,376
Operating costs and expenses:
Publishing	161,946	160,072	151,591
Broadcasting	68,832	64,698	59,674
Telecommunications	83,215	84,722	81,658
Printing services	66,519	71,316	82,597
Other	83,141	78,254	75,420

Total operating costs and expenses	463,653	459,062	450,940
Selling and administrative expenses	224,348	225,818	236,363

Total operating costs and expenses and selling and administrative expenses	688,001	684,880	687,303

Operating earnings	132,760	113,409	114,073
Other income and expense:
Interest income and dividends	335	442	984
Interest expense, net	(2,280)	(1,909)	(645)

Total other income and expense	(1,945)	(1,467)	339

Earnings from continuing operations before income taxes and accounting change	130,815	111,942	114,412
Provision for income taxes	52,335	45,149	49,418

Earnings from continuing operations before accounting change	78,480	66,793	64,994
Loss from discontinued operations, net of applicable income tax benefit of $6,624	—	—	(565)
Cumulative effect of accounting change, net of applicable income taxes of $1,161	—	—	(6,509)

Net earnings	$78,480	$66,793	$57,920

Earnings available to class A and B common shareholders	$76,624	$66,329	$57,920

Earnings per share:
Basic:
Continuing operations before accounting change	$1.05	$0.84	$0.82

Net earnings	$1.05	$0.84	$0.73

Diluted:
Continuing operations before accounting change	$1.01	$0.80	$0.82

Net earnings	$1.01	$0.80	$0.73

See accompanying notes.

JOURNAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 26, 2004, December 31, 2003 and December 31, 2002

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Common Stock				Additional Paid-in- Capital
			Class C	Class B-2	Class B-1	Class A
Balance at December 31, 2001	$—	$3,600	$—	$—	$—	$—	$—
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
Net earnings and other comprehensive income

Dividends declared:
Common ($0.50 per share)
Class C ($0.142 per share)
Class B ($0.065 per share)
Class A ($0.065 per share)
Units of beneficial interest purchased		(5)
Share exchange		(3,595)	33	432	395		2,735
Issuance of shares:
Initial public offering				(3)	(1)	198	266,419
Conversion of class B to class A				(2)	(1)	3
Nonvested restricted stock							136
Employee stock purchase plan							251
Amortization of unearned compensation
Shares purchased and retired in tender offer					(200)		(634)

Balance at December 31, 2003	—	—	33	427	193	201	268,907
Net earnings and other comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Follow-on equity offering						67	115,876
Conversion of class B to class A				(1)	(5)	6
Restricted stock grants							215
Employee stock purchase plan				1			524
Amortization of unearned compensation
Shares purchased and retired in tender offer				(28)	(52)		(303)

Balance at December 26, 2004	$—	$—	$33	$399	$136	$274	$385,219

See accompanying notes.

Unearned Compensation	Retained Earnings	Treasury Stock, at cost	Units of Beneficial Interest in treasury, at cost	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

$—	$556,139	$—	$(23,046)	$(3,813)	$532,880
	57,920				57,920	$57,920

				2,856	2,856	2,856
				957	957	957

						3,813

						$61,733

	(31,597)				(31,597)
			(125,347)		(125,347)
	(1,101)		39,976		38,875

—	581,361	—	(108,417)	—	476,544
	66,793				66,793	$66,793

	(38,842)				(38,842)
	(464)				(464)
	(3,465)				(3,465)
	(1,309)				(1,309)
	(1,770)		(298)		(2,073)
		(108,715)	108,715		—

					266,613
					—
(136)					—
					251
7					7
	(299,471)				(300,305)

(129)	302,833	(108,715)	—	—	463,750
	78,480				78,480	$78,480

	(1,856)				(1,856)
	(12,795)				(12,795)
	(6,141)				(6,141)

					115,943
					—
(26)					189
					525
51					51
	(148,268)				(148,651)

$(104)	$212,253	$(108,715)	$—	$—	$489,495

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 26, 2004, December 31, 2003 and December 31, 2002

(in thousands)

	2004	2003	2002
Cash flow from operating activities:
Net earnings	$78,480	$66,793	$57,920
Less loss from discontinued operations	—	—	(565)
Less cumulative effect of accounting change	—	—	(6,509)

Earnings from continuing operations before accounting change	78,480	66,793	64,994
Adjustments for non-cash items:
Depreciation	45,231	46,381	44,726
Amortization	1,396	2,241	1,909
Provision for doubtful accounts	3,211	2,473	3,480
Deferred income taxes	9,168	13,399	12,413
Net (gain) loss from disposal of assets	(2,682)	(2,723)	404
Impairment of long-lived assets	—	—	3,762
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(7,703)	(1,966)	(976)
Inventories	(1,261)	984	3,687
Accounts payable	2,696	(1,290)	(4,013)
Other assets and liabilities	5,430	2,231	(44,065)

Net Cash Provided By Operating Activities	133,966	128,523	86,321

Cash flow from investing activities:
Capital expenditures for property and equipment	(29,275)	(39,685)	(53,169)
Proceeds from sales of assets	4,556	6,266	1,548
Acquisition of businesses	(44,553)	(6,794)	(49)

Net Cash Used For Investing Activities	(69,272)	(40,213)	(51,670)

Cash flow from financing activities:
Net (decrease) increase in notes payable to banks	—	(90,775)	86,355
Financing costs on long-term notes payable to banks	(98)	(1,959)	—
Net proceeds from long-term notes payable to banks	276,432	111,455	—
Payments of long-term notes payable to banks	(290,122)	(27,455)	—
Proceeds from issuance of common stock, net	116,468	266,871	—
Redemption of common stock, net	(148,651)	(300,305)	—
Redemption of units of beneficial interest	—	(1,775)	—
Purchases of units of beneficial interest	—	(298)	(125,347)
Sales of units of beneficial interest	—	—	38,875
Cash dividends	(20,792)	(44,080)	(31,597)

Net Cash Used For Financing Activities	(66,763)	(88,321)	(31,714)

Net Cash Used For Discontinued Operations	—	—	(3,393)

Net Decrease in Cash and Cash Equivalents	(2,069)	(11)	(456)
Cash and cash equivalents
Beginning of year	8,444	8,455	8,911

End of year	$6,375	$8,444	$8,455

Supplemental Cash Flow Information
Cash paid for income taxes	$41,192	$27,722	$34,404

Cash paid for interest	$1,466	$1,526	$2,036

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2004 (in thousands, except per share amounts)

1    SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—As of January 1, 2004, we adopted a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be fourteen weeks.

The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Follow-On Public Equity Offering and Tender Offer—In June 2004, we completed a public offering of 6,725,000 shares of our class A common stock at $18.25 per share, including the underwriters’ over-allotments. The net proceeds from the offering of $115.9 million were used to repay outstanding indebtedness under our unsecured revolving credit facility, to fund a portion of our subsequent tender offer, to fund the Green Bay (Wisconsin) television acquisition and for general corporate purposes, including potential future acquisitions.

On June 15, 2004, we completed a tender offer for our class B common stock at $18.55 per share, in which we purchased 8,005,203 shares for $148.7 million. We used additional borrowings under our $350 million debt facility and a portion of the net proceeds of the follow-on equity offering to fund the tender offer.

Revenue recognition—Publishing revenue is generated primarily from the sale of newspaper advertising space and newspaper sales. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired. Circulation revenue is recognized when the newspaper is purchased by the customer. Telecommunication revenue is generated from toll (voice), data transmission and satellite (video) services. Voice and video service revenue is recognized at the time the service is performed and data transmission revenue is recorded on a straight-line basis over the term of the contract. Printing services revenue is recorded at the time of shipment when title passes to the customer. Other revenue is generated primarily from label printing and direct marketing services. Revenue is recognized at the time of shipment when title passes to the customer and at the time the service is performed, respectively.

Amounts we receive from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned more than one year from the balance sheet date is included in other long-term liabilities in the consolidated balance sheets.

Shipping and handling costs—Shipping and handling costs, including postage, billed to customers are included in revenue and the related costs are included in operating costs and expenses.

Advertising expense—We expense our advertising costs as incurred. Advertising expense totaled $8,218, $8,127, and $9,292 in 2004, 2003 and 2002 respectively.

Interest expense—Interest expense attributable to Journal Sentinel’s self-constructed production facility has been capitalized as a component of the cost of the asset in 2002 and 2003. Capitalized interest for the years ended December 26, 2004, December 31, 2003 and December 31, 2002 is as follows:

	2004	2003	2002
Total interest incurred	$2,280	$1,975	$1,805
Less amount capitalized	—	(66)	(1,160)

Interest expense	$2,280	$1,909	$645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share—Beginning in 2003, basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, the assumed common shares purchased upon exercise of certain of our non-statutory stock options, and the assumed common shares outstanding upon expiration of the vesting periods for our non-vested restricted stock. Prior to 2003, basic and diluted earnings were the same because there were no dilutive securities. The term “share” includes both shares and units of beneficial interest outstanding.

Basic and diluted earnings per share, retroactively reflecting the three-for-one share exchange in 2003, are computed as follows:

Years ended December 26, December 31 and December 31	2004	2003	2002
Basic earnings:
Earnings from continuing operations before accounting change	$78,480	$66,793	$64,994
Discontinued operations	—	—	(565)
Cumulative effect of accounting change	—	—	(6,509)

Net earnings	78,480	66,793	57,920
Less dividends on class C common stock	(1,856)	(464)	—

Earnings available to class A and B common shareholders	$76,624	$63,329	$57,920

Weighted average class A and B shares outstanding	72,931	78,645	79,291
Basic earnings per share:
Continuing operations before accounting change	$1.05	$0.84	$0.82
Discontinued operations	—	—	(0.01)
Cumulative effect of accounting change	—	—	(0.08)

Net earnings	$1.05	$0.84	$0.73

Diluted earnings:
Earnings available to class A and B common shareholders	$76,624	$66,329	$57,920
Plus dividends on class C common stock	1,856	464	—

Net earnings	$78,480	$66,793	$57,920

Weighted average class A and B shares outstanding	72,931	78,645	79,291
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	1	—	—
Assumed vesting of restricted stock	3	—	—
Incremental class A and B shares for assumed conversion of class C shares	4,452	4,452	—

Adjusted weighted average shares outstanding	77,387	83,097	79,291

Diluted earnings per share:
Continuing operations before accounting change	$1.01	$0.80	$0.82
Discontinued operations	—	—	(0.01)
Cumulative effect of accounting change	—	—	(0.08)

Net earnings	$1.01	$0.80	$0.73

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation—We account for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, we do not recognize compensation expense for our stock options because the exercise price equals the market price of the underlying stock on the grant date. We recognize compensation expense related to restricted stock grants over the vesting period. As permitted, we have elected to adopt the disclosure only provisions of Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”.

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

Years ended December 26, December 31 and December 31	2004	2003	2002
Net earnings as reported	$78,480	$66,793	$57,920
Add compensation cost of restricted stock grants, net of related tax effects, included in the determination of net earnings as reported	30	5	—
Deduct stock based compensation determined under fair value based-method, net of related tax effects:
Stock options	(111)	(15)	—
Employee stock purchase plan	(35)	(17)	—
Restricted stock grants	(30)	(5)	—

Pro forma net earnings	$78,334	$66,761	$57,920

Net earnings per share of common stock:
Basic earnings per share:
As reported	$1.05	$0.84	$0.73

Pro forma	$1.05	$0.84	$0.73

Diluted earnings per share:
As reported	$1.01	$0.80	$0.73

Pro forma	$1.01	$0.80	$0.73

Fair value was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	1.43%	1.45%	—
Expected volatility	28.95%	33.00%	—
Risk-free rate of return	3.90%	3.81%	—
Expected life of options (in years)	7	7	—
Weighted average fair value of options granted	$5.94	$6.54	—

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term notes payable to banks approximates fair value as of December 26, 2004 and December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net—We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 26, 2004 and December 31, 2003 was $7,308 and $6,836, respectively.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market. A summary of inventories follows:

December 26 and December 31	2004	2003
Paper and supplies	$8,892	$6,903
Work in process	3,046	2,328
Finished goods	5,678	6,816
Less obsolescence reserve	(618)	(831)

Inventories, net	$16,998	$15,216

Property and equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided, principally using the straight-line method, over the estimated useful lives, which are as follows:

Years
Land and building improvements	10–20
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	15–20
Telecommunications and network equipment	5–20
Other printing presses	10
Other	3–10

Intangible assets—Upon adoption of Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses, are no longer amortized but instead are reviewed at least annually for impairment. We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 40 years.

Impairment of long-lived assets—Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an asset is considered impaired, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In 2002, we recorded a $2,502 loss on impairment of certain equipment at our printing services segment and a $1,260 loss on impairment of a customer list at our direct marketing services business. Fair value was determined by independent professional appraisers. These losses are recorded in total operating costs and expenses and selling and administrative expenses in the accompanying consolidated statements of earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required. In our telecommunications business, we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided. Credit losses are provided for in the financial statements and have been within management’s expectations.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2004 presentation.

New accounting standards—In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Statement No. 123R is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. We will adopt Statement No. 123R in the third quarter of fiscal 2005.

Under Statement No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of Statement No. 123R and have not yet determined the method of adoption or the effect of adopting Statement 123R, including whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123. We do not believe the effect of adopting Statement No. 123R will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt Statement No. 153 in the first quarter of fiscal 2006. We do not believe the effect of adopting Statement No. 153 will have a material impact on our consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies that certain types of inventory costs that should be expensed rather than capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 15, 2005 and we are required to adopt Statement No. 151 in the first quarter of 2006. We do not believe the effect of adopting Statement No. 151 will have a material impact on our consolidated financial statements.

2    NOTES PAYABLE TO BANKS

Effective September 29, 2003, we entered into a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of December 26, 2004 and December 31, 2003, we had borrowings of $70,310 and $84,000, respectively, under the facility at a weighted average rate of 3.29% and 2.06%, respectively. Fees in connection with the facility of $1,997 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, an annual fee of $60 is being amortized using the straight line method from October 2004 through September 2005.

3    EMPLOYEE BENEFIT PLANS

We have defined benefit pension plans covering the majority of our employees. The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment. Plan assets consist primarily of listed stocks and government and other bonds. In addition, we provide health benefits to certain retirees and their eligible spouses. We have elected to amortize the related unfunded postretirement health care obligation at January 1, 1993, over a period of 20 years. FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued on May 19, 2004 and is effective as of the first interim or annual period beginning after June 15, 2004. Actuarially equivalent benefits to the Medicare Part D benefit reduced our postretirement benefit obligation by approximately $5,100 and our net periodic postretirement benefit cost for 2004 by $639.

We also sponsor an unfunded non-qualified pension plan for employees whose benefits under the pension plan and the Investment Savings Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosure for this plan for all years presented is combined with the defined benefit pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Postretirement Benefits
Years ended December 26 and December 31	2004	2003	2004	2003
Change in benefit obligations
Benefit obligation at beginning of year	$136,668	$123,815	$34,245	$32,363
Service cost	4,998	4,248	371	372
Plan amendments	(6,166)	—	—	—
Interest cost	8,347	8,086	1,697	2,058
Actuarial loss	13,406	7,821	4,804	3,724
Medicare subsidy effect	—	—	(5,100)	—
Benefits paid	(7,454)	(7,302)	(3,355)	(4,272)

Benefit obligation at end of year	$149,799	$136,668	$32,662	$34,245

Change in plan assets
Fair value of plan assets at beginning of year	$119,584	$102,169	$—	$—
Actual gain on plan assets	12,835	24,431	—	—
Company contributions	303	286	3,355	4,272
Benefits paid	(7,454)	(7,302)	(3,355)	(4,272)

Fair value of plan assets at end of year	$125,268	$119,584	$—	$—

Funded status of the plan
Underfunded status of the plan	$(24,531)	$(17,084)	$(32,662)	$(34,245)
Unrecognized net actuarial loss	48,807	39,513	13,571	14,293
Unrecognized prior service cost	(5,634)	789	—	—
Unrecognized transition obligation	54	162	4,389	4,938

Prepaid (accrued) net benefit cost	$18,696	$23,380	$(14,702)	$(15,014)

Prepaid (accrued) net benefit cost
Prepaid benefit cost	$24,156	$28,418	$—	$—
Accrued benefit cost	(5,460)	(5,038)	(14,702)	(15,014)

Prepaid (accrued) net benefit cost	$18,696	$23,380	$(14,702)	$(15,014)

The accumulated benefit obligation for all defined benefit pension plans was $122,408 and $113,718 at December 26, 2004 and December 31, 2003, respectively.

	Pension Benefits
Years ended December 26, December 31 and December 31	2004	2003	2002
Components of net periodic benefit cost
Service cost	$4,998	$4,248	$3,690
Interest cost	8,347	8,086	7,851
Expected return on plan assets	(10,409)	(10,568)	(8,212)
Amortization of:
Unrecognized prior service cost	258	257	257
Unrecognized net transition obligation	108	108	108
Unrecognized net (gain) loss	1,685	626	(103)

Net periodic benefit cost included in selling and administrative expense	$4,987	$2,757	$3,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Other Postretirement Benefits
Years ended December 26, December 31 and December 31	2004	2003	2002
Components of net periodic benefit cost
Service cost	$371	$372	$379
Interest cost	1,697	2,058	2,261
Special termination benefits	—	—	48
Amortization of:
Unrecognized net transition obligation	549	549	642
Unrecognized net loss	393	449	429

Net periodic benefit cost included in selling and administrative expense	$3,010	$3,428	$3,759

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 26, 2004 and December 31, 2003 for pension benefits and September 30 for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	6.00%	6.25%
Rate of compensation increases	4.50	4.50	—	—

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.50	8.50	—	—
Rate of compensation increases	4.50	4.50	—	—

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

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2005 is 11.0%, grading down to 5.0% in the year 2011 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2004	$73	$(65)
Effect on postretirement benefit obligation as of December 26, 2004	$382	$(469)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

Our pension plan weighted average asset allocations at December 26, 2004 and December 31, 2003, by asset category are as follows:

	Plan Assets
	2004	2003
Equity securities	70.1%	77.2%
Fixed-income securities	29.9	22.8

Total	100.0%	100.0%

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

	Percent of Total Portfolio
	Minimum	Target	Maximum
Large capitalization U.S. stocks	30.0%	35.0%	40.0%
Small capitalization U.S. stocks	15.0	20.0	25.0
International stocks	10.0	15.0	20.0
Fixed-income securities	20.0	25.0	30.0
Cash equivalents	—	5.0	5.0

Contributions

We do not expect to contribute to our defined benefit pension plan in 2005. We expect to contribute $271 to our unfunded non-qualified pension plan.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post- Retirement Benefits
2005	$7,403	$3,291
2006	7,462	3,523
2007	7,629	3,521
2008	7,633	3,503
2009	7,680	3,436
2010–2014	43,488	15,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect the Medicare subsidy has on the other post-retirement benefit payment projections above is as follows:

2005	$—
2006	294
2007	322
2008	351
2009	377
2010–2014	2,252

The Investment Savings Plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contributed may not exceed 50%. Each employee who elects to participate is eligible to receive company matching contributions. We may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the plan. The matching contributions, recorded as an operating expense, were $2,603, $2,517 and $2,594 in 2004, 2003 and 2002, respectively. We made additional contributions into the Investment Savings Plan on behalf of certain employees not covered by the defined benefit pension plan of $927, $930 and $875 in 2004, 2003 and 2002, respectively. We expect to contribute $940 on behalf of these employees in 2005.

4    INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 26, December 31 and December 31	2004	2003	2002
Current:
Federal	$34,954	$25,793	$31,440
State	8,213	5,957	5,565

	43,167	31,750	37,005
Deferred	9,168	13,399	12,413

Total	$52,335	$45,149	$49,418

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 26, December 31 and December 31	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	4.9	4.6
Non-deductible litigation expenses	—	—	1.8
Other	0.5	0.4	1.8

Effective income tax rate	40.0%	40.3%	43.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to the deferred tax assets and liabilities at December 26, 2004 and December 31, 2003 are as follows:

Current assets	2004	2003
Receivables	$2,528	$2,437
Inventories	260	336
Other assets	2,443	2,176
Accrued compensation	2,951	2,887
Accrued employee benefits	1,264	1,112

Total current deferred tax assets	$9,446	$8,948

Non-current assets
Accrued employee benefits	$5,650	$6,392
State net operating loss and tax credit carryforwards	3,340	4,355
Other assets	861	1,067
Valuation allowances on state net operating loss and tax credit carryforwards	(2,541)	(3,555)

Total non-current deferred tax assets	7,310	8,259

Non-current liabilities
Property and equipment	$(26,436)	$(21,166)
Intangible assets	(34,962)	(30,939)
Accrued employee benefits	(6,584)	(8,085)
Other liabilities	(5,471)	(4,546)

Total non-current deferred tax liabilities	(73,453)	(64,736)

Total net non-current deferred tax liabilities	$(66,143)	$(56,477)

At December 26, 2004, we have $39,754 of state net operating loss carryforwards available to offset against future taxable income over the next 20 years. The net operating losses begin expiring in 2005. To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded valuation allowances.

At December 26, 2004, we have $609 of state income tax credit carryforwards available to offset against future state income tax liabilities in certain states over the next 12 years. The tax credits begin expiring in 2005. To the extent we believe it is more likely than not that certain of the state tax credit carryforwards will expire unused, we have recorded valuation allowances.

5    COMMITMENTS

We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 26, 2004, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

2005	$13,699
2006	8,356
2007	6,921
2008	5,454
2009	4,668
Thereafter	12,584

$51,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense charged to operations for 2004, 2003 and 2002 was $24,567, $26,985 and $27,734, respectively. Rental income from subleases included in operations for 2004, 2003 and 2002 was $3,796, $5,419 and $4,565, respectively. Aggregate future minimum rentals to be received under noncancellable subleases totaled $3,930 as of December 26, 2004.

Purchase commitments from two suppliers for newsprint for our publishing businesses run through 2006 and 2008 and total $137,520 as of December 26, 2004. The commitments are based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to printing equipment and broadcasting equipment and systems were approximately $1,777 and $1,332 as of December 26, 2004, respectively. In addition, we have the right to broadcast certain television programs during the years 2005-2010 under contracts aggregating $4,326. We have $1,702 of standby letters of credit for business insurance purposes.

6    SHAREHOLDERS’ EQUITY

Common stock

We have three classes of common stock. Class C shares are held by the Grant family shareholders and are entitled to two votes per share. These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares. Class B shares are primarily held by our current and former employees and are entitled to ten votes per share. Class B-2 shares are not convertible to class A shares until after the public sale restriction period ends on March 16, 2005. Class B-1 shares are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends are equal to those declared on the class A shares. As of December 26, 2004, there are 4,338,353 class B-2 shares and 4,338,352 class B-1 shares included in treasury stock. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

The changes in the number of shares of our common stock during 2004 are as follows (in thousands):

	Common Stock				Treasury stock
	Class C	Class B-2	Class B-1	Class A
Balance as December 31, 2003	3,264	38,301	14,972	20,192	8,677
Shares issued in follow-on equity offering	—		—	6,725
Conversion of class B shares to class A shares	—	(25)	(475)	500	—
Shares purchased and retired in tender offer	—	(2,779)	(5,226)	—	—
Shares issued under equity incentive and employee stock purchase plans	—	43	—	—	—

Balance at December 26, 2004	3,264	35,540	9,271	27,417	8,677

7    EQUITY INCENTIVE AND EMPLOYEE STOCK PURCHASE PLANS

In 2003, our shareholders approved the Journal Communications, Inc. 2003 Equity Incentive Plan and the Journal Communications, Inc. 2003 Employee Stock Purchase Plan.

The 2003 Equity Incentive Plan rewards outside directors and key employees for achieving designated corporate and individual performance goals. Awards may be granted in any one or a combination of stock grants,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-statutory stock options, incentive stock options, performance unit grants and stock unit grants. Subject to certain adjustments, 6,000,000 shares of our class B-2 common stock are authorized to be issued under the plan. Not more than 3,000,000 shares of our class B-2 common stock may be issued under the plan in the form of stock grants, performance unit grants or stock unit grants.

Stock grants—Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we, or the participant, meet designated performance goals. As of December 26, 2004, 2,980,076 shares are available for grant.

Unearned compensation was recorded at the date of the restricted stock grant awards based on the market value of the shares. Unearned compensation, which is shown as a separate component of shareholders’ equity, is being amortized to expense over the vesting period.

A summary of our stock grant activity and related information follows:

	2004		2003
	Shares (000’s)	Weighted Average Fair Value	Shares (000’s)	Weighted Average Fair Value
Outstanding at beginning of year	8	$18.20	—	$—
Granted	12	17.31	8	18.20

Outstanding at end of year	20	17.64	8	18.20

Fully vested at end of year	11	17.29	—	—

Non-statutory stock options—The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B-2 common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. As of December 26, 2004, 5,911,826 shares are available for grant.

	2004		2003
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	20	$18.40	—	$—
Granted	49	18.21	20	18.40
Exercised	—	—	—	—
Forfeited	(1)	19.95	—	—
Expired	—	—	—	—

Outstanding at end of year	68	18.26	20	18.40

Exercisable at end of year	20	18.40	—	18.40

Incentive stock options—The compensation committee of our board of directors may grant incentive stock options to employees at a purchase price not less than 100% of the fair market value of our class B-2 common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. There were no incentive stock options granted during 2004 or 2003.

Performance unit grants or stock unit grants—Each stock unit entitles the participant to a cash payment equal to the fair market value of one share of our class B-2 common stock, and will have a value established by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the compensation committee of our board of directors. Each performance unit grant and stock unit grant will be accompanied by restrictions as may be determined in the discretion of the committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were no performance units or stock units granted during 2004 or 2003.

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B-2 common stock at 90% of the fair market value of the stock on the day of purchase. Our only expense related to this plan is for its administration. Subject to certain adjustments, 3,000,000 shares of our class B-2 common stock are authorized for sale under this plan. During fiscal 2004, 30,934 class B-2 common shares were sold to employees under this plan at a price of $16.95. As of December 26, 2004, 2,954,023 shares were available for sale.

8    GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of five to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $1,396 for the year ended December 26, 2004. Estimated amortization expense is $1,306 for 2005, $1,291 for 2006, $1,253 for 2007, $1,198 for 2008 and $912 for 2009.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 26, 2004 and December 31, 2003 is as follows:

December 26, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$12,142	$(1,198)	$10,944
Customer lists	19,849	(16,105)	3,744
Non-compete agreements	24,838	(24,776)	62
Other	2,868	(2,865)	3

Total	$59,697	$(44,944)	$14,753

December 31, 2003
Definite-lived intangible assets:
Network affiliation agreements	$7,759	$(863)	$6,896
Customer lists	18,011	(15,581)	2,430
Non-compete agreements	24,811	(24,256)	555
Other	2,867	(2,848)	19

Total	$53,448	$(43,548)	$9,900

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. We performed transitional impairment tests on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

broadcast licenses and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at our broadcasting business, which is reported as a component of the cumulative effect of accounting change in the consolidated statement of earnings for 2002. No impairment resulted from our annual impairment tests in 2004 or 2003.

Goodwill

In 2002, we performed transitional impairment tests on the goodwill of our reporting units with goodwill. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at our direct marketing services business, which is reported as a component of the cumulative effect of accounting change in the consolidated statement of earnings for 2002. No impairment resulted from our annual impairment tests in 2004 or 2003.

The changes in the carrying amount of goodwill for the year ended December 26, 2004 are as follows:

Reporting Unit	Goodwill at January 1, 2004	Goodwill related to acquisitions	Goodwill at December 26, 2004
Daily newspaper	$2,084	$—	$2,084
Community newspapers and shoppers	26,210	325	26,535
Broadcasting	83,029	24,040	107,069
Telecommunications	188	—	188
Label printing	2,362	—	2,362
Direct marketing services	410	—	410

Total	$114,283	$24,365	$138,648

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Reporting Unit	Goodwill at January 1, 2003	Goodwill related to acquisitions	Goodwill at December 31, 2003
Daily newspaper	$2,084	$—	$2,084
Community newspapers and shoppers	24,835	1,375	26,210
Broadcasting	82,119	910	83,029
Telecommunications	188	—	188
Label printing	2,362	—	2,362
Direct marketing services	410	—	410

Total	$111,998	$2,285	$114,283

We perform impairment tests each year on goodwill and indefinite-lived intangible assets, or more frequently if indicators of impairment are present. We cannot be certain that future impairment tests will not result in a charge to earnings. With the assistance of independent, professional appraisers, we performed the 2004 and 2003 annual impairment tests as of the beginning of the fourth quarter and, as noted above, there was no resulting impairment.

Statement No. 142 does not change the requirements for recognition of deferred taxes related to differences in the financial reporting and tax basis of broadcast licenses and tax-deductible goodwill. We recognize a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax liability for the difference between financial reporting and tax amortization on our broadcast licenses and tax-deductible goodwill. The deferred tax liability that relates to the difference between financial reporting and tax basis on broadcast licenses and goodwill will not reverse over time unless future impairment charges are recognized on the broadcast licenses or goodwill or they are sold.

9    LITIGATION

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

National Advertising Representative Litigation.    In September 2003, we hired a new national television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. On May 12, 2004, the parties reached an out-of-court settlement. Our remaining obligation of $7.0 million at December 26, 2004 is payable to the prior representative over a period of time. A receivable of $7.0 million is due to us from the new national representative over the same period of time under our contract with the new national representative. The liability to our prior national representative is included in the consolidated balance sheets in current portion of long-term liabilities and other long-term liabilities and the receivable from the new national representative is included in the consolidated balance sheets in receivables and other assets, net of applicable reserves.

Newspaper Merger Class Action Suit.    On May 4, 1999, five former employees filed a lawsuit in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. This lawsuit was granted class action status to include other unitholders who separated from us as part of the merger. The plaintiffs alleged that an internal memorandum created a contract permitting members of the plaintiff class to offer to sell units at any time over a period of up to 10 years, depending on their retirement status or years of unit ownership. On May 7, 2002, the parties reached an out-of-court settlement. On July 1, 2002, the judge approved the settlement. We agreed to pay the plaintiffs $8.9 million in cash in settlement of all claims. We also agreed to allow certain members of the plaintiff class to retain certain rights, for a period of time, as to units of beneficial interest in JESTA. Plaintiffs and their counsel valued these rights at approximately $0.6 million. We reduced our litigation reserve by $4.1 million and reduced selling and administrative expenses in 2002 to reflect the settlement amount, net of insurance proceeds.

10    ACQUISITIONS

On December 3, 2004, we acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system, and carrier services solutions, in Grand Rapids, MI. The cash purchase price was $1,132.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The cash purchase price for WGBA-TV was $43,234. The acquisition allows for us to operate two NBC affiliates in adjacent television markets and to leverage the resources and strengths of our existing television and radio operations. These are some of the factors that contributed to a purchase price which results in recognizing goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 26, 2003, we acquired the business and certain assets of two radio stations in the Springfield, Missouri market, KZRQ-FM, which is licensed to Mt. Vernon, Missouri, and KSGF-FM, which is licensed to Ash Grove, Missouri. The cash purchase price for the stations was $5,344.

On June 3, 2003, our community newspapers and shoppers business acquired the business and certain assets of the Antigo Area Shopper’s Guide. The cash purchase price for the publication was $1,450.

The purchase price allocations for these acquisitions are as follows:

	2004		2003
	Netcom Group	Green Bay Television Station	Springfield Radio Stations	Antigo Area Shopper’s Guide
Accounts receivable	$475	$—	$—	$—
Inventories	522	—	—	—
Property and equipment	112	7,077	380	50
Non-compete agreements	—	—	—	25
Other assets	80	1,623	—	—
Customer list	1,838	—	—	—
Goodwill	—	24,040	910	1,375
Broadcast licenses	—	10,498	4,057	—
Network affiliation agreements	—	4,383	—	—
Other liabilities	(1,895)	(4,387)	(3)	—

Total purchase price	$1,132	$43,234	$5,344	$1,450

During 2004, we acquired two community shoppers for a cash purchase price of $187.

The goodwill and the broadcast licenses which we acquired are not subject to amortization for financial reporting purposes. These intangible assets are, however, deductible for income tax purposes.

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

11    DISCONTINUED OPERATIONS

In January 2002, we announced the closure of Fox Cities Newspapers, consisting of six weekly newspapers in our publishing segment located in Appleton, Wisconsin. On April 29, 2002, we decided to liquidate IPC Communications Services, S.A., a business in our printing services segment located in Roncq, France.

The following table summarizes the results of operations of Fox Cities Newspapers and IPC Communication Services, S.A., which are included in the loss from discontinued operations in the consolidated statement of earnings for 2002:

Revenue	$3,253
Loss before income tax benefit	(7,189)

There were no assets or liabilities of Fox Cities Newspapers or IPC Communication Services, S.A. included in the consolidated balance sheets at December 26, 2004 and December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12    WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

During 2004, we recorded a pretax charge of $522 for workforce reductions. The charge consisted of termination benefits for approximately 66 employees associated with the closure of a number of our printing service facilities. The closure was due to the decision by Dell Computer Corporation to eliminate supplying its customers with certain items we produce.

During 2003, we recorded a pretax charge of $1,361 for workforce reductions and business improvement initiatives. Included in this charge is $471 in termination benefits for approximately 45 employees from our daily newspaper included in the 2002 workforce reduction and $296 in termination benefits for approximately 33 employees associated with the closure of our CD-ROM mastering and replication facility, a part of our printing services business. In addition, $594 was recorded for shut down costs of the CD-ROM mastering and replication facility.

During 2002, we recorded a pretax charge of $1,966 for workforce reductions. The charge consisted primarily of $1,905 in termination benefits for approximately 74 employees from our daily newspaper and our community newspapers and shoppers business. In addition, we recorded $61 for shutdown costs of our printing services operations in Ireland.

Activity associated with the workforce reduction and business improvement initiatives during the years ended December 26, 2004, December 31, 2003 and December 31, 2002 was as follows:

	Balance at December 31, 2003	Additions	Payments/ Reductions	Balance at December 26, 2004
Employee severance and benefits	$347	$522	$(869)	$—
Facility costs	131	—	(91)	40

	$478	$522	$(960)	$40

	Balance at December 31, 2002	Additions	Payments/ Reductions	Balance at December 31, 2003
Employee severance and benefits	$2,377	$767	$(2,797)	$347
Facility costs	—	537	(406)	131
Other	—	57	(57)	—

	$2,377	$1,361	$(3,260)	$478

	Balance at December 31, 2001	Additions	Payments/ Reductions	Balance at December 31, 2002
Employee severance and benefits	$2,531	$1,905	$(2,059)	$2,377
Facility costs	1,022	—	(1,022)	—
Other	126	61	(187)	—

	$3,679	$1,966	$(3,268)	$2,377

Related expenses and obligations were recorded in selling and administrative expenses and other current liabilities in the consolidated statements of earnings and consolidated balance sheets, respectively. The remaining costs associated with these actions are expected to be paid in 2005.

13    SEGMENT ANALYSIS

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our label printing business, our direct marketing services business and certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative activities are aggregated and reported as “other.” All operations conduct their business in the United States. We publish the Milwaukee Journal Sentinel and more than 90 weekly shopper and community newspapers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 26, 2004, December 31, 2003 and December 31, 2002 and identifiable total assets of continuing operations at December 26, 2004 and December 31, 2003:

	2004	2003	2002
Revenue
Publishing	$327,687	$316,976	$311,138
Broadcasting	172,073	150,744	152,749
Telecommunications	144,020	149,538	148,674
Printing services	76,308	85,958	97,841
Other	100,673	95,073	90,974

	$820,761	$798,289	$801,376

Operating earnings (loss)
Publishing	$43,708	$33,199	$30,315
Broadcasting	44,404	29,879	33,384
Telecommunications	34,691	38,858	40,956
Printing services	(367)	3,760	2,131
Other	10,324	7,713	7,287

	$132,760	$113,409	$114,073

Depreciation and amortization
Publishing	$15,855	$16,513	$14,157
Broadcasting	8,516	8,658	7,310
Telecommunications	17,465	17,676	17,192
Printing services	2,381	3,162	5,218
Other	2,410	2,613	2,758

	$46,627	$48,622	$46,635

Capital expenditures
Publishing	$9,221	$16,024	$30,291
Broadcasting	7,711	10,369	8,788
Telecommunications	6,672	9,738	10,132
Printing services	3,807	1,998	2,555
Other	1,864	1,556	1,403

	$29,275	$39,685	$53,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003
Identifiable total assets
Publishing	$218,806	$222,582
Broadcasting	361,872	315,748
Telecommunications	96,290	104,161
Printing services	27,011	26,623
Other	71,083	78,061

	$775,062	$747,175

14    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2004 Quarters
	First	Second	Third	Fourth	Total
Revenue	$192,670	$208,022	$204,424	$215,645	$820,761
Gross profit	80,317	92,081	88,334	96,376	357,108
Net earnings	15,699	20,831	19,221	22,729	78,480
Earnings per share:
Basic	0.21	0.28	0.26	0.31	1.05
Diluted	0.20	0.27	0.25	0.30	1.01

	2003 Quarters
	First	Second	Third	Fourth	Total
Revenue	$189,870	$199,391	$199,098	$209,930	$798,289
Gross profit	77,034	85,604	83,626	92,963	339,227
Net earnings	12,458	15,231	18,591	20,513	66,793
Earnings per share:
Basic	0.16	0.20	0.24	0.25	0.84
Diluted	0.16	0.20	0.24	0.24	0.80

The results for the fourth quarter of 2004 include $3,599 of pre-tax gain on the sale of properties and a $1,032 pre-tax charge for voluntary terminations at our daily newspaper.

In the third quarter of 2003, class C shares were issued. The results for the third quarter of 2003 include a $3,179 pre-tax gain on the sale of property. The results for the second quarter of 2003 include a $2,425 pre-tax charge for employment taxes. This charge was reduced by $700 in the fourth quarter of 2003.

As of January 1, 2004, we adopted a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be fourteen weeks.

The first quarter of 2004 contained 88 days, while the first quarter of 2003 contained 89 days. The second and third quarters of 2004 and 2003 each contained 91 days, and the fourth quarter of 2004 contained 91 days, while the fourth quarter of 2003 contained 94 days.

15    SUBSEQUENT EVENT

On January 25, 2005, we entered into a definitive asset purchase agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NorthStar Print Group, Inc., our label printing business. The preliminary purchase price, excluding certain real estate holdings, was $27,031 in cash. In 2004, NorthStar Print Group, Inc. contributed approximately $56,800 in revenues and approximately $6,900 in operating earnings, including a $3,138 gain on the sale of property. NorthStar Print Group, Inc. will be accounted for as a discontinued operation beginning with the first quarter ending March 27, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications, Inc. as of December 26, 2004 and December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 26, 2004 and December 31, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Journal Communication Inc.’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2005, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP

Milwaukee, Wisconsin

January 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Journal Communications, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Communication Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Journal Communications, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Journal Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Journal Communications, Inc. as of December 26, 2004 and December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2004 and our report dated January 28, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP

Milwaukee, Wisconsin

January 28, 2005

JOURNAL COMMUNICATIONS, INC.

Presented below is our unaudited consolidated statement of earnings covering the five quarters ended December 26, 2004, which covers the period September 29, 2003 to December 26, 2004.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(in thousands, except per-share amounts)

Five Quarters Ended December 26, 2004
Revenue:
Publishing	$412,048
Broadcasting	214,426
Telecommunications	182,463
Printing services	98,129
Other	123,625

Total revenue	1,030,691
Operating costs and expenses:
Publishing	200,530
Broadcasting	85,412
Telecommunications	105,495
Printing services	84,543
Other	101,880

Total operating costs and expenses	577,860
Selling and administrative expenses	285,879

Total operating costs and expenses and selling and administrative expenses	863,739

Operating earnings	166,952
Other income and expense:
Interest income and dividends	558
Interest expense, net	(2,378)

Total other income and expense	(1,820)

Earnings before income taxes	165,132
Provision for income taxes	66,139

Net earnings	$98,993

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2004.

Our assessment of the effectiveness of our internal control over financial reporting as of December 26, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 hereto.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics for Financial Executives (meeting the definition of “code of ethics” as that term is defined in Item 406(b) of Regulation S-K) that applies to our Chief Executive Officer and senior financial and accounting officers and employees. We have also adopted a Code of Ethics, applicable to all employees, and a Code of Conduct and Ethics for Members of the Board of Directors, applicable to all directors, which together satisfy the requirements of the New York Stock Exchange regarding a “code of business conduct.” Finally, we have adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website at www.journalcommunications.com, and this information is available in print to any shareholder who requests it by writing to Paul E. Kritzer, Vice President and Secretary, Journal Communications, Inc., P.O. Box 661, Milwaukee, Wisconsin 53201-0661. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics for Financial Executives by posting such information on our web site at the address stated above.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and “Election of Directors—Director Compensation,” in the Proxy Statement for our April 28, 2005 Annual Meeting of Shareholders is incorporated by reference herein; provided, however, the information contained under the heading “Report on Executive Compensation” shall not be incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Stock Ownership of Management and Others” in the Proxy Statement for our April 28, 2005 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

Securities available under our equity compensation plans as of December 26, 2004 are as follows:

	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	68,750	(1)	$18.26	8,865,349	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	68,750		$18.26	8,865,349

(1)	Represents options to purchase shares of class B-2 common stock under our 2003 Equity Incentive Plan.
(2)	All of the available shares under the 2003 Equity Incentive Plan (2,931,250) may be issued upon the exercise of stock options or granted as restricted stock, performance shares, performance units or restricted stock units. Also includes 2,954,023 shares available for issuance under the Employee Stock Purchase Plan.

For further information on our equity compensation plans, see Note 7 in our Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement for our April 28, 2005 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Ernst & Young LLP Disclosure” in the Proxy Statement for our April 28, 2005 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

Form 10-K Page(s)
(1) Financial Statements
Consolidated Balance Sheets at December 26, 2004 and December 31, 2003	52

Consolidated Statements of Earnings for each of the three years in the period ended December 26, 2004	53

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 26, 2004	54

Consolidated Statements of Cash Flows for each of the three years in the period ended December 26, 2004	56

Notes to Consolidated Financial Statements	57

Reports of Independent Registered Public Accounting Firm	78 and 79

(2) Financial Statement Schedule for the years ended December 26, 2004, December 31, 2003 and December 31, 2002

II— Consolidated Valuation and Qualifying Accounts	85

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 87 and 88) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 26, 2004, December 31, 2003 and December 31, 2002

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions	Deductions	Balance at End of Year
Receivables, net
Allowance for doubtful accounts:
2004(1)(2)(3)	$6,836	$3,838	$1,717	$4,083	$8,308
2003(2)	$6,453	$2,711	$—	$2,328	$6,836
2002(2)	$5,477	$3,944	$—	$2,968	$6,453
Reserve for litigation:
2004(3)	$1,487	$—	$—	$1,487	$—
2003(4)	$—	$—	$1,487	$—	$1,487
2002(5)	$10,000	$(4,100)	$—	$5,900	$—
Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2004(6)	$3,555	$87	$—	$1,101	$2,541
2003(6)	$3,609	$472	$—	$526	$3,555
2002(6)	$2,685	$1,041	$—	$117	$3,609

(1)	During 2004, $217 was added to the allowance for doubtful accounts due to the purchase of Executone of Western Michigan, Inc. (d/b/a Netcom Group) by our telecommunications business.
(2)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.
(3)	The TeleRep, Inc. reserve for litigation was reclassified as an allowance for doubtful accounts against the receivable recorded in other assets due to us from our new national representative and reduced by $487 upon reaching an out-of-court settlement. See Note 9 to our Consolidated Financial Statements.
(4)	A signing bonus from our prior national representative, TeleRep, Inc., was reclassified as a reserve for litigation in response to the suit they filed against our subsidiary, Journal Broadcast Group, Inc.
(5)	The deduction from the reserve for litigation in 2002 represents a final settlement payment. See Note 9 to our Consolidated Financial Statements.
(6)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 9, 2005.

JOURNAL COMMUNICATIONS, INC.

By: /s/ Steven J. Smith
Steven J. Smith Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven J. Smith Steven J. Smith	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Douglas G. Kiel	President	March 9, 2005
Douglas G. Kiel

/s/ Paul M. Bonaiuto Paul M. Bonaiuto	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 9, 2005

/s/ Anne M. Bauer Anne M. Bauer	Vice President & Controller (Principal Accounting Officer)	March 9, 2005

Director
Don H. Davis, Jr.

/s/ David J. Drury	Director	March 9, 2005
David J. Drury

/s/ James L. Forbes	Director	March 9, 2005
James L. Forbes

Director
David G. Meissner

Director
Jonathan Newcomb

/s/ Roger D. Peirce	Director	March 9, 2005
Roger D. Peirce

/s/ Mary Ellen Stanek	Director	March 9, 2005
Mary Ellen Stanek

/s/ Jeanette Tully	Director	March 9, 2005
Jeanette Tully

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
(3.1)	Articles of Incorporation of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2003 [Commission File No. 1-31805]).

(3.2)	Amendment to the By-Laws of Journal Communications, Inc.

(3.3)	By-Laws of Journal Communications, Inc., as amended.

(4.1)	Credit Agreement, dated as of September 5, 2003, by and among (i) The Journal Company (now known as Journal Communications, Inc.), as Borrower; (ii) Journal Communications, Inc. (now known as The Journal Company), as Guarantor; (iii) certain subsidiaries of Journal Communications, Inc. (now known as The Journal Company), as Guarantors; (iv) U.S. Bank National Association, as Lead Arranger and Administrative Agent; and (v) the several lenders from time to time parties thereto (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed September 9, 2003, of The Journal Company (now known as Journal Communications, Inc.) [Commission File No. 0-7831]).

(10.1)	Journal Communications, Inc. Executive Management Incentive Plan (f/k/a the Management Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan (f/k/a the Management Annual Incentive Plan) (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s (now known as the Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.5)	Journal Communications, Inc. 2003 Equity Incentive Plan, as amended.*

(10.6)	Journal Communications, Inc. (f/k/a The Journal Company) 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 10.6 to The Journal Company’s (now known as Journal Communications, Inc.) Registration Statement on Form S-1 [Registration File No. 333-105210]).

(10.7)	Journal Communications, Inc. Executive Management Incentive Plan. *

(10.8)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Directors (incorporated by reference to Exhibit 10.1 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]). *

(10.9)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Officers and Employees (incorporated by reference to Exhibit 10.2 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]). *

Exhibit Number	Description
(10.10)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]). *

(10.11)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.4 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]). *

(10.12)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.5 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]). *

(10.13)	Employment Agreement, dated February 8, 2005, between Steven J. Smith and Journal Communications, Inc. *

(10.14)	Summary of Non-Employee Director Compensation, effective April 28, 2005. *

(10.15)	Asset Purchase Agreement, dated January 25, 2005, between Multi-Color Corporation and Journal Communications, Inc.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the April 28, 2005 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the April 28, 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)

*	Denotes a management or compensatory plan or arrangement.