Form 10-Q
period 2005-03-27
JOURNAL COMMUNICATIONS INC
filed 2005-05-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2005

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________
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

Yes    X    No

Number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2005 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at May 2, 2005
Class A Common Stock	31,933,425
Class B Common Stock	48,761,511
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.
Part I.		Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		March 27, 2005 (Unaudited) and December 26, 2004	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the First Quarter Ended March 27, 2005 and March 28, 2004	3
		Unaudited Consolidated Condensed Statement of
		Shareholders' Equity for the First Quarter Ended March 27, 2005	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the First Quarter Ended March 27, 2005
		and March 28, 2004	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of March 27, 2005	6
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	20
	Item 4.	Controls and Procedures	20
Part II.		Other Information
	Item 1.	Legal Proceedings	20
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
	Item 3.	Defaults Upon Senior Securities	21
	Item 4.	Submission of Matters to a Vote of Security Holders	21
	Item 5.	Other Information	21
	Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 27, 2005	December 26, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,571	$6,374
Receivables, less allowance for doubtful accounts
of $7,468 and $7,210	82,737	89,690
Inventories	10,077	10,450
Prepaid expenses	13,050	13,302
Deferred income taxes	8,954	8,903
Investment in preferred stock	4,394	4,394
Current assets of discontinued operations	1,194	12,215

TOTAL CURRENT ASSETS	126,977	145,328
Property and equipment, at cost, less accumulated depreciation
of $346,946 and $338,674	292,710	297,405
Goodwill	136,102	136,286
Broadcast licenses	140,046	140,046
Other intangible assets, net	14,419	14,753
Prepaid pension costs	22,452	23,787
Other assets	7,923	8,565
Non-current assets of discontinued operations	329	8,892

TOTAL ASSETS	$740,958	$775,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,094	$39,239
Accrued compensation	19,126	22,364
Accrued employee benefits	10,624	10,171
Deferred revenue	20,588	20,536
Other current liabilities	18,917	12,518
Current liabilities of discontinued operations	4,052	6,164
Current portion of long-term liabilities	4,101	3,600

TOTAL CURRENT LIABILITIES	112,502	114,592
Accrued employee benefits	18,150	17,839
Long-term notes payable to banks	28,890	70,310
Deferred income taxes	64,648	64,491
Other long-term liabilities	14,597	16,683
Long-term liabilities of discontinued operations	1,652	1,652
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at March 27, 2005 and at December 26, 2004	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at March 27, 2005 and December 26, 2004	33	33
Class B-2 - authorized 60,000,000 shares; issued and outstanding:
35,036,688 shares at March 27, 2005 and 35,539,783
shares at December 26, 2004	393	399
Class B-1 - authorized 60,000,000 shares; issued and outstanding:
8,447,795 shares at March 27, 2005 and 9,270,929
shares at December 26, 2004	129	136
Class A - authorized 170,000,000 shares; issued and outstanding:
28,728,481 shares at March 27, 2005 and 27,417,326
shares at December 26, 2004	287	274
Additional paid-in capital	385,314	385,219
Unearned compensation	(1,035)	(104)
Retained earnings	224,113	212,253
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS' EQUITY	500,519	489,495

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$740,958	$775,062

Note: The balance sheet at December 26, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	First Quarter Ended
	March 27, 2005	March 28, 2004
Continuing Operations:
Revenue:
Publishing	$77,914	$76,671
Broadcasting	37,206	34,635
Telecommunications	37,455	35,557
Printing services	18,306	21,764
Other	10,547	10,464

Total revenue	181,428	179,091
Operating costs and expenses:
Publishing	40,504	38,532
Broadcasting	17,341	15,102
Telecommunications	22,143	20,406
Printing services	15,778	18,460
Other	8,993	8,551

Total operating costs and expenses	104,759	101,051
Selling and administrative expenses	55,372	52,338

Total operating costs and expenses and selling
and administrative expenses	160,131	153,389
Operating earnings	21,297	25,702
Other income and expense:
Interest income and dividends	96	67
Interest expense	(586)	(612)

Total other income and expense	(490)	(545)

Earnings from continuing operations before income taxes	20,807	25,157
Provision for income taxes	8,242	10,073

Earnings from continuing operations	12,565	15,084
Gain from discontinued operations, net of applicable income tax
expense of $3,073 and $393, respectively	4,846	615

Net earnings	$17,411	$15,699

Earnings available to class A and B common shareholders	$16,947	$15,235

Earnings per share:
Basic:
Continuing operations	$0.17	$0.20
Discontinued operations	0.07	0.01

Net earnings	$0.24	$0.21

Diluted:
Continuing operations	$0.17	$0.19
Discontinued operations	0.06	0.01

Net earnings	$0.23	$0.20

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the First Quarter Ended March 27, 2005
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock				Additional Paid-in-	Unearned	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B-2	Class B-1	Class A	Capital	Compensation	Earnings	at cost	Total	Income
Balance at December 26, 2004	$--	$33	$399	$136	$274	$385,219	$(104)	$212,253	$(108,715)	$489,495
Net earnings and other comprehensive income								17,411		17,411	$17,411

Dividends declared:
Class C ($0.142 per share)								(464)		(464)
Class B ($0.065 per share)								(2,873)		(2,873)
Class A ($0.065 per share)								(1,823)		(1,823)
Issuance of shares:
Conversion of class B to class A			(7)	(7)	14					--
Restricted stock grants			1			990	(991)			--
Stock grants						25				25
Employee stock purchase plan						595				595
Shares purchased and retired					(1)	(1,515)		(391)		(1,907)
Amortization of unearned compensation							60			60

Balance at March 27, 2005	$--	$33	$393	$129	$287	$385,314	$(1,035)	$224,113	$(108,715)	$500,519

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 27, 2005	March 28, 2004
Cash flow from operating activities:
Net earnings	$17,411	$15,699
Less gain from discontinued operations	4,846	615

Earnings from continuing operations	12,565	15,084
Adjustments for non-cash items:
Depreciation	11,105	10,684
Amortization	334	491
Provision for doubtful accounts	85	621
Deferred income taxes	106	2,616
Net (gain) loss from disposal of assets	(44)	37
Net changes in operating assets and liabilities:
Receivables	6,868	2,025
Inventories	373	(178)
Accounts payable	(4,145)	1,134
Other assets and liabilities	4,890	4,477

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,137	36,991
Cash flow from investing activities:
Capital expenditures for property and equipment	(6,499)	(5,443)
Proceeds from sales of assets	133	8

NET CASH USED FOR INVESTING ACTIVITIES	(6,366)	(5,435)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	37,065	36,935
Payments on long-term notes payable to banks	(78,485)	(64,635)
Proceeds from issuance of common stock	595	--
Purchase and retirement of common stock	(1,907)	--
Cash dividends	(5,160)	(5,239)

NET CASH USED FOR FINANCING ACTIVTIES	(47,892)	(32,939)
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	22,318	(818)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197	(2,201)
Cash and cash equivalents:
Beginning of year	6,374	8,440

At March 27, 2005 and March 28, 2004	$6,571	$6,239

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the first quarter ended March 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2004.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARD

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement No. 123R. In accordance with the new rule, we will adopt Statement No. 123R in the first quarter of 2006. We do not believe the effect of adopting Statement No. 123R will have a material impact on our consolidated financial statements.

4	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumptions that the class C shares outstanding were converted into class A and B shares, common shares are purchased upon exercise of certain of our non-statutory stock options, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

Basic and diluted earnings per share are computed as follows:

	First Quarter Ended
	March 27, 2005	March 28, 2004
Basic earnings:
Earnings from continuing operations	$12,565	$15,084
Discontinued operations	4,846	615

Net earnings	17,411	15,699
Less dividends on class C common stock	(464)	(464)

Earnings available to class A and B common shareholders	$16,947	$15,235

Weighted average class A and B shares outstanding	72,242	73,457
Basic earnings per share:
Continuing operations	$0.17	$0.20
Discontinued operations	0.07	0.01

Net earnings	$0.24	$0.21

Diluted earnings:
Earnings available to class A and B common shareholders	$16,947	$15,235
Plus dividends on class C common stock	464	464

Net earnings	$17,411	$15,699

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE, continued

	First Quarter Ended
	March 27, 2005	March 28, 2004
Weighted average shares outstanding	72,242	73,457
Vesting of restricted stock	6	--
Incremental class A and B shares for conversion of
class C shares	4,452	4,452

Adjusted weighted average shares outstanding	76,700	77,909

Diluted earnings per share:
Continuing operations	$0.17	$0.19
Discontinued operations	0.06	0.01

Net earnings	$0.23	$0.20

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

5	STOCK-BASED COMPENSATION

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

	First Quarter Ended
	March 27, 2005	March 28, 2004
Net earnings as reported	$17,411	$15,699
Add compensation cost of restricted stock, net of related tax effects, included in the determination of net earnings
as reported	37	7
Deduct stock based compensation determined under fair value-
based method, net of related tax effects:
Stock options	(38)	(9)
Employee stock purchase plan	(40)	--
Restricted stock	(37)	(7)

Pro forma net earnings	$17,333	$15,690

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.24	$0.21

Pro forma	$0.23	$0.21

Diluted earnings per share:
As reported	$0.23	$0.20

Pro forma	$0.23	$0.20

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at March 27, 2005 and December 26, 2004 consisted of the following:

	March 27, 2005	December 26, 2004
Paper and supplies	$7,109	$7,187
Work in process	1,404	1,607
Finished goods	1,891	2,020
Less obsolescence reserve	(327)	(364)

Inventories	$10,077	$10,450

7	NOTES PAYABLE TO BANKS

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings are either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of March 27, 2005, we had borrowings of $28,890 under the facility at a weighted average rate of 4.09%. Fees in connection with the facility of $1,997 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, an annual fee of $60 is being amortized using the straight line method from October 2004 through September 2005.

8	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	March 27, 2005	March 28, 2004
Service cost	$1,361	$1,232
Interest cost	2,087	2,068
Expected return on plan assets	(2,544)	(2,584)
Amortization of:
Unrecognized prior service cost	(119)	64
Unrecognized net transition obligation	--	26
Unrecognized net loss	723	416

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$1,508	$1,222

	Other Postretirement Benefits
	March 27, 2005	March 28, 2004
Service cost	$120	$93
Interest cost	502	515
Amortization of:
Unrecognized prior service cost	58	--
Unrecognized net transition obligation	137	137
Unrecognized net loss	164	112

Net periodic benefit cost included in selling and
administrative expenses	$981	$857

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $334 for the first quarter ended March 27, 2005 and $491 for the first quarter ended March 28, 2004. Estimated amortization expense for our next five fiscal years is $1,306 for 2005, $1,291 for 2006, $1,253 for 2007, $1,198 for 2008 and $912 for 2009.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 27, 2005 and December 26, 2004 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 27, 2005
Network affiliation agreements	$12,142	$(1,317)	$10,825
Customer lists	19,849	(16,304)	3,545
Non-compete agreements	23,338	(23,289)	49
Other	2,781	(2,781)	--

Total	$58,110	$(43,691)	$14,419

As of December 26, 2004
Network affiliation agreements	$12,142	$(1,198)	$10,944
Customer lists	19,849	(16,105)	3,744
Non-compete agreements	23,338	(23,276)	62
Other	2,781	(2,778)	3

Total	$58,110	$(43,357)	$14,753

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the first quarter ended March 27, 2005.

Goodwill

The change in the carrying amount of goodwill for the first quarter ended March 27, 2005 is as follows:

Reporting unit	Goodwill at December 26, 2004	Adjustment	Goodwill at March 27, 2005
Daily newspaper	$2,084	$--	$2,084
Community newspapers & shoppers	26,535	--	26,535
Broadcasting	107,069	(184)	106,885
Telecommunications	188	--	188
Direct marketing services	410	--	410

Total	$136,286	$(184)	$136,102

The adjustment to goodwill at our broadcasting unit represents a purchase price adjustment for goodwill associated with a two-year syndicated program acquired with the Green Bay television operations. The syndicated program’s second season was cancelled.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	DISCONTINUED OPERATIONS

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The purchase price, excluding certain real estate holdings, was $26,144 in cash.

The following table summarizes the results of operations of NorthStar Print Group, Inc. which are included in the gain from discontinued operations in the unaudited consolidated condensed statement of earnings for the first quarter ended March 27, 2005 and March 28, 2004:

	First Quarter Ended
	March 27, 2005	March 28, 2004
Revenue	$4,112	$13,579
Income before income taxes	$7,919	$1,008

The current and non-current assets and liabilities of discontinued operations in the consolidated condensed balance sheets at March 27, 2005 and December 26, 2004 consisted of the following:

	March 27, 2005	December 26, 2004
Cash	$--	$1
Receivables	620	5,035
Inventories, net	--	6,548
Prepaid expenses	31	88
Deferred income taxes	543	543

Total current assets	$1,194	$12,215

Property and equipment	$329	$6,161
Goodwill	--	2,362
Prepaid pension costs	--	369

Total non-current assets	$329	$8,892

Accounts payable	$299	$2,766
Accrued compensation	--	1,661
Accrued employee benefits	664	701
Other current liabilities	3,089	1,036

Total current liabilities	$4,052	$6,164

Other non-current liabilities (deferred income taxes)	$1,652	$1,652

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations conduct their business in the United States. We publish the Milwaukee Journal Sentinel and more than 90 weekly shopper and community newspapers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures for continuing operations for the first quarter ended March 27, 2005 and March 28, 2004 and identifiable total assets at March 27, 2005 and December 26, 2004:

	First Quarter Ended
	March 27, 2005	March 28, 2004
Revenue
Publishing	$77,914	$76,671
Broadcasting	37,206	34,635
Telecommunications	37,455	35,557
Printing services	18,306	21,764
Other	10,547	10,464

	$181,428	$179,091

Operating earnings
Publishing	$7,480	$9,017
Broadcasting	5,384	6,504
Telecommunications	7,775	8,730
Printing services	391	914
Other	267	537

	$21,297	$25,702

Depreciation and amortization
Publishing	$3,700	$3,980
Broadcasting	2,186	2,100
Telecommunications	4,782	4,310
Printing services	579	583
Other	192	202

	$11,439	$11,175

Capital expenditures
Publishing	$2,305	$1,914
Broadcasting	2,223	1,813
Telecommunications	1,667	918
Printing services	222	429
Other	82	369

	$6,499	$5,443

	March 27, 2005	December 26, 2004 Audited
Identifiable total assets
Publishing	$214,454	$218,806
Broadcasting	357,317	361,872
Telecommunications	94,159	96,290
Printing services	24,791	27,011
Other and discontinued operations	50,237	71,083

	$740,958	$775,062

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 27, 2005, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

In the first quarter of 2005, advertising revenue was down across our publishing and television segments, including tougher comparisons due to an off-cycle year in political and issue advertising. Also, the year-over-year comparison of operating earnings at our daily newspaper was negatively impacted by about $1.5 million due to the accounting calendar in the first quarter of 2005, the timing of Easter Sunday, and an increase in vacation expense. In addition, at our daily newspaper, employment and real estate classified advertising, direct mail advertising and Journal Interactive revenue increased over last year. Revenue grew at our radio stations due in large part to increases in local advertising. At our telecommunications company, the wholesale business experienced re-pricing activity and service disconnections and the enterprise business continued to focus on the development and sales of new products and services in a very competitive market. At our printing services company, we reported modest earnings after two quarters of losses and a break-even quarter in 2004 which were due to reduced sales volume from a number of computer-related customers.

On January 25, 2005, Multi-Color Corporation acquired our label manufacturing business, NorthStar Print Group, Inc., which resulted in a gain from discontinued operations of $4.8 million, net of tax.

The first quarter of 2005 contained 91 days while the first quarter of 2004 contained 88 days.

Results of Operations

First Quarter Ended March 27, 2005 compared to First Quarter Ended March 28, 2004

Consolidated

Our consolidated revenue from continuing operations in the first quarter of 2005 was $181.4 million, an increase of $2.3 million, or 1.3%, compared to $179.1 million in the first quarter of 2004. Our consolidated operating costs and expenses from continuing operations in the first quarter of 2005 were $104.7 million, an increase of $3.6 million, or 3.7%, compared to $101.1 million in the first quarter of 2004. Our consolidated selling and administrative expenses from continuing operations in the first quarter of 2005 were $55.4 million, an increase of $3.1 million, or 5.8%, compared to $52.3 million in the first quarter of 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
Continuing operations:	(dollars in millions)
Revenue:
Publishing	$77.9	43.0%	$76.7	42.8%
Broadcasting	37.2	20.5	34.6	19.3
Telecommunications	37.5	20.6	35.6	19.9
Printing services	18.3	10.1	21.8	12.2
Other	10.5	5.8	10.4	5.8

Total revenue	181.4	100.0	179.1	100.0
Total operating costs and expenses	104.7	57.8	101.1	56.4
Selling and administrative expenses	55.4	30.5	52.3	29.2

Total operating costs and expenses and selling
and administrative expenses	160.1	88.3	153.4	85.6

Total operating earnings	$21.3	11.7%	$25.7	14.4%

The increase in total revenue from continuing operations was due to an increase in enterprise services revenue at our telecommunications business, revenue from our Green Bay television acquisition, an increase in local advertising revenue at our radio stations, and increases in Journal Interactive, classified, and direct mail advertising revenue at our daily newspaper. These increases were partially offset by a decrease in revenue from several computer-related customers in our printing services business, a decrease in political and issue advertising at our television stations, and a decrease in wholesale telecommunications revenue due to contract re-pricings and customer disconnections.

The increase in total operating costs and expenses from continuing operations is due to the higher costs associated with the increase in telecommunications enterprise services revenue, the addition of the Green Bay television operations and an increase in news expenses at our television stations, increases in operating costs and expenses at our daily newspaper due to the three additional days in the first quarter of 2005, an increase in newsprint and other paper expense at our publishing businesses, an increase in programming expenses at our radio stations and an increase in postage expense due to the increase in direct mail advertising at our direct mail services business and our daily newspaper. These increases were offset by a decrease in operating costs and expenses at our printing services company in response to a decrease in revenue.

The increase in selling and administrative expenses from continuing operations is primarily due to the addition of the Green Bay television operations and increases in sales and promotional expenses at our television stations, a benefit recorded for a vacation policy change in the first quarter of 2004 and increases in payroll, sales, and marketing expenses at our daily newspaper, and an increase in payroll, sales and marketing expenses at our telecommunications business. The increase in payroll expenses was primarily due to the additional three days in the first quarter of 2005 compared to the first quarter of 2004. The increase in total selling and administrative expenses was partially offset by cost savings initiatives at our community newspapers and shoppers business and our printing services business.

Our consolidated operating earnings from continuing operations in the first quarter of 2005 were $21.3 million, a decrease of $4.4 million, or 17.1%, compared to $25.7 million in the first quarter of 2004. The following table presents our operating earnings by segment for the first quarter of 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
Continuing operations:	(dollars in millions)
Publishing	$7.5	35.1%	$9.0	35.1%
Broadcasting	5.4	25.3	6.5	25.3
Telecommunications	7.8	36.5	8.7	34.0
Printing services	0.4	1.8	0.9	3.5
Other	0.2	1.3	0.6	2.1

Total operating earnings	$21.3	100.0%	$25.7	100.0%

The decrease in total operating earnings from continuing operations was primarily due to the decrease in political and issue advertising at our television stations, the adverse impact at our daily newspaper from the additional three seasonally-light advertising days at the beginning of the quarter and Easter Sunday falling in the first quarter of 2005 compared to the second quarter of 2004, the vacation benefit recorded in the first quarter of 2004 at our daily newspaper, higher operating costs and expenses associated with the increase in enterprise services revenue at our telecommunications business and the increase in lower-margin mailing services revenue at our direct marketing services business, and the decrease in revenue at our printing services business. These decreases were partially offset by the increase in revenue at our radio stations.

Our consolidated EBITDA in the first quarter of 2005 was $32.7 million, a decrease of $4.2 million, or 11.2%, compared to $36.9 million in the first quarter of 2004. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, cumulative effect of accounting change, net, provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as incentive compensation performance targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the first quarter of 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$17.4	$15.7
Gain from discontinued operations, net	(4.8)	(0.6)
Provision for income taxes	8.2	10.1
Total other expense	0.5	0.5
Depreciation	11.1	10.7
Amortization	0.3	0.5

EBITDA	$32.7	$36.9

The decrease in EBITDA is consistent with the decrease in operating earnings at all of our business segments.

Publishing

Revenue from publishing in the first quarter of 2005 was $77.9 million, an increase of $1.2 million, or 1.6%, compared to $76.7 million in the first quarter of 2004. Operating earnings from publishing were $7.5 million, a decrease of $1.5 million, or 17.0%, compared to $9.0 million in the first quarter of 2004.

The following table presents our publishing revenue and operating earnings for the first quarter of 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Revenue	$54.9	$23.0	$77.9	$53.9	$22.8	$76.7	1.6

Operating earnings	$7.2	$0.3	$7.5	$8.6	$0.4	$9.0	(17.0)

The following table presents our publishing revenue by category for the first quarter of 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$18.4	$12.8	$31.2	$18.3	$12.7	$31.0	0.3
Classified	15.5	2.0	17.5	15.1	2.0	17.1	2.3
General	2.9	--	2.9	3.3	--	3.3	(12.4)
Other	5.3	0.5	5.8	4.2	0.6	4.8	21.4

Total advertising revenue .	42.1	15.3	57.4	40.9	15.3	56.2	2.0
Circulation revenue	10.4	0.7	11.1	10.5	0.7	11.2	(0.5)
Other revenue	2.4	7.0	9.4	2.5	6.8	9.3	1.8

Total revenue	$54.9	$23.0	$77.9	$53.9	$22.8	$76.7	1.6

Advertising revenue in the first quarter of 2005 accounted for 73.7% of total publishing revenue compared to 73.3% in the first quarter of 2004.

Retail advertising revenue in the first quarter of 2005 was $31.2 million, an increase of $0.2 million, or 0.3%, compared to $31.0 million in the first quarter of 2004. Retail advertising increased $0.1 million at our daily newspaper and $0.1 million at our community newspapers and shoppers in the first quarter of 2005 compared to the first quarter of 2004.

Print classified advertising revenue in the first quarter of 2005 was $17.5 million, an increase of $0.4 million, or 2.3%, compared to $17.1 million in the first quarter of 2004. At our daily newspaper, increases in employment advertising of $0.8 million and real estate advertising of $0.1 million were partially offset by decreases in automotive advertising of $0.3 million and general/other advertising of $0.2 million. Employment advertising, which accounted for 41.6% of classified advertising at our daily newspaper in the first quarter of 2005, increased 12.9% compared to the first quarter of 2004. We believe the increase in employment advertising is due to an increase in recruiting in the Milwaukee, WI market. The decrease in automotive advertising is primarily due to a decline in advertising by local automotive dealerships. Classified advertising at our community newspapers and shoppers in the first quarter of 2005 was essentially even compared to the first quarter of 2004.

General advertising revenue in the first quarter of 2005 was $2.9 million, a decrease of $0.4 million, or 12.4%, compared to $3.3 million in the first quarter of 2004. The decrease was primarily due to decreases in airline and finance/insurance ROP (run-of-press) advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the first quarter of 2005 and 2004:

	2005	2004	Percent Change
Advertising linage (inches):
Full run
Retail	164,465	157,514	4.4
Classified	181,814	200,587	(9.4)
General	13,177	15,910	(17.2)

Total full run	359,456	374,011	(3.9)
Part run	33,871	25,214	34.3

Total advertising linage	393,327	399,225	(1.5)

Preprint pieces (in thousands)	204,872	185,774	10.3

Total advertising linage in the first quarter of 2005 decreased 1.5% compared to the first quarter of 2004. The decrease was due to a decrease in full run advertising linage partially offset by an increase in part run advertising linage. Full run advertising linage in the first quarter of 2005 decreased 3.9% compared to the first quarter of 2004 due to a 9.4% decrease in classified advertising linage and a 17.2% decrease in general advertising linage. Classified advertising linage decreased due to a decrease in automotive advertising partially offset by an increase in employment and real estate advertising. The decrease in general advertising linage was primarily due to lower general advertising in the daily edition. These decreases were partially offset by a 4.4% increase in retail advertising linage primarily in the daily edition. Part run advertising linage increased in the first quarter of 2005 due to an increase in zoned retail and automotive classified advertising. Preprint advertising pieces increased 10.3% due to an increase in furniture and department store preprint pieces and preprint pieces used in direct mail advertising.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and speicalty products for the first quarter of 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	20,912	22,620	(7.6.	)
Shoppers and specialty products	25,586	25,066	2.1

Total full pages of advertising	46,498	47,686	(2.5)

Revenue per page	$289.40	$281.75	2.7

Total full pages of advertising for our community newspapers and shoppers business in the first quarter of 2005 decreased 2.5% compared to the first quarter of 2004. The decrease was due to the more efficient use of the amount of available space on each page partially offset by an increase in specialty products. Revenue per page increased 2.7% primarily due to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the first quarter of 2005, consisting of revenue from direct mail and event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $5.8 million, an increase of $1.0 million, or 21.4%, compared to $4.8 million in the first quarter of 2004. The increase was due to a $0.7 million increase in Journal Interactive advertising and a $0.4 million increase in direct mail advertising and printing at our daily newspaper. Other advertising revenue at our community newspapers and shoppers in the first quarter of 2005 decreased $0.1 million compared to the first quarter of 2004.

Circulation revenue in the first quarter of 2005 accounted for 14.2% of total publishing revenue compared to 14.6% in the first quarter of 2004. Circulation revenue of $11.1 million in the first quarter of 2005 decreased $0.1 million compared to $11.2 million in the first quarter of 2004.

We reported to the Audit Bureau of Circulations’ Newspaper Publisher’s Statement for the six month period ended March 31, 2005 that average net paid circulation for the daily newspaper was essentially flat for the daily edition (Monday-Saturday) and it decreased 4.4% for the Sunday edition compared to the six month period ended March 31, 2004. For the 12-month Audit ended March 31, 2005, we reported that average net paid circulation decreased approximately 1.0% for the daily edition (Monday-Saturday) and 2.4% for the Sunday edition compared to the 12-month Audit ended March 31, 2004.

We elected to make self deductions to our net paid circulation related to hawking with gift premiums at sporting events, third-party sponsored distributions at special events and certain hotel distribution programs which accounted for approximately half of the decline in the six-month Sunday circulation versus the March 2004 Publisher’s Statement. We made these deductions after consulting with the Audit Bureau of Circulations.

Other revenue, which consists of revenue from commercial printing opportunities at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 12.1% of total publishing revenue in both the first quarter of 2005 and the first quarter of 2004. Other revenue of $9.4 million in the first quarter of 2005 was essentially even compared to $9.3 million in the first quarter of 2004.

Publishing operating earnings in the first quarter of 2005 were $7.5 million, a decrease of $1.5 million, or 17.0%, compared to $9.0 million in the first quarter of 2004. The decrease was primarily from our daily newspaper and was due to the nearly $0.9 million adverse impact from the addition of three seasonally-light advertising days at the beginning of the quarter, an increase of $0.7 million in vacation expense due to a policy change benefit we recorded in the first quarter of 2004, and a $0.5 million adverse impact from light advertising on Easter Sunday which fell in the first quarter of 2005 compared to the second quarter of 2004. Total newsprint and other paper expense in the first quarter of 2005 was $10.4 million, an increase of $0.6 million, or 6.2%, compared to $9.8 million in the first quarter of 2004. The increase in newsprint and other paper expense was primarily attributed to a 10.7% increase in the average price per metric ton. These operating earnings decreases were partially offet by the increase in revenue and $0.4 million of cost savings initiatives at our community newspapers and shoppers.

Broadcasting

Revenue from broadcasting in the first quarter of 2005 was $37.2 million, an increase of $2.6 million, or 7.4%, compared to $34.6 million in the first quarter of 2004. Operating earnings from broadcasting in the first quarter of 2005 were $5.4 million, a decrease of $1.1 million, or 17.2%, compared to $6.5 million in the first quarter of 2004.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2005 and 2004:

	2005			2004			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$18.2	$19.0	$37.2	$16.7	$17.9	$34.6	7.4

Operating earnings	$3.8	$1.6	$5.4	$3.1	$3.4	$6.5	(17.2)

Revenue from our radio stations in the first quarter of 2005 was $18.2 million, an increase of $1.5 million, or 9.2%, compared to $16.7 million in the first quarter of 2004. The increase was primarily attributed to a $1.3 million increase in local advertising revenue and a $0.3 million increase in national advertising revenue partially offset by a $0.1 million decrease in political and issue advertising.

Operating earnings from our radio stations in the first quarter of 2005 were $3.8 million, an increase of $0.7 million, or 22.6%, compared to $3.1 million in the first quarter of 2004. The increase was primarily attributed to the increase in revenue partially offset by increases in programming, sales and technology expenses.

Revenue from our television stations in the first quarter of 2005 was $19.0 million, an increase of $1.1 million, or 5.8%, compared to $17.9 million in the first quarter of 2004. Revenue from our Green Bay television operations, which were acquired in October 2004, was $2.1 million. Excluding the Green Bay acquisition, revenue in the first quarter of 2005 decreased $1.0 million or 5.9% compared to the first quarter of 2004 due to a $1.4 million decrease in political and issue advertising offset by a $0.4 million increase in national advertising.

Operating earnings from our television stations in the first quarter of 2005 were $1.6 million, a decrease of $1.8 million, or 52.9%, compared to $3.4 million in the first quarter of 2004. The decrease was primarily due to the decrease in political and issue advertising revenue, increases in news, administrative, and technology expenses partially offset by a decrease in programming expenses. Operating results from our Green Bay television operations were essentially “break-even” in the first quarter of 2005.

Telecommunications

Revenue from telecommunications in the first quarter of 2005 was $37.5 million, an increase of $1.9 million, or 5.3%, compared to $35.6 million in the first quarter of 2004. Operating earnings from telecommunications in the first quarter of 2005 were $7.8 million, a decrease of $0.9 million, or 10.9%, compared to $8.7 million in the first quarter of 2004.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the first quarter of 2005 was $20.4 million, a decrease of $0.2 million, or 1.0%, compared to $20.6 million in the first quarter of 2004. The decrease was primarily due to lower pricing on customer contract renewals and service disconnections. Monthly recurring revenue from wholesale services at the end of the first quarter of 2005 was $6.3 million compared to $6.4 million at the beginning of 2005 and $6.8 million at the end of the first quarter of 2004. During the first quarter of 2005, new circuit connections of $0.2 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 35.3% and 37.8% of our telecommunications revenue in the first quarter of 2005 and 2004, respectively. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. The effect of the pricing provisions will occur at various times throughout 2005.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in the first quarter of 2005 was $17.1 million, an increase of $2.1 million, or 14.0%, compared to $15.0 million in 2004. The increase was primarily attributed to our newly acquired infrastructure business and an increase in the services utilized by our existing customers. Monthly recurring revenue from enterprise advanced data services was $3.4 million at the end of the first quarter of 2005, at the beginning of 2005, and at the end of the first quarter of 2004.

The decrease in operating earnings from telecommunications was primarily due to higher operating costs and expenses associated with the higher mix of enterprise services revenue and increases in sales and marketing expenses.

We do not expect that the three major national telecommunications mergers currently under review will have an impact on our telecommunications business in 2005.

Printing Services

Revenue from printing services in the first quarter of 2005 was $18.3 million, a decrease of $3.5 million, or 15.9%, compared to $21.8 million in the first quarter of 2004. Operating earnings from printing services in the first quarter of 2005 was $0.4 million, a decrease of $0.5 million, or 57.2%, compared to $0.9 million in the first quarter of 2004.

The decrease in printing services revenue was primarily attributed to the decrease in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers as we transition back to our core printing business. Dell Computer Corporation accounted for 20.8% and 27.1% of our printing services revenue in the first quarter of 2005 and 2004, respectively. We anticipate our revenue from Dell to continue to decline in 2005.

The decrease in printing services operating earnings was primarily attributed to the decrease in sales volume partially offset by lower production costs due to the decrease in sales volume and cost reduction initiatives.

Other

Other revenue in the first quarter of 2005 was $10.5 million, an increase of $0.1 million, or 0.8%, compared to $10.4 million in the first quarter of 2004. Other operating earnings in the first quarter of 2005 were $0.2 million, a decrease of $0.4 million, or 50.3%, compared to operating earnings of $0.6 million in the first quarter of 2004.

The following table presents our other revenue and operating earnings for the first quarter of 2005 and 2004:

	2005			2004
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$11.5	$(1.0)	$10.5	$11.3	$(0.9)	$10.4	0.8

Operating earnings	$--	$0.2	$0.2	$0.6	$--	$0.6	(50.3)

The increase in other revenue in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributed to an increase in postage amounts billed to customers partially offset by a decrease in list and printing services. Included in revenue and operating costs and expenses is $6.8 million and $6.2 million of postage amounts billed to customers in the first quarter of 2005 and 2004, respectively.

The decrease in operating earnings was primarily due to higher operating costs and expenses associated with the higher mix of lower-margin mailing services revenue.

Non-Operating Income and Taxes

Interest income and dividends were $0.5 million in the first quarter of 2005 and 2004. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $0.5 million in both the first quarter of 2005 and 2004. Amortization of deferred financing costs was $0.1 million in both the first quarter of 2005 and 2004.

The effective tax rate for continuing operations was 39.6% in the first quarter of 2005 and 40.0% in the first quarter of 2004. The decrease in the effective tax rate is primarily due to the anticipated deduction in 2005 for domestic production activities from the recently enacted Section 199 of the Internal Revenue Code.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.17 for the first quarter of 2005, compared to basic and diluted earnings per share from continuing operations of $0.20 and $0.19, respectively, for the first quarter of 2004. Our basic and diluted earnings per share from discontinued operations were $0.07 and $0.06, respectively, for the first quarter of 2005 compared to basic and diluted earnings per share from discontinued operations of $0.01 for the first quarter of 2004.

Discontinued Operations

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of our label printing business, NorthStar Print Group, Inc. The label printing business was part of the “Other” reportable segment and the operations have been reflected as discontinued operations in our unaudited consolidated condensed financial statements and, accordingly, prior periods have been restated to reflect this treatment.

Revenue from discontinued operations in the first quarter of 2005 was $4.1 million, a decrease of $9.5 million, or 69.7%, compared to $13.6 million in the first quarter of 2004. Net liabilities of discontinued operations at March 27, 2005 were $4.2 million and net assets of discontinued operations were $13.3 million at December 26, 2004. Gain from discontinued operations, net of income taxes, in the first quarter of 2005 was $4.8 million compared to $0.6 million in the first quarter of 2004. Applicable income tax expense was $3.1 million and $0.4 million in the first quarter of 2005 and 2004, respectively.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of March 27, 2005, we had borrowings outstanding of $28.9 million under the facility at a weighted average interest rate of 4.09%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, an annual fee of $0.1 million is being amortized using the straight line method from October 2004 through September 2005. The financial covenants of this agreement include the following:

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

As of March 27, 2005, we are in compliance with all of our financial covenants.

Cash balances were $6.6 million at March 27, 2005. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. In January 2005, the proceeds from the sale of our label printing business reduced our $350 million unsecured revolving credit facility. In February 2005, we announced a stock repurchase program of up to 5 million shares of our class A common stock over a term to expire in August 2006 and we purchased 114,200 class A common shares at a weighted average price per share of $16.70 in the first quarter of 2005. In April 2005, we received $4.4 million for the redemption of our investment in preferred stock.

Cash Flow

Cash provided by operating activities was $32.1 million in the first quarter of 2005 compared to $37.0 million in the first quarter of 2004. The decrease was primarily due to a decrease in earnings from continuing operations and a decrease in deferred income tax expense.

Cash used for investing activities was $6.4 million in the first quarter of 2005 compared to $5.4 million in the first quarter of 2004. Capital expenditures for property and equipment were $6.5 million in the first quarter of 2005 compared to $5.4 million in the first quarter of 2004.

Cash used for financing activities was $47.9 million in the first quarter of 2005 compared to $32.9 million in the first quarter of 2004. Borrowings under our new credit facility during the first quarter of 2005 were $37.1 million and we made payments of $78.5 million compared to borrowings of $36.9 million and payments of $64.6 million in the first quarter of 2004. In the first quarter of 2005, we paid $1.9 million to purchase our class A common stock under our stock repurchase program and we received $0.6 million in proceeds from the issuance of our class B common stock to our employees under our Employee Stock Purchase Plan. We paid cash dividends of $5.2 million in both the first quarter of 2005 and 2004.

Cash provided by discontinued operations was $22.3 million in the first quarter of 2005 due to the proceeds received from the sale of NorthStar Print Group, Inc. Cash used for discontinued operations was $0.8 million in the first quarter of 2004.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 26, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 26, 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff, Shorewest Realtors, seeks to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers from 1996 on. Shorewest is seeking disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages.  We believe the lawsuit is without merit and intend to defend the action vigorously. Accordingly, no litigation reserve has been recorded for this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2005, we announced a stock repurchase program of up to 5,000,000 of our class A common stock over a term to expire in August 2006. The following table provides information about our repurchases of our class A common stock in the first quarter ended March 27, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2004 to January 23, 2005	0	n/a	n/a	n/a
January 24 to February 20, 2005	0	n/a	n/a	n/a
Februay 21 to March 27, 2005	114,200	$16.70	114,200	4,885,800

(1)	All shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on February 10, 2005 and commenced on March 14, 2005, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. The repurchase program is expected to expire in August 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: May 3, 2005	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: May 3, 2005	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer