Form 10-Q/A
period 2005-03-27
JOURNAL COMMUNICATIONS INC
filed 2005-05-10
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Class	Outstanding at May 2, 2005
Class A Common Stock	31,933,425
Class B Common Stock	40,084,806
Class C Common Stock	3,264,000

        The Form 10-Q of Journal Communications, Inc. (the “Company”) for the quarterly period ended March 27, 2005, as filed with the Securities Exchange Commission on May 4, 2005, incorrectly reported the number of shares of the Company’s Class B Common Stock outstanding at May 2, 2005. The correct number of shares of the Company’s Class B Common Stock outstanding at May 2, 2005 is 40,084,806 (excluding 8,676,705 shares of class B common stock held by the Company’s subsidiary, The Journal Company) and is reflected on the cover page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Date: May 9, 2005	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer

3