Form 10-Q
period 2005-06-30
JOURNAL COMMUNICATIONS INC
filed 2005-08-02
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________________ Commission File Number: 1-31805

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

Yes    X    No

Number of shares outstanding of each of the issuer’s classes of common stock as of July 26, 2005 (excluding 8,676,705 shares of class B common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at July 26, 2005
Class A Common Stock	36,155,344
Class B Common Stock	34,444,146
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		June 26, 2005 (Unaudited) and December 26, 2004	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Second Quarter and Two Quarters Ended
		June 26, 2005 and June 27, 2004	3
		Unaudited Consolidated Condensed Statement of
		Shareholders' Equity for the Two Quarters Ended
		June 26, 2005	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Two Quarters Ended June 26, 2005
		and June 27, 2004	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of June 26, 2005	6
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	28
	Item 4.	Controls and Procedures	28
Part II.	Other Information
	Item 1.	Legal Proceedings	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	29
	Item 4.	Submission of Matters to a Vote of Security Holders	29
	Item 5.	Other Information	29
	Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per-share amounts)

ASSETS	June 26, 2005	December 26, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$7,000	$6,374
Receivables, less allowance for doubtful accounts
of $7,393 and $7,210	90,154	89,690
Inventories	9,754	10,450
Prepaid expenses	11,029	13,302
Deferred income taxes	9,003	8,903
Investment in preferred stock	--	4,394
Current assets of discontinued operations	--	11,672

TOTAL CURRENT ASSETS	126,940	144,785
Property and equipment, at cost, less accumulated depreciation
of $354,903 and $338,674	288,685	297,405
Goodwill	136,102	136,286
Broadcast licenses	140,046	140,046
Other intangible assets, net	14,078	14,753
Prepaid pension costs	20,651	23,787
Other assets, net	8,685	8,565
Non-current assets of discontinued operations	321	8,892

TOTAL ASSETS	$735,508	$774,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,517	$39,239
Accrued compensation	17,562	22,364
Accrued employee benefits	11,123	10,171
Deferred revenue	18,691	20,255
Other current liabilities	15,791	12,518
Current liabilities of discontinued operations	2,444	7,273
Current portion of long-term liabilities	3,640	3,600

TOTAL CURRENT LIABILITIES	104,768	115,420
Accrued employee benefits	18,637	17,839
Long-term notes payable to banks	40,445	70,310
Deferred income taxes	64,791	64,491
Other long-term liabilities	15,556	16,964
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at June 26, 2005 and December 26, 2004	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at June 26, 2005 and December 26, 2004	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
36,360,917 shares at June 26, 2005 and 44,810,712 shares
at December 26, 2004	450	535
Class A - authorized 170,000,000 shares; issued and outstanding:
34,503,700 shares at June 26, 2005 and 27,417,326 shares
at December 26, 2004	345	274
Additional paid-in capital	370,272	385,219
Unearned compensation	(908)	(104)
Retained earnings	229,834	212,253
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS' EQUITY	491,311	489,495

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$735,508	$774,519

Note: The balance sheet at December 26, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Continuing operations:
Revenue:
Publishing	$85,408	$83,599	$163,322	$160,270
Broadcasting	42,911	42,254	80,117	76,889
Telecommunications	36,122	36,804	73,577	72,361
Printing services	18,082	17,427	36,388	39,191
Other	12,207	11,979	22,754	22,443

Total revenue	194,730	192,063	376,158	371,154
Operating costs and expenses:
Publishing	41,652	40,358	82,156	78,890
Broadcasting	18,110	16,384	35,451	31,486
Telecommunications	21,738	20,898	43,881	41,304
Printing services	15,293	15,459	31,071	33,919
Other	10,327	9,993	19,320	18,544

Total operating costs and expenses	107,120	103,092	211,879	204,143
Selling and administrative expenses	57,061	55,698	112,433	108,036

Total operating costs and expenses and selling
and administrative expenses	164,181	158,790	324,312	312,179

Operating earnings	30,549	33,273	51,846	58,975
Other income and expense:
Interest income and dividends	162	70	258	137
Interest expense	(536)	(390)	(1,122)	(1,002)

Total other income and expense	(374)	(320)	(864)	(865)

Earnings from continuing operations before
income taxes	30,175	32,953	50,982	58,110
Provision for income taxes	12,049	13,203	20,291	23,276

Earnings from continuing operations	18,126	19,750	30,691	34,834
Gain from discontinued operations, net of
tax benefit of $12 and tax expense of
$685, $3,061 and $1,078, respectively	9	1,081	4,855	1,696

Net earnings	$18,135	$20,831	$35,546	$36,530

Earnings available to class A and B
common shareholders	$17,671	$20,367	$34,618	$35,602

Earnings per share:
Basic:
Continuing operations	$0.25	$0.26	$0.41	$0.46
Discontinued operations	--	0.02	0.07	0.02

Net earnings	$0.25	$0.28	$0.48	$0.48

Diluted:
Continuing operations	$0.24	$0.25	$0.40	$0.45
Discontinued operations	--	0.02	0.07	0.02

Net earnings	$0.24	$0.27	$0.47	$0.47

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Two Quarters Ended June 26, 2005
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional Paid-in-	Unearned	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Capital	Compensation	Earnings	at cost	Total	Income
Balance at December 26, 2004	$--	$33	$535	$274	$385,219	$(104)	$212,253	$(108,715)	$489,495
Net earnings and other comprehensive income							17,411		17,411	$17,411

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,873)		(2,873)
Class A ($0.065 per share)							(1,823)		(1,823)
Issuance of shares:
Conversion of class B to class A			(14)	14					--
Restricted stock grants			1		990	(991)			--
Stock grants					25				25
Employee stock purchase plan					595				595
Shares purchased and retired				(1)	(1,515)		(391)		(1,907)
Amortization of unearned compensation						60			60

Balance at March 27, 2005	$--	$33	$522	$287	$385,314	$(1,035)	$224,113	$(108,715)	$500,519

Net earnings and other comprehensive income							18,135		18,135	$18,135

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,506)		(2,506)
Class A ($0.065 per share)							(2,137)		(2,137)
Issuance of shares:
Conversion of class B to class A			(72)	72					--
Stock grants					341				341
Cancellation of restricted stock grants					(19)	19			--
Shares purchased and retired				(14)	(15,364)		(7,307)		(22,685)
Amortization of unearned compensation						108			108

Balance at June 26, 2005	$--	$33	$450	$345	$370,272	$(908)	$229,834	$(108,715)	$491,311

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 26, 2005	June 27, 2004
Cash flow from operating activities:
Net earnings	$35,546	$36,530
Less gain from discontinued operations	4,855	1,696

Earnings from continuing operations	30,691	34,834
Adjustments for non-cash items:
Depreciation	21,748	21,536
Amortization	656	912
Provision for doubtful accounts	677	1,438
Deferred income taxes	200	3,547
Net (gain) loss from disposal of assets	(92)	36
Net changes in operating assets and liabilities:
Receivables	(1,141)	3,595
Inventories	696	(1,613)
Accounts payable	(3,722)	1,255
Other assets and liabilities	7,690	(4,619)

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,403	60,921
Cash flow from investing activities:
Capital expenditures for property and equipment	(13,437)	(14,566)
Proceeds from sales of assets	501	19
(Acquisition of business) purchase price adjustment	19	(518)

NET CASH USED FOR INVESTING ACTIVITIES	(12,917)	(15,065)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	97,925	157,645
Payments on long-term notes payable to banks	(127,790)	(164,910)
Proceeds from issuance of common stock	595	115,979
Purchase and retirement of class A common stock	(24,592)	--
Purchase and retirement of class B common stock	--	(148,679)
Cash dividends	(10,267)	(10,477)

NET CASH USED FOR FINANCING ACTIVITIES	(64,129)	(50,442)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	20,269	2,280

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	626	(2,306)
Cash and cash equivalents:
Beginning of year	6,374	8,440

At June 26, 2005 and June 27, 2004	$7,000	$6,134

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the second quarter and two quarters ended June 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2004.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARD

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,”which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement.” In accordance with the new rule, we will adopt Statement No. 154 in the first quarter of 2006. We do not believe the effect of adopting Statement No. 154 will have a material impact on our consolidated financial statements.

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

Basic and diluted earnings per share are computed as follows:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Basic earnings:
Earnings from continuing operations	$18,126	$19,750	$30,691	$34,834
Discontinued operations	9	1,081	4,855	1,696

Net earnings	18,135	20,831	35,546	36,530
Less dividends on class C common stock	(464)	(464)	(928)	(928)

Earnings available to class A and B
common shareholders	$17,671	$20,367	$34,618	$35,602

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE, continued

	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Weighted average class A and B
shares outstanding	71,539	73,866	71,890	73,665
Basic earnings per share:
Continuing operations	$0.25	$0.26	$0.41	$0.46
Discontinued operations	--	0.02	0.07	0.02

Net earnings	$0.25	$0.28	$0.48	$0.48

Diluted earnings:
Earnings available to class A and B
common shareholders	$17,671	$20,367	$34,618	35,602
Plus dividends on class C common stock	464	464	928	928

Net earnings	$18,135	$20,831	$35,546	$36,530

Weighted average shares outstanding	71,539	73,866	71,890	73,665
Impact of restricted stock	12	1	10	2
Incremental class A and B shares for
conversion of class C shares	4,452	4,452	4,452	4,452

Adjusted weighted average shares outstanding	76,003	78,319	76,352	78,119

Diluted earnings per share:
Continuing operations	$0.24	$0.25	$0.40	$0.45
Discontinued operations	--	0.02	0.07	0.02

Net earnings	$0.24	$0.27	$0.47	$0.47

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

5	STOCK-BASED COMPENSATION, continued

	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net earnings as reported	$18,135	$20,831	$35,546	$36,530
Add compensation cost of restricted stock,
net of related tax effects, included in
the determination of net earnings as reported	65	8	102	14
Deduct stock based compensation determined
under fair value-based method, net of related
tax effects:
Stock options	(37)	(17)	(74)	(26)
Employee stock purchase plan	--	--	(40)	--
Restricted stock	(65)	(8)	(102)	(14)

Pro forma net earnings	$18,098	$20,814	$35,432	$36,504

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.25	$0.28	$0.48	$0.48

Pro forma	$0.25	$0.28	$0.48	$0.48

Diluted earnings per share:
As reported	$0.24	$0.27	$0.47	$0.47

Pro forma	$0.24	$0.27	$0.46	$0.47

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at June 26, 2005 and December 26, 2004 consisted of the following:

	June 26, 2005	December 26, 2004
Paper and supplies	$7,203	$7,187
Work in process	1,352	1,607
Finished goods	1,637	2,020
Less obsolescence reserve	(438)	(364)

Inventories	$9,754	$10,450

7	NOTES PAYABLE TO BANKS

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of June 26, 2005, we had borrowings of $40,445 under the facility at a weighted average interest rate of 4.05%. Fees in connection with the facility of $1,997 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, an annual fee of $60 is being amortized using the straight-line method from October 2004 through September 2005.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

8	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$1,361	$1,232	$2,722	$2,464
Interest cost	2,087	2,068	4,174	4,136
Expected return on plan assets	(2,544)	(2,584)	(5,088)	(5,168)
Amortization of:
Unrecognized prior service cost	(119)	64	(238)	128
Unrecognized net transition obligation	--	26	--	52
Unrecognized net loss	723	416	1,446	832

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$1,508	$1,222	$3,016	$2,444

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$118	$93	$238	$186
Interest cost	498	515	1,000	1,030
Amortization of:
Unrecognized prior service cost	58	--	116	--
Unrecognized net transition obligation	137	137	274	274
Unrecognized net loss	164	112	328	224

Net periodic benefit cost included in
selling and administrative expenses	$975	$857	$1,956	$1,714

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $322 for the second quarter ended June 26, 2005 and $656 for the two quarters ended June 26, 2005. Estimated amortization expense for our next five fiscal years is $1,301 for 2005, $1,288 for 2006, $1,249 for 2007, $1,194 for 2008 and $910 for 2009.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS, continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 26, 2005 and December 26, 2004 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 26, 2005
Network affiliation agreements	$12,142	$(1,435)	$10,707
Customer lists	19,830	(16,501)	3,329
Non-compete agreements	23,338	(23,296)	42
Other	2,773	(2,773)	--

Total	$58,083	$(44,005)	$14,078

December 26, 2004
Network affiliation agreements	$12,142	$(1,198)	$10,944
Customer lists	19,849	(16,105)	3,744
Non-compete agreements	23,338	(23,276)	62
Other	2,781	(2,778)	3

Total	$58,110	$(43,357)	$14,753

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the two quarters ended June 26, 2005.

Goodwill

The change in the carrying amount of goodwill in the two quarters ended June 26, 2005 is as follows:

Reporting unit	Goodwill at December 26, 2004	Adjustment	Goodwill at June 26, 2005
Daily newspaper	$2,084	$--	$2,084
Community newspapers and shoppers	26,535	--	26,535
Broadcasting	107,069	(184)	106,885
Telecommunications	188	--	188
Direct marketing services	410	--	410

Total	$136,286	$(184)	$136,102

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

The following table summarizes the results of operations of NorthStar Print Group, Inc., which are included in the gain from discontinued operations in the unaudited consolidated condensed statement of earnings for the second quarter and two quarters ended June 26, 2005 and June 27, 2004:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Revenue	$--	$15,959	$4,112	$29,538
Income before income taxes	$(3)	$1,766	$7,916	$2,774

The current and non-current assets and liabilities of discontinued operations in the consolidated condensed balance sheets at June 26, 2005 and December 26, 2004 consisted of the following:

	June 26, 2005	December 26, 2004
Cash	$--	$1
Receivables	--	5,035
Inventories, net	--	6,548
Prepaid expenses	--	88

Total current assets	$--	$11,672

Property and equipment	$321	$6,161
Goodwill	--	2,362
Prepaid pension costs	--	369

Total non-current assets	$321	$8,892

Accounts payable	$276	$2,766
Accrued compensation	--	1,661
Accrued employee benefits	586	701
Other current liabilities	1,582	2,145

Total current liabilities	$2,444	$7,273

11	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations conduct their business in the United States. We publish a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 weekly shoppers and community newspapers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 3,800 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

11	SEGMENT INFORMATION, continued

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures for the second quarter and two quarters ended June 26, 2005 and June 27, 2004 and identifiable total assets at June 26, 2005 and December 26, 2004:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Revenue
Publishing	$85,408	$83,599	$163,322	$160,270
Broadcasting	42,911	42,254	80,117	76,889
Telecommunications	36,122	36,804	73,577	72,361
Printing services	18,082	17,427	36,388	39,191
Other	12,207	11,979	22,754	22,443

	$194,730	$192,063	$376,158	$371,154

Operating earnings
Publishing	$14,342	$12,643	$21,822	$21,660
Broadcasting	8,920	11,072	14,304	17,576
Telecommunications	6,659	9,103	14,434	17,833
Printing services	389	(597)	780	317
Other	239	1,052	506	1,589

	$30,549	$33,273	$51,846	$58,975

Depreciation and amortization
Publishing	$3,487	$3,917	$7,187	$7,897
Broadcasting	2,190	2,159	4,376	4,259
Telecommunications	4,575	4,381	9,357	8,691
Printing services	521	597	1,100	1,180
Other	192	219	384	421

	$10,965	$11,273	$22,404	$22,448

Capital expenditures
Publishing	$2,399	$2,718	$4,704	$4,632
Broadcasting	1,767	2,493	3,990	4,306
Telecommunications	2,347	1,430	4,014	2,348
Printing services	133	2,269	355	2,698
Other	292	213	374	582

	$6,938	$9,123	$13,437	$14,566

	June 26, 2005	December 26, 2004
		Audited
Identifiable total assets
Publishing	$218,417	$218,806
Broadcasting	359,514	361,872
Telecommunications	90,773	96,290
Printing services	24,493	27,011
Other and discontinued operations	42,311	70,540

	$735,508	$774,519

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 26, 2005, including the notes thereto.

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

We experienced a solid finish in the second quarter of 2005 as advertising revenue strengthened at our daily newspaper and in a number of our radio markets, while our television stations continue to be challenged as we face a soft advertising environment and tougher comparisons due to an off-cycle year in political and issue advertising. At our telecommunications company, the wholesale business experienced re-pricing activity and service disconnections and the enterprise business continued to focus on the development and sales of new products and services in a very competitive market. At our printing services business, we reported a $1.0 million increase in operating earnings which was due to improved production efficiencies and increased sales volume reflecting a successful return to our core printing business and our direct marketing services business reported a $0.3 million increase in operating earnings.

The second quarter of 2005 and the second quarter of 2004 each contained 91 days while the two quarters of 2005 contained three more days than the two quarters of 2004.

Results of Operations

Second Quarter Ended June 26, 2005 compared to Second Quarter Ended June 27, 2004

Consolidated

Our consolidated revenue from continuing operations in the second quarter of 2005 was $194.7 million, an increase of $2.6 million, or 1.4%, compared to $192.1 million in the second quarter of 2004. Our consolidated operating costs and expenses from continuing operations in the second quarter of 2005 were $107.1 million, an increase of $4.0 million, or 3.9%, compared to $103.1 million in the second quarter of 2004. Our consolidated selling and administrative expenses from continuing operations in the second quarter of 2005 were $57.1 million, an increase of $1.4 million, or 2.4%, compared to $55.7 million in the second quarter of 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
Continuing operations:	(dollars in millions)
Revenue:
Publishing	$85.4	43.9%	$83.6	43.5%
Broadcasting	42.9	22.0	42.3	22.0
Telecommunications	36.1	18.5	36.8	19.2
Printing services	18.1	9.3	17.4	9.1
Other	12.2	6.3	12.0	6.2

Total revenue	194.7	100.0	192.1	100.0
Total operating costs and expenses	107.1	55.0	103.1	53.7
Selling and administrative expenses	57.1	29.3	55.7	29.0

Total operating costs and expenses and selling
and administrative expenses	164.2	84.3	158.8	82.7

Total operating earnings	$30.5	15.7%	$33.3	17.3%

The increase in total revenue from continuing operations was due to revenue from our Green Bay television acquisition, increases in classified, Journal Interactive and retail advertising revenue at our daily newspaper, an increase in local advertising revenue at our radio stations, an increase in enterprise services revenue at our telecommunications business due to our newly acquired infrastructure business, increases in printing and fulfillment revenue at our printing services business, an increase in postage amounts billed to customers at our direct marketing services business and an increase in classified advertising at our community newspapers and shoppers business. These increases were partially offset by a decrease in political and issue advertising at our television stations and a decrease in wholesale telecommunications revenue due to contract re-pricings and customer disconnections.

The increase in total operating costs and expenses from continuing operations is due to the addition of the Green Bay television operations and an increase in news and technology expenses at our television stations, higher costs associated with the increase in telecommunications enterprise services revenue, an increase in newsprint and other paper expense at our publishing businesses, an increase in technology and programming expenses at our radio stations and an increase in postage expense at our direct mail services business. These increases were partially offset by a decrease in operating costs and expenses at our printing services business due to improved production efficiencies.

The increase in selling and administrative expenses from continuing operations is primarily due to an increase in certain corporate expenses, the addition of the Green Bay television operations, and an increase in payroll, sales and marketing expenses at our telecommunications business. These increases were partially offset by a decrease in employee benefit and indirect expenses at our daily newspaper and cost savings initiatives at our daily newspaper, our community newspapers and shoppers business and our printing services business.

Our consolidated operating earnings from continuing operations in the second quarter of 2005 were $30.5 million, a decrease of $2.8 million, or 8.2%, compared to $33.3 million in the second quarter of 2004. The following table presents our operating earnings by segment for the second quarter of 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
Continuing operations:	(dollars in millions)
Publishing	$14.3	46.9%	$12.6	38.0%
Broadcasting	8.9	29.2	11.1	33.3
Telecommunications	6.7	21.8	9.1	27.3
Printing services	0.4	1.3	(0.6)	(1.8)
Other	0.2	0.8	1.1	3.2

Total operating earnings	$30.5	100.0%	$33.3	100.0%

The decrease in total operating earnings from continuing operations was primarily due to the decrease in political and issue advertising at our television stations, higher operating costs and expenses associated with the increase in enterprise services revenue and the decrease in our wholesale services revenue at our telecommunications business, and an increase in certain corporate expenses. These decreases were partially offset by increases in revenue at our daily newspaper, printing services business, and radio stations, and a decrease in payroll, employee benefit, and bad debt expenses at our direct marketing services business.

Our consolidated EBITDA in the second quarter of 2005 was $41.5 million, a decrease of $3.1 million, or 6.8%, compared to $44.6 million in the second quarter of 2004. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the second quarter of 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$18.1	$20.8
Gain from discontinued operations, net	--	(1.1)
Provision for income taxes	12.0	13.2
Total other expense	0.4	0.4
Depreciation	10.7	10.9
Amortization	0.3	0.4

EBITDA	$41.5	$44.6

The decrease in EBITDA is consistent with the decrease in operating earnings at our telecommunications, broadcasting, and “other” segments partially offset by an increase in operating earnings at our publishing and printing services segments.

Publishing

Revenue from publishing in the second quarter of 2005 was $85.4 million, an increase of $1.8 million, or 2.2%, compared to $83.6 million in the second quarter of 2004. Operating earnings from publishing were $14.3 million, an increase of $1.7 million, or 13.4%, compared to $12.6 million in the second quarter of 2004.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$21.3	$14.9	$36.2	$21.0	$14.8	$35.8	1.0
Classified	17.4	2.6	20.0	16.6	2.5	19.1	4.4
General	2.7	--	2.7	2.7	--	2.7	--
Other	6.1	0.5	6.6	5.3	0.5	5.8	14.9

Total advertising revenue .	47.5	18.0	65.5	45.6	17.8	63.4	3.3
Circulation revenue	10.5	0.7	11.2	10.9	0.7	11.6	(3.9)
Other revenue	1.1	7.6	8.7	0.9	7.7	8.6	2.1

Total revenue	$59.1	$26.3	$85.4	$57.4	$26.2	$83.6	2.2

Operating earnings	$12.0	$2.3	$14.3	$10.2	$2.4	$12.6	13.4

Advertising revenue in the second quarter of 2005 accounted for 76.7% of total publishing revenue compared to 75.9% in the second quarter of 2004.

Retail advertising revenue in the second quarter of 2005 was $36.2 million, an increase of $0.4 million, or 1.0%, compared to $35.8 million in the second quarter of 2004. Retail advertising increased $0.3 million at our daily newspaper and $0.1 million at our community newspapers and shoppers in the second quarter of 2005 compared to the second quarter of 2004. The $0.3 million increase at the daily newspaper was primarily due to increases in health services, financial services and home builders advertising partially offset by decreases in telecommunications, furniture, automotive, and department store advertising. The $0.1 million increase in retail advertising at our community newspapers and shoppers was primarily due to growth in both existing and new specialty publications.

Print classified advertising revenue in the second quarter of 2005 was $20.0 million, an increase of $0.9 million, or 4.4%, compared to $19.1 million in the second quarter of 2004. At our daily newspaper, increases in real estate advertising of $0.5 million, employment advertising of $0.4 million and general/other advertising of $0.3 million were partially offset by a decrease in automotive advertising of $0.4 million. Employment advertising, which accounted for 36.6% of classified advertising at our daily newspaper in the second quarter of 2005, increased 6.7% compared to the second quarter of 2004. We believe the increase in employment advertising is due to an increase in recruiting in the southeastern Wisconsin market. The decrease in automotive advertising is primarily due to a decline in advertising by local automotive dealerships. Classified advertising at our community newspapers and shoppers in the second quarter of 2005 increased $0.1 million compared to the second quarter of 2004 due to increases in classified liners and employment advertising related to the cross-sell program established with the daily newspaper.

General advertising revenue in the second quarter of 2005 of $2.7 million was essentially even compared to the second quarter of 2004. An increase in telecommunications preprint advertising was partially offset by decreases in telecommunications, movies, transportation and public utilities and financial services ROP advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the second quarter of 2005 and 2004:

	2005	2004	Percent Change
Advertising linage (inches):
Full run
Retail	179,538	188,916	(5.0)
Classified	212,224	224,308	(5.4)
General	11,566	12,438	(7.0)

Total full run	403,328	425,662	(5.2)
Part run	46,458	45,328	2.5

Total advertising linage	449,786	470,990	(4.5)

Preprint pieces (in thousands)	216,765	187,974	15.3

Total advertising linage in the second quarter of 2005 decreased 4.5% compared to the second quarter of 2004. The decrease was due to a decrease in full run advertising linage partially offset by an increase in part run advertising linage. Full run advertising linage in the second quarter of 2005 decreased 5.2% compared to the second quarter of 2004 due to a 5.4% decrease in classified advertising linage, a 5.0% decrease in retail advertising linage and a 7.0% decrease in general advertising linage. Classified advertising linage decreased due to a decrease in automotive advertising partially offset by an increase in employment and real estate advertising. The decrease in retail advertising linage was primarily due to a decrease in retail ROP advertising in the daily edition. The decrease in general advertising linage was primarily due to a decrease in general ROP advertising in the daily edition. Part run advertising linage increased in the second quarter of 2005 due to an increase in zoned retail and automotive classified advertising. Preprint advertising pieces increased 15.3% due to increases in amusement/recreation, telecommunications, and grocery store preprint pieces and preprint pieces used in our shared mail products.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the second quarter of 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	23,752	26,750	(11.2)
Shoppers and specialty products	28,725	28,542	0.6

Total full pages of advertising	52,477	55,292	(5.1)

Revenue per page	$305.75	$287.54	6.3

Total full pages of advertising for our community newspapers and shoppers business in the second quarter of 2005 decreased 5.1% compared to the second quarter of 2004. The decrease was due to more efficient use of the amount of available space on each page partially offset by an increase in specialty products. Revenue per page increased 6.3% primarily due to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the second quarter of 2005, consisting of revenue from direct mail, event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $6.6 million, an increase of $0.8 million, or 14.9%, compared to $5.8 million in the second quarter of 2004. The increase was due to a $0.6 million increase in Journal Interactive advertising primarily due to increased employment advertising, a $0.1 million increase in direct mail advertising and printing and a $0.1 million increase in event marketing at our daily newspaper. Other advertising revenue at our community newspapers and shoppers in the second quarter of 2005 was essentially even compared to the second quarter of 2004.

Circulation revenue in the second quarter of 2005 accounted for 13.1% of total publishing revenue compared to 13.9% in the second quarter of 2004. Circulation revenue of $11.2 million in the second quarter of 2005 decreased $0.4 million, or 3.9%, compared to $11.6 million in the second quarter of 2004 primarily due to a decrease in single copy sales at our daily newspaper. Circulation revenue at our community newspapers and shoppers in the second quarter of 2005 was essentially even compared to the second quarter of 2004.

Other revenue, which consists of revenue from commercial printing customers at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.2% of total publishing revenue in both the second quarter of 2005 and the second quarter of 2004. Other revenue of $8.7 million in the second quarter of 2005 increased $0.1 million, or 2.1%, compared to $8.6 million in the second quarter of 2004. The increase in other revenue of $0.2 million at the daily newspaper was primarily due to an increase in commercial printing and was partially offset by a $0.1 million decrease at our community newspapers and shoppers.

Publishing operating earnings in the second quarter of 2005 were $14.3 million, an increase of $1.7 million, or 13.4%, compared to $12.6 million in the second quarter of 2004. The $1.8 million increase at our daily newspaper was primarily due to the increase in revenue, a decrease in benefit and indirect expenses and maintaining tight control over other expenses. The second quarter of 2005 comparison to the second quarter of 2004 was positively impacted by approximately $0.5 million from the Easter holiday, which is a light advertising day, falling in the first quarter of 2005 and the second quarter of 2004. These increases were partially offset by an increase in newsprint and other paper expense and other operating costs and expenses attributed to the increase in revenue. The $0.1 million decrease at our community newspapers and shoppers was primarily due to an increase in newsprint and other paper expense and an increase in employee benefit expenses. These expense increases were partially offset by $0.2 million in cost savings initiatives and decreases in depreciation and workers’ compensation expenses. Total newsprint and other paper expense for our publishing businesses in the second quarter of 2005 was $11.6 million, an increase of $0.7 million, or 6.5%, compared to $10.9 million in the second quarter of 2004. The increase in newsprint and other paper expense was primarily attributed to an increase in the average price of newsprint per metric ton. In the second quarter of 2005, the daily newspaper switched to lighter basis-weight newsprint.

Broadcasting

Revenue from broadcasting in the second quarter of 2005 was $42.9 million, an increase of $0.6 million, or 1.6%, compared to $42.3 million in the second quarter of 2004. Operating earnings from broadcasting in the second quarter of 2005 were $8.9 million, a decrease of $2.2 million, or 19.4%, compared to $11.1 million in the second quarter of 2004.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2005 and 2004:

	2005			2004			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$21.4	$21.5	$42.9	$20.5	$21.8	$42.3	1.6

Operating earnings	$5.4	$3.5	$8.9	$5.0	$6.1	$11.1	(19.4)

Revenue from our radio stations in the second quarter of 2005 was $21.4 million, an increase of $0.9 million, or 4.6%, compared to $20.5 million in the second quarter of 2004. The increase was primarily due to a $1.1 million increase in local advertising revenue partially offset by a $0.2 million decrease in national advertising.

Operating earnings from our radio stations in the second quarter of 2005 were $5.4 million, an increase of $0.4 million, or 9.4%, compared to $5.0 million in the second quarter of 2004. The increase was primarily due to the increase in revenue partially offset by increases in sales commissions due to lower national sales commissions in 2004 and increases in technology and programming expenses.

Revenue from our television stations in the second quarter of 2005 was $21.5 million, a decrease of $0.3 million, or 1.3%, compared to $21.8 million in the second quarter of 2004. Excluding the Green Bay television operations which were acquired in October 2004, revenue in the second quarter of 2005 decreased $2.8 million, or 12.6% compared to the second quarter of 2004 due to a $1.6 million decrease in political and issue advertising, an $0.8 million decrease in local advertising, a $0.3 million decrease in network revenue, and a $0.1 million decrease in national advertising.

Operating earnings from our television stations in the second quarter of 2005 were $3.5 million, a decrease of $2.6 million, or 42.8%, compared to $6.1 million in the second quarter of 2004. Excluding the Green Bay operations, operating earnings decreased $2.8 million or 45.5%. The decrease was primarily due to the decrease in political and issue advertising revenue, an adjustment to our litigation reserve in the second quarter of 2004 due to the settlement of our national advertising representative litigation and increases in news, promotion and technology expenses. These increases were partially offset by a decrease in syndicated program expense.

Telecommunications

Revenue from telecommunications in the second quarter of 2005 was $36.1 million, a decrease of $0.7 million, or 1.9%, compared to $36.8 million in the second quarter of 2004. Operating earnings from telecommunications in the second quarter of 2005 were $6.7 million, a decrease of $2.4 million, or 26.8%, compared to $9.1 million in the second quarter of 2004.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the second quarter of 2005 was $19.5 million, a decrease of $1.6 million, or 7.8%, compared to $21.1 million in the second quarter of 2004. The decrease was primarily due to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale data services at the end of the second quarter of 2005 was $6.1 million compared to $6.3 million at the beginning of the second quarter 2005 and $6.6 million at the end of the second quarter of 2004. During the second quarter of 2005, new circuit connections of $0.2 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 38.2% and 36.5% of our telecommunications revenue in the second quarter of 2005 and 2004, respectively. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. The effect of the new contract will occur at various times throughout 2005 with the greatest impact expected around year-end at which time it should be fully implemented.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in the second quarter of 2005 was $16.6 million, an increase of $0.9 million, or 6.2%, compared to $15.7 million in 2004. The increase was primarily attributed to our newly acquired infrastructure business and an increase in the services utilized by our existing customers partially offset by a decrease in long distance revenue. Monthly recurring revenue from enterprise services was $3.4 million at the end of the second quarter of 2005 and at the beginning of the second quarter 2005 and $3.5 million at the end of the second quarter of 2004.

The decrease in operating earnings from telecommunications was primarily due to higher operating costs and expenses associated with the higher mix of enterprise services revenue and increases in payroll and marketing expenses.

Printing Services

Revenue from printing services in the second quarter of 2005 was $18.1 million, an increase of $0.7 million, or 3.8%, compared to $17.4 million in the second quarter of 2004. Operating earnings from printing services in the second quarter of 2005 were $0.4 million, an increase of $1.0 million compared to a loss of $0.6 million in the second quarter of 2004.

The increase in printing services revenue was primarily due to a $0.7 million increase in printing and fulfillment for original equipment manufacturers and a $0.4 million increase in publication printing partially offset by a $0.4 million decrease in revenue from our largest customer, Dell Computer Corporation, and from other computer-related customers. Dell Computer Corporation accounted for 18.2% and 20.5% of our printing services revenue in the second quarter of 2005 and 2004, respectively. We anticipate our revenue from Dell to continue to decline in 2005.

The increase in printing services operating earnings was primarily attributed to improved production efficiencies, the increase in sales volume, lower production costs due to the sales mix change from Dell and other computer-related customers to our core printing business, and cost savings initiatives.

Other

Other revenue in the second quarter of 2005 was $12.2 million, an increase of $0.2 million, or 1.9%, compared to $12.0 million in the second quarter of 2004. Other operating earnings in the second quarter of 2005 were $0.2 million, a decrease of $0.9 million, or 77.3%, compared to operating earnings of $1.1 million in the second quarter of 2004.

The following table presents our other revenue and operating earnings for the second quarter of 2005 and 2004:

	2005			2004
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$13.3	$(1.1)	$12.2	$13.1	$(1.1)	$12.0	1.9

Operating earnings	$0.4	$(0.2)	$0.2	$0.1	$1.0	$1.1	(77.3)

The increase in other revenue in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to an increase in postage amounts billed to customers partially offset by a decrease in mail, list and database marketing services. Included in revenue and operating costs and expenses is $8.0 million and $7.5 million of postage amounts billed to customers in the second quarter of 2005 and 2004, respectively.

The decrease in operating earnings was primarily due an increase in certain corporate expenses offset by decreases in payroll, employee benefits and bad debt expenses at our direct marketing services business.

Non-Operating Income and Taxes

Interest income and dividends were $0.2 million in the second quarter of 2005 compared to $0.1 million in the second quarter of 2004. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $0.4 million in the second quarter of 2005 compared to $0.3 million in the second quarter of 2004. Amortization of deferred financing costs was $0.1 million in the second quarter of 2005 and 2004.

The effective tax rate for continuing operations was 39.9% in the second quarter of 2005 and 40.1% in the second quarter of 2004. The decrease in the effective tax rate is primarily due to the anticipated deduction in 2005 for domestic production activities from the recently enacted Section 199 of the Internal Revenue Code.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.25 and $0.24, respectively, for the second quarter of 2005 compared to basic and diluted earnings per share from continuing operations of $0.26 and $0.25, respectively, for the second quarter of 2004. Our basic and diluted earnings per share from discontinued operations were each $0.02 for the second quarter of 2004.

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

There was no revenue from discontinued operations in the second quarter of 2005 compared to $16.0 million in the second quarter of 2004. There was no gain from discontinued operations, net of income taxes, in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004. Applicable income tax expense was $0.7 million in the second quarter of 2004.

Two Quarters Ended June 26, 2005 compared to Two Quarters Ended June 27, 2004

Consolidated

Our consolidated revenue from continuing operations in the two quarters of 2005 was $376.1 million, an increase of $4.9 million, or 1.3%, compared to $371.2 million in the two quarters of 2004. Our consolidated operating costs and expenses from continuing operations in the two quarters of 2005 were $211.9 million, an increase of $7.7 million, or 3.8%, compared to $204.2 million in the two quarters of 2004. Our consolidated selling and administrative expenses from continuing operations in the two quarters of 2005 were $112.4 million, an increase of $4.4 million, or 4.1%, compared to $108.0 million in the two quarters of 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
Continuing operations:	(dollars in millions)
Revenue:
Publishing	$163.3	43.4%	$160.3	43.2%
Broadcasting	80.1	21.3	76.9	20.7
Telecommunications	73.6	19.6	72.4	19.5
Printing services	36.4	9.7	39.2	10.6
Other	22.7	6.0	22.4	6.0

Total revenue	376.1	100.0	371.2	100.0
Total operating costs and expenses	211.9	56.3	204.2	55.0
Selling and administrative expenses	112.4	29.9	108.0	29.1

Total operating costs and expenses and selling
and administrative expenses	324.3	86.2	312.2	84.1

Total operating earnings	$51.8	13.8%	$59.0	15.9%

The increase in total revenue from continuing operations was due to revenue from our Green Bay television acquisition, increases in Journal Interactive revenue and classified advertising revenue at our daily newspaper, an increase in enterprise services revenue at our telecommunications business primarily due to our newly acquired infrastructure business, an increase in local advertising revenue at our radio stations, an increase in postage amounts billed to our direct marketing services customers, and increases in classified and other advertising revenue at our community newspapers and shoppers business. These increases were partially offset by a decrease in political and issue advertising at our television stations, a decrease in revenue from several computer-related customers in our printing services business, and a decrease in wholesale telecommunications revenue due to contract re-pricings and customer disconnections.

The increase in total operating costs and expenses from continuing operations is due to the higher costs associated with the increase in telecommunications enterprise services revenue, the addition of the Green Bay television operations, increases at our daily newspaper due to the increase in revenue and the additional three days at the beginning of 2005, an increase in newsprint and other paper expense at our publishing businesses, an increase in programming and technology expenses at our radio stations, and an increase in postage expense at our direct mail services business. These increases were partially offset by a decrease in operating costs and expenses at our printing services company in response to a decrease in revenue and production efficiencies.

The increase in selling and administrative expenses from continuing operations is primarily due to an increase in payroll, sales and marketing expenses at our telecommunications business, the addition of the Green Bay television operations and an adjustment to our litigation reserve in the two quarters of 2004 due to the settlement of our national advertising representative litigation at our television stations, an increase in certain corporate expenses, an increase in vacation expense due to a policy change benefit in the first two quarters of 2004 at our daily newspaper, and an increase in sales commissions due to lower national sales commissions in the first two quarters of 2004 at our radio stations. The increase in total selling and administrative expenses was partially offset by cost savings initiatives at our community newspapers and shoppers business and our printing services business and a decrease in bad debt expense at our direct marketing services business.

Our consolidated operating earnings from continuing operations in the two quarters of 2005 were $51.8 million, a decrease of $7.2 million, or 12.1%, compared to $59.0 million in the two quarters of 2004.

The following table presents our operating earnings by segment for the two quarters of 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
Continuing operations:	(dollars in millions)
Publishing	$21.8	42.1%	$21.7	36.7%
Broadcasting	14.3	27.6	17.6	29.8
Telecommunications	14.4	27.8	17.8	30.3
Printing services	0.8	1.5	0.3	0.5
Other	0.5	1.0	1.6	2.7

Total operating earnings	$51.8	100.0%	$59.0	100.0%

The decrease in total operating earnings from continuing operations was primarily due to the decrease in political and issue advertising at our television stations, higher operating costs and expenses associated with the increase in enterprise services revenue and a decrease in wholesale services revenue at our telecommunications business, an increase in total newsprint and paper expense at our publishing businesses, the adverse impact at our daily newspaper from the addition of three seasonally-light advertising days at the beginning of 2005, an increase in certain corporate expenses, and an increase in postage expense at our direct marketing services business. These decreases were partially offset by an increase in revenue at our radio stations and cost savings initiatives at our community newspapers and shoppers business and our printing services business.

Our consolidated EBITDA in the two quarters of 2005 was $74.3 million, a decrease of $7.1 million, or 8.8%, compared to $81.4 million in the two quarters of 2004. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the two quarters of 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$35.5	$36.5
Gain from discontinued operations, net	(4.8)	(1.7)
Provision for income taxes	20.3	23.3
Total other expense	0.8	0.9
Depreciation	21.8	21.5
Amortization	0.7	0.9

EBITDA	$74.3	$81.4

The decrease in EBITDA is consistent with the decrease in operating earnings at our telecommunications, broadcasting, and “other” segments partially offset by an increase in operating earnings at our printing services and publishing segments.

Publishing

Revenue from publishing in the two quarters of 2005 was $163.3 million, an increase of $3.0 million, or 1.9%, compared to $160.3 million in the two quarters of 2004. Operating earnings from publishing were $21.8 million, a decrease of $0.1 million, or 0.7%, compared to $21.7 million in the two quarters of 2004.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$39.7	$27.6	$67.3	$39.3	$27.6	$66.9	0.7
Classified	32.9	4.6	37.5	31.7	4.5	36.2	3.4
General	5.6	--	5.6	6.0	--	6.0	(6.1)
Other	11.4	1.1	12.5	9.6	1.0	10.6	17.9

Total advertising revenue .	89.6	33.3	122.9	86.6	33.1	119.7	2.7
Circulation revenue	20.9	1.4	22.3	21.4	1.4	22.8	(2.2)
Other revenue	3.6	14.5	18.1	3.3	14.5	17.8	2.0

Total revenue	$114.1	$49.2	$163.3	$111.3	$49.0	$160.3	1.9

Operating earnings	$19.2	$2.6	$21.8	$18.9	$2.8	$21.7	0.7

Advertising revenue in the two quarters of 2005 accounted for 75.2% of total publishing revenue compared to 74.7% in the two quarters of 2004.

Retail advertising revenue in the two quarters of 2005 was $67.3 million, an increase of $0.4 million, or 0.7%, compared to $66.9 million in the two quarters of 2004. Retail advertising increased $0.4 million at our daily newspaper and was essentially even at our community newspapers and shoppers in the two quarters of 2005 compared to the two quarters of 2004. The $0.4 million increase at the daily newspaper was primarily due to increases in health services, home builders, financial services, and grocery store advertising partially offset by decreases in telecommunications, furniture and department store advertising.

Print classified advertising revenue in the two quarters of 2005 was $37.5 million, an increase of $1.3 million, or 3.4%, compared to $36.2 million in the two quarters of 2004. At our daily newspaper, increases in employment advertising of $1.2 million, real estate advertising of $0.6 million, and general/other advertising of $0.1 million were partially offset by a decrease in automotive advertising of $0.7 million. Employment advertising, which accounted for 39.0% of classified advertising at our daily newspaper in the two quarters of 2005, increased 9.7% compared to the two quarters of 2004. We believe the increase in employment advertising is due to an increase in recruiting in the southeastern Wisconsin market. The decrease in automotive advertising is primarily due to a decline in advertising by local automotive dealerships. Classified advertising at our community newspapers and shoppers in the two quarters of 2005 increased $0.1 million compared to the two quarters of 2004 due to increases in classified liners and employment advertising related to the cross-sell program established with the daily newspaper.

General advertising revenue in the two quarters of 2005 was $5.6 million, a decrease of $0.4 million, or 6.1%, compared to $6.0 million for the two quarters of 2004. The decrease was primarily due to decreases in movies, transportation and public utilities and financial services ROP advertising partially offset by an increase in telecommunications preprint advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail pieces for the two quarters of 2005 and 2004:

	2005	2004	Percent Change
Advertising linage (inches):
Full run
Retail	344,003	346,430	(0.7)
Classified	394,038	424,895	(7.3)
General	24,743	28,348	(12.7)

Total full run	762,784	799,673	(4.6)
Part run	80,329	70,542	13.9

Total advertising linage	843,113	870,215	(3.1)

Preprint pieces (in thousands)	421,637	373,748	12.8

Total advertising linage in the two quarters of 2005 decreased 3.1% compared to the two quarters of 2004. The decrease was due to a decrease in full run advertising linage partially offset by an increase in part run advertising linage. Full run advertising linage in the two quarters of 2005 decreased 4.6% compared to the two quarters of 2004 due to a 7.3% decrease in classified advertising linage, a 12.7% decrease in general advertising linage and a 0.7% decrease in retail advertising linage. Classified advertising linage decreased due to a decrease in automotive advertising partially offset by an increase in employment and real estate advertising. The decrease in general advertising linage was primarily due to lower general ROP advertising in the daily edition. Retail advertising lineage decreased due to a decline in retail ROP advertising in the daily and Sunday editions. Part run advertising linage increased in the two quarters of 2005 due to an increase in zoned retail and automotive classified advertising. Preprint advertising pieces increased 12.8% due to increases in furniture, department stores, and amusement/recreation preprint pieces and preprint pieces used in our shared mail products.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the two quarters of 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	44,664	49,370	(9.5)
Shoppers and specialty products	54,311	53,608	1.3

Total full pages of advertising	98,975	102,978	(3.9)

Revenue per page	$298.07	$284.85	4.6

Total full pages of advertising for our community newspapers and shoppers business in the two quarters of 2005 decreased 3.9% compared to the two quarters of 2004. The decrease was due to more efficient use of the amount of available space on each page partially offset by an increase in specialty products. Revenue per page increased 4.6% primarily due to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the two quarters of 2005, consisting of revenue from direct mail and event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $12.5 million, an increase of $1.9 million, or 17.9%, compared to $10.6 million in the two quarters of 2004. The increase was due to a $1.3 million increase in Journal Interactive advertising primarily due to increased employment advertising and a $0.5 million increase in direct mail advertising and printing at our daily newspaper. Other advertising revenue at our community newspapers and shoppers in the two quarters of 2005 increased $0.1 million compared to the two quarters of 2004.

Circulation revenue in the two quarters of 2005 accounted for 13.7% of total publishing revenue compared to 14.2% in the two quarters of 2004. Circulation revenue of $22.3 million in the two quarters of 2005 decreased $0.5 million, or 2.2%, compared to $22.8 million in the two quarters of 2004 primarily due to a decrease in single copy sales at our daily newspaper. Circulation revenue at our community newspapers and shoppers in the two quarters of 2005 was essentially even compared to the two quarters of 2004.

We reported in our Publisher’s Statement for the six month period ended March 31, 2005 that average net paid circulation for the daily newspaper was essentially flat for the daily edition (Monday-Saturday) and it decreased 4.4% for the Sunday edition compared to the six month period ended March 31, 2004. For the 12-month period ended March 31, 2005, we disclosed in our Quarterly Report on Form 10-Q filed May 4, 2005 that average net paid circulation decreased approximately 1.0% for the daily edition (Monday-Saturday) and 2.4% for the Sunday edition compared to the 12-month period ended March 31, 2004. The numbers for the 12-month period ended March 31, 2005 have not yet been audited by the Audit Bureau of Circulations and are subject to change.

Other revenue, which consists of revenue from commercial printing customers at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 11.1% of total publishing revenue in the two quarters of 2005 and 2004. Other revenue of $18.1 million in the two quarters of 2005 increased $0.3 million, or 2.0%, compared to $17.8 million in the two quarters of 2004. The increase in other revenue of $0.3 million at the daily newspaper was due to an increase in distribution revenue and an increase in commercial printing revenue. Other revenue at our community newspapers and shoppers in the two quarters of 2005 was essentially even compared to the two quarters of 2004.

Publishing operating earnings in the two quarters of 2005 were $21.8 million, an increase of $0.1 million, or 0.7%, compared to $21.7 million in the two quarters of 2004. The $0.3 million increase at our daily newspaper was primarily due to the increase in revenue and a decrease in depreciation expense partially offset by the adverse impact from the addition of three seasonally-light advertising days at the beginning of 2005, an increase in newsprint and other paper expense, an increase in vacation expense due to the policy change benefit we recorded in the first quarter of 2004, and increases in operating costs and expenses attributed to the increase in revenue and circulation expenses. The $0.2 million decrease at our community newspapers and shoppers was primarily due to an increase in employee benefit expenses and an increase in newsprint and other paper expense. These expense increases were partially offset by $0.6 million in cost savings initiatives and decreases in depreciation and bad debt expenses. Total newsprint and other paper expense for our publishing businesses in the two quarters of 2005 was $21.9 million, an increase of $1.3 million, or 6.3%, compared to $20.6 million in the two quarters of 2004. The increase in newsprint and other paper expense was primarily attributed to an increase in the average price of newsprint per metric ton. In the second quarter of 2005, the daily newspaper switched to lighter basis-weight newsprint.

Broadcasting

Revenue from broadcasting in the two quarters of 2005 was $80.1 million, an increase of $3.2 million, or 4.2%, compared to $76.9 million in the two quarters of 2004. Operating earnings from broadcasting in the two quarters of 2005 were $14.3 million, a decrease of $3.3 million, or 18.6%, compared to $17.6 million in the two quarters of 2004.

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2005 and 2004:

	2005			2004			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$39.6	$40.5	$80.1	$37.2	$39.7	$76.9	4.2

Operating earnings	$9.2	$5.1	$14.3	$8.1	$9.5	$17.6	(18.6)

Revenue from our radio stations in the two quarters of 2005 was $39.6 million, an increase of $2.4 million, or 6.7%, compared to $37.2 million in the two quarters of 2004. The increase was primarily due to a $2.4 million increase in local advertising revenue and a $0.1 million increase in national advertising revenue partially offset by a $0.1 million decrease in political and issue advertising.

Operating earnings from our radio stations in the two quarters of 2005 were $9.2 million, an increase of $1.1 million, or 14.0%, compared to $8.1 million in the two quarters of 2004. The increase was primarily attributed to the increase in revenue partially offset by increases in sales commissions due to lower national sales commissions in 2004, and increases in programming and technology expenses.

Revenue from our television stations in the two quarters of 2005 was $40.5 million, an increase of $0.8 million, or 1.9%, compared to $39.7 million in the two quarters of 2004. Excluding the Green Bay television operations which were acquired in October 2004, revenue in the two quarters of 2005 decreased $3.8 million or 9.6% compared to the two quarters of 2004. This decrease was primarily due to a $3.0 million decrease in political and issue advertising, an $0.8 million decrease in local advertising and a $0.4 million decrease in network revenue. This was partially offset by a $0.4 million increase in national advertising.

Operating earnings from our television stations in the two quarters of 2005 were $5.1 million, a decrease of $4.4 million, or 46.3%, compared to $9.5 million in the two quarters of 2004. Excluding the Green Bay operations, operating earnings decreased $4.6 million or 48.4%. The decrease was primarily due to the decrease in political and issue advertising revenue, an increase in news expenses, an adjustment to our litigation reserve in the two quarters of 2004 due to the settlement of our national advertising representative litigation, and increases in technology and promotion expenses. These increases were partially offset by a decrease in syndicated program expense.

Telecommunications

Revenue from telecommunications in the two quarters of 2005 was $73.6 million, an increase of $1.2 million, or 1.7%, compared to $72.4 million in the two quarters of 2004. Operating earnings from telecommunications in the two quarters of 2005 were $14.4 million, a decrease of $3.4 million, or 19.1%, compared to $17.8 million in the two quarters of 2004.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the two quarters of 2005 was $39.8 million, a decrease of $1.9 million, or 4.4%, compared to $41.7 million in the two quarters of 2004. The decrease was primarily due to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale data services at the end of the two quarters of 2005 was $6.1 million compared to $6.4 million at the beginning of 2005 and $6.6 million at the end of the two quarters of 2004. During the two quarters of 2005, new circuit connections of $0.4 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 36.7% and 37.1% of our telecommunications revenue in the two quarters of 2005 and 2004, respectively. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. The effect of the new contract will occur at various times throughout 2005 with the greatest impact expected around year-end at which time it should be fully implemented.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in the two quarters of 2005 was $33.8 million, an increase of $3.1 million, or 10.0%, compared to $30.7 million in 2004. The increase was primarily attributed to our newly acquired infrastructure business and an increase in the services utilized by our existing customers partially offset by a decrease in long distance revenue. Monthly recurring revenue from enterprise services was $3.4 million at the end of the two quarters of 2005 and at the beginning of 2005 and $3.5 million at the end of the two quarters of 2004.

The decrease in operating earnings from telecommunications was primarily due to higher operating costs and expenses associated with the higher mix of enterprise services revenue and increases in payroll, marketing and amortization expenses.

Printing Services

Revenue from printing services in the two quarters of 2005 was $36.4 million, a decrease of $2.8 million, or 7.2%, compared to $39.2 million in the two quarters of 2004. Operating earnings from printing services in the two quarters of 2005 were $0.8 million, an increase of $0.5 million compared to $0.3 million in the two quarters of 2004.

The decrease in printing services revenue was primarily due to a $2.4 million decrease in revenue from our largest customer, Dell Computer Corporation, a $0.7 million decrease in revenue from other computer-related customers and a $0.5 million decrease in printing and fulfillment for original equipment manufacturers. These decreases were partially offset by an $0.8 increase in publication printing revenue. Dell Computer Corporation accounted for 19.5% and 24.2% of our printing services revenue in the two quarters of 2005 and 2004, respectively. We anticipate our revenue from Dell to continue to decline in 2005.

The increase in printing services operating earnings was primarily due to improved production efficiencies, lower production costs due to the sales mix change from Dell and other computer-related customers to our core printing business, and cost savings initiatives.

Other

Other revenue in the two quarters of 2005 was $22.7 million, an increase of $0.3 million, or 1.4%, compared to $22.4 million in the two quarters of 2004. Other operating earnings in the two quarters of 2005 were $0.5 million, a decrease of $1.1 million, or 68.2%, compared to operating earnings of $1.6 million in the two quarters of 2004.

The following table presents our other revenue and operating earnings for the two quarters of 2005 and 2004:

	2005			2004
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$24.9	$(2.2)	$22.7	$24.4	$(2.0)	$22.4	1.4

Operating earnings	$0.4	$0.1	$0.5	$0.7	$0.9	$1.6	(68.2)

The increase in other revenue in the two quarters of 2005 compared to the two quarters of 2004 was primarily due to an increase in postage amounts billed to customers partially offset by a decrease in mail, list and database marketing services. Included in revenue and operating costs and expenses is $14.8 million and $13.7 million of postage amounts billed to customers in the two quarters of 2005 and 2004, respectively.

The decrease in operating earnings was primarily due to an increase in certain corporate expenses and an increase in postage and production expenses at our direct marketing services business. These expense increases were partially offset by a decrease in bad debt and legal expenses at our direct marketing services business.

Non-Operating Income and Taxes

Interest income and dividends were $0.3 million in the two quarters of 2005 compared to $0.1 million in the two quarters of 2004. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $0.9 million in the two quarters of 2005 compared to $0.8 million in the two quarters of 2004. Amortization of deferred financing costs was $0.2 million in the two quarters of 2005 and 2004.

The effective tax rate for continuing operations was 39.8% in the two quarters of 2005 and 40.1% in the two quarters of 2004. The decrease in the effective tax rate is primarily due to the anticipated deduction in 2005 for domestic production activities from the recently enacted Section 199 of the Internal Revenue Code.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.41 and $0.40, respectively, for the two quarters of 2005, compared to basic and diluted earnings per share from continuing operations of $0.46 and $0.45, respectively, for the two quarters of 2004. Our basic and diluted earnings per share from discontinued operations were each $0.07 for the two quarters of 2005 compared to basic and diluted earnings per share from discontinued operations of $0.02 each for the two quarters ended 2004.

Discontinued Operations

Revenue from discontinued operations in the two quarters of 2005 was $4.1 million compared to $29.5 million in the two quarters of 2004. Gain from discontinued operations, net of income taxes, in the two quarters of 2005 was $4.8 million compared to $1.7 million in the two quarters of 2004. Applicable income tax expense was $3.1 million and $1.1 million in the two quarters of 2005 and 2004, respectively. Net liabilities of discontinued operations at June 26, 2005 were $2.1 million and net assets of discontinued operations were $13.3 million at December 26, 2004.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility expiring on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of June 26, 2005, we had borrowings outstanding of $40.4 million under the facility at a weighted average interest rate of 4.05%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, an annual fee of $0.1 million is being amortized using the straight line method from October 2004 through September 2005. The financial covenants of this agreement include the following:

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

As of June 26, 2005, we are in compliance with all of our financial covenants.

Cash balances were $7.0 million at June 26, 2005. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. In January 2005, the proceeds from the sale of our label printing business reduced our $350 million unsecured revolving credit facility. In February 2005, we announced a stock repurchase program of up to 5 million shares of our class A common stock over a term to expire in August 2006 and we purchased 1,483,864 class A common shares at a weighted average price per share of $16.57 in the two quarters of 2005 of which $1.2 million in payments was unsettled at June 26, 2005. In April 2005, we received $4.4 million for the redemption of our investment in preferred stock in our former subsidiary, Perry Printing Company.

Cash Flow

Cash provided by operating activities was $57.4 million in the two quarters of 2005 compared to $60.9 million in the two quarters of 2004. The decrease was primarily due to a decrease in earnings from continuing operations.

Cash used for investing activities was $12.9 million in the two quarters of 2005 compared to $15.1 million in the two quarters of 2004. Capital expenditures for property and equipment were $13.4 million in the two quarters of 2005 compared to $14.6 million in the two quarters of 2004.

Cash used for financing activities was $64.1 million in the two quarters of 2005 compared to $50.4 million in the two quarters of 2004. Borrowings under our new credit facility during the two quarters of 2005 were $97.9 million and we made payments of $127.8 million compared to borrowings of $157.6 million and payments of $164.9 million in the two quarters of 2004. In the two quarters of 2005, we received $0.6 million in proceeds from the issuance of our class B common stock to our employees under our Employee Stock Purchase Plan and we paid $24.6 million to purchase our class A common stock under our stock repurchase program. In the two quarters of 2004, we received $116.0 million net proceeds from the issuance of our class A common stock and we paid $148.7 million to purchase and retire our class B common stock. We paid cash dividends of $10.3 million and $10.5 million in the two quarters of 2005 and 2004, respectively.

Cash provided by discontinued operations was $20.3 million in the two quarters of 2005 primarily due to the proceeds received from the sale of NorthStar Print Group, Inc. Cash provided by discontinued operations was $2.3 million in the two quarters of 2004 primarily due to NorthStar Print Group, Inc.’s net earnings.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 26, 2004.

Presented below is our unaudited consolidated condensed statements of earnings covering the four quarters ended June 26, 2005, which covers the period June 28, 2004 to June 26, 2005.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands)

Four Quarters Ended June 26, 2005
Continuing Operations:
Revenue:
Publishing	$330,739
Broadcasting	175,301
Telecommunications	145,236
Printing services	73,505
Other	42,386

Total revenue	767,167
Operating costs and expenses:
Publishing	165,212
Broadcasting	72,797
Telecommunications	85,792
Printing services	63,671
Other	35,701

Total operating costs and expenses	423,173
Selling and administrative expenses	226,780

Total operating costs and expenses and selling and administrative expenses	649,953

Operating earnings	117,214
Other income and expense:
Interest income and dividends	456
Interest expense	(2,400)

Total other income and expense	(1,944)

Earnings from continuing operations before income taxes	115,270
Provision for income taxes	46,081

Earnings from continuing operations	69,189
Gain from discontinued operations, net of applicable tax expense of $5,252	8,307

Net earnings	$77,496

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff, Shorewest Realtors, seeks to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers from 1996 on. Shorewest is seeking disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a Motion to Dismiss the plaintiff’s claims on July 20, 2005. We intend to defend the action vigorously. No litigation reserve has been recorded for this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2005, we announced a stock repurchase program of up to 5,000,000 of our class A common stock over a term to expire in August 2006. The following table provides information about our repurchases of our class A common stock in the second quarter ended June 26, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to April 24, 2005	219,400	$ 16.81	219,400	4,666,400
April 25 to May 22, 2005	544,800	$ 16.37	544,800	4,121,600
May 23 to June 26, 2005	605,464	$ 16.65	605,464	3,516,136

(1)	All shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on February 10, 2005 and commenced on March 14, 2005, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. The repurchase program will expire in August 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2005, we held our annual meeting of shareholders for the purpose of voting on the following item:

o The election of three Class II directors, Steven J. Smith, Mary Ellen Stanek, and Jeanette Tully.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Journal Communications, Inc. common stock as they were instructed by the shareholders of Journal Communications, Inc. Approximately 68% of all shares of common stock eligible to vote were represented at the meeting in person or by proxy. The votes were:

	Term Expiring in 2008
	Steven J. Smith	Mary Ellen Stanek	Jeanette Tully
Votes For	307,072,102	296,380,644	308,234,481
Votes Withheld	18,874,820	29,566,278	17,712,442

Total Votes	325,946,922	325,946,922	325,946,923

Our Continuing Board Members
Term Expiring in 2006	Term Expiring in 2007
David J. Drury	Don H. Davis, Jr.
Roger D. Peirce	Donald G. Meissner
Jonathan Newcomb

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: August 1, 2005	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: August 1, 2005	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer