Form 10-Q
period 2005-09-25
JOURNAL COMMUNICATIONS INC
filed 2005-11-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________________ Commission File Number: 1-31805

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
Yes  X  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes  X  No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ___ No  X

Number of shares outstanding of each of the issuer’s classes of common stock as of October 27, 2005 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at October 27, 2005
Class A Common Stock	40,925,793
Class B Common Stock	28,734,658
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		September 25, 2005 (Unaudited) and December 26, 2004	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Third Quarter and Three Quarters Ended
		September 25, 2005 and September 26, 2004	3
		Unaudited Consolidated Condensed Statement of
		Shareholders' Equity for the Three Quarters Ended
		September 25, 2005	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Three Quarters Ended September 25, 2005
		and September 26, 2004	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of September 25, 2005	6
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	27
	Item 4.	Controls and Procedures	27
Part II.	Other Information
	Item 1.	Legal Proceedings	27
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Submission of Matters to a Vote of Security Holders	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per-share amounts)

ASSETS	September 25, 2005 (unaudited)	December 26, 2004
Current assets:
Cash and cash equivalents	$8,191	$6,374
Receivables, less allowance for doubtful accounts
of $10,547 and $7,210	86,632	89,690
Inventories	9,548	10,450
Prepaid expenses	11,622	13,302
Deferred income taxes	8,676	8,903
Investment in preferred stock	--	4,394
Current assets of discontinued operations	--	11,672

TOTAL CURRENT ASSETS	124,669	144,785
Property and equipment, at cost, less accumulated depreciation
of $363,774 and $338,674	289,467	297,405
Goodwill	136,102	136,286
Broadcast licenses	140,046	140,046
Other intangible assets, net	13,731	14,753
Prepaid pension costs	19,211	23,787
Other assets, net	32,775	8,565
Non-current assets of discontinued operations	314	8,892

TOTAL ASSETS	$756,315	$774,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,487	$39,239
Accrued compensation	21,183	22,364
Accrued employee benefits	11,552	10,171
Deferred revenue	20,028	20,255
Other current liabilities	14,236	12,518
Current liabilities of discontinued operations	1,112	7,273
Current portion of long-term liabilities	3,652	3,600

TOTAL CURRENT LIABILITIES	105,250	115,420
Accrued employee benefits	18,863	17,839
Long-term notes payable to banks	63,655	70,310
Deferred income taxes	63,692	64,491
Other long-term liabilities	14,784	16,964
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at September 25, 2005 and December 26, 2004	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at September 25, 2005 and December 26, 2004	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
30,475,499 shares at September 25, 2005 and 44,810,712 shares
at December 26, 2004	392	535
Class A - authorized 170,000,000 shares; issued and outstanding:
39,750,991 shares at September 25, 2005 and 27,417,326 shares
at December 26, 2004	397	274
Additional paid-in capital	364,416	385,219
Unearned compensation	(806)	(104)
Retained earnings	234,354	212,253
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	490,071	489,495

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$756,315	$774,519

Note: The balance sheet at December 26, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Continuing operations:
Revenue:
Publishing	$81,909	$81,502	$245,231	$241,772
Broadcasting	40,512	43,958	120,629	120,847
Telecommunications	33,826	35,766	107,403	108,127
Printing services	17,256	17,955	53,644	57,146
Other	11,085	10,206	33,839	32,649

Total revenue	184,588	189,387	560,746	560,541
Operating costs and expenses:
Publishing	40,928	40,152	123,084	119,042
Broadcasting	18,725	17,912	54,176	49,398
Telecommunications	21,280	20,880	65,161	62,184
Printing services	14,562	15,987	45,633	49,906
Other	9,547	8,552	28,867	27,096

Total operating costs and expenses	105,042	103,483	316,921	307,626
Selling and administrative expenses	55,358	54,635	167,791	162,671

Total operating costs and expenses and selling
and administrative expenses	160,400	158,118	484,712	470,297

Operating earnings	24,188	31,269	76,034	90,244
Other income and expense:
Interest income and dividends	4	102	262	239
Interest expense	(713)	(573)	(1,835)	(1,575)

Total other income and expense	(709)	(471)	(1,573)	(1,336)

Earnings from continuing operations before
income taxes	23,479	30,798	74,461	88,908
Provision for income taxes	9,486	12,334	29,777	35,610

Earnings from continuing operations	13,993	18,464	44,684	53,298

Gain from discontinued operations, net of
applicable tax expense of $1, $481,
$3,062 and $1,559, respectively	3	757	4,858	2,453

Net earnings	$13,996	$19,221	$49,542	$55,751

Earnings available to class A and B
common shareholders	$13,533	$18,758	$48,151	$54,360

Earnings per share:
Basic:
Continuing operations	$0.19	$0.25	$0.60	$0.71
Discontinued operations	--	0.01	0.07	0.03

Net earnings	$0.19	$0.26	$0.67	$0.74

Diluted:
Continuing operations	$0.19	$0.24	$0.59	$0.69
Discontinued operations	--	0.01	0.06	0.03

Net earnings	$0.19	$0.25	$0.65	$0.72

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Three Quarters Ended September 25, 2005
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Unearned	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Compensation	Earnings	at cost	Total	Income
Balance at December 26, 2004	$--	$33	$535	$274	$385,219	$(104)	$212,253	$(108,715)	$489,495
Net earnings and other comprehensive income							17,411		17,411	$17,411

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,873)		(2,873)
Class A ($0.065 per share)							(1,823)		(1,823)
Issuance of shares:
Conversion of class B to class A			(14)	14					--
Restricted stock grants			1		990	(991)			--
Stock grants					25				25
Employee stock purchase plan					595				595
Shares purchased and retired				(1)	(1,515)		(391)		(1,907)
Amortization of unearned compensation						60			60

Balance at March 27, 2005	$--	$33	$522	$287	$385,314	$(1,035)	$224,113	$(108,715)	$500,519

Net earnings and other comprehensive income							18,135		18,135	$18,135

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,506)		(2,506)
Class A ($0.065 per share)							(2,137)		(2,137)
Issuance of shares:
Conversion of class B to class A			(72)	72					--
Stock grants					341				341
Cancellation of restricted stock grants					(19)	19			--
Shares purchased and retired				(14)	(15,364)		(7,307)		(22,685)
Amortization of unearned compensation						108			108

Balance at June 26, 2005	$--	$33	$450	$345	$370,272	$(908)	$229,834	$(108,715)	$491,311

Net earnings and other comprehensive income							13,996		13,996	$13,996

Dividends declared:
Class C ($0.142 per share)							(463)		(463)
Class B ($0.065 per share)							(2,076)		(2,076)
Class A ($0.065 per share)							(2,509)		(2,509)
Issuance of shares:
Conversion of class B to class A			(59)	59					--
Stock grants					22				22
Cancellation of restricted stock grants					(13)	13			--
Employee stock purchase plan			1		586				587
Shares purchased and retired				(7)	(6,451)		(4,428)		(10,886)
Amortization of unearned compensation						89			89

Balance at September 25, 2005	$--	$33	$392	$397	$364,416	$(806)	$234,354	$(108,715)	$490,071

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 25, 2005	September 26, 2004
Cash flow from operating activities:
Net earnings	$49,542	$55,751
Less gain from discontinued operations	4,858	2,453

Earnings from continuing operations	44,684	53,298
Adjustments for non-cash items:
Depreciation	32,241	31,904
Amortization	975	1,105
Provision for doubtful accounts	1,806	2,201
Deferred income taxes	(572)	5,403
Net loss from disposal of assets	--	565
Net changes in operating assets and liabilities:
Receivables	1,252	1,087
Inventories	902	(2,170)
Accounts payable	(5,752)	264
Other assets and liabilities	11,356	2,323

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,892	95,980
Cash flow from investing activities:
Capital expenditures for property and equipment	(24,803)	(20,183)
Deposits for acquisitions	(23,500)	(598)
Proceeds from sales of assets	500	38
Acquisition purchase price adjustment	47	--

NET CASH USED FOR INVESTING ACTIVITIES	(47,756)	(20,743)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	172,425	196,235
Payments on long-term notes payable to banks	(179,080)	(224,782)
Proceeds from issuance of common stock	1,182	116,468
Purchase and retirement of Class A common stock	(35,478)	--
Purchase and retirement of Class B common stock	--	(148,651)
Cash dividends	(15,315)	(15,635)

NET CASH USED FOR FINANCING ACTIVITIES	(56,266)	(76,365)
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	18,947	(361)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,817	(1,489)
Cash and cash equivalents:
Beginning of year	6,374	8,440

At September 25, 2005 and September 26, 2004	$8,191	$6,951

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the third quarter and three quarters ended September 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2004.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARD

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement.” In accordance with the new rule, we will adopt Statement No. 154 in the first quarter of 2006. We do not believe the effect of adopting Statement No. 154 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for Statement No. 123R. In accordance with the new rule, we will adopt Statement No. 123R in the first quarter of 2006. We do not believe the effect of adopting Statement No. 123R will have a material impact on our consolidated financial statements.

4	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, common shares are issued upon exercise of certain of our non-statutory stock options, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

Basic and diluted earnings per share are computed as follows:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Basic earnings:
Earnings from continuing operations	$13,993	$18,464	$44,684	$53,298
Discontinued operations	3	757	4,858	2,453

Net earnings	13,996	19,221	49,542	55,571
Less dividends on class C common stock	(463)	(463)	(1,391)	(1,391)

Earnings available to class A and B
common shareholders	$13,533	$18,758	$48,151	$54,360

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

4	EARNINGS PER SHARE, continued

	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Weighted average class A and B
shares outstanding	70,493	72,207	71,425	73,174
Basic earnings per share:
Continuing operations	$0.19	$0.25	$0.60	$0.71
Discontinued operations	--	0.01	0.07	0.03

Net earnings	$0.19	$0.26	$0.67	$0.74

Diluted earnings:
Earnings available to class A and B
common shareholders	$13,533	$18,758	$48,151	$54,360
Plus dividends on class C common stock	463	463	1,391	1,391

Net earnings	$13,996	$19,221	$49,542	$55,751

Weighted average shares outstanding	70,493	72,207	71,425	73,174
Assumed exercise of stock options	--	--	--	1
Impact of restricted stock	16	3	15	2
Conversion of class C shares	4,452	4,452	4,452	4,452

Adjusted weighted average shares outstanding	74,961	76,662	75,892	77,629

Diluted earnings per share:
Continuing operations	$0.19	$0.24	$0.59	$0.69
Discontinued operations	--	0.01	0.06	0.03

Net earnings	$0.19	$0.25	$0.65	$0.72

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

5	STOCK-BASED COMPENSATION, continued

	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net earnings as reported	$13,996	$19,221	$49,542	$55,751
Add compensation cost of restricted stock,
net of related tax effects, included in
the determination of net earnings as reported	53	8	155	22
Deduct stock based compensation determined
under fair value-based method, net of related
tax effects:
Stock options	(12)	(20)	(70)	(46)
Employee stock purchase plan	(39)	(35)	(79)	(35)
Restricted stock	(53)	(8)	(155)	(22)

Pro forma net earnings	$13,945	$19,166	$49,393	$55,670

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.19	$0.26	$0.67	$0.74

Pro forma	$0.19	$0.26	$0.67	$0.74

Diluted earnings per share:
As reported	$0.19	$0.25	$0.65	$0.72

Pro forma	$0.19	$0.25	$0.65	$0.72

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at September 25, 2005 and December 26, 2004 consisted of the following:

	September 25, 2005	December 26, 2004
Paper and supplies	$7,007	$7,187
Work in process	1,130	1,607
Finished goods	1,827	2,020
Less obsolescence reserve	(416)	(364)

Inventories	$9,548	$10,450

7	NOTES PAYABLE TO BANKS

We have a $350 million unsecured revolving credit facility that will expire on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of September 25, 2005, we had borrowings of $63,655 under the facility at the weighted average interest rate of 4.84%. Fees in connection with the facility of $1,997 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, we pay an annual fee which is amortized using the straight-line method over the twelve months following payment.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

8	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plans are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Service cost	$1,361	$1,232	$4,083	$3,696
Interest cost	2,087	2,068	6,261	6,204
Expected return on plan assets	(2,544)	(2,584)	(7,632)	(7,752)
Amortization of:
Unrecognized prior service cost	(119)	64	(357)	192
Unrecognized net transition obligation	--	26	--	78
Unrecognized net loss	723	416	2,169	1,248

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$1,508	$1,222	$4,524	$3,666

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Service cost	$118	$93	$356	$279
Interest cost	498	515	1,498	1,545
Amortization of:
Unrecognized prior service cost	58	--	174	--
Unrecognized net transition obligation	137	137	411	411
Unrecognized net loss	164	112	492	336

Net periodic benefit cost included in
selling and administrative expenses	$975	$857	$2,931	$2,571

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of five to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $319 for the third quarter ended September 25, 2005 and $975 for the three quarters ended September 25, 2005. Estimated amortization expense for our next five fiscal years is $1,295 for 2005, $1,282 for 2006, $1,244 for 2007, $1,188 for 2008 and $904 for 2009.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS, continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 25, 2005 and December 26, 2004 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 25, 2005
Network affiliation agreements	$12,142	$(1,554)	$10,588
Customer lists	19,803	(16,694)	3,109
Non-compete agreements	23,338	(23,304)	34
Other	2,773	(2,773)	--

Total	$58,056	$(44,325)	$13,731

As of December 26, 2004
Network affiliation agreements	$12,142	$(1,198)	$10,944
Customer lists	19,849	(16,105)	3,744
Non-compete agreements	23,338	(23,276)	62
Other	2,781	(2,778)	3

Total	$58,110	$(43,357)	$14,753

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the three quarters ended September 25, 2005.

Goodwill

The change in the carrying amount of goodwill in the three quarters ended September 25, 2005 is as follows:

Reporting unit	Goodwill at December 26, 2004	Adjustment	Goodwill at September 25, 2005
Daily newspaper	$2,084	$--	$2,084
Community newspapers and shoppers	26,535	--	26,535
Broadcasting	107,069	(184)	106,885
Telecommunications	188	--	188
Direct marketing services	410	--	410

Total	$136,286	$(184)	$136,102

The adjustment to goodwill at our broadcasting unit represents a purchase price adjustment for goodwill associated with a two-year syndicated program acquired with the Green Bay television operations. The syndicated program’s second season was cancelled.

10	ACQUISITION

On August 22, 2005, we announced an agreement to purchase the business and assets of three television stations from Emmis Communications Corporation for $235,000, subject to certain adjustments. The stations are FOX affiliate WFTX-TV, Fort Myers/Naples, Florida; ABC affiliate KGUN-TV, Tucson, Arizona; and CBS affiliate KMTV, Omaha, Nebraska. In the third quarter of 2005, we paid a $23,500 deposit towards the purchase, which is included in other assets, net in our consolidated condensed balance sheet as of September 25, 2005. We expect to complete the purchase of WFTX-TV and KGUN-TV in late 2005 after receipt of approval from the Federal Communications Commission and other regulatory approvals. At the same time, we will acquire certain assets of KMTV and we will begin programming KMTV under a local marketing agreement. We will pay $201,500 at the time of closing. The remaining $10,000 of the purchase price will be paid upon the transfer of the KMTV broadcast license or in $5,000 installments no later than October 2007 and October 2008.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

11	DISCONTINUED OPERATIONS

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The purchase price, excluding certain real estate holdings, was $26,144 in cash.

The following table summarizes the results of operations of NorthStar Print Group, Inc., which are included in the gain from discontinued operations in the unaudited consolidated condensed statement of earnings for the third quarter and three quarters ended September 25, 2005 and September 26, 2004:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Revenue	$--	$15,037	$4,112	$44,575
Income before income taxes	$4	$1,238	$7,920	$4,012

The current and non-current assets and liabilities of discontinued operations in the consolidated condensed balance sheets at September 25, 2005 and December 26, 2004 consisted of the following:

	September 25, 2005	December 26, 2004
Cash	$--	$1
Receivables	--	5,035
Inventories, net	--	6,548
Prepaid expenses	--	88

Total current assets	$--	$11,672

Property and equipment	$314	$6,161
Goodwill	--	2,362
Prepaid pension costs	--	369

Total non-current assets	$314	$8,892

Accounts payable	$235	$2,766
Accrued compensation	--	1,661
Accrued employee benefits	308	701
Other current liabilities	569	2,145

Total current liabilities	$1,112	$7,273

12	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All segments conduct their business in the United States. We publish a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 weekly shoppers and community newspapers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. We also have signed an agreement with Emmis Communications Corporation to purchase three additional television stations located in Omaha, Nebraska; Tucson, Arizona and Fort Myers, Florida. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 4,100 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures for the third quarter and three quarters ended September 25, 2005 and September 26, 2004 and identifiable total assets at September 25, 2005 and December 26, 2004:

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per-share amounts)

12	SEGMENT INFORMATION, continued

	Third Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Revenue
Publishing	$81,909	$81,502	$245,231	$241,772
Broadcasting	40,512	43,958	120,629	120,847
Telecommunications	33,826	35,766	107,403	108,127
Printing services	17,256	17,955	53,644	57,146
Other	11,085	10,206	33,839	32,649

	$184,588	$189,387	$560,746	$560,541

Operating earnings (loss)
Publishing	$10,407	$10,991	$32,229	$32,651
Broadcasting	7,221	11,842	21,525	29,418
Telecommunications	4,909	8,653	19,343	26,486
Printing services	584	(672)	1,364	(355)
Other	1,067	455	1,573	2,044

	$24,188	$31,269	$76,034	$90,244

Depreciation and amortization
Publishing	$3,618	$3,678	$10,805	$11,575
Broadcasting	2,178	1,793	6,554	6,052
Telecommunications	4,340	4,302	13,697	12,993
Printing services	482	573	1,582	1,753
Other	194	215	578	636

	$10,812	$10,561	$33,216	$33,009

Capital expenditures
Publishing	$2,370	$1,654	$7,074	$6,286
Broadcasting	1,486	1,487	5,476	5,793
Telecommunications	7,142	1,628	11,156	3,976
Printing services	245	782	600	3,480
Other	123	66	497	648

	$11,366	$5,617	$24,803	$20,183

	September 25, 2005	December 26, 2004
Identifiable total assets
Publishing	$215,461	$218,806
Broadcasting	382,625	361,872
Telecommunications	94,112	96,290
Printing services	24,280	27,011
Other and discontinued operations	39,837	70,540

	$756,315	$774,519

13	SUBSEQUENT EVENT

On September 30, 2005, we announced the closing of our New Orleans, Louisiana printing facility which is included in our publishing segment. Because our printing facility had been experiencing persistent weakness in its business prior to the impacts of Hurricane Katrina and its customers were widely dispersed after the storm, we decided to close this facility. We have revised our estimate of the pre-tax charge for shut-down-related costs to between $1.5 million to $3.4 million, including a non-cash charge from the write off of goodwill. We expect that most of the shut-down-related costs will be recorded in the fourth quarter 2005.

JOURNAL COMMUNICATIONS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 25, 2005, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 38 radio stations and seven television stations in 11 states, as well as the operation of one additional television station under a local marketing agreement. We also have signed an agreement with Emmis Communications Corporation to purchase three additional television stations located in Omaha, Nebraska; Tucson, Arizona and Fort Myers, Florida. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 4,100 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Continued weakness in advertising, especially at our television stations, and the anticipated reduction in earnings at our telecommunications business caused a challenging third quarter. Our comparables were formidable because third quarter 2004 political, issue and Olympic revenues were very strong. We also faced an unusual loss of business at our Louisiana-based community newspapers and shoppers business due to Hurricane Katrina in the third quarter. Our daily newspaper finished the quarter with an upswing in earnings as it continues to improve margins and the printing services business experienced an operating earnings turnaround of about $1.3 million for the quarter as it continues the successful return to its core business.

Because our printing facility in New Orleans, Louisiana had been experiencing persistent weakness in its business prior to the impacts of the hurricane and its customers were widely dispersed after the storm, we decided to close this facility. We have revised our estimate of the pre-tax charge for shut-down-related costs to between $1.5 million to $3.4 million, including a non-cash charge from the write off of goodwill. We expect that most of the shut-down-related costs will be recorded in the fourth quarter 2005.

The third quarter of 2005 and the third quarter of 2004 each contained 91 days while the three quarters of 2005 contained three more days than the three quarters of 2004.

Results of Operations

Third Quarter Ended September 25, 2005 compared to Third Quarter Ended September 26, 2004

Consolidated

Our consolidated revenue from continuing operations in the third quarter of 2005 was $184.6 million, a decrease of $4.8 million, or 2.5%, compared to $189.4 million in the third quarter of 2004. Our consolidated operating costs and expenses from continuing operations in the third quarter of 2005 were $105.0 million, an increase of $1.5 million, or 1.5%, compared to $103.5 million in the third quarter of 2004. Our consolidated selling and administrative expenses from continuing operations in the third quarter of 2005 were $55.4 million, an increase of $0.8 million, or 1.3%, compared to $54.6 million in the third quarter of 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
Continuing operations:	(dollars in millions)
Revenue:
Publishing	$81.9	44.4%	$81.5	43.0%
Broadcasting	40.5	22.0	44.0	23.2
Telecommunications	33.8	18.3	35.8	18.9
Printing services	17.3	9.3	17.9	9.5
Other	11.1	6.0	10.2	5.4

Total revenue	184.6	100.0	189.4	100.0
Total operating costs and expenses	105.0	56.9	103.5	54.6
Selling and administrative expenses	55.4	30.0	54.6	28.9

Total operating costs and expenses and selling
and administrative expenses	160.4	86.9	158.1	83.5

Total operating earnings	$24.2	13.1%	$31.3	16.5%

The decrease in total revenue from continuing operations was due to a decrease in political and issue and Olympic advertising revenue at our television stations, a decrease in wholesale telecommunications revenue due to contract re-pricings and customer disconnections, a decrease in revenue from several computer-related customers in our printing services business, a decrease in commercial printing revenue at our community newspapers and shoppers due to the impact of Hurricane Katrina and a decrease in enterprise services revenue at our telecommunications business due to a decrease in long distance revenue. These decreases were partially offset by revenue from our Green Bay television operations, which were acquired in October 2004, an increase in Journal Interactive advertising revenue at our daily newspaper, an increase in postage amounts billed to customers at our direct marketing services business and an increase in local advertising revenue at our radio stations.

The increase in total operating costs and expenses from continuing operations is due to the addition of the Green Bay television operations, an increase in postage expense at our direct marketing services business, an increase in newsprint and other paper expense at our publishing businesses and higher operating costs associated with a higher mix of enterprise services revenue at our telecommunications business. These increases were partially offset by a decrease in operating costs and expenses at our printing services business due to improved production efficiencies and a decrease in programming expenses at our television stations.

The increase in selling and administrative expenses from continuing operations is due primarily to an increase in payroll, sales and marketing expenses at our telecommunications business to retain current customers and to sell new products, the addition of the Green Bay television operations and Hurricane Katrina-related charges at our community newspapers and shoppers business. These increases were partially offset by a decrease in certain corporate expenses, cost savings initiatives at our printing services business, a decrease in payroll and employee benefit expenses at our daily newspaper, a decrease in promotional expenses at our television stations and cost savings initiatives at our community newspapers and shoppers business.

Our consolidated operating earnings from continuing operations in the third quarter of 2005 were $24.2 million, a decrease of $7.1 million, or 22.6%, compared to $31.3 million in the third quarter of 2004. The following table presents our operating earnings by segment for the third quarter of 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
	(dollars in millions)
Continuing operations:
Publishing	$10.4	43.0%	$11.0	35.1%
Broadcasting	7.2	29.9	11.8	37.9
Telecommunications	4.9	20.3	8.7	27.7
Printing services	0.6	2.4	(0.7)	(2.2)
Other	1.1	4.4	0.5	1.5

Total operating earnings	$24.2	100.0%	$31.3	100.0%

The decrease in total operating earnings from continuing operations was due primarily to the decrease in political and issue and Olympic advertising revenue at our television stations, the decrease in wholesale services revenue and higher operating costs and expenses associated with the higher mix of enterprise services revenue at our telecommunications business and charges for uncollectible receivables, operating losses and building damages related to Hurricane Katrina at our community newspapers and shoppers business. These decreases were partially offset by improved production efficiencies at our printing services business, a decrease in certain corporate expenses, an increase in revenue and a decrease in payroll and employee benefit expenses at our daily newspaper and an increase in revenue at our radio stations.

Our consolidated EBITDA in the third quarter of 2005 was $35.0 million, a decrease of $6.8 million, or 16.3%, compared to $41.8 million in the third quarter of 2004. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the third quarter of 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$14.0	$19.2
Gain from discontinued operations, net	--	(0.8)
Provision for income taxes	9.5	12.3
Total other expense, net	0.7	0.5
Depreciation	10.5	10.4
Amortization	0.3	0.2

EBITDA	$35.0	$41.8

The decrease in EBITDA is consistent with the decrease in operating earnings at our broadcasting, telecommunications, and publishing segments partially offset by an increase in operating earnings at our printing services and “other” segments.

Publishing

Revenue from publishing in the third quarter of 2005 was $81.9 million, an increase of $0.4 million, or 0.5%, compared to $81.5 million in the third quarter of 2004. Operating earnings from publishing were $10.4 million, a decrease of $0.6 million, or 5.3%, compared to $11.0 million in the third quarter of 2004.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$19.8	$13.6	$33.4	$19.8	$13.9	$33.7	(0.6)
Classified	17.3	2.8	20.1	17.1	2.4	19.5	3.2
General	2.3	--	2.3	2.5	--	2.5	(8.2)
Other	6.3	0.4	6.7	5.5	0.4	5.9	12.2

Total advertising revenue	45.7	16.8	62.5	44.9	16.7	61.6	1.5
Circulation revenue	10.6	0.7	11.3	10.9	0.8	11.7	(3.4)
Other revenue	1.2	6.9	8.1	1.0	7.2	8.2	(1.4)

Total revenue	$57.5	$24.4	$81.9	$56.8	$24.7	$81.5	0.5

Operating earnings	$10.2	$0.2	$10.4	$9.6	$1.4	$11.0	(5.3)

Advertising revenue in the third quarter of 2005 accounted for 76.3% of total publishing revenue compared to 75.6% in the third quarter of 2004.

Retail advertising revenue in the third quarter of 2005 was $33.4 million, a decrease of $0.3 million, or 0.6%, compared to $33.7 million in the third quarter of 2004. Retail advertising was essentially even at our daily newspaper and it decreased $0.3 million at our community newspapers and shoppers in the third quarter of 2005 compared to the third quarter of 2004. Decreases in ROP revenue at the daily newspaper in automotive, communications, business services, entertainment, and furniture advertising were offset by increases in preprint revenue in entertainment, home improvement, department store and grocery store advertising. The $0.3 million decrease in retail advertising at our community newspapers and shoppers was due primarily to the business interruption caused by Hurricane Katrina in our Louisiana publishing operations. Without the impact of the hurricane, revenue would have increased 1.0%.

Print classified advertising revenue in the third quarter of 2005 was $20.1 million, an increase of $0.6 million, or 3.2%, compared to $19.5 million in the third quarter of 2004. At our daily newspaper, increases in real estate advertising of $0.6 million and mke advertising of $0.3 million were partially offset by decreases in automotive advertising of $0.6 million and general and niche product advertising of $0.1 million. Employment advertising, which accounted for 37.1% of classified advertising at our daily newspaper in the third quarter of 2005, was essentially even compared to the third quarter of 2004. The decrease in automotive advertising is due primarily to a decline in advertising by local automotive dealerships. Classified advertising at our community newspapers and shoppers in the third quarter of 2005 increased $0.4 million compared to the third quarter of 2004 due to increases in classified liners and employment advertising related to the cross-sell program established with the daily newspaper.

General advertising revenue in the third quarter of 2005 was $2.3 million, a decrease of $0.2 million, or 8.2%, compared to $2.5 million in the third quarter of 2004. Decreases in telecommunications, movie, and entertainment ROP advertising were partially offset by increases in telecommunications preprint advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the third quarter of 2005 and 2004:

	2005	2004	Percent Change
Advertising linage (inches):
Full run
Retail	172,145	178,625	(3.6)
Classified	208,167	225,015	(7.5)
General	9,303	11,793	(21.1)

Total full run	389,615	415,433	(6.2)
Part run	45,778	50,929	(10.1)

Total advertising linage	435,393	466,362	(6.6)

Preprint pieces (in thousands)	215,526	192,895	11.7

Total advertising linage in the third quarter of 2005 decreased 6.6% compared to the third quarter of 2004. The decrease in advertising linage in our daily newspaper’s core newspaper is consistent with the decline in ROP advertising revenue. The increase in advertising revenue at the daily newspaper is due primarily to an increase in Journal Interactive and preprint revenue. Full run advertising linage in the third quarter of 2005 decreased 6.2% compared to the third quarter of 2004 due to a 7.5% decrease in classified advertising linage, a 3.6% decrease in retail advertising linage and a 21.1% decrease in general advertising linage. Classified advertising linage decreased due to a decrease in automotive advertising partially offset by an increase in real estate and mke advertising. The decrease in retail advertising linage was due primarily to a decrease in retail ROP advertising in the daily and Sunday edition. The decrease in general advertising linage was due to a decrease in general ROP advertising in the daily and Sunday edition. Part run advertising linage in the third quarter of 2005 decreased 10.1% compared to the third quarter of 2004 due to a decrease in zoned retail advertising primarily from local political advertising during the third quarter of 2004. Preprint advertising pieces increased 11.7% due to increases in entertainment, home improvement, department store, grocery store and telecommunications preprint pieces and preprint pieces used in our shared mail products.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the third quarter of 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	23,981	25,586	(6.3)
Shoppers and specialty products	27,354	27,949	(2.1)

Total full pages of advertising	51,335	53,535	(4.1)

Revenue per page	$296.61	$280.98	5.6

Total full pages of advertising for our community newspapers and shoppers business in the third quarter of 2005 decreased 4.1% compared to the third quarter of 2004. The decrease was due to more efficient use of the amount of available space on each page partially offset by an increase in specialty products. Revenue per page increased 5.6% due primarily to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the third quarter of 2005, consisting of revenue from direct mail, event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $6.7 million, an increase of $0.8 million, or 12.2%, compared to $5.9 million in the third quarter of 2004. The increase was due to a $0.5 million increase in Journal Interactive advertising due primarily to increases in OnWisconsin.com packages, sponsorships and employment advertising and a $0.3 million increase in direct mail advertising and printing. Other advertising revenue at our community newspapers and shoppers in the third quarter of 2005 was essentially even compared to the third quarter of 2004.

Circulation revenue in the third quarter of 2005 accounted for 13.8% of total publishing revenue compared to 14.3% in the third quarter of 2004. Circulation revenue of $11.3 million in the third quarter of 2005 decreased $0.4 million, or 3.4%, compared to $11.7 million in the third quarter of 2004 due primarily to a decrease in single copy sales and our decision to decrease third-party sales and event hawking at our daily newspaper. Circulation revenue at our community newspapers and shoppers in the third quarter of 2005 decreased $0.1 million compared to the third quarter of 2004.

Other revenue, which consists of revenue from commercial printing customers at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in the third quarter of 2005 accounted for 9.9% of total publishing revenue compared to 10.1% in the third quarter of 2004. Other revenue of $8.1 million in the third quarter of 2005 decreased $0.1 million, or 1.4%, compared to $8.2 million in the third quarter of 2004. The $0.3 million decrease in other revenue at our community newspapers and shoppers was due to the impact of Hurricane Katrina on our Louisiana-based printing operations in the amount of $0.4 million and was partially offset by a $0.2 million increase at the daily newspaper due primarily to an increase in commercial printing.

Publishing operating earnings in the third quarter of 2005 were $10.4 million, a decrease of $0.6 million, or 5.3%, compared to $11.0 million in the third quarter of 2004. The $0.6 million increase at our daily newspaper was due primarily to the increase in revenue and a decrease in payroll and employee benefit expenses due to a reduction in employees. These operating earnings increases were partially offset by an increase in direct operating expenses attributed to the increase in revenue, indirect expenses and an increase in newsprint and other paper expense. The $1.2 million decrease at our community newspapers and shoppers was due primarily to recording $1.6 million for uncollectible receivables, operating losses and building damages related to Hurricane Katrina and an increase in employee benefit expense and newsprint and other paper expense. Partially offsetting these expense increases were decreases in depreciation expense and cost savings initiatives. Total newsprint and other paper expense for our publishing businesses in the third quarter of 2005 was $11.3 million, an increase of $0.3 million, or 2.9%, compared to $11.0 million in the third quarter of 2004. Despite an increase of 12.6% in the cost per-ton of newsprint at our daily newspaper, we were able to partially offset the price increase by printing fewer pages per copy, printing fewer copies and switching to lighter basis weight paper.

Broadcasting

Revenue from broadcasting in the third quarter of 2005 was $40.5 million, a decrease of $3.5 million, or 7.8%, compared to $44.0 million in the third quarter of 2004. Operating earnings from broadcasting in the third quarter of 2005 were $7.2 million, a decrease of $4.6 million, or 39.0%, compared to $11.8 million in the third quarter of 2004.

The following table presents our broadcasting revenue and operating earnings for the third quarter of 2005 and 2004:

	2005			2004			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$22.0	$18.5	$40.5	$21.8	$22.2	$44.0	(7.8)

Operating earnings	$6.2	$1.0	$7.2	$5.9	$5.9	$11.8	(39.0)

Revenue from our radio stations in the third quarter of 2005 was $22.0 million, an increase of $0.2 million, or 0.8%, compared to $21.8 million in the third quarter of 2004. The increase was due primarily to a $0.4 million increase in local advertising revenue and a $0.1 million increase in other revenue partially offset by a $0.3 million decrease in political and issue advertising. National advertising revenue in the third quarter of 2005 was essentially even compared to the third quarter of 2004.

Operating earnings from our radio stations in the third quarter of 2005 were $6.2 million, an increase of $0.3 million, or 4.9%, compared to $5.9 million in the third quarter of 2004. The increase was due primarily to the increase in revenue and a decrease in programming expense.

Revenue from our television stations in the third quarter of 2005 was $18.5 million, a decrease of $3.7 million, or 16.3%, compared to $22.2 million in the third quarter of 2004. Excluding the Green Bay television operations which were acquired in October 2004, revenue in the third quarter of 2005 decreased $5.7 million, or 25.6%, compared to the third quarter of 2004 due to a $3.2 million decrease in political and issue advertising, a $2.5 million decrease in Olympic advertising revenue on our NBC stations, a $0.4 million decrease in network and other revenue and a $0.2 million decrease in local advertising. These decreases were partially offset by a $0.6 million increase in national advertising.

Operating earnings from our television stations in the third quarter of 2005 were $1.0 million, a decrease of $4.9 million, or 83.1%, compared to $5.9 million in the third quarter of 2004. The ratings decline at NBC coupled with lower advertising demand compared to last year adversely affected our average unit rates and the lack of political and issue advertising demand negatively impacted our results. Excluding the Green Bay operations, operating earnings decreased $4.7 million or 79.5%. The decrease was due primarily to decreases in political and issue and Olympic advertising revenue and an increase in technology expense partially offset by decreases in sales commissions and syndicated program expenses.

Telecommunications

Revenue from telecommunications in the third quarter of 2005 was $33.8 million, a decrease of $2.0 million, or 5.4%, compared to $35.8 million in the third quarter of 2004. Operating earnings from telecommunications in the third quarter of 2005 were $4.9 million, a decrease of $3.8 million, or 43.3%, compared to $8.7 million in the third quarter of 2004.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the third quarter of 2005 was $18.3 million, a decrease of $1.9 million, or 9.5%, compared to $20.2 million in the third quarter of 2004. The decrease was due primarily to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale data services at the end of the third quarter of 2005 was $5.8 million compared to $6.1 million at the beginning of the third quarter 2005 and $6.3 million at the end of the third quarter of 2004. During the third quarter of 2005, new circuit connections of $0.1 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 36.4% and 38.5% of our telecommunications revenue in the third quarter of 2005 and 2004, respectively. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. We expect the effects of the new contract to be fully implemented by the first quarter of 2006.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in the third quarter of 2005 was $15.5 million, a decrease of $0.1 million, or 0.1%, compared to $15.6 million in the third quarter of 2004. The decrease was due primarily to a decrease in long distance revenue and aggressive pricing competition. Monthly recurring revenue from enterprise services was $3.4 million at the beginning and end of the third quarter of 2005 and $3.5 million at the end of the third quarter of 2004.

The decrease in operating earnings from telecommunications was due primarily to a decrease in wholesale revenue, higher operating costs and expenses associated with the higher mix of enterprise services revenue and increased sales and marketing expenses to retain current customers and to sell new products.

Printing Services

Revenue from printing services in the third quarter of 2005 was $17.3 million, a decrease of $0.6 million, or 3.9%, compared to $17.9 million in the third quarter of 2004. Operating earnings from printing services in the third quarter of 2005 were $0.6 million compared to a loss of $0.7 million in the third quarter of 2004.

The decrease in printing services revenue was due primarily to decreases of $1.4 million from our largest customer, Dell Computer Corporation, and from other computer-related customers. These decreases were partially offset by an $0.8 million increase in printing revenue from original equipment manufacturers and publications. Dell accounted for 20.0% and 25.3% of our printing services revenue in the third quarter of 2005 and 2004, respectively. Our revenue from Dell is expected to decline by approximately 90% in 2006 compared to 2005 expected annual revenue as we cease supplying products and services to Dell early in 2006. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was primarily attributed to improved production efficiencies, lower production costs due to the sales mix change from Dell and other computer-related customers, cost savings initiatives and the continued strategic transition back to our core printing business.

Other

Other revenue in the third quarter of 2005 was $11.1 million, an increase of $0.9 million, or 8.6%, compared to $10.2 million in the third quarter of 2004. Other operating earnings in the third quarter of 2005 were $1.1 million, an increase of $0.6 million, or 134.5%, compared to $0.5 million in the third quarter of 2004.

The following table presents our other revenue and operating earnings for the third quarter of 2005 and 2004:

	2005			2004
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$12.1	$(1.0)	$11.1	$11.6	$(1.4)	$10.2	8.6

Operating earnings	$--	$1.1	$1.1	$0.1	$0.4	$0.5	134.5

The increase in other revenue in the third quarter of 2005 compared to the third quarter of 2004 was due primarily to an increase in postage amounts billed to customers and laser printing services partially offset by a decrease in list services. Included in revenue and operating costs and expenses is $7.0 million and $6.6 million of postage amounts billed to customers in the third quarter of 2005 and 2004, respectively.

The increase in operating earnings was due primarily to a decrease in certain corporate compensation expenses partially offset by increases in operating costs and expenses at our direct marketing services business.

Non-Operating Income and Taxes

Interest income and dividends in the third quarter of 2005 were insignificant compared to $0.1 million in the third quarter of 2004. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $0.6 million in the third quarter of 2005 compared to $0.4 million in the third quarter of 2004. Amortization of deferred financing costs was $0.1 million in the third quarter of 2005 and 2004.

The effective tax rate for continuing operations was 40.4% in the third quarter of 2005 and 40.0% in the third quarter of 2004.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were both $0.19 for the third quarter of 2005 compared to basic and diluted earnings per share from continuing operations of $0.25 and $0.24, respectively, for the third quarter of 2004. Our basic and diluted earnings per share from discontinued operations were $0.01 for the third quarter of 2004.

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

There was no revenue from discontinued operations in the third quarter of 2005 compared to $15.0 million in the third quarter of 2004. Gain from discontinued operations, net of income taxes, was insignificant in the third quarter of 2005 compared to $0.8 million in the third quarter of 2004. Income tax expense applicable to discontinued operations was $0.5 million in the third quarter of 2004.

Three Quarters Ended September 25, 2005 compared to Three Quarters Ended September 26, 2004

Consolidated

Our consolidated revenue from continuing operations of $560.7 million in the three quarters of 2005 was essentially even compared to $560.5 million in the three quarters of 2004. Our consolidated operating costs and expenses from continuing operations in the three quarters of 2005 were $316.9 million, an increase of $9.3 million, or 3.0%, compared to $307.6 million in the three quarters of 2004. Our consolidated selling and administrative expenses from continuing operations in the three quarters of 2005 were $167.8 million, an increase of $5.1 million, or 3.1%, compared to $162.7 million in the three quarters of 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
Continuing operations:	(dollars in millions)
Revenue:
Publishing	$245.2	43.7%	$241.8	43.1%
Broadcasting	120.6	21.5	120.9	21.6
Telecommunications	107.4	19.2	108.1	19.3
Printing services	53.7	9.6	57.1	10.2
Other	33.8	6.0	32.6	5.8

Total revenue	560.7	100.0	560.5	100.0
Total operating costs and expenses	316.9	56.5	307.6	54.9
Selling and administrative expenses	167.8	29.9	162.7	29.0

Total operating costs and expenses and selling
and administrative expenses	484.7	86.4	470.3	83.9

Total operating earnings	$76.0	13.6%	$90.2	16.1%

We experienced increases in total revenue from continuing operations due to revenue from our Green Bay television acquisition, increases in Journal Interactive advertising revenue and classified advertising revenue at our daily newspaper, an increase in enterprise services revenue attributed to our newly acquired infrastructure business at our telecommunications business, an increase in local advertising revenue at our radio stations and an increase in postage amounts billed to customers at our direct marketing services business. These increases were offset by a decrease in political and issue and Olympic advertising revenue at our television stations, a decrease in wholesale telecommunications revenue due to service disconnections and contract re-pricings and a decrease in revenue from several computer-related customers at our printing services business.

The increase in total operating costs and expenses from continuing operations is due to the addition of the Green Bay television operations, the higher costs associated with the increase in enterprise services revenue at our telecommunications business, increases at our daily newspaper due to the increase in revenue and the additional three days at the beginning of 2005, an increase in newsprint and other paper expense at our publishing businesses, an increase in postage expense at our direct mail services business and an increase in programming and technology expenses at our radio stations. These increases were partially offset by a decrease in operating costs and expenses at our printing services business in response to a decrease in revenue and gained production efficiencies and a decrease in syndicated program expense at our television stations.

The increase in selling and administrative expenses from continuing operations is due primarily to an increase in payroll, sales and marketing expenses at our telecommunications business to retain current customers and to sell new products, the addition of the Green Bay television operations, an adjustment to our litigation reserve in the second quarter of 2004 due to the settlement of our national advertising representative litigation at our television stations, an increase in sales commissions due to lower national sales commissions in the first three quarters of 2004 at our radio stations and an increase in certain corporate expenses. The increase in total selling and administrative expenses was partially offset by cost savings initiatives at our community newspapers and shoppers business and our printing services business and a decrease in bad debt expense at our direct marketing services business.

Our consolidated operating earnings from continuing operations in the three quarters of 2005 were $76.0 million, a decrease of $14.2 million, or 15.7%, compared to $90.2 million in the three quarters of 2004.

The following table presents our operating earnings by segment for the three quarters of 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
	(dollars in millions)
Continuing operations:
Publishing	$32.2	42.4%	$32.7	36.2%
Broadcasting	21.5	28.3	29.4	32.6
Telecommunications	19.3	25.4	26.5	29.3
Printing services	1.4	1.8	(0.4)	(0.4)
Other	1.6	2.1	2.0	2.3

Total operating earnings	$76.0	100.0%	$90.2	100.0%

The decrease in total operating earnings from continuing operations was due primarily to the decrease in political and issue and Olympic advertising at our television stations, a decrease in wholesale services revenue and higher operating costs and expenses associated with the higher mix of enterprise services revenue at our telecommunications business, charges for uncollectible receivables, operating losses and building damages related to Hurricane Katrina and a decrease in list and database marketing revenue at our direct marketing services business (which have higher profit margins than mail services). These decreases were partially offset by improved production efficiencies and cost savings initiatives at our printing services business, an increase in revenue at our radio stations and an increase in revenue at our daily newspaper.

Our consolidated EBITDA in the three quarters of 2005 was $109.2 million, a decrease of $14.0 million, or 11.4%, compared to $123.2 million in the three quarters of 2004. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the three quarters of 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$49.5	$55.8
Gain from discontinued operations, net	(4.9)	(2.5)
Provision for income taxes	29.8	35.6
Total other expense, net	1.6	1.3
Depreciation	32.2	31.9
Amortization	1.0	1.1

EBITDA	$109.2	$123.2

The decrease in EBITDA is consistent with the decrease in operating earnings at our broadcasting, telecommunications, publishing and “other” segments partially offset by an increase in operating earnings at our printing services segment.

Publishing

Revenue from publishing in the three quarters of 2005 was $245.2 million, an increase of $3.4 million, or 1.4%, compared to $241.8 million in the three quarters of 2004. Operating earnings from publishing were $32.2 million, a decrease of $0.5 million, or 1.3%, compared to $32.7 million in the three quarters of 2004.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$59.5	$41.3	$100.8	$59.1	$41.4	$100.5	0.2
Classified	50.2	7.4	57.6	48.8	6.9	55.7	3.3
General	7.9	--	7.9	8.5	--	8.5	(6.7)
Other	17.7	1.4	19.1	15.0	1.5	16.5	15.8

Total advertising revenue	135.3	50.1	185.4	131.4	49.8	181.2	2.3
Circulation revenue	31.4	2.2	33.6	32.3	2.2	34.5	(2.6)
Other revenue	4.8	21.4	26.2	4.3	21.8	26.1	0.9

Total revenue	$171.5	$73.7	$245.2	$168.0	$73.8	$241.8	1.4

Operating earnings	$29.4	$2.8	$32.2	$28.4	$4.3	$32.7	(1.3)

Advertising revenue in the three quarters of 2005 accounted for 75.6% of total publishing revenue compared to 74.9% in the three quarters of 2004.

Retail advertising revenue in the three quarters of 2005 was $100.8 million, an increase of $0.3 million, or 0.2%, compared to $100.5 million in the three quarters of 2004. Retail advertising increased $0.4 million at our daily newspaper due to preprint advertising increases in the department store, entertainment, home improvement and grocery store categories. These increases were partially offset by ROP advertising decreases in the furniture, telecommunications, auto and entertainment categories. Retail advertising decreased $0.1 million at our community newspapers and shoppers due primarily to the business interruption caused by Hurricane Katrina in our Louisiana publishing operations, partially offset by growth in existing and new specialty publications.

Print classified advertising revenue in the three quarters of 2005 was $57.6 million, an increase of $1.9 million, or 3.3%, compared to $55.7 million in the three quarters of 2004. At our daily newspaper, increases in real estate advertising of $1.2 million, employment advertising of $1.1 million, and mke advertising of $0.5 million were partially offset by decreases in automotive advertising of $1.3 million and general and niche product advertising of $0.1 million. Employment advertising, which accounted for 38.7% of classified advertising at our daily newspaper in the three quarters of 2005, increased 6.2% compared to the three quarters of 2004. We believe the increase in employment advertising is due to an increase in recruiting in the southeastern Wisconsin market. The decrease in automotive advertising is due primarily to a decline in advertising by local automotive dealerships. Classified advertising at our community newspapers and shoppers in the three quarters of 2005 increased $0.5 million compared to the three quarters of 2004 due to increases in classified liners and employment advertising related to the cross-sell program established with the daily newspaper.

General advertising revenue in the three quarters of 2005 was $7.9 million, a decrease of $0.6 million, or 6.7%, compared to $8.5 million for the three quarters of 2004. The decrease was due primarily to decreases in movies, telecommunications, transportation and public utilities and financial services ROP advertising partially offset by an increase in telecommunications preprint advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail pieces for the three quarters of 2005 and 2004:

	2005	2004	Percent Change
Advertising linage (inches):
Full run
Retail	516,148	525,055	(1.7)
Classified	602,205	649,910	(7.3)
General	34,046	40,141	(15.2)

Total full run	1,152,399	1,215,106	(5.2)
Part run	126,107	121,471	3.8

Total advertising linage	1,278,506	1,336,577	(4.3)

Preprint pieces (in thousands)	637,163	566,643	12.4

Total advertising linage in the three quarters of 2005 decreased 4.3% compared to the three quarters of 2004. The decrease was due to a decrease in full run advertising linage partially offset by an increase in part run advertising linage. The decrease in advertising linage in our daily newspaper’s core newspaper is consistent with the decline in ROP advertising revenue. The increase in advertising revenue at the daily newspaper is due primarily to an increase in Journal Interactive and preprint revenue. Full run advertising linage in the three quarters of 2005 decreased 5.2% compared to the three quarters of 2004 due to a 7.3% decrease in classified advertising linage, a 1.7% decrease in retail advertising linage and a 15.2% decrease in general advertising linage. Classified advertising linage decreased due to a decrease in automotive advertising partially offset by an increase in real estate and employment advertising. Retail advertising lineage decreased due to a decline in retail ROP advertising in the daily and Sunday editions. The decrease in general advertising linage was due primarily to lower general ROP advertising in the daily edition. Part run advertising linage increased 3.8% in the three quarters of 2005 compared to the three quarters of 2004 due to an increase in zoned classified advertising. Preprint advertising pieces increased 12.4% due to increases in the department store, entertainment, home improvement, grocery store, telecommunications categories and preprint pieces used in our shared mail products.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and speicalty products for the three quarters of 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	68,645	74,956	(8.4)
Shoppers and specialty products	81,665	81,557	0.1

Total full pages of advertising	150,310	156,513	(4.0)

Revenue per page	$297.57	$283.53	5.0

Total full pages of advertising for our community newspapers and shoppers business in the three quarters of 2005 decreased 4.0% compared to the three quarters of 2004. The decrease was due to more efficient use of the amount of available space on each page partially offset by an increase in specialty products. Revenue per page increased 5.0% due primarily to the decrease in total full pages of advertising while increasing or maintaining the same advertising rates.

Other advertising revenue in the three quarters of 2005, consisting of revenue from direct mail and event marketing efforts, and Journal Interactive for our daily newspaper and company-sponsored event advertising for our community newspapers and shoppers, was $19.1 million, an increase of $2.6 million, or 15.8%, compared to $16.5 million in the three quarters of 2004. The increase was due to a $1.8 million increase in Journal Interactive advertising due primarily to increases in employment advertising and OnWisconsin.com packages, an $0.8 million increase in direct mail advertising and printing and a $0.1 million increase in event marketing efforts at our daily newspaper. Other advertising revenue at our community newspapers and shoppers in the three quarters of 2005 decreased $0.1 million compared to the three quarters of 2004.

Circulation revenue in the three quarters of 2005 accounted for 13.7% of total publishing revenue compared to 14.3% in the three quarters of 2004. Circulation revenue of $33.6 million in the three quarters of 2005 decreased $0.9 million, or 2.6%, compared to $34.5 million in the three quarters of 2004 due primarily to a decrease in single copy sales at our daily newspaper. Circulation revenue at our community newspapers and shoppers in the three quarters of 2005 was essentially even compared to the three quarters of 2004.

We reported in our Publisher’s Statement for the six month period ended March 31, 2005 that average net paid circulation for the daily newspaper was essentially even for the daily edition (Monday-Saturday) and decreased 4.4% for the Sunday edition compared to the six month period ended March 31, 2004. For the 12-month period ended March 31, 2005, we disclosed in our Quarterly Report on Form 10-Q filed May 4, 2005 that average net paid circulation decreased approximately 1.0% for the daily edition (Monday-Saturday) and 2.4% for the Sunday edition compared to the 12-month period ended March 31, 2004. The numbers for the 12-month period ended March 31, 2005 are in the process of being audited by the Audit Bureau of Circulations and are subject to change.

Other revenue, which consists of revenue from commercial printing customers at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.7% of total publishing revenue in the three quarters of 2005 compared to 10.8% in the three quarters of 2004. Other revenue of $26.2 million in the three quarters of 2005 increased $0.1 million, or 0.9%, compared to $26.1 million in the three quarters of 2004. The increase in other revenue of $0.5 million at the daily newspaper was due to an increase in distribution revenue and an increase in commercial printing revenue. Other revenue at our community newspapers and shoppers decreased $0.4 million in the three quarters of 2005 compared to the three quarters of 2004 due primarily to the impact of Hurricane Katrina on our Louisiana printing operations.

Publishing operating earnings in the three quarters of 2005 were $32.2 million, a decrease of $0.5 million, or 1.3%, compared to $32.7 million in the three quarters of 2004. The $1.0 million increase at our daily newspaper was due primarily to the increase in revenue partially offset by the adverse impact from the addition of three seasonally-light advertising days at the beginning of 2005, increases in operating costs and expenses attributed to the increase in revenue, an increase in newsprint and other paper expense and an increase in vacation expense due to the policy change benefit we recorded in the first quarter of 2004. The $1.5 million decrease at our community newspapers and shoppers was due primarily to recording $1.6 million for uncollectible receivables, operating losses and building damages related to Hurricane Katrina and an increase in newsprint and other paper expense and employee benefit expenses. Partially offsetting these expense increases were decreases in depreciation expense and cost savings initiatives. Total newsprint and other paper expense for our publishing businesses in the three quarters of 2005 was $33.3 million, an increase of $1.6 million, or 5.2%, compared to $31.7 million in the three quarters of 2004. The increase in newsprint and other paper expense was primarily attributed to an increase in the cost per-ton of newsprint partially offset by a decrease in consumption.

Broadcasting

Revenue from broadcasting in the three quarters of 2005 was $120.6 million, a decrease of $0.3 million, or 0.2%, compared to $120.9 million in the three quarters of 2004. Operating earnings from broadcasting in the three quarters of 2005 were $21.5 million, a decrease of $7.9 million, or 26.8%, compared to $29.4 million in the three quarters of 2004.

The following table presents our broadcasting revenue and operating earnings for the three quarters of 2005 and 2004:

	2005			2004			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$61.6	$59.0	$120.6	$58.9	$62.0	$120.9	(0.2)

Operating earnings	$15.4	$6.1	$21.5	$14.0	$15.4	$29.4	(26.8)

Revenue from our radio stations in the three quarters of 2005 was $61.6 million, an increase of $2.7 million, or 4.5%, compared to $58.9 million in the three quarters of 2004. The increase was due primarily to a $2.8 million increase in local advertising revenue, a $0.2 million increase in national advertising revenue and a $0.1 million increase in other revenue partially offset by a $0.4 million decrease in political and issue advertising.

Operating earnings from our radio stations in the three quarters of 2005 were $15.4 million, an increase of $1.4 million, or 10.1%, compared to $14.0 million in the three quarters of 2004. The increase was primarily attributed to the increase in revenue and a decrease in amortization expense partially offset by increases in technology and programming expenses and increased sales commissions due to lower national sales commissions in 2004.

Revenue from our television stations in the three quarters of 2005 was $59.0 million, a decrease of $3.0 million, or 4.6%, compared to $62.0 million in the three quarters of 2004. Excluding the Green Bay television operations, which were acquired in October 2004, revenue in the three quarters of 2005 decreased $9.5 million or 15.3% compared to the three quarters of 2004. This decrease was due primarily to a $6.1 million decrease in political and issue advertising, a $2.5 million decrease in Olympic advertising, a $1.0 million decrease in local advertising and a $0.8 million decrease in network revenue. This was partially offset by a $0.9 million increase in national advertising.

Operating earnings from our television stations in the three quarters of 2005 were $6.1 million, a decrease of $9.3 million, or 60.4%, compared to $15.4 million in the three quarters of 2004. The ratings decline at NBC coupled with lower advertising demand compared to last year adversely affected our average unit rates and the lack of political and issue advertising demand negatively impacted our results. The Green Bay operations were essentially break even for the three quarters of 2005. The decrease in operating earnings was due primarily to the decrease in political and issue and Olympic advertising revenue. Increases in news expenses, an adjustment to our litigation reserve in the three quarters of 2004 due to the settlement of our national advertising representative litigation, and increases in technology and administrative expenses were offset by a decrease in syndicated program expense and sales commissions.

Telecommunications

Revenue from telecommunications in the three quarters of 2005 was $107.4 million, a decrease of $0.7 million, or 0.7%, compared to $108.1 million in the three quarters of 2004. Operating earnings from telecommunications in the three quarters of 2005 were $19.3 million, a decrease of $7.2 million, or 27.0%, compared to $26.5 million in the three quarters of 2004.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the three quarters of 2005 was $58.1 million, a decrease of $3.8 million, or 6.1%, compared to $61.9 million in the three quarters of 2004. The decrease was due primarily to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale data services at the end of the three quarters of 2005 was $5.8 million compared to $6.4 million at the beginning of 2005 and $6.3 million at the end of the three quarters of 2004. During the three quarters of 2005, new circuit connections of $0.5 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 36.6% and 37.6% of our telecommunications revenue in the three quarters of 2005 and 2004, respectively. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. We expect the effects of the new contract to be fully implemented by the first quarter of 2006.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in the three quarters of 2005 was $49.3 million, an increase of $3.1 million, or 6.6%, compared to $46.2 million in 2004. The increase was primarily attributed to our newly acquired infrastructure business and was partially offset by a decrease in long distance revenue. Monthly recurring revenue from enterprise services was $3.4 million at the end of the three quarters of 2005 and $3.5 million at the beginning of 2005 and at the end of the three quarters of 2004.

The decrease in operating earnings from telecommunications was due primarily to the decrease in wholesale revenue and higher operating costs and expenses associated with the higher mix of enterprise services revenue and increases in payroll, marketing and amortization expenses.

Printing Services

Revenue from printing services in the three quarters of 2005 was $53.7 million, a decrease of $3.4 million, or 6.1%, compared to $57.1 million in the three quarters of 2004. Operating earnings from printing services in the three quarters of 2005 were $1.4 million compared to a loss of $0.4 million in the three quarters of 2004.

The decrease in printing services revenue was due primarily to a $3.4 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $1.0 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $1.0 million increase in printing revenue from publications and original equipment manufacturers. Dell accounted for 19.7% and 24.5% of our printing services revenue in the three quarters of 2005 and 2004, respectively. Our revenue from Dell is expected to decline by approximately 90% in 2006 compared to 2005 expected annual revenue as we cease supplying products and services to Dell early in 2006. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was due primarily to improved production efficiencies, lower production costs due to the sales mix change from Dell and other computer-related customers, cost savings initiatives and the continued strategic transition back to our core printing business.

Other

Other revenue in the three quarters of 2005 was $33.8 million, an increase of $1.2 million, or 3.6%, compared to $32.6 million in the three quarters of 2004. Other operating earnings in the three quarters of 2005 were $1.6 million, a decrease of $0.4 million, or 23.0%, compared to operating earnings of $2.0 million in the three quarters of 2004.

The following table presents our other revenue and operating earnings for the three quarters of 2005 and 2004:

	2005			2004
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$36.9	$(3.1)	$33.8	$36.0	$(3.4)	$32.6	3.6

Operating earnings	$0.4	$1.2	$1.6	$0.7	$1.3	$2.0	(23.0)

The increase in other revenue in the three quarters of 2005 compared to the three quarters of 2004 was due primarily to an increase in postage amounts billed to customers and laser printing services partially offset by a decrease in mail, list and database marketing services due the loss of two customers. Included in revenue and operating costs and expenses is $21.7 million and $20.2 million of postage amounts billed to customers in the three quarters of 2005 and 2004, respectively.

The decrease in operating earnings was due primarily to the decrease in list and database marketing revenue at our direct marketing services business which have higher profit margins and an increase in certain corporate expenses.

Non-Operating Income and Taxes

Interest income and dividends were $0.3 million in the three quarters of 2005 compared to $0.2 million in the three quarters of 2004. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $1.4 million in the three quarters of 2005 compared to $1.2 million in the three quarters of 2004. Amortization of deferred financing costs was $0.3 million in the three quarters of 2005 and 2004.

The effective tax rate for continuing operations was 40.0% in the three quarters of 2005 and 40.1% in the three quarters of 2004.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.60 and $0.59, respectively, for the three quarters of 2005 compared to basic and diluted earnings per share from continuing operations of $0.71 and $0.69, respectively, for the three quarters of 2004. Our basic and diluted earnings per share from discontinued operations were each $0.07 and $0.06, respectively, for the three quarters of 2005 compared to basic and diluted earnings per share from discontinued operations of $0.03 for the three quarters of 2004.

Discontinued Operations

Revenue from discontinued operations in the three quarters of 2005 was $4.1 million compared to $44.6 million in the three quarters of 2004. Gain from discontinued operations, net of income taxes, in the three quarters of 2005 was $4.9 million compared to $2.5 million in the three quarters of 2004. Income tax expense applicable to discontinued operations was $3.1 million and $1.6 million in the three quarters of 2005 and 2004, respectively. Net liabilities of discontinued operations at September 25, 2005 were $0.8 million and net assets of discontinued operations were $13.3 million at December 26, 2004.

Acquisition

On August 22, 2005, we announced an agreement to purchase the business and assets of three television stations from Emmis Communications Corporation for $235 million, subject to certain adjustments. The stations are FOX affiliate WFTX-TV, Fort Myers/Naples, Florida; ABC affiliate KGUN-TV, Tucson, Arizona; and CBS affiliate KMTV, Omaha, Nebraska. In the third quarter of 2005, we paid a $23.5 million deposit towards the purchase which is included in other assets, net in our consolidated condensed balance sheet as of September 25, 2005. We expect to complete the purchase of WFTX-TV and KGUN-TV in late 2005 after receipt of approval from the Federal Communications Commission and other regulatory approvals. At the same time, we will acquire certain assets of KMTV and we will begin programming KMTV under a local marketing agreement. We will pay $201.5 million at the time of closing. The remaining $10.0 million of the purchase price will be paid upon the transfer of the KMTV broadcast license or in $5.0 million installments no later than October 2007 and October 2008.

Liquidity and Capital Resources

We have a $350 million unsecured revolving credit facility that will expire on September 4, 2008. The interest rate on borrowings is either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. As of September 25, 2005, we had borrowings outstanding of $63.7 million under the facility at a weighted average interest rate of 4.84%. Fees of $2.0 million in connection with the facility are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. In addition, we pay an annual fee which is amortized using the straight line method over the twelve months following payment. The financial covenants of this agreement include the following:

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

As of September 25, 2005, we are in compliance with all of our financial covenants.

Cash balances were $8.2 million at September 25, 2005. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. In January 2005, the proceeds from the sale of our label printing business reduced our $350 million unsecured revolving credit facility. In February 2005, we announced a stock repurchase program of up to 5 million shares of our class A common stock over a term to expire in August 2006 and we purchased 2,161,295 class A common shares at a weighted average price per share of $16.42 in the three quarters of 2005, of which $1.1 million in payments was unsettled at September 25, 2005. In April 2005, we received $4.4 million for the redemption of our investment in preferred stock in our former subsidiary, Perry Printing Company.

We have the ability to finance the Emmis acquisition by using available cash-on-hand and drawing from our current credit facility. However, we expect to establish of a larger credit facility prior to consummation of the acquisition.

Cash Flow

Cash provided by operating activities was $86.9 million in the three quarters of 2005 compared to $96.0 million in the three quarters of 2004. The decrease was due primarily to a decrease in earnings from continuing operations.

Cash used for investing activities was $47.8 million in the three quarters of 2005 compared to $20.7 million in the three quarters of 2004. Capital expenditures for property and equipment were $24.8 million in the three quarters of 2005 compared to $20.2 million in the three quarters of 2004. In the third quarter of 2005, we paid a $23.5 million deposit towards our purchase of three television stations from Emmis Communications Corporation.

Cash used for financing activities was $56.3 million in the three quarters of 2005 compared to $76.4 million in the three quarters of 2004. Borrowings under our new credit facility during the three quarters of 2005 were $172.4 million and we made payments of $179.1 million compared to borrowings of $196.2 million and payments of $224.8 million in the three quarters of 2004. In the three quarters of 2005, we received $1.2 million in proceeds from the issuance of our class B common stock to our employees under our Employee Stock Purchase Plan and we purchased $35.5 million of class A common stock under our stock repurchase program. In the three quarters of 2004, we received $116.5 million net proceeds from the issuance of our class A common stock and we paid $148.7 million to purchase and retire our class B common stock. We paid cash dividends of $15.3 million and $15.6 million in the three quarters of 2005 and 2004, respectively.

Cash provided by discontinued operations was $18.9 million in the three quarters of 2005 due primarily to the proceeds received from the sale of NorthStar Print Group, Inc. Cash used for discontinued operations was $0.4 million in the three quarters of 2004 due primarily to capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On November 1, 2005, the Milwaukee Public Interest Media Coalition filed a petition at the Federal Communications Commission (the “FCC”) asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area, including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. We believe the petition is without merit and will vigorously defend the allegations against us in proceedings before the FCC.

On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff, Shorewest Realtors, seeks to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers since 1996. Shorewest is seeking disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a motion to dismiss the plaintiff’s claims on July 20, 2005. On October 10, 2005, the court ruled on Journal Sentinel’s Amended motion to dismiss.  The court dismissed the plaintiffs’ claims based on breach of contract and breach of the duty of good faith and fair dealing and allowed the plaintiffs to proceed with their other claims. We intend to defend the action vigorously. No litigation reserve has been recorded for this matter.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2005, we announced a stock repurchase program of up to 5,000,000 of our class A common stock over a term to expire in August 2006. The following table provides information about our repurchases of our class A common stock in the third quarter ended September 25, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 to July 24, 2005	305,231	$ 16.67	305,231	3,210,905
July 25 to August 21, 2005	--	$ --	--	3,210,905
August 22 to September 25, 2005	372,200	$ 15.58	372,200	2,838,705

(1)	All shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on February 10, 2005 and commenced on March 14, 2005, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. The repurchase program will expire in August 2006.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: November 4, 2005	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: November 4, 2005	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer

JOURNAL COMMUNICATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.