Form 10-K
period 2005-12-25
JOURNAL COMMUNICATIONS INC
filed 2006-02-27
CIK 1232241

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2005

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

Class B Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $588,294,353 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date). Neither of the registrant’s class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.363970 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 21, 2006 (excluding 8,676,705 shares of class B common stock, held by our subsidiary, The Journal Company):

Class	Outstanding at February 21, 2006
Class A Common Stock	43,602,102
Class B Common Stock	24,633,186
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our April 27, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

•	changes in advertising demand or the buying strategies of advertisers;

•	changes in newsprint prices and other costs of materials;

•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting, telecommunications and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	effects of bankruptcies on customers for our telecommunications wholesale services;

•	the ability of regional telecommunications companies to expand service offerings to include intra-exchange services;

•	effects of potential acquisitions of or mergers of telecommunications companies or advertisers;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and about 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 4,150 route miles. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

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

In 2005, our total revenue was $764.5 million, 66.3% of which was generated from our publishing and broadcasting operations, 18.5% from telecommunications and 15.2% from printing services and other operations. The revenue generated by each operating segment, as a percentage of our consolidated revenue, for the last three years is shown below:

	2005	2004	2003
Publishing	44.3%	43.8%	43.7%
Broadcasting	22.0	22.3	20.0
Telecommunications	18.5	18.6	19.9
Printing Services	9.5	9.9	11.4
Other	5.7	5.4	5.0

Total	100.0%	100.0%	100.0%

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc., and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal

Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 44.3% of our revenue and 39.6% of our operating earnings for the year ended December 25, 2005. Within our publishing segment, our daily newspaper accounted for 71.4% of our publishing revenue and 94.7% of our publishing operating earnings in 2005. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a 6-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2005 of 405,009 on Sunday and 236,219 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2005 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 highest populated markets in the United States with a 71% penetration rate and the daily newspaper ranks number three with a 52% penetration rate. These rankings are calculated by dividing the number of adults reading the newspaper in a newspaper’s Metropolitan Statistical Area (MSA) by the number of persons over the age of 18 in the newspaper’s MSA. The Milwaukee Journal Sentinel’s MSA, which ranks among the top 50 in the United States, consists of Milwaukee, Waukesha, Washington and Ozaukee counties.

We have recently won numerous print media editorial awards. The awards include the National Headliner and the Oakes Prize for reporting on the Great Lakes water supply, Society of American Business writers and the Economic Journalism Award for a series on the economics of Milwaukee’s African-American community, Society of News Design for a baseball special section, American Association of Sunday & Feature Editors for the Snapshots column, Pictures of the Year International, Inland Press Association for editorials, photography and for local news writing, and the Wisconsin News Photographers Association, Best of Show.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com and OnWisconsin.com, which we operate under the name of Journal Interactive. Also, we have developed a subscription-based website, PackerInsider.com, dedicated to coverage of the Green Bay Packers. In 2005, advertising revenue for Journal Interactive increased 43.2% over 2004.

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

The following table sets forth our average net paid circulation. The 2004 and 2003 averages reflect revisions to previously reported Audit Bureau of Circulations Publisher’s Statements and Annual Audits primarily related to third-party sponsored distributions, newspapers sold at events together with premium items and a distributor incentive program. The numbers for the 12-month period ended March 31, 2005 are in the process of being audited by the Audit Bureau of Circulations and are subject to change.

	Six-Months Ended September 30			12-Months Ended March 31
	2005	2004	2003	2005	2004	2003
Daily (Six day average)	236,219	236,692	240,522	239,978	240,106	245,864
Sunday	405,009	424,208	423,138	423,677	422,069	423,019

Circulation revenue accounted for 21.9% of our daily newspaper’s total revenue in 2005. The Milwaukee Journal Sentinel single copy prices are $0.50 for daily and $1.75 for Sunday in our PMA.

Advertising revenue accounted for 75.0% of our daily newspaper’s total revenue in 2005. We have set forth in the table below annual advertising volume for the Milwaukee Journal Sentinel (measured in column inches) and the number of preprints (which are individual customer’s advertisements that are provided by the customer) inserted into the Milwaukee Journal Sentinel’s daily and Sunday editions and its total market coverage products, Weekend and WeekDay Plus, for the last three years. We believe the advertising volume decline during 2005 in “full run” (which refers to advertisements that are published in all editions of the newspaper, as opposed to “part run” which refers to advertisements published in only certain editions of the newspaper) was a result of advertisers decreasing their ROP (run-of-press) spending and switching to preprints. We believe some advertisers utilize preprints because preprints can offer opportunities for targeted advertising, print quality and, possibly, lower cost. Preprint pieces increased in 2005 compared to 2004 due to adding WeekDay Plus in March and an overall increase in business.

	Annual Advertising Linage
	2005	2004	2003
	(inches in thousands)
Full run in column inches	1,505.2	1,623.4	1,653.3
Part run in column inches	167.0	172.1	124.9
Preprint pieces (in millions)	895.6	800.7	834.6

Community Newspapers and Shoppers

We own and operate about 90 community newspapers and shoppers and five printing plants through our subsidiary, Journal Community Publishing Group.

We publish 44 community newspapers, with a combined paid and free average weekly circulation of more than 290,000. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news. Our local newspapers serve communities in Wisconsin, Connecticut and Florida.

We publish 37 shoppers with a combined circulation of more than 770,000 each week. Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. Our shoppers are delivered to various communities in Wisconsin, Ohio, Louisiana, Vermont and Massachusetts.

We also publish nine niche publications that appeal to a very specific advertiser and reader, with a combined paid and unpaid average circulation of more than 135,000. A few examples of the niche products are automotive- and boating- focused publications. We provide niche publications in Wisconsin, Louisiana, Florida and New York.

Advertising revenue and circulation revenue accounted for 68.4% and 3.0%, respectively, of our community newspapers’ and shoppers’ total revenue in 2005. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 28.6% of our community newspapers’ and shoppers’ total revenue in 2005.

Our community newspapers, shoppers and niche publication groups are as follows:

	2005 Average Circulation	Number of
		Newspapers	Shoppers	Niche Publications
Northern Wisconsin	329,000	4	11	3
Southeastern Wisconsin	328,000	24	11	—
Ohio	193,000	—	9	—
New York/Connecticut	130,000	12	—	1
Florida	80,000	4	—	2
Louisiana	75,000	—	2	3
Vermont/Massachusetts	67,000	—	4	—

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase the majority of our estimated newsprint requirements from two suppliers according to the terms of our purchase contracts. We purchase a majority of our remaining estimated newsprint requirements in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $606 in 2005 compared to an average net price per ton of $528 in 2004. Our consumption of newsprint decreased to 63,511 metric tons in 2005 from 70,808 metric tons in 2004, and our total cost of newsprint increased $1.1 million in 2005. In the second quarter of 2005, the daily newspaper switched to lighter basis-weight newsprint. The change to lighter basis-weight newsprint resulted in an increase in the price per ton and a decrease in the tons consumed. Based on the average net price per ton in 2005 and consumption of newsprint in 2005, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.6 million.

In addition to the switch to lighter basis-weight newsprint, the decrease in consumption in 2005 is attributed to a decrease in average net paid circulation and ROP advertising at our daily newspaper.

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

Advertising revenue is the largest component of a newspaper’s total revenue. Advertising rates at newspapers, free circulars and publications are usually based on market size, circulation, penetration, demographics and alternative advertising media available in the marketplace. Newspaper advertising revenue is seasonal. Our publishing business tends to see increased revenue due to increased advertising activity during certain holidays, in time for summer shopping and just prior to students returning to school in the fall. Advertising revenue is also generally affected by cyclical changes in national and regional economic conditions.

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

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate nine television stations and 37 radio stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our broadcasting business accounted for 22.0% of our revenue and 33.4% of our operating earnings for the year ended December 25, 2005. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our broadcasting business.

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

In an effort to maximize our operating margins, we have implemented a centralized management approach to certain functions such as engineering, IT, finance and human resources to generate economies of scale and incorporate best practices. We intend to continue to explore cost reduction and efficiency measures across our businesses and pursue market share and ratings growth which we believe will generate increased operating efficiency and revenue, and continue to drive operating margin improvement.

In three of our markets—Milwaukee, Wisconsin, Boise, Idaho and Tucson, Arizona—we own and operate both television and radio stations. We also own and operate seven radio stations and operate a television station under a local marketing agreement in our Omaha, Nebraska market.

Radio Broadcasting

Based on the Fall 2005 Arbitron ratings book, we have the number one station in terms of station audience rank in three of the eight markets in which our radio stations operate, including in Milwaukee where WTMJ-AM has been the top rated radio station for 38 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 37 radio stations since 1999. In 2005, revenue from radio operations accounted for 50.1% percent of our broadcasting revenue.

Our radio stations are:

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)		Total Stations in Market(2)	FCC License Class(3)
Milwaukee, WI
WTMJ-AM	Milwaukee, WI	1927	News/Talk/Sports	1		31	B
WKTI-FM	Milwaukee, WI	1959	Adult Contemporary	9		31	B

Omaha, NE
KOMJ-AM	Omaha, NE	1995	Adult Standards	17		23	C
KEZO-FM	Omaha, NE	1995	Rock	2		23	C
KKCD-FM	Omaha, NE	1995	Classic Hits	9		23	C2
KSRZ-FM	Omaha, NE	1998	Hot Adult Contemporary	8		23	C
KXSP-AM	Omaha, NE	1999	Sports	19		23	B
KQCH-FM	Omaha, NE	1999	Contemporary Hits	5		23	C
KBBX-FM	Nebraska City, NE	1997	Regional Mexican	12	+	23	C1

Tucson, AZ
KFFN-AM	Tucson, AZ	1996	Sports	25		27	C
KMXZ-FM	Tucson, AZ	1996	Adult Contemporary	3		27	C
KZPT-FM	Tucson, AZ	1996	Hot Adult Contemporary	16		27	A
KGMG-FM	Oracle, AZ	1998	Rhythmic Oldies	12		27	C2

Knoxville, TN
WQBB-AM	Powell, TN	1998	Adult Standards	20	+	23	D
WMYU-FM	Karns, TN	1997	Hot Adult Contemporary	9		23	A
WWST-FM	Sevierville, TN	1997	Contemporary Hits	3		23	C1
WKHT-FM	Knoxville, TN	1998	Rhythmic Contemporary Hits	6		23	A

Boise, ID
KGEM-AM	Boise, ID	1998	Adult Standards	15		21	B
KJOT-FM	Boise, ID	1998	Rock	11		21	C
KQXR-FM	Boise, ID	1998	Alternative Rock	9		21	C1
KTHI-FM	Caldwell, ID	1998	Classic Hits	10		21	C
KRVB-FM	Nampa, ID	2000	Adult Alternative	14		21	C
KCID-AM(4)	Caldwell, ID	1998	Oldies	N/A		21	C

Wichita, KS
KFTI-AM	Wichita, KS	1999	Classic Country	5		24	B
KFDI-FM	Wichita, KS	1999	Country	1		24	C
KICT-FM	Wichita, KS	1999	Rock	7		24	C1
KFXJ-FM	Augusta, KS	1999	Classic Hits	8	+	24	C2
KYQQ-FM	Arkansas City, KS	1999	Regional Mexican	10		24	C
KMXW-FM	Newton, KS	2000	Hot Adult Contemporary	13		24	C1

Springfield, MO
KSGF-AM	Springfield, MO	1999	News/Talk	13	+	18	B
KTTS-FM	Springfield, MO	1999	Country	1		18	C
KSPW-FM	Sparta, MO	1999	Rhythmic Contemporary Hits	2		18	C2
KZRQ-FM	Mt. Vernon, MO	2003	Active Rock	17		18	C3
KSGF-FM	Ash Grove, MO	2003	News/Talk	15		18	C3

Tulsa, OK
KFAQ-AM	Tulsa, OK	1999	Talk	9		25	A
KVOO-FM	Tulsa, OK	1999	Country	3		25	C
KXBL-FM	Henryetta, OK	1999	Classic Country	6	+	25	C1

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2005 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Friday between 6:00 a.m. and midnight. A “+” indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2005 Arbitron ratings book. In order to be qualified to be reported, a station must have received five or more minutes of listening in at least 10 diaries in the market from midnight to midnight, Monday through Sunday, during the survey period.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	KCID-AM did not qualify to be reported in the Fall 2005 Arbitron ratings book.

We employ a variety of sales-related and programming strategies. Our sales-related strategy includes maximizing our share of the local advertisers’ advertising spending. We believe that developing local station “clusters” allows us to maximize market share because it allows us to offer a variety of format alternatives to appeal to a broader range of local advertisers. Our programming strategy includes developing and retaining local on-air talent to drive ratings. We have long-term contracts with many of our on-air personalities. In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for these organizations. In 2004, we agreed to a contract extension with the Milwaukee Brewers through the 2008 Major League Baseball season.

Most of our radio broadcasting revenue is generated from the sale of local advertising, with the balance generated from the sale of national advertising, political and issue advertising and other sources. We base our advertising rates primarily on each station’s ability to attract audiences having certain demographic characteristics in the market areas that advertisers want to reach, as well as the number of stations competing in the market. Advertising rates generally are the highest during morning and evening drive-time hours. We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station. We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

We have successfully grown our radio group over the past several years by acquiring stations and aligning them in clusters within a market, in many cases building out the cluster around a lead station. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster. Assuming radio stations will be available at attractive prices, we currently intend to continue our acquisition program following our cluster strategy in certain existing and new mid-sized growth markets. We have made capital investments to convert three of our radio stations to digital transmission and plan to convert 14 additional radio stations to digital by the end of 2007.

Television Broadcasting

Based on the November 2005 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in seven of the ten markets in which our television stations operate. As of November 2005, WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast in its Designated Market Area in 58 of the previous 59 ratings periods (based on the percentage of the total potential household audience). In 2005, revenue from television operations accounted for 49.9% of our broadcasting revenue.

Our television stations are:

Station	Market	Year Acquired	Network Affiliation	Station Market Rank(1)	Station Audience Share(1)	Total Stations in Market(2)
WTMJ-TV	Milwaukee, WI	1947	NBC	3	11	13
KTNV-TV	Las Vegas, NV	1979	ABC	3	8	13
WSYM-TV	Lansing, MI	1984	FOX	4	6	7
KMIR-TV	Palm Springs, CA	1999	NBC	3	8	11
KIVI-TV	Boise, ID	2001	ABC	3	10	8
KSAW-TV(3)	Twin Falls, ID	2001	ABC	3	5	7
WGBA-TV	Green Bay, WI(6)	2004	NBC	4	9	7
WACY-TV(4)	Appleton, WI(6)	2004	UPN	N/A	N/A	7
KGUN-TV	Tucson, AZ	2005	ABC	3	13	11
WFTX-TV	Naples/Fort Myers, FL	2005	FOX	4	6	8
KMTV-TV(5)	Omaha, NE	2005	CBS	3	13	8

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the Designated Market Area. Station audience share equals the percentages of the audience in the Designated Market Area actually watching television. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2005 Nielsen ratings book.

(2)	Includes all television stations whose city of origin is within the Designated Market Area that meet the minimum reporting standards.

(3)	Low-power television station.

(4)	We acquired certain assets of WACY-TV and assumed an existing local marketing agreement between WGBA-TV and WACY-TV effective October 2005. WACY-TV did not qualify to be reported in the November 2005 Nielsen ratings book.

(5)	We acquired certain assets of KMTV-TV and operate this station under a local marketing agreement effective December 5, 2005.

(6)	Green Bay, WI and Appleton, WI are considered one Designated Market Area.

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and FOX) has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Lower ratings of NBC network programming has continued to have an adverse affect on revenue in our Milwaukee, Green Bay, and Palm Springs markets. However, recent improvement in ratings in several ABC time periods has given our Las Vegas and Boise television stations new revenue opportunities. We believe all of our television stations are strong affiliates with good relationships with the respective networks. We believe that Las Vegas, Boise, Palm Springs, Tucson and Fort Myers/Naples are markets with attractive demographic and growth profiles and that as a result, there is significant opportunity for growth and operating improvement at these stations.

In all of our markets and regardless of network affiliation, we focus on developing leading local news programming and contracting for popular syndicated programming with the objective of maximizing our ratings and in turn our share of advertising spending in a given market. Based on the November 2005 Nielsen ratings book, we had the number one local late evening news program in two of our ten markets (based on the percentage of the total potential household audience)—KMIR-TV in Palm Springs and WTMJ-TV in Milwaukee.

We derive the vast majority of our television broadcasting revenue from advertising. Our television advertising revenue and rates in even-numbered years benefit from political, issue, and Olympics-related advertising. Absent political and issue advertising, there is less pressure on inventory, which drives rates downward. For example, political and issue advertising revenue was $0.6 million in 2005 compared to $12.6 million in 2004. In addition, NBC has purchased the right to broadcast the Olympics through 2012, and we expect higher revenue in these years because the expected increased ratings during the Olympic time period for our three NBC affiliates will allow them to sell advertising at premium rates.

Assuming television stations will be available at attractive prices, we will consider pursuing additional acquisitions, particularly of stations in mid-sized growth markets with potential for operating improvement. As an example of our acquisition strategy, on December 5, 2005, we acquired the business and certain assets of ABC affiliate KGUN-TV in Tucson, Arizona and FOX affiliate WFTX-TV in Naples/Fort Myers, Florida. In addition, we acquired certain assets of CBS affiliate KMTV-TV in Omaha, Nebraska and operate this station under a local marketing agreement effective December 5, 2005. KMTV-TV and KGUN-TV operate in markets in which we also currently own and operate existing radio stations. We may seek to add second stations in our existing markets and exploit other potential clustering or cross-ownership opportunities as they arise. We have also made substantial investments in digital transmission conversion equipment at our stations and are fully compliant with FCC mandates on digital transmission. We do not currently anticipate significant additional future capital investment associated with our digital transmission conversion.

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

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers. Changes in market demographics, the entry of competitive stations, the adoption of competitive formats by existing stations and the inability to retain popular on-air talent could result in lower ratings, which could in turn reduce advertising revenue. Technology can play an important role in competition as the ratings each station receives also depend upon the strength of the station’s signal in each market and, therefore, the number of listeners who have access to the signal. We continue to invest in the technology needed to maintain, and, where possible, strengthen our signals.

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX). The second category comprises stations affiliated with more recently developed national networks, such as UPN and WB, which have recently announced that they will terminate and form a new network called “The CW”, and the former PAX TV, now called “i” (owned by Paxson Communications Corporation). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising sold by us. Rates are influenced by the demand for advertising time, the popularity of the station’s programming and market size.

Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year, which coincides with increased advertising around certain holidays. Historically, the second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations.

Telecommunications

We conduct our telecommunications business through our wholly owned subsidiary, Norlight Telecommunications, Inc. (Norlight), which provides both wholesale telecommunications services, sometimes referred to as “carrier services,” and business-to-business telecommunications services, sometimes referred to as “enterprise services” or “commercial services.” We have operated our telecommunications business for more than 30 years, and during this time it has emerged as a premier service provider focused in the Great Lakes region. Our telecommunications business accounted for 18.5% of our revenue and 22.8% of our operating earnings for the year ended December 25, 2005. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our telecommunications business.

Throughout the history of our telecommunications business, we have applied a disciplined approach to our cost structure and the investment of capital, consistent with our desire to build and maintain a high quality network while earning a substantial return on our investment.

Our wholesale telecommunications business provides network transmission solutions for other telecommunications carriers, including inter-exchange (nationwide long distance) carriers, wireless carriers, Internet service providers, incumbent local exchange carriers and competitive local exchange carriers in mid- to smaller-sized cities in the Great Lakes Region. Additionally, our wholesale services include satellite and video services, which provide terrestrial and satellite transmission of high quality video signals to broadcast programming for entertainment and sports industries, educational institutions and businesses. In the last few years, we have seen our wholesale customers clarify their telecommunications needs in our region, reduce their spending and negotiate new market rate contracts with us.

Our business-to-business service provides integrated voice and data communications solutions and managed services to small- and medium-sized businesses in the upper Midwest. Specifically, we provide packet and circuit-based data networking, dedicated Internet access, long distance and managed services. Our managed services products include hosted IP (Internet Protocol) telephony, premise-based telephone systems, managed security, managed routers, data center services, business continuity programs and integrated web/audio/video conferencing offerings. In 2006, we intend to purchase and install a soft switch (a next-generation digital device typically comprised of servers and software used to route local and long distance voice calls) to deliver local and long-distance service using Voice over Internet Protocol (“VoIP”) and open a new data center within our network footprint. We expect that both of these initiatives should drive growth in the enterprise business. As Norlight’s enterprise revenue becomes a more significant component of its revenue than its wholesale business, operating margins will trend lower due to this mix change.

The foundation for our telecommunications success has been our customer-loyalty-focused strategy. Our telecommunications business generally receives high marks for strong brand recognition and for customer satisfaction, with the results of a 2005 survey conducted by Peregrine Marketing Research showing a 94.6% customer satisfaction rating among our enterprise customers. This strategy reflects the view that the continued and future success of our telecommunications business is dependent upon our reliability and responsiveness to customers. Each customer has its own dedicated account team to manage and design effective telecommunications solutions.

We refer to the employees of our telecommunications business as the “Guardians of Data.” This message is meant to be a symbol of our commitment to being the provider of choice in providing innovative solutions within the data product category.

We operate 4,150 route miles of fiber optic network connecting Wisconsin, Michigan, Indiana, Minnesota, Illinois, Iowa and Ohio. We also have approximately 300 additional route miles that are available for future network traffic. The network is designed to carry telecommunications traffic to second-(population sizes from 50,000 to 500,000) and third-tier markets (population sizes less than 50,000) within its footprint. The transport layer of the network uses SONET (Synchronous Optical Network) technology to transport digital signals. The network is configured in a ring physical topology, with multiple fibers providing redundancy. Given this configuration, in the event that an individual fiber strand suffers a catastrophic failure, traffic is automatically re-routed to avoid service interruption. Our network delivers traffic to many smaller cities such as Green Bay, Wisconsin, Battle Creek, Michigan and Rochester, Minnesota, as well as first-tier markets. This ability to provide our customers with deeper direct penetration differentiates us from many of our competitors. Pricing to and from these markets has also experienced somewhat less competitive pressure than in the larger cities.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 40.1% and 37.0% of our telecommunications revenue in 2005 and 2004, respectively. In 2005, we reached an agreement with MCI (recently acquired by Verizon Communications) on a contract renewal that both extended the term of their service agreement at a reduced price and provided for higher capacity circuits to replace existing circuits being disconnected. We expect the effect of this new contract to be fully implemented during the first quarter of 2006. During 2005, MCI agreed to be acquired by Verizon, a transaction which subsequently closed in January 2006. While we believe that MCI/Verizon will remain a significant customer, we cannot predict the impact of this merger on our company’s results of operations.

Industry and Competition

Norlight operates in the Inter-exchange Transport Services segment of the telecommunications market. Its competitors consist of multiple large national carriers such as AT&T (recently acquired by SBC Communications), MCI (recently acquired by Verizon), Global Crossing and Sprint (who recently acquired Nextel Communications); regional carriers, such as McLeodUSA Telecommunications, US Signal, TDS Telecom; and local exchange carriers, such as AT&T (formerly SBC), Verizon and Qwest Communications. Section 271 Authority, which permits Regional Bell Operating Companies to provide long-distance service, has resulted in stiff price competition primarily from AT&T and Qwest. We are vigorously competing with these providers and have been proactively working with the majority of our current customers by focusing on our customer service and new bundled services as we seek to extend contracts.

We believe that significantly reduced pricing as a result of aggressive competition continues to be an important issue within the telecommunications industry. In addition, while past carrier consolidations have not had a significant negative impact on our telecommunications business, there is no assurance that recent, pending and other potential future carrier consolidations would not. However, we do not expect to be impacted significantly by such consolidations in the near term. We have continued to invest prudently in our telecommunications business, which has enabled us to expand our network to meet service needs or pursue sales opportunities. We believe our ability to react quickly by executing custom-designed integrated solutions to meet customer requests is a significant point of positive differentiation in the current market. We further believe that the responsive, customer-focused approach of our sales teams and technical staff, coupled with high quality service offerings, is a significant competitive advantage.

Printing Services

Our printing services business is conducted through our wholly owned subsidiary IPC Print Services, Inc. (IPC). Our printing services business accounted for 9.5% of our revenue and 2.2% of our operating earnings for the year ended December 25, 2005. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our printing services business.

IPC, which was founded in 1949 and acquired by us in 1992, provides a wide range of printing services including complete production of magazines, professional journals and documentation material, as well as electronic publishing, mailing solutions and fulfillment. The foundation of our printing business includes printing scientific, medical and technical journals and magazines. We generally utilize conventional and electronic pre-press processes, web- and sheet-fed printing and complete bindery and finishing in our production processes. All of these markets are served through our direct national sales force or by the use of a print broker.

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

Dell Computer Corporation accounted for 19.0% and 24.4% of our printing services revenue in 2005 and 2004, respectively. In the fourth quarter of 2005, we advised Dell of our intention to cease supplying software-related products to them effective February 2006. This move is consistent with our articulated strategy to focus on our core publication printing business. We anticipate that we will continue to supply Dell with printed documentation in 2006; however, projected revenue from Dell for the full 2006 fiscal year should represent a small portion (less than 5%) of IPC’s total revenue. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

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

Other

Our other business consists of our direct marketing services business conducted through our wholly owned subsidiary, PrimeNet, and corporate intercompany eliminations and corporate expenses, and accounted for 5.7% of our revenue and 2.0% of our operating earnings for the year ended December 25, 2005. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our direct marketing services business and corporate expenses and eliminations.

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

Television and Radio Regulation

Introduction

Our television and radio broadcasting operations are subject to regulation by the FCC (Federal Communications Commission) under the Communications Act of 1934, as amended (which we refer to as the Communications Act). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast and other uses; grants permits and licenses to construct and operate television and radio stations for particular frequencies; issues, revokes, modifies and renews radio and television broadcasting licenses; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; regulates the content of some forms of programming; adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations; and has the power to impose penalties for violations of its rules.

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

Broadcast Licenses/Renewals

The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum eight years). Generally, the FCC renews broadcast licenses upon a finding that: (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses, and we are not currently aware of any facts that would prevent their renewal. On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the FCC asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area, including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. We filed an opposition to the petition at the FCC on December 15, 2005, and MPIMC filed a reply to our opposition on January 18, 2006. The pleading cycle is now closed and the matter is under review by the staff of the FCC. It is impossible to predict when the FCC will rule on this matter. We believe the petition is without merit and will continue to defend the allegations against us vigorously in any continuing proceedings before the FCC.

Ownership Restrictions

The Communications Act and FCC rules and policies include a number of limitations regarding the number and reach of broadcasting properties that any person or entity may own, directly or by attribution. FCC approval is also required for transfers of control and assignments of licenses.

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the Daily Newspaper Cross-Ownership Rule; the Local Radio Ownership Rule; the Radio-Television Cross-Ownership Rule; the Dual Network Rule; and the Local Television Multiple Ownership Rule. In a decision adopted June 2, 2003, the FCC decided to relax many of these rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties sought reconsideration of the new rules and others filed judicial appeals. The U.S. Court of Appeals for the Third Circuit, which was selected by lottery to hear the appeals of the new rules, issued a stay of the new rules on September 3, 2003. In an opinion issued on June 24, 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis and to justify what the court characterized as “several irrational assumptions and inconsistencies” in the FCC’s June 2, 2003 decision. Thereafter, in an order issued on September 3, 2004 in response to a request by the FCC, the court lifted its stay insofar as it applied to the modified Local Radio Ownership Rule; as a result, certain provisions of the FCC’s June 2, 2003 order have been allowed to take effect. In all other respects the rules that were in effect prior to June 2, 2003 will remain in effect until the appeals are resolved or the stay is lifted. On June 13, 2005, the United States Supreme Court declined to review the June 24, 2004 ruling by the Third Circuit Court of Appeals, which has retained jurisdiction over the case pending its future review of the FCC’s actions on remand. We cannot predict the outcome of any subsequent FCC proceeding. While the new rules adopted by the FCC on June 2, 2003 had provided for increasing the cap on aggregate television audience reach to 45% of all households, the 2004 Consolidated Appropriations Act included a provision instructing the FCC to set the cap at 39%.

Under the currently effective Daily Newspaper Cross-Ownership Rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a television station or a radio station and a daily English-language newspaper in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published. Our media operations in Milwaukee were grandfathered under this rule. Under the new rule that has been stayed, a party may have an attributable interest in a television station, radio stations up to one half of the local radio station limit (see below), and a daily newspaper if the television market has between four and eight television stations. In markets with nine or more television stations, there are no longer any broadcast-newspaper cross-ownership restrictions under the new rule that has been stayed.

The September 3, 2004 order of the Court of Appeals for the Third Circuit partially lifting its stay of the FCC’s June 2, 2003 decision permitted the new Local Radio Ownership Rule to take effect. Under the rule, the number of radio stations an entity may own in a given market is dependent upon the size of that radio market.

Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in such market, except for combinations of one AM and one FM station, which are permitted in any size market. For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Financial Network assigns the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. Also under the rule, a radio station that brokers more than 15% of another in-market station’s weekly programming or advertising time will be deemed to have an attributable interest in the brokered station counting toward the applicable local numerical ownership limitation.

The currently effective Radio-Television Cross-Ownership Rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and seven radio stations, in any market where at least 20 independent voices would remain post-combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain post-combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same-market, commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and a cable system. Under the new, stayed rule, subject to the applicable limitations of the Local Radio Ownership Rule and the Local Television Multiple Ownership Rule, cross-ownership of television stations and radio stations is not limited in television markets with four or more television stations so long as there is no common daily newspaper ownership.

Under the currently effective Local Television Multiple Ownership Rule, absent a waiver, an individual (or entity) cannot have an attributable interest in more than one television station in a market, unless the market would have at least eight independent television voices after the combination and at least one of the stations is not one of the top-four-rated stations in the television market, or unless the stations’ Grade B contours do not overlap. Under the new, stayed rule, common ownership of up to three television stations is permitted in markets with 18 or more television stations. Common ownership of up to two television stations is permitted in television markets with between five and 17 television stations. Ownership of one television station is permitted in television markets with fewer than five television stations. The new rules do not permit combinations of two or more of the top-four-rated television stations in any market. In its June 2, 2003 order, the FCC also relaxed the standards for obtaining a waiver of the Local Television Multiple Ownership Rule. While under the new rules, the FCC would continue to entertain waiver requests for (i) “failed” (e.g., bankrupt) stations and for stations that have not been constructed due to financial difficulties; or (ii) “failing” stations (i.e., stations with negative cash flow and less than a four-share all-day audience rating), applicants would no longer be required to demonstrate that an attempt was made to sell the failing station to an out-of-market buyer. Moreover, in its June 2, 2003 order, the FCC stated that it would also consider waivers of the “top-four ranked” restriction in markets with 11 or fewer television stations based on a consideration of whether the combination will (a) reduce a significant disparity between the combining stations and the dominant station(s) in the market; (b) facilitate the transition to digital for one or both of the stations; and (c) affect localism and viewpoint disparity.

The Dual Network Rule permits a television broadcast station to affiliate with a network that maintains more than one broadcast network, unless the dual or multiple networks are composed of a combination between any of ABC, CBS, FOX, or NBC. This rule was retained by the FCC in its June 2, 2003 decision.

While the new rules adopted by the FCC on June 2, 2003 had provided for increasing the National Television Ownership Rule cap on aggregate television audience reach to 45% of all households, the 2004

Consolidated Appropriations Act included a provision instructing the FCC to set the cap at 39%. Under the rule, any entity is prohibited from having an attributable interest in television stations in which the combined audience reach exceeds 39% of the television households in the United States. Under the FCC’s rules, the number of households served by UHF stations is discounted by 50% for the purposes of this calculation. The FCC has solicited comments as to the effect, if any, of the 2004 Consolidated Appropriations Act on the FCC decision in June 2003 to retain the 50% UHF discount applicable to the National Television Ownership Rule and on pending petitions for reconsideration asking the FCC to eliminate the UHF discount.

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

To the extent a station has “excess” digital capacity (i.e., digital capacity not used to transmit a single free, over-the-air video program), it may elect to use that capacity in any manner consistent with FCC technical requirements, including data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity to provide any such “ancillary or supplementary” services on a subscription or otherwise “feeable” basis, it must pay the FCC a fee equal to 5% of the gross revenues realized from such services.

Under the Deficit Reduction Act of 2005, which was signed by the President on February 8, 2006, the transition to DTV is to occur by February 17, 2009, after which broadcasters will be required to return one of their two assigned channels to the FCC and broadcast exclusively in digital format. In an order issued on September 7, 2004, the FCC established DTV construction milestones generally requiring affiliates of the top-four networks in television markets 1-100 to complete construction of their full, authorized DTV facilities by July 1, 2005, and all other stations to complete DTV construction by July 1, 2006. The FCC also established procedures for stations to elect which of their two currently-assigned 6-megahertz channels they will retain for their permanent digital operations at the conclusion of the digital television transition period.

The effect digital broadcasting will have on us remains to be seen. Like other television broadcasters, we have made substantial capital investments for digital transmission equipment in order to meet the FCC’s mandates. The opportunities provided by digital broadcasting are all in the formation stages. In November 2000, WTMJ-TV became the first commercial television station in Milwaukee to broadcast digitally on WTMJ-DT. In accordance with the FCC-mandated digital broadcasting standards, all of our owned, full power stations will have installed High Definition transmission equipment and will be broadcasting in High Definition by the FCC’s deadline of July 2006.

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

In an order adopted on February 10, 2005, the FCC declined to impose a “dual carriage” must-carry requirement on cable operators, which would have required them to simultaneously carry broadcasters’ analog and digital signals for the balance of the digital transition period. The FCC also declined to modify the must-carry rule to require cable operators to carry more than a single digital programming stream from any particular television station following the transition to all-digital broadcasting. Consequently, if we elect to divide the digital channel allotted to any of our television stations into several separate, independent and unrelated programming streams (“multicasting”), only one of those streams at each station will be entitled to mandatory carriage pursuant to the digital must-carry rule after the end of the digital transition period. However, because the rule does not affect digital retransmission consent agreements, we would be free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.

A similar must-carry and retransmission consent arrangement governs carriage of local broadcast channels by satellite television. A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market. However, if a satellite provider chooses to provide one local station to its subscribers in a market, the provider also must transmit locally every other station in that market that elects must-carry status. (As with cable, stations may opt to pursue retransmission consent agreements.) A local television station that fails to make any election is deemed to have elected retransmission consent and is not guaranteed carriage. Satellite must-carry election periods occur every three years, consistent with cable must-carry periods.

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

The FCC has adopted new rules that substantially restrict the extent of incumbent telephone companies’ obligations to provide unbundled elements of their local networks to competitors at rates based on total element long run incremental costs (“TELRIC”). In particular, the FCC eliminated the requirement that incumbents offer the unbundled network element platform (“UNE-P”) and high-capacity transmission facilities (in certain geographic areas) at TELRIC-based rates. These rules could have the effect of raising the costs of providing local service in competition with the incumbents.

The FCC has also ruled that, like cable television operators, the incumbent local telephone service providers should be treated as unregulated “information service providers” when they use their networks to provide broadband Internet access services. This means that they will not be required to provide access to their facilities to broadband Internet access competitors. To the extent that we use incumbent telephone companies’ services or facilities to provide broadband Internet access service to our customers, the ruling may have the effect of raising our costs of access for those services and facilities.

The FCC is continuing its investigation, begun in 2001, into whether and how it should change its policies and rules governing the payments made by carriers for transmitting interconnected traffic to and from other carriers. In particular, the FCC is considering whether access charges, the fees that long distance carriers like the Company pay to local service providers for the origination and delivery of calls, as well as reciprocal compensation for local interconnected calls, should be replaced by different arrangements. Among the arrangements under consideration are a “bill-and-keep” system, in which intercarrier compensation would be eliminated and all carriers would recover their costs solely from end-user customers; or a unified intercarrier compensation system, in which the same rates would apply to all forms of intercarrier compensation (access and reciprocal compensation). The FCC asked for additional public comments on these and related matters in February 2005. It is difficult to predict the timing and impact of such matters.

The FCC has to date treated Internet service providers (“ISPs”) as information service providers, which are exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to a universal service fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax and other requirements may apply to our provision of Internet access services. We cannot predict the likelihood that state, federal or foreign governments will impose additional regulation on our Internet business, nor can we predict the impact that future regulation will have on our operations.

With the growing use of VoIP, the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, the extent to which VoIP services will be subject to rules relating to consumer protection and other social policy requirements, and whether VoIP providers should pay access charges and should contribute to the federal universal service fund. To date, the FCC has determined that certain types of VoIP services should be free of state retail rate regulation. However, the FCC also has ordered VoIP providers to enable law enforcement agencies to access traffic data and to provide E-911 emergency services. The FCC is considering several other proceedings regarding the regulatory status of various categories of VoIP services and the extent to which universal service and intercarrier compensation payments will be due. In addition, several bills have been introduced in Congress that could address these matters, and a number of state public utility commissions are considering related issues. We cannot predict the outcome of any of these proceedings that may affect our operations or impose additional requirements, regulations or charges upon our provision of Internet access and IP-based services, including voice telephony and backbone services.

The Communications Act requires that providers of common carrier telecommunications service contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC. The FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors’ interstate and international revenues derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. Pursuant to federal regulations, we pay these contributions and recover the cost through a surcharge to our retail customers. The amount of our contributions varies each quarter based upon the total amount of federal universal service support being provided under the FCC’s federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier’s contributions, and the proportion of our assessable revenues derived from domestic end users for non-common carrier telecommunications or common carrier telecommunications services for all contributors, to the total amount of assessable revenues derived from domestic end users for telecommunications or telecommunications services. The extent to which our services are viewed as information services or common carrier telecommunications services or as unregulated information services will also affect our contributions. The FCC is actively considering proposals on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund, including a proposal to assess contributions based on working telephone numbers rather than based on revenues. Bills have been introduced in Congress to modify the universal service requirements as well. We are unable to predict the changes, if any, that the FCC and/or Congress will adopt and the effect of any such changes on our total universal service contribution payments.

In 2005, the FCC and state regulators authorized the acquisition by SBC Communications (now AT&T) of AT&T and by Verizon Communications, Inc. of MCI, Inc. These acquisitions may strengthen the position of each of the acquiring companies in providing regional, national and international services to businesses and other telecommunications service providers, including the types of customers we serve. We currently provide services to all four of these companies. The effect of the mergers on our company is difficult to predict, although we recently signed a five year contract with MCI prior to the merger. The mergers could result in the loss of some or all of the services we provide to these companies. The mergers could also affect our Company’s ability to compete effectively against these very large, vertically-integrated entities.

State

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

We are currently pursuing a strategy intended to provide additional local service alternatives to our customers. Using such means as interconnection agreements, collocation arrangements, and by securing local exchange authority, we intend to secure improved service levels at a reduced cost for the “last mile” of service connections.

Local

Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured may not be available to us on economically reasonable or advantageous terms.

Legislation

In virtually every session of Congress since the adoption of the 1996 changes to the Communications Act, legislation has been proposed to amend it further. Similar legislative efforts have occurred in various states. It is difficult to predict whether new telecom laws will be adopted or existing telecom laws will be amended and the effect of any such changes on our business.

Employees

As of December 25, 2005, we and our subsidiaries had approximately 3,800 full-time and 1,700 part-time employees compared to approximately 3,800 full-time and 1,600 part-time employees at December 26, 2004. Currently, there are 11 bargaining units representing approximately 830 (or approximately 15%) of our total number of employees. We have various collective bargaining agreements with these bargaining units. Eight of our 11 agreements will expire within the next two years. A majority of the full-time employees covered by a collective bargaining agreement work at the daily newspaper.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and warnings before making an investment decision. If any of the risks below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that case, the price of our securities could decline and you could lose all or part of your investment. You should also refer to the other information set forth or incorporated by reference in this document.

Risks Relating to Our Diversified Media Business

Decreases in advertising spending, resulting from economic downturn, war, terrorism or other factors, could adversely affect our financial condition and results of operations.

Approximately 54% of our revenue in 2005 was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations. Advertisers generally reduce their advertising spending during economic downturns; a recession or economic downturn could have an adverse effect on our financial condition and results of operations. Also, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time. For example, the threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a negative impact on our broadcast results due to reduced spending levels by some advertisers, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks during their continuous coverage of the war. As a result, the war in Iraq, additional terrorist attacks or other wars involving the United States could adversely affect our financial condition and results of operations.

Additionally, some of our printed publications and our radio and television stations generate a large percentage of their advertising revenue from a limited number of sources, including the automotive industry, political advertising and professional sports contracts. As a result, even in the absence of a recession or economic downturn, adverse changes specifically affecting these advertising sources could significantly reduce advertising revenue and have a material adverse affect on our financial condition and results of operations.

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected. This is especially true with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations and a number of our community newspapers and shoppers, and from which we derived approximately 41% of our operating revenue in 2005.

Our diversified media businesses operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing newspapers, radio and television stations, as well as to other types of media competitors or through consolidation of media competitors or changes in advertisers’ media buying strategies.

Our diversified media businesses operate in highly competitive markets. Our newspapers, shoppers, radio stations, television stations and Internet sites compete for audiences and advertising revenue with other newspapers, shoppers, radio stations, television stations and Internet sites as well as with other media such as magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet and direct mail. Some of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do and may respond faster or more aggressively to changing competitive dynamics.

In newspapers and shoppers, our revenue primarily consists of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, yellow pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality and customer service. On occasion, our businesses compete with each other for regional and local advertising, specifically in the Milwaukee market. Our local and regional competitors in community newspapers and shoppers are typically unique to each market, but we have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us. Circulation revenue and our ability to achieve price increases for our print products are affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people. We may incur increasing costs competing for advertising expenditures and paid circulation. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenue may decline and our financial condition and results of operations may be adversely affected.

Our radio and television broadcasting businesses compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations to our markets, the introduction of competitive local news or other programming by cable, satellite or other news providers, or the adoption of competitive formats by existing stations could result in lower ratings and have a material adverse effect on our financial condition and results of operations. Changes in ratings technology or metrics used by advertisers or other changes in advertisers’ media buying strategies also could have a material adverse effect on our financial condition and results of operations.

Further, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who have a greater national scope, can offer a greater variety of national and syndicated programming for listeners and viewers and have enhanced opportunities for advertisers to reach broader markets. On June 2, 2003, the FCC voted to relax rules that currently restrict media ownership; the modified rules, which were to have become effective on September 4, 2003, would likely result in additional industry consolidation. However, the U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003 and, in an opinion issued on June 24, 2004, remanded the case to the FCC for further proceedings. The court retained jurisdiction over the case pending its future review of the FCC’s action on remand. In an order issued on September 3, 2004, in response to a request by the FCC, the court lifted its stay insofar as it applied to the modified Local Radio Ownership rule, which has taken effect. In all other respects, the rules that were in effect prior to June 2, 2003 will remain in effect until proceedings related to the rules are resolved or the stay is lifted. On June 13, 2005, the United States Supreme Court declined to review the June 24, 2004 ruling by the Third Circuit Court of Appeals. We cannot predict the outcome of any further administrative or judicial proceedings related to the rules.

Seasonal and cyclical changes in advertising volume affect our quarterly revenue and results of operations and may cause our stock price to be volatile.

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods. Our first fiscal quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season. Our fourth fiscal quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising. Our quarterly revenue also varies based on the dynamics of the television broadcast industry. In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising dramatically increases. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliated stations experience increased viewership and revenue during Olympic broadcasts. Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices and general economic factors. These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

We may not be able to acquire radio stations, television stations, newspapers or assets related to our Internet-based growth strategy, successfully manage acquired properties, or increase our profits from these operations.

Our diversified media business has in the past expanded through acquisitions of radio and television stations and community newspapers and shoppers in selected markets. We intend to pursue continued growth through selected acquisitions, including acquisitions and investments related to our Internet-based growth strategy, if we are able to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

Our acquisition strategy includes certain risks. For example:

•	we may not be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition;

•	we may not be able to secure additional financing necessary to complete acquisitions;

•	we may encounter unforeseen expenses, difficulties, complications or delays in connection with the integration of acquired entities and the expansion of operations;

•	we may fail to achieve anticipated financial benefits from acquisitions;

•	we may encounter regulatory delays or other impediments in connection with proposed transactions;

•	our acquisition strategy may divert management’s attention from the day-to-day operation of our businesses;

•	key personnel at acquired companies may leave employment; or

•	we may be required to focus resources on integration of operations rather than more profitable areas.

In addition, we may compete for certain acquisition targets with companies having greater financial resources than us. We cannot assure you that we will be able to successfully make future acquisitions or what effects those acquisitions may have on our financial condition and results of operations.

We have in the past and may in the future “cluster” multiple radio and television stations in markets that we believe have demographic characteristics and growth potential suitable to further our business objectives. Multiple stations in the same geographic market area could make our results of operations more vulnerable to adverse local economic or demographic changes than they would otherwise be if our stations were located in geographically diverse areas.

We anticipate that we would finance potential acquisitions through cash provided by operating activities and/or borrowings, which would reduce our cash available for other purposes. We cannot assure you, however, that we would be able to obtain needed financing in the event strategic acquisition opportunities are identified. We may also consider financing acquisitions by issuing additional shares of class A common stock, which would dilute current shareholders’ ownership. Another potential source of financing for future acquisitions is to incur more debt, which would lead to increased leverage and debt service requirements. Inherent in any future acquisitions is the risk of transitioning company cultures and facilities, which could have a material adverse effect on our financial condition and results of operations, particularly during the period immediately following any acquisitions.

Our publishing business may suffer if there is a significant increase in the cost of newsprint or a reduction in the availability of newsprint.

The basic raw material for newspapers and shoppers is newsprint. Our newsprint consumption related to our publications totaled $38.5 million in 2005, which was 11.4% of our total publishing revenue. We currently purchase approximately 86% of our newsprint from two suppliers. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

Changes relating to information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Recent public concern over methods of information-gathering has led to the enactment of legislation in certain jurisdictions that restricts the collection and use of information. Our publishing business relies in part on telemarketing sales, which are affected by recent “do not call” legislation at both the federal and state levels. We also engage in email marketing in connection with our publishing and broadcasting businesses. Further legislation, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide that information to our customers or otherwise utilize telemarketing or email marketing, and could adversely affect our results of operations.

If we are unable to respond to changes in technology and evolving industry standards, our radio stations may not be able to effectively compete.

The broadcast media industry is subject to the emergence of new media technologies and evolving industry standards. Several new technologies are being developed that may compete with our radio stations, including:

•	audio programming by cable television systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	satellite digital audio radio service, with sound quality comparable to that of compact discs, which has resulted in the introduction of two satellite radio services that provide numerous niche formats;

•	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us;

•	expanded approval of low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas; and

•	enhanced capabilities of cell phones, MP3 players, and other mobile devices.

These new technologies have the potential to introduce new market competitors or change the means by which radio advertisers can most efficiently and effectively reach their target audiences. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies.

If we are unable to respond to changes in technology and evolving industry standards, our television stations may not be able to effectively compete.

New technologies could also adversely affect our television stations. Programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet and home video and entertainment systems have fractionalized television viewing audiences. Over the past decade, cable television programming services have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable television and other technological changes, including the recent entry by certain of the regional Bell operating companies into the video services delivery market, has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming. The enhanced video and audio capabilities of cell phones, MP3 players and other mobile devices also has the potential to affect television viewership.

In addition, video compression techniques now in use with direct broadcast satellites and, increasingly, by cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these technological changes will have on the television industry or the future results of our television broadcast business.

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels, our advertising revenues, financial condition and results of operations may be adversely affected.

The television viewership levels, and ultimately advertising revenue, for each station are materially dependent upon network programming, which is provided pursuant to network affiliation agreements. We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including our low-power station) are parties to affiliation agreements with ABC, three with NBC, two with FOX and one with CBS, failures of ABC, NBC, FOX or CBS network programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations. In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all. The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.

Changes in the relationship of television networks with their affiliates and other content providers and distribution channels also could affect our success. For example, networks and other content providers recently have begun to sell programming content through new distribution channels and offer viewers the ability to watch programs on-demand, rather than on an established “live” television broadcast schedule. In addition, the creation of a new “The CW” network and the termination of the existing UPN and WB networks was recently announced and could affect network relationships in certain markets.

The costs of television programming may increase, which could adversely affect our results of operations.

Television programming is a significant operating cost component in our broadcasting operations. We cannot assure you that we will not be exposed in the future to increased programming costs. Should such an increase occur, it could have an adverse effect on our results of operations. Television networks have been seeking arrangements from their affiliates to share the networks’ programming costs. We cannot predict the nature or scope of any such potential compensation arrangements or the effect, if any, on our operations. In addition, acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs and decrease station earnings.

If our key on-air talent does not remain with us or loses popularity, our advertising revenue and results of operations may be adversely affected.

We employ or independently contract with a number of on-air personalities and hosts of television and radio programs whose ratings success depends in part on audience loyalty in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we cannot assure you that all or any of these key employees will remain with us over the long term. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty could reduce ratings and may impact our ability to generate advertising revenue.

In addition, our key local management employees are extremely important to our business since we believe that our growth and future success depends on retaining local management with knowledge of the community, its audience and its advertisers. Our inability to attract or retain these skilled personnel could have a material adverse impact on our financial condition and results of operations.

Changes in the professional sports industry could result in decreased ratings for our Milwaukee radio station and adversely affect our results of operations and financial condition.

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

If cable systems do not carry our new digital channels, our revenue and results of operations may be adversely affected.

Since our television stations are highly dependent on carriage by cable systems in many of the areas they service, any rules of the FCC that ultimately impose no or limited obligations on cable systems to carry digital television signals in their local markets could result in some of our television stations or channels not being carried on cable systems, which could adversely affect our revenue and results of operations.

If we cannot renew our FCC broadcast licenses, our business will be impaired.

Our business depends upon maintaining our broadcast licenses, which are issued by the FCC. Our broadcast licenses will expire between 2006 and 2013 and are renewable. Pursuant to FCC rules, certain of our broadcast licenses that expired in 2005 remain in effect pending processing by the FCC of their timely filed renewal applications. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them only with significant qualifications, including renewals for less than a full term. We cannot assure you that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it.

The FCC may impose sanctions or penalties for violations of rules or regulations.

If we or any of our officers, directors or significant shareholders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the broadcast station only after we had exhausted all administrative and judicial review without success. In addition, the FCC has recently emphasized more vigorous enforcement of indecency standards, which could result in increased costs associated with FCC fines and implementation and adoption of more strict indecency standards at our broadcast facilities.

We could experience delays in expanding our business due to antitrust laws.

The Federal Trade Commission, the United States Department of Justice and the FCC carefully review our proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number of stations owned in a market and the effects on concentration of market revenue share. Recently, the Department of Justice has challenged a number of radio broadcasting transactions. Some of these challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Department of Justice has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive opportunity. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses.

Regulatory changes may result in increased competition in our radio and television broadcasting business.

The radio and television broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number of broadcasting properties in a market in which any person or entity may have an attributable interest. Media ownership restrictions include a variety of local limits on ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), prohibitions on ownership of a daily newspaper and broadcast station in the same market and limits of four to eight radio stations and one television station in the same market. Under rules adopted by the FCC, on June 2, 2003, a party would be permitted to own up to three television stations in the very largest markets, up to two television stations in medium markets and one television station in smaller markets. The FCC’s new rules also would relax restrictions on common ownership of broadcast stations and newspapers within the same area. The new FCC media ownership rules were to have become effective on September 4, 2003. However, the U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003, and, in an opinion issued on June 24, 2004, remanded the case to the FCC for further proceedings. The court retained jurisdiction over the case pending its future review of the FCC’s actions on remand. In an order issued on September 3, 2004, in response to a request by the FCC, the court lifted its stay insofar as it applied to the modified Local Radio Ownership rule, which has taken effect. In all other respects the rules that were in effect prior to June 2, 2003 will remain in effect until proceedings related to the rules are resolved or the stay is lifted. On June 13, 2005, the United States Supreme Court declined to review the June 24, 2004 ruling by the Third Circuit Court of Appeals. In addition, the 2004 Consolidated Appropriations Act prohibits any person or entity from having an attributable interest in broadcast television stations with an aggregate audience reach exceeding 39% of television households nationally.

The increase in the national television viewership cap gave the largest television operators the ability to acquire additional stations, which may give them a competitive advantage over us, since they have much greater financial and other resources than we have. In addition, the networks’ ability to acquire additional stations could give them “leverage” over their affiliates on issues such as compensation and program clearance, in part because of the risk that a network facing an uncooperative affiliate could acquire a station in the market and terminate its agreement with that affiliate. The relaxation of the national and local media ownership restrictions may cause us to face increasing competition with larger and more diversified entities for circulation and advertising revenue.

Risks Relating to Our Telecommunications Business

Telecommunications technology changes very rapidly, which could result in price declines or render our telecommunications technology obsolete.

We expect that new telecommunications products and technologies will emerge and that existing products and technologies, including high-speed data transmission, voice transmission over the Internet and wireless technologies, will further develop. These new products and technologies may reduce the prices for our telecommunications services and/or they may be superior to, and render obsolete, the products and services we offer and the technologies we use. As a result, our most significant competitors in the future may be new entrants to our markets that would not be burdened by an installed base of older equipment. It may be very expensive for us to upgrade our products and technology in order to continue to compete effectively. The future success of our telecommunications business depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes.

Advances in transmission equipment used with fiber optic technology have resulted in significant price declines. Recent changes in technology have continued to lower the cost of providing services. If there is a bigger drop in prices than we project, it could adversely affect our operating margins and, accordingly, our results of operations. We cannot be certain, even if our projections with respect to pricing are realized, that we will be able to implement our strategy or that our strategy will be successful in the rapidly evolving telecommunications market.

Continued overcapacity and intense competition may necessitate further price decreases or lead to service disconnections, which would have an adverse effect on our results of operations.

While many competitors in the telecommunications industry have been acquired or ceased operations within the recent past, our telecommunications business continues to compete with multiple large national carriers, regional carriers and local exchange carriers. Many of these competitors have built large fiber optic networks that remain underutilized, resulting in excess capacity that places downward pressure on the prices we and others are able to charge for our telecommunications services. Specifically, the recent business combinations of Sprint and Nextel, SBC and AT&T, now known as AT&T, and Verizon and MCI, now known as Verizon/MCI, may contribute to further changes in the competitive landscape in that we could lose existing business as the new entities consolidate traffic on owned facilities or face stiffer competition for other new business. Continued excess capacity and price competition could further decrease the prices we are able to charge our customers, which could have an adverse effect on our results of operations. In addition, due to the turmoil in the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service, which may continue in the future and could be significant. While we are not always able to determine the specific reason a customer may disconnect service, we believe this is primarily the result of financially weaker customers going out of business, along with current customers eliminating excess network capacity and thus minimizing their costs. We believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers’ “end-user” customer base, which could have an adverse effect on our results of operations.

The expenditures necessary to sufficiently develop our telecommunications network to reach customers within the local exchange network and develop our telecommunications services in order to satisfy our customers’ demands may surpass our available cash, and we may be unable to obtain additional capital to develop our services on a timely basis and on acceptable terms.

Although we have expended significant resources in building our telecommunications network and our developing telecommunications customer base, we may require significant additional cash to develop local access capacity and the range of services we can offer throughout our service area in order to remain competitive in our market. We may have to expand or adapt our telecommunications network components to respond to the following:

•	a need for new product offerings, specifically local access capacity;

•	an increasing number of customers;

•	demand for greater transmission capacity;

•	changes in our customers’ service requirements; and

•	technological advances.

These expenditures for expansion and for more services, together with associated operating expenses, may reduce our cash flow and profitability. We cannot guarantee that additional financing will be available to us or, if available, that we can obtain it on a timely basis and on acceptable terms.

Service interruptions on the network could cause immediate loss of revenue, payment of outage credits to our customers and the loss of our customers’ confidence and our business reputation.

Our success in marketing our telecommunications services to our customers requires that we provide high reliability, high bandwidth and a secure network. Our network and the infrastructure upon which it depends requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment, and are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other disruptions beyond our control that may cause interruptions in service or reduced capacity for customers. While we have built-in system redundancies to reduce these risks, a prolonged network failure could jeopardize our ability to continue operations. Our agreements with our customers typically provide for the payment of outage related credits (a predetermined reduction or offset against our lease rate when a customer’s leased facility is non-operational or otherwise does not meet certain operating parameters). In the case of a large-scale disruption of our network or the support infrastructure, these credits could be substantial and could significantly decrease our net revenue. In addition, should a significant service interruption occur, our ongoing customers may choose a different provider and our reputation may be damaged, reducing our attractiveness to new customers.

To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability and suffer from adverse publicity. We may also incur additional costs to remedy the damage caused by these disruptions or security breaches.

Our network utilization is dependent on maintaining our rights-of-way and indefeasible rights of use.

The construction and operation of significant portions of our fiber optic network depend upon rights-of-way from railroads, utilities, governmental authorities and third-party landlords, and we also have obtained indefeasible rights of use (called “IRUs”) from other telecommunications providers that are critical to our ability to operate our fiber optic network. Our rights-of-way and IRUs are generally subject to expiration at some future date. We cannot guarantee that we will be able to maintain all of our existing rights-of-way and IRUs, and the loss of a substantial number of existing rights-of-way or IRUs or our inability to renew existing agreements would have a material adverse impact on our business, financial condition and results of operations.

While IRUs are commonly used in the telecommunications industry, they remain a relatively new concept in property law. Although they give the holder a number of rights to control the relevant rights-of-way or fiber optic filaments, legal title remains with the grantor of the rights. Therefore, the legal status of IRUs remains uncertain and could result in, for example, our IRUs becoming voidable in the event of bankruptcy of the grantor. If we were to lose an IRU in a key portion of our network, our ability to service our customers could become seriously impaired, and we could be required to incur significant expense to resume the operation of our fiber optic network in the affected areas.

We need to obtain additional capacity for the network from other providers in order to serve our customers and keep our costs down.

We lease telecommunications capacity and obtain rights to use dark fiber from both long distance and local telecommunications carriers in order to extend the scope of our network. Any failure by these companies to provide service to us would adversely affect our ability to serve our customers or increase our costs of doing so. Costs of obtaining local services from other carriers comprise a significant proportion of the operating expenses of our telecommunications business.

We could be harmed by the recent adverse developments affecting other telecommunications companies.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 40.1% and 37.0% of our telecommunications revenue in 2005 and 2004, respectively. In 2005, we reached an agreement with MCI/Verizon on a contract renewal that both extended the term of its service agreement at a reduced price and provided for higher capacity circuits to replace existing circuits being disconnected. We expect the effect of this new contract to be fully implemented during the first quarter of 2006. We expect this contract change to result in a significant decrease in our telecommunications operating earnings. Though we cannot predict the impact of the MCI/Verizon combination, they remain a significant customer and we believe they will continue to be so. The loss of a significant amount of ongoing business from our largest customers would have a significant adverse effect on our results of operations. In addition, continued weakness in the telecommunications industry could have future adverse effects on us, including reducing our ability to collect receivables and to access the capital markets on favorable terms.

Federal regulation of the telecommunications industry is changing rapidly and we could become subject to unfavorable new rules and requirements which could impose substantial financial and administrative burdens on us and interfere with our ability to successfully execute our business strategies.

Regulation of the telecommunications industry is changing rapidly. Since our relationships with the telecommunications companies with whom we deal are affected by our respective positions in the federal, state and local regulatory scheme, existing and future federal, state, and local governmental regulations will influence our viability. Consequently, undesirable regulatory changes could adversely affect our business, financial condition and results of operations. For example, the FCC in 2005 adopted new procedures and rules providing the ILECs greater flexibility with respect to the availability and pricing of ILEC services and facilities. Several of these changes may adversely affect our results of operations. The FCC may also increase regulation over our Internet access services and IP-based services, and subject our business to increased assessments to support universal service or other similar programs and funds.

The role of the states in regulation of companies providing telecommunications services is increasing, although the rules continue to vary substantially from state to state, and we may become increasingly subject to burdensome and restrictive state regulations.

Heightened legislative activity, state public utility commission involvement and judicial appeals are anticipated, requiring continued vigilance and the commitment of resources. Depending on factors unique to the local marketplace, the rules can and will vary substantially from state to state. Moreover, if we expand our fiber optic network into a broader geographic area, we may be subject to additional state regulations. The costs of maintaining compliance with and abiding by state regulatory obligations could have a material adverse effect on our results of operations.

Municipal regulation of our access to public rights-of-way is subject to change and could impose administrative burdens that would adversely affect our business.

Local governments affect the timing and costs associated with our use of public rights-of-way because they typically retain the ability to license public rights-of-way, subject to the federal requirement that local governments may not prohibit the provision of telecommunications services. Change in local government regulation could impose additional costs on our business and limit our operations.

Risks Relating to Our Printing Services Business and Other Segment

Postal rate increases and disruptions in postal services could lead to reduced volumes of business.

Our printing services business, as well as our direct marketing business, have been negatively impacted from time to time during the past years by postal rate increases. In January 2006, first class rates and standard class rates were increased. Rate increases may result in customers mailing fewer and lighter pieces. Additionally, the amount of mailings could be reduced in response to disruptions in and concerns over the security of the U.S. mail system. These sorts of responses by customers could negatively impact us by decreasing the amount of printing and direct marketing services or other services that our customers purchase from us, which could result in decreased revenue.

Revenue from our direct marketing business may decline if our data products do not maintain technological competitiveness.

Our direct marketing service business is affected by the complexity and uncertainty of new technologies. If we are not able to maintain technological competitiveness in our data products, processing functionality or software systems and services, we may not be able to provide effective or efficient service to our customers, and our revenue may decline.

Other Business Risks

We depend on key personnel, and we may not be able to operate and grow our business effectively if we lose the services of any of our senior executive officers or are unable to attract qualified personnel in the future.

We are dependent upon the efforts of our senior executive officers. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Chairman and Chief Executive Officer, and these individuals may not continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our executive officers or key personnel. The loss of any senior executive officer could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Our inability to find a replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are 11 bargaining units representing approximately 830 (or approximately 15%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Eight of these agreements will expire within the next two years. A majority of the employees covered by a collective bargaining agreement work at the daily newspaper. We cannot assure you as to the results of negotiations of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our businesses, or the possible impact of future collective bargaining agreements on our financial condition and results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good condition, and suitable for present operations. There are no material encumbrances on any of our owned properties or equipment. The following are the principal properties operated by us and our subsidiaries and the approximate square footage, as of December 25, 2005:

	Owned	Leased
Publishing
Printing plants, newsrooms, offices, warehouses and a garage located in:
Milwaukee, WI (1)	597,000	33,000
West Milwaukee, WI (2)	479,000	—
Cedarburg, WI	17,000	—
Waukesha, WI	—	23,000
Wauwatosa, WI	18,000	—
Sturtevant, WI	—	10,000
New Berlin, WI (3)	14,000	21,000
Madison, WI	—	8,000
Menomonee Falls, WI	12,000	—
Waupaca, WI	58,000	—
Hartland, WI	58,000	—
Mukwonago, WI	—	7,000
Elkhorn, WI	—	5,000
Waterford, WI	—	5,000
Oconomowoc, WI	—	8,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	7,000	—
Fond du Lac, Sheboygan, Beaver Dam, Johnson Creek, Germantown, Muskego, Port Washington, Whitewater, Jefferson, Marshfield, Menasha, Merrill, Oshkosh, Ripon, Seymour, Stevens Point, Menomonee Falls, Wausau, Antigo and Wisconsin Rapids, WI	8,000	62,000
Shelton, CT	—	7,000
Trumbull, CT	57,000	—
Venice, Orange Park, Sarasota and Ponte Vedra, FL	—	11,000
Baton Rouge and Kenner, LA	—	34,000
New Orleans, LA	—	53,000
Dalton and Lee, MA	—	3,000
Carroll, OH	37,000	—
Cambridge, Chillicothe, Circleville, Coshocton, Logan, New Lexington, Newark, and Zanesville, OH	7,000	13,000
Bennington and Manchester Village, VT	—	13,000
Pound Ridge, NY	—	1,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	109,000	—
Green Bay, WI	22,000	2,000
Las Vegas, NV	22,000	—
Lansing, MI	2,000	13,000
Palm Springs, CA	19,000	1,000

	Owned	Leased
Broadcasting, continued
Omaha, NE	62,000	—
Tucson, AZ	29,000	9,000
Knoxville, TN(4)	26,000	—
Boise, ID	49,000	13,000
Wichita, KS(5)	23,000	6,000
Springfield, MO	2,000	9,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	25,000	—
Mount Bigelow, AZ	2,000	—

Telecommunications
Offices and satellite antennae located in:
Brookfield, WI(3)	—	75,000
Green Bay, WI	—	3,000
Madison, WI	—	2,000
Afton, WI	4,000	—
Skokie, IL	—	6,000
Chicago, IL	—	6,000
Buffalo Grove, IL	—	1,000
Grand Rapids, MI	—	14,000
Lansing, MI	—	2,000
Plymouth, MI	—	2,000
Indianapolis, IN	—	2,000
St. Paul, MN	—	3,000

Printing services
Offices, printing plants and warehouses located in:
St. Joseph, MI(3)	—	218,000
San Jose, CA(6)	—	368,000

Direct marketing services
Offices, plants and warehouses located in:
St. Paul, MN(3)	—	87,000
Clearwater, FL	—	56,000
Milwaukee, WI	—	23,000

Discontinued operations
Printing plant located in:
Green Bay, WI(7)	40,000

(1)	Includes our corporate headquarters and the Milwaukee Journal Sentinel’s business and editorial offices.
(2)	Production facility housing printing, packaging, inserting, recycling, distribution, and transportation operations of the Milwaukee Journal Sentinel.
(3)	Includes our business operations’ headquarters.
(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2012 and 9,000 square feet not in use.
(5)	Includes 4,700 square feet not in use.
(6)	Property is sublet to third parties pursuant to subleases that expire in February 2006.
(7)	Property to be sold to Multi-Color Corporation, in connection with the sale of the assets of NorthStar Print Group, Inc., upon the achievement of certain environmental standards. The property is currently being leased to Multi-Color.

ITEM 3.	LEGAL PROCEEDINGS

See Note 9 in our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 21, 2006.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	55
Douglas G. Kiel	President	57
Paul M. Bonaiuto	Executive Vice President and Chief Financial Officer	55
Mary Hill Leahy	Senior Vice President, General Counsel and Chief Compliance Officer	51
Anne M. Bauer	Vice President and Controller	41
Elizabeth Brenner	Vice President	51
James J. Ditter	Vice President	44
Robert M. Dye	Vice President of Employee Investor Relations	58
Carl D. Gardner	Vice President	49
Daniel L. Harmsen	Vice President of Human Resources	50
Mark J. Keefe	Vice President	46
Kenneth J. Kozminski	Vice President	40
Paul E. Kritzer	Vice President, Secretary and General Counsel-Media	63
Scott H. McElhaney	Vice President	49
James P. Prather	Vice President	48
Karen O. Trickle	Vice President and Treasurer	49

Steven J. Smith is Chairman of the Board and Chief Executive Officer. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998. Mr. Smith was President from September 1992 to December 1998. Mr. Smith has been a director since May 2003. Mr. Smith was a director of our predecessor company since 1987.

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

Mary Hill Leahy is Senior Vice President, General Counsel and Chief Compliance Officer. She was elected Senior Vice President and General Counsel in May 2003 and Chief Compliance Officer in April 2005. Prior thereto, she served as Vice President and General Counsel-Business Services since July 2001. Ms. Leahy was General Counsel Americas, GE Medical Systems, a developer and manufacturer of medical diagnostic equipment, from January 1999 to July 2001.

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

Carl D. Gardner is a Vice President. Mr. Gardner was elected Vice President in June 1999. In addition, Mr. Gardner has been the Executive Vice President, Television and Radio Operations of Journal Broadcast Group since April 2005. He was President-Radio, Journal Broadcast Group from December 1998 to April 2005.

Daniel L. Harmsen is Vice President of Human Resources. Mr. Harmsen was elected Vice President of Human Resources in March 1996.

Mark J. Keefe is a Vice President. Mr. Keefe was elected Vice President in March 1996. Mr. Keefe has also been President of PrimeNet since October 1995.

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

James P. Prather is a Vice President. Mr. Prather was elected Vice President in March 1999. In addition, Mr. Prather has been Executive Vice President, Television and Radio Operations of Journal Broadcast Group since April 2005 and President of News and Vice President and General Manager of KTNV-TV since August 2003. He was Senior Vice President and President of News, Journal Broadcast Group from August 2003 to April 2005. Mr. Prather was President-Television, Journal Broadcast Group from December 1998 to August 2003 and General Manager of WTMJ-TV from 1995 to August 2003.

Karen O. Trickle is Vice President and Treasurer. Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999.

There are no family relationships between any of the executive officers. All of the officers are elected annually at the first meeting of the board of directors held after each Annual Meeting of Shareholders and hold office until their successors are elected and qualified. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 170 million shares of class A common stock; 120 million shares of class B common stock; 10 million shares of class C common stock; and 10 million shares of preferred stock.

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

Class B shares are primarily held by our current and former employees and are entitled to ten votes per share. Each class B share is convertible into one class A share at any time, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our articles of incorporation. As of February 21, 2006, there were 8,676,705 class B shares held by our subsidiary, The Journal Company. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our amended and restated articles of incorporation.

Class A shares have been listed for trading on the New York Stock Exchange under the symbol “JRN” since September 24, 2003. Class A shareholders are entitled to one vote per share. In February 2005, we announced a stock repurchase program of up to 5 million shares of our class A common stock over a term to expire in August 2006. Repurchases, by fiscal period, for 2005 were as follows:

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Shares That May Yet be Repurchased
Period 1 (4 weeks ended Jan. 23, 2005)	—	$—	—	5,000,000
Period 2 (4 weeks ended Feb. 20, 2005)	—	—	—	5,000,000
Period 3 (5 weeks ended March 27, 2005)	114,200	16.70	114,200	4,885,800
Period 4 (4 weeks ended April 24, 2005)	219,400	16.81	333,600	4,666,400
Period 5 (4 weeks ended May 22, 2005)	544,800	16.37	878,400	4,121,600
Period 6 (5 weeks ended June 26, 2005)	605,464	16.65	1,483,864	3,516,136
Period 7 (4 weeks ended July 24, 2005)	305,231	16.67	1,789,095	3,210,905
Period 8 (4 weeks ended Aug. 21, 2005)	—	—	1,789,095	3,210,905
Period 9 (5 weeks ended Sept. 25, 2005)	372,200	15.58	2,161,295	2,838,705
Period 10 (4 weeks ended Oct. 23, 2005)	514,400	14.29	2,675,695	2,324,305
Period 11 (4 weeks ended Nov. 20, 2005)	182,400	13.96	2,858,095	2,141,905
Period 12 (5 weeks ended Dec. 25, 2005)	576,900	13.76	3,434,995	1,565,005

As of February 21, 2006, there were 2,439 record holders of class B common stock, 163 record holders of class A common stock and four record holders of class C common stock. We have no outstanding shares of preferred stock.

The high and low sales prices of our class A common shares for the four quarters of 2005 and 2004 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2005 and 2004 were as follows:

	2005			2004
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$18.22	$15.96	$0.065	$20.35	$17.11	$0.065
Second Quarter	17.14	15.05	0.065	20.20	17.29	0.065
Third Quarter	16.89	14.41	0.065	18.99	15.71	0.065
Fourth Quarter	15.00	13.02	0.065	18.15	15.48	0.065

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs and contractual restrictions. Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than approximately $0.57 per year. Our board of directors currently anticipates declaring annual dividends of $0.26 per class B and class A share and approximately $0.57 per class C share. Of the anticipated annual dividends, the board of directors has already declared the first quarter 2006 dividend of 6.5¢ per class B and class A share and approximately 14¢ per class C share.

The terms of our credit facility provide that we cannot make distributions or dividends (other than distributions or dividends payable solely in stock) if an event of default under our credit facility then exists or would result therefrom.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The selected financial data for the years ended December 31, 2003, December 26, 2004 and December 25, 2005 and as of December 26, 2004 and December 25, 2005 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2001 and 2002 and as of December 31, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. NorthStar Print Group, Inc., FOX Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in all years presented.

	2005(2)	2004(3)	2003	2002	2001
	(dollars and shares in thousands, except per share amounts)
Statement of Earnings Data
Revenue(1)	$764,461	$773,372	$752,245	$756,075	$765,739
Operating costs and expenses(1)	659,301	649,029	642,799	645,426	682,159

Operating earnings	105,160	124,343	109,446	110,649	83,580
Total other income and expense	(3,642)	(1,945)	(1,467)	339	1,238

Earnings from continuing operations before income taxes and accounting change	101,518	122,398	107,979	110,988	84,818
Provision for income taxes	40,369	49,066	43,611	48,089	35,658

Earnings from continuing operations before accounting change	61,149	73,332	64,368	62,899	49,160
Gain (loss) from discontinued operations, net of taxes(5)	5,094	5,148	2,425	1,530	(1,403)
Cumulative effect of accounting change, net of taxes(4)(5)	—	—	—	(6,509)	—

Net earnings(5)	$66,243	$78,480	$66,793	$57,920	$47,757

Basic weighted average shares outstanding	70,945	72,931	78,645	79,291	84,252

Basic Earnings Per Share Amounts(6)
Continuing operations before accounting change	$0.84	$0.98	$0.81	$0.79	$0.59
Discontinued operations	0.07	0.07	0.03	0.02	(0.02)
Cumulative effect of accounting change	—	—	—	(0.08)	—

Net earnings(5)	$0.91	$1.05	$0.84	$0.73	$0.57

Diluted weighted average shares outstanding	75,415	77,387	83,097	79,291	84,252

Diluted Earnings Per Share Amounts(6)
Continuing operations before accounting change	$0.81	$0.95	$0.77	$0.79	$0.59
Discontinued operations	0.07	0.06	0.03	0.02	(0.02)
Cumulative effect of accounting change	—	—	—	(0.08)	—

Net earnings(5)	$0.88	$1.01	$0.80	$0.73	$0.57

Cash dividends
Common	$—	$—	$0.500	$0.40	$0.45
Class C	$0.57	$0.57	$0.142	$—	$—
Class B	$0.26	$0.26	$0.065	$—	$—
Class A	$0.26	$0.26	$0.065	$—	$—

	2005(2)	2004(3)	2003	2002	2001
	(dollars in thousands)
Segment Data
Revenue:(1)
Publishing	$339,002	$338,896	$328,303	$322,364	$333,214
Broadcasting	168,316	172,073	150,744	152,749	134,801
Telecommunications	141,087	144,020	149,538	148,674	151,992
Printing services	72,463	76,308	85,958	97,841	114,612
Other	43,593	42,075	37,702	34,447	31,120

Total revenue	$764,461	$773,372	$752,245	$756,075	$765,739

Operating earnings (loss):
Publishing	$41,677	$43,708	$33,199	$30,315	$24,898
Broadcasting	35,094	44,404	29,879	33,384	15,453
Telecommunications	23,959	34,691	38,858	40,956	48,007
Printing services	2,324	(367)	3,760	2,131	(756)
Other	2,106	1,907	3,750	3,863	(4,022)

Total operating earnings	$105,160	$124,343	$109,446	$110,649	$83,580

Other Financial Data
Depreciation(5)	$42,803	$43,570	$44,595	$42,902	$38,855
Amortization(5)	$1,363	$1,396	$2,241	$1,909	$10,736
EBITDA(5)	$149,326	$169,309	$156,282	$155,460	$133,171
Capital expenditures	$34,304	$28,871	$38,868	$52,425	$89,558
Cash dividends	$20,289	$20,792	$44,080	$31,597	$37,866
Cash Flow Data
Net cash provided by (used for):
Operating activities	$106,430	$133,966	$128,523	$82,185	$118,036
Investing activities	$(236,755)	$(69,269)	$(40,216)	$(50,924)	$(107,253)
Financing activities	$130,815	$(66,763)	$(88,321)	$(31,714)	$(11,918)
Balance Sheet Data
Property and equipment, net	$316,911	$297,405	$306,693	$315,237	$310,188
Intangible assets, net	$492,837	$291,085	$251,369	$247,243	$258,984
Total assets	$984,666	$774,519	$747,175	$744,967	$730,778
Total debt	$274,545	$70,310	$84,000	$90,775	$4,420
Shareholders’ equity	$484,068	$489,495	$463,750	$476,544	$532,880

(1)	Beginning in 2005, we are reporting circulation on a retail (gross), rather than a wholesale (net), basis. Certain newspaper delivery costs, which were previously recorded as contra-revenue, were reclassified to increase operating costs with a corresponding increase in circulation revenue. Accordingly, all periods presented reflect this reclassification.

(2)	Includes Fort Myers, Florida television station WFTX-TV and Tucson, Arizona television station KGUN-TV, and a local marketing agreement for Omaha, Nebraska television station, KMTV-TV, from December 5, 2005.

(3)	Includes Green Bay, Wisconsin television station WGBA-TV and a local marketing agreement between WGBA-TV and WACY-TV from October 6, 2004.

(4)

Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and broadcast licenses are no longer amortized but are reviewed for impairment and written down and charged to net earnings when their carrying amounts exceed their estimated fair values. In connection with the adoption of Statement No. 142, we recorded a transitional goodwill and broadcast license impairment charge of $6.5 million, which is reported as a cumulative effect of accounting change.

(5)	We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, cumulative effect of accounting change, net, provision for income taxes, total other income and expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA:

	2005(2)	2004(3)	2003	2002	2001
	(dollars in thousands)
Net earnings	$66,243	$78,480	$66,793	$57,920	$47,757
(Gain) loss from discontinued operations, net	(5,094)	(5,148)	(2,425)	(1,530)	1,403
Cumulative effect of accounting change, net	—	—	—	6,509	—
Provision for income taxes	40,369	49,066	43,611	48,089	35,658
Total other (income) and expense	3,642	1,945	1,467	(339)	(1,238)
Depreciation	42,803	43,570	44,595	42,902	38,855
Amortization	1,363	1,396	2,241	1,909	10,736

EBITDA	$149,326	$169,309	$156,282	$155,460	$133,171

(6)	Gives effect to the three-for-one share exchange ratio related to our new capital structure as of September 29, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 25, 2005, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and about 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,150 route miles in seven states. Our printing services segment reflects the operations of our printing and kit assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The year 2005 was a year in which we did not achieve our financial plan. We had expected a challenging year in 2005 without the $16.5 million in political and issue and Olympics television advertising we sold in 2004. We had also anticipated a reduction in our telecommunications wholesale revenue as our customers clarified their needs in the services we provide, reduced their spending and negotiated new market rate contracts with us. Our challenge was heightened as the NBC television network ratings fell, negatively affecting three of our stations. Hurricane Katrina and the printing facility shutdown in New Orleans disrupted ongoing margin improvement at our community newspapers and shoppers business. Advertising revenue softened, especially in the automotive category, during the second half of the year, and the enterprise business at Norlight faced a very competitive environment.

We continue to see growth at Journal Interactive where revenues increased 43% to over $7.0 million in 2005. In December, we added three television stations to our broadcasting business. We have had a strong start at the new stations, where a managed integration effort has helped us achieve early results that were beyond our expectations. At our radio operations, we saw improvement in earnings and margin for the fifth consecutive year. And at our printing services business, we made progress toward our transition back to our core printing business while improving operating results.

Acquisitions

On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska and have begun programming KMTV-TV under a local marketing agreement. The total purchase price for the three stations will be $235.0 million subject to certain adjustments. We paid $228.8 million, including $3.8 million for expenses associated with the transaction, in 2005.

On December 3, 2004, we acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system and carrier services solutions, in Grand Rapids, Michigan. The cash purchase price was $1.1 million.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The cash purchase price for these stations was $43.2 million.

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

Results of Operations

2005 compared to 2004

Consolidated

Our consolidated operating revenue from continuing operations in 2005 was $764.5 million, a decrease of $8.9 million, or 1.2%, compared to $773.4 million in 2004. Our consolidated operating costs and expenses from continuing operations in 2005 were $438.1 million, an increase of $8.8 million, or 2.1%, compared to $429.3 million in 2004. Our consolidated selling and administrative expenses from continuing operations in 2005 were $221.2 million, an increase of $1.4 million, or 0.7%, compared to $219.8 million in 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$339.0	44.3%	$338.9	43.8%
Broadcasting	168.3	22.0	172.1	22.3
Telecommunications	141.1	18.5	144.0	18.6
Printing services	72.5	9.5	76.3	9.9
Other	43.6	5.7	42.1	5.4

Total revenue	764.5	100.0	773.4	100.0
Total operating costs and expenses	438.1	57.3	429.3	55.5
Selling and administrative expenses	221.2	28.9	219.8	28.4

Total operating costs and expenses and selling and administrative expenses	659.3	86.2	649.1	83.9

Total operating earnings	$105.2	13.8%	$124.3	16.1%

The decrease in total revenue from continuing operations was due to a decrease in political and issue and Olympics advertising revenue and the reduction in ratings of NBC at our television stations, a decrease in revenue from several computer-related customers in our printing services business, a decrease in other and retail revenue at our community newspapers and shoppers due to the impact from Hurricane Katrina and the closure of our Dixie Web printing facility in New Orleans, and a decrease in wholesale revenue at our telecommunications business due to service disconnections and repricings. These decreases were partially offset by increases in revenue from our 2005 and 2004 television acquisitions, classified advertising revenue at our publishing businesses, local advertising revenue at our radio stations, other revenue at our daily newspaper and postage amounts billed to customers at our direct marketing business.

The increase in total operating costs and expenses from continuing operations is due to the addition of the Green Bay, Wisconsin, Omaha, Nebraska, Tucson, Arizona and Naples/Fort Myers, Florida television operations and our 2004 acquired telecommunications business, an increase in newsprint and other paper expense at our publishing businesses, an increase in postage and freight expense associated with mailing services revenue at our direct marketing business, and higher operating costs associated with a higher mix of lower margin enterprise services revenue at our telecommunications business. These increases were partially offset by decreases in operating costs and expenses at our printing services business due to improved production efficiencies and in syndicated and network programming costs at our television stations.

The increase in selling and administrative expenses from continuing operations is primarily due to the addition of the Green Bay, Wisconsin, Omaha, Nebraska, Tucson, Arizona and Naples/Fort Myers, Florida television operations, Hurricane Katrina and printing facility closure costs at our community newspapers and shoppers business. These increases were partially offset by cost saving initiatives at our printing services business, a decrease in payroll-related termination benefits and incentive compensation expense at our daily newspaper, decrease in incentive compensation and bonuses, decrease in overall cost reduction initiatives at our publishing businesses, and reductions in a reserve for bad debts at our television operations.

Our consolidated operating earnings from continuing operations in 2005 were $105.2 million, a decrease of $19.1 million, or 15.4%, compared to $124.3 million in 2004. The following table presents our operating earnings by segment for 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$41.7	39.6%	$43.7	35.2%
Broadcasting	35.1	33.4	44.4	35.7
Telecommunications	24.0	22.8	34.7	27.9
Printing services	2.3	2.2	(0.4)	(0.3)
Other	2.1	2.0	1.9	1.5

Total operating earnings	$105.2	100.0%	$124.3	100.0%

The decrease in total operating earnings from continuing operations was primarily due to the decrease in political and issue and Olympic advertising revenue and the reduction in ratings of NBC at our television stations, the decrease in wholesale services revenue and decreased margins associated with the higher mix of lower margin enterprise services revenue at our telecommunications business, costs related to the impact of Hurricane Katrina and printing facility closure costs at our community newspapers and shoppers. These decreases were partially offset by improved production efficiencies at our printing services business, an increase in revenue at our radio stations and a gain on the sale of radio station KHLP-AM in Omaha.

Our consolidated EBITDA in 2005 was $149.3 million, a decrease of $20.0 million, or 11.8%, compared to $169.3 million in 2004. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$66.2	$78.5
Gain from discontinued operations, net	(5.1)	(5.2)
Provision for income taxes	40.4	49.0
Total other expense, net	3.6	1.9
Depreciation	42.8	43.6
Amortization	1.4	1.4

EBITDA	$149.3	$169.3

The decrease in EBITDA is consistent with decreases in operating earnings in our telecommunications, broadcasting and publishing segments, partially offset by an increase in operating earnings at our printing services and other segments.

Publishing

Revenue from publishing in 2005 was $339.0 million, an increase of $0.1 million, compared to $338.9 million in 2004. Operating earnings from publishing were $41.7 million, a decrease of $2.0 million, or 4.6%, compared to $43.7 million in 2004.

The following table presents our publishing revenue and operating earnings for 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Revenue	$242.0	$97.0	$339.0	$240.3	$98.6	$338.9	—

Operating earnings	$39.5	$2.2	$41.7	$38.4	$5.3	$43.7	(4.6)

The daily newspaper has revised circulation revenue numbers for 2005 and 2004, reflecting a change in the way we are reporting carrier compensation. We are now recording circulation revenue on a retail (gross), rather than a wholesale (net), basis—as do many newspapers. The impact is an increase in revenue offset by a like amount in increased operating expense. This reclassification has no impact on earnings. In 2005 and 2004, the impact to circulation revenue was $11.1 million and $11.2 million, respectively.

The table below also reflects a reclassification of revenue categories for the daily newspaper. Previously, the “Other Advertising Revenue” category had included such items as Online, Shared Mail, Event Marketing, Solo Mail. These items are being reported in the traditional categories of Classified, Retail and National, with the exception of Solo Mail, which is now reflected in the new classification, “Direct Marketing.” The advertising classification previously labeled “General” is now called “National.” Further, any advertising that runs in the classified section of our daily newspaper’s various products—including Online, mke and specialty publications—is now included in the pertinent classified verticals of Employment, Auto, Real Estate and Other. We believe these changes provide a better understanding of our business and are similar to how other publishers report their revenue.

The following table, which reflects these changes, presents our publishing revenue by category for 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$93.8	$54.8	$148.6	$93.6	$55.5	$149.1	(0.4)
Classified	70.0	9.8	79.8	67.3	9.1	76.4	4.5
National	10.2	—	10.2	11.5	—	11.5	(11.6)
Direct Marketing	7.6	—	7.6	7.9	—	7.9	(3.9)
Other	—	1.8	1.8	—	1.9	1.9	(6.0)

Total advertising revenue	181.6	66.4	248.0	180.3	66.5	246.8	0.5
Circulation revenue	52.9	2.9	55.8	54.4	2.9	57.3	(2.5)
Other revenue	7.5	27.7	35.2	5.6	29.2	34.8	1.1

Total revenue	$242.0	$97.0	$339.0	$240.3	$98.6	$338.9	—

Advertising revenue in 2005 accounted for 73.2% of total publishing revenue compared to 72.9% in 2004.

Retail advertising revenue in 2005 was $148.6 million, a decrease of $0.5 million, or 0.4%, compared to $149.1 million in 2004. A $0.7 million decrease in community newspapers and shoppers retail advertising was partially offset by the $0.2 million increase in daily newspaper retail advertising. The $0.2 million increase at the daily newspaper was primarily due to increases in retail preprints, advertising in our weekly tabloid-style publication, mke, shared mail and JSOnline, partially offset by a decrease in retail ROP advertising. The decrease in retail ROP advertising is attributed to decreases in automotive, telecommunications, and department and furniture stores, partially offset by increases in health services and insurance and financial services. The $0.7 million decrease at our community newspapers and shoppers was primarily due to the reduction in business at our Louisiana publications from the impact of Hurricane Katrina.

Classified advertising revenue in 2005 was $79.8 million, an increase of $3.4 million, or 4.5%, compared to $76.4 million in 2004. Increases in employment advertising of $2.7 million, real estate advertising of $1.6 million and other advertising of $0.4 million at our daily newspaper, and an increase in other advertising $0.7 million at our community newspapers and shoppers were partially offset by a decrease in automotive classified advertising at our daily newspaper of $2.0 million. Employment advertising, which accounted for 39.9% of classified advertising at the daily newspaper in 2005, increased 10.7% compared to 2004. We believe the increase in employment advertising is due to job growth in the Milwaukee, Wisconsin area. The decrease in automotive classified advertising combined with the decrease in retail advertising was $3.3 million or 13.3%. This decrease is consistent with the national trend.

National advertising revenue in 2005 was $10.2 million, a decrease of $1.3 million, or 11.6%, compared to $11.5 million in 2004. The decrease was due to reductions in telecommunications, movies, finance/insurance and transportation advertising, partially offset by an increase in preprints from national advertisers.

The following table presents our daily newspaper’s core newspaper advertising linage by category for 2005 and 2004:

	2005	2004	Percent Change
Advertising linage (inches):
Full run
Retail	687,132	724,220	(5.1)
Classified	773,032	845,014	(8.5)
National	45,074	54,213	(16.9)

Total full run	1,505,238	1,623,447	(7.3)
Part run	167,047	172,125	(3.0)

Total advertising linage	1,672,285	1,795,572	(6.9)

Preprint pieces (in thousands)	895,598	800,700	11.9

Total advertising linage in 2005 decreased 6.9% compared to 2004. Full run advertising linage in 2005 decreased 7.3% compared to 2004 due to a reduction in all advertising linage categories. Retail ROP advertising linage decreased in the automotive, communication and department store categories. In many of these categories, there was also a shift to preprint advertising. The decrease in classified advertising linage is due to a decrease in automotive advertising, partially offset by an increase in employment and real estate advertising. The decrease in national advertising linage is consistent with the decreases in national ROP advertising revenue. Part run advertising linage decreased in 2005 due to an decrease in automotive zoned classified and overall reductions in the zoned product. Preprint advertising pieces increased 11.9% due to the continued switch of advertising from ROP to preprints and preprint pieces used in our shared mail products.

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers business for 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	91,659	100,156	(8.5)
Shoppers and specialty products	107,847	108,979	(1.0)

Total full pages of advertising	199,506	209,135	(4.6)

Revenue per page	$296.41	$282.96	4.8

Total full pages of advertising for our community newspapers and shoppers business in 2005 decreased 4.6% compared to 2004. The decrease was due to the reduction in advertising in our Louisiana publications due to the impact of Hurricane Katrina and reformatting certain papers to more efficiently use the amount of available space on each page. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 4.8% primarily due to the decrease in total full pages of advertising while increasing advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $7.6 million in 2005, a decrease of $0.3 million, or 3.9%, compared to $7.9 million in 2004. The decrease was due to a decrease in our solo mail initiatives. Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, in 2005 was $1.8 million, a decrease of $0.1 million, or 6.0%, compared to $1.9 million in 2004.

Circulation revenue in 2005 accounted for 16.5% of total publishing revenue compared to 16.9% in 2004. Circulation revenue in 2005 was $55.8 million, a decrease of $1.5 million, or 2.5%, compared to $57.3 million in 2004. The decrease is primarily due to lower daily and Sunday average net paid circulation. Revenue and average paid circulation was essentially flat at our community newspapers and shoppers.

The Audit Bureau of Circulations (ABC) has issued revised audit reports for the 12-month periods ended March 31, 2003 and 2004 to reflect adjustments to the daily newspaper’s average net paid circulation primarily related to third-party sponsored distributions, newspapers sold at events together with premium items, and a distributor incentive program.

The revised audit reports for the 12-month periods ended March 31, 2003 and 2004 reflect an average net paid circulation for the Sunday edition of 423,019 and 422,069, respectively, or a decline of approximately 2.6% and 2.8%, respectively, from the previously reported numbers. The average net paid circulation for the daily edition for the 12-month periods ended March 31, 2003 and 2004 declined by 0.6% and 0.8%, respectively, from the previously reported numbers (or to 245,864 and 240,106, respectively).

ABC is finalizing its regularly scheduled audit of the 12-month period ended March 31, 2005.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.3% of total publishing revenue in 2005 compared to 10.2% in 2004. Other revenue in 2005 was $35.2 million, an increase of $0.4 million, or 1.1%, compared to $34.8 million in 2004. The increase was due to a $2.0 million increase in printing revenue, distribution revenue and commercial printing revenue at the daily newspaper, partially offset by a $1.5 million decrease at our community newspapers and shoppers primarily due to the closure of our New Orleans printing facility.

Publishing operating earnings in 2005 were $41.7 million, a decrease of $2.0 million, or 4.6%, compared to $43.7 million in 2004. The decrease was primarily due to $3.7 million in costs related to the impact of Hurricane

Katrina and printing facility closure costs at the community newspapers and shoppers and a $1.3 million increase in the cost of paper at our publishing companies. These operating earnings decreases were partially offset by $0.9 million in savings from cost reduction initiatives at our community newspapers and shoppers and a $1.3 million reduction in payroll-related termination benefits and incentive compensation expense at our daily newspaper. Total newsprint and paper cost in 2005 was $44.3 million, an increase of $1.2 million, or 2.9%, compared to $43.1 million in 2004. Average newsprint pricing per metric ton was up 14.6% and consumption of newsprint tonnage was down by 10.3%. In the second quarter 2005, the daily newspaper switched to lighter basis-weight newsprint.

Broadcasting

Revenue from broadcasting in 2005 was $168.3 million, a decrease of $3.8 million, or 2.2%, compared to $172.1 million in 2004. Operating earnings from broadcasting in 2005 were $35.1 million, a decrease of $9.3 million, or 21.0%, compared to $44.4 million in 2004.

The following table presents our broadcasting revenue and operating earnings for 2005 and 2004:

	2005			2004			Percent Change
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Revenue	$84.3	$84.0	$168.3	$82.3	$89.8	$172.1	(2.2)

Operating earnings	$22.9	$12.2	$35.1	$19.8	$24.6	$44.4	(21.0)

Revenue from our radio stations in 2005 was $84.3 million, an increase of $2.0 million, or 2.5%, compared to $82.3 million in 2004. The increase was primarily attributed to a $2.6 million increase in local advertising revenue and a $0.4 million increase in other revenue, partially offset by a $1.0 million decrease in political and issue advertising.

Operating earnings from our radio stations in 2005 were $22.9 million, an increase of $3.1 million, or 15.7%, compared to $19.8 million in 2004. The increase was primarily attributed to the increase in revenue and decreases in promotion and amortization expense, partially offset by increases in technology and programming expenses and increased sales commissions.

Revenue from our television stations in 2005 was $84.0 million, a decrease of $5.8 million, or 6.5%, compared to $89.8 million in 2004. The decrease was primarily attributed to a $12.0 million decrease in political and issue advertising revenue, a $2.5 million decrease in Olympics advertising revenue and a $0.8 million decrease in other revenue, partially offset by a $5.8 million increase in local advertising and a $3.7 million increase in national advertising revenue. Revenue from our 2005 and 2004 television station acquisitions was $12.0 million in 2005 and $2.7 million in 2004.

Operating earnings from our television stations in 2005 were $12.2 million, a decrease of $12.4 million, or 50.5%, compared to $24.6 million in 2004. The ratings decline at NBC, coupled with lower advertising demand compared to last year, adversely affected our average unit rates for advertising and the lack of political and issue advertising demand negatively impacted our results. Overall, operating expenses in our television stations have decreased, excluding the operating expenses from our recent acquisitions. Decreases in syndicated and network programming expense, incentive compensation and bonuses and a reduction in a reserve for bad debts were partially offset by increases in news and certain payroll and training expenses.

On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida, and ABC-affiliate, KGUN-TV, in Tucson, Arizona. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, and have begun programming KMTV-TV under a local marketing agreement. This acquisition contributed $2.9 million in revenue and $0.8 million in operating earnings in 2005.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. This acquisition contributed $9.0 million and $2.8 million in revenue and a $0.1 million operating loss and $0.7 million in operating earnings in 2005 and 2004, respectively.

Telecommunications

Revenue from telecommunications in 2005 was $141.1 million, a decrease of $2.9 million, or 2.0%, compared to $144.0 million in 2004. Operating earnings from telecommunications in 2005 were $24.0 million, a decrease of $10.7 million, or 30.9%, compared to $34.7 million in 2004.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in 2005 was $76.7 million, a decrease of $5.5 million, or 6.7%, compared to $82.2 million in 2004. The decrease was primarily due to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale services at the end of 2005 was $5.8 million compared to $6.4 million at the beginning of 2005 and $7.0 million at the beginning of 2004. During 2005, new circuit connections of $1.1 million in monthly recurring revenue were more than offset by service disconnections and repricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 40.1% and 37.0% of our telecommunications revenue in 2005 and 2004, respectively. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provision for higher capacity circuits to replace specific existing circuits being disconnected. We expect the effects of the new contract to be fully implemented by the end of the first quarter of 2006.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in 2005 was $64.4 million, an increase of $2.6 million, or 4.2%, compared to $61.8 million in 2004. The increase was primarily attributed to our newly acquired infrastructure business and was partially offset by a decrease in long distance revenue. Monthly recurring revenue from enterprise advanced data services at the end of 2005 was $3.4 million compared to $3.5 million at the beginning of 2005 and $3.3 million at the beginning of 2004.

In December 2004, we acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system and carrier services solutions in Grand Rapids, Michigan. The cash purchase price was $1.1 million.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale revenue, the increasing mix of lower margin enterprise and telephone system business and reduced margins due to competitive pricing in the enterprise business.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and enterprise customers in advance of providing services. Most customers are required to pay their bill before services are provided.

Printing Services

Revenue from printing services in 2005 was $72.5 million, a decrease of $3.8 million, or 5.0%, compared to $76.3 million in 2004. Operating earnings from printing services in 2005 were $2.3 million, an increase of $2.7 million, compared to an operating loss of $0.4 million in 2004.

The decrease in printing services revenue was due primarily to a $4.8 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $1.1 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $2.1 million increase in revenue from printing of publications. Dell accounted for 19.0% and 24.4% of our printing services revenue in 2005 and 2004, respectively. As previously discussed, we expect our revenue from Dell to decline by 85% in 2006 compared to 2005 as we cease supplying product and services to Dell early in 2006. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was primarily attributed to production efficiencies and cost reduction initiatives, partially offset by reduction in sales volume and prices to computer-related customers.

Other

Other revenue in 2005 was $43.6 million, an increase of $1.5 million, or 3.6%, compared to $42.1 million in 2004. Other operating earnings in 2005 were $2.1 million, an increase of $0.2 million, or 10.4%, compared to $1.9 million in 2004.

The following table presents our other revenue and operating earnings for 2005 and 2004:

	2005			2004
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$48.1	$(4.5)	$43.6	$46.9	$(4.8)	$42.1	3.6

Operating earnings	$0.0	$2.1	$2.1	$0.4	$1.5	$1.9	10.4

The increase in other revenue in 2005 compared to 2004 was primarily attributed to an increase in postage amounts and mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $27.6 million and $26.4 million of postage amounts billed to customers in 2005 and 2004, respectively.

The increase in other operating earnings was primarily from the increase in corporate management fees charged to our businesses, partially offset by an unfavorable change in the business mix at our direct marketing business.

Non-Operating Income and Taxes

Interest income and dividends were $0.3 million in 2005 and 2004. Interest expense in 2005 was $4.0 million, an increase of $1.7 million, or 73.7%, compared to $2.3 million in 2004. Gross interest expense from borrowings under our credit agreement was $3.1 million in 2005 and $1.8 million in 2004. Amortization of deferred financing fees was $0.4 million in both 2005 and 2004. In 2005, we expensed $0.4 million in unamortized deferred financing fees attributed to the original credit facility at the time we amended our revolving credit facility.

The effective tax rate from continuing operations was 39.8% in 2005 and 40.1% in 2004.

Earnings per Share

Our basic and diluted earnings per share in 2005 were $0.91 and $0.88, respectively, a decrease of $0.14 and $0.13 compared to basic and diluted earnings per share of $1.05 and $1.01, respectively, in 2004. Our basic and diluted earnings per share from continuing operations in 2005 were $0.84 and $0.81, respectively, a decrease of

$0.14 compared to basic and diluted earnings per share from continuing operations of $0.98 and $0.95, respectively, in 2004. Basic and diluted earnings per share from discontinued operations were both $0.07 in 2005 and $0.07 and $0.06, respectively, in 2004.

Discontinued Operations

In January 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The sale price, excluding certain real estate holdings that we retained, was $26.1 million in cash. The operations of NorthStar Print Group have been reflected as discontinued operations in our consolidated financial statements and, accordingly, prior periods have been restated to reflect this treatment.

Revenue from discontinued operations in 2005 was $4.1 million, a decrease of $54.5 million, compared to $58.6 million in 2004. Net assets of discontinued operations at December 25, 2005 were $0.1 million and $13.3 million at December 26, 2004. Real estate holdings in Green Bay, WI are to be sold to Multi-Color Corporation upon the achievement of certain environmental standards. Gain from discontinued operations was $5.1 million in both 2005 and 2004. Applicable income tax expense was $3.1 million in 2005 and $3.3 million in 2004.

2004 compared to 2003

Consolidated

Our consolidated operating revenue from continuing operations in 2004 was $773.4 million, an increase of $21.2 million, or 2.8%, compared to $752.2 million in 2003. Our consolidated operating costs and expenses from continuing operations in 2004 were $429.3 million, an increase of $4.3 million, or 1.0%, compared to $425.0 million in 2003. Our consolidated selling and administrative expenses from continuing operations in 2004 were $219.8 million, a decrease of $2.0 million, or 0.9%, compared to $217.8 million in 2003.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2004 and 2003:

	2004	Percent of Total Revenue	2003	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$338.9	43.8%	$328.3	43.7%
Broadcasting	172.1	22.3	150.7	20.0
Telecommunications	144.0	18.6	149.5	19.9
Printing services	76.3	9.9	86.0	11.4
Other	42.1	5.4	37.7	5.0

Total revenue	773.4	100.0	752.2	100.0
Total operating costs and expenses	429.3	55.5	425.0	56.5
Selling and administrative expenses	219.8	28.4	217.8	29.0

Total operating costs and expenses and selling and administrative expenses	649.1	83.9	642.8	85.5

Total operating earnings	$124.3	16.1%	$109.4	14.5%

The increase in total revenue from continuing operations was due to increases in political and issue, local and Olympics advertising revenue at our television stations, increases in other advertising, classified, and retail advertising revenue at our daily newspaper, increases in local advertising revenue at our radio stations, an increase in postage and freight revenue associated with mailing services at our direct marketing services business, an increase in enterprise services revenue at our telecommunications business, and an increase in printing revenue at our community newspapers and shoppers. These increases were partially offset by a decrease in revenue from several computer-related customers in our printing services business and a decrease in wholesale telecommunications revenue due to customer disconnections and contract repricings.

The increase in total operating costs and expenses from continuing operations is due to an increase in postage and freight expense associated with mailing services revenue at our direct marketing business, an increase in newsprint expense at our publishing businesses, an increase in news and technology expenses at our television stations and a charge for voluntary terminations at our daily newspaper. These increases were offset by the decrease in operating costs due to the revenue decrease at our printing services business, increased operating efficiencies and productivity benefits at our daily newspaper’s new production facility, cost reduction initiatives at our community newspapers and shoppers business and the decrease in operating costs due to the revenue decrease at our telecommunications business.

The decrease in selling and administrative expenses from continuing operations is primarily due to overall cost reduction initiatives at our publishing businesses and a reduction in postretirement benefit expense in 2004 in our other segment. These expense decreases were partially offset by an increase in sales, promotion and incentive compensation expense at our television and radio stations and a charge for bad debt at our direct marketing services business.

Our consolidated operating earnings from continuing operations in 2004 were $124.3 million, an increase of $14.9 million, or 13.6%, compared to $109.4 million in 2003. The following table presents our operating earnings by segment for 2004 and 2003:

	2004	Percent of Total Operating Earnings	2003	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$43.7	35.2%	$33.2	30.3%
Broadcasting	44.4	35.7	29.9	27.3
Telecommunications	34.7	27.9	38.8	35.5
Printing services	(0.4)	(0.3)	3.8	3.5
Other	1.9	1.5	3.7	3.4

Total operating earnings	$124.3	100.0%	$109.4	100.0%

The increase in total operating earnings was primarily due to revenue increases at our television stations, productivity benefits from the daily newspaper’s new production facility, cost reduction initiatives at our community newspapers and shoppers, the increase in revenue at our daily newspaper and at our radio stations, and a charge for employment taxes recorded in 2003. These increases were partially offset by a decrease in sales volume and production inefficiencies at our printing services business, wholesale telecommunications service disconnections and contract repricings, changes in business mix and a charge for bad debt expense at our direct marketing business, and an additional depreciation charge that conformed asset lives across our businesses.

Our consolidated EBITDA in 2004 was $169.3 million, an increase of $13.0 million, or 8.3%, compared to $156.3 million in 2003. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2004 and 2003:

	2004	2003
	(dollars in millions)
Net earnings	$78.5	$66.8
Gain from discontinued operations, net	(5.2)	(2.4)
Provision for income taxes	49.1	43.6
Total other expense, net	1.9	1.5
Depreciation	43.6	44.6
Amortization	1.4	2.2

EBITDA	$169.3	$156.3

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, publishing, and other segments, partially offset by a decrease in operating earnings at our printing services and telecommunications segments.

Publishing

Revenue from publishing in 2004 was $338.9 million, an increase of $10.6 million, or 3.2%, compared to $328.3 million in 2003. Operating earnings from publishing were $43.7 million, an increase of $10.5 million, or 31.6%, compared to $33.2 million in 2003.

The following table presents our publishing revenue and operating earnings for 2004 and 2003:

	2004			2003			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Revenue	$240.3	$98.6	$338.9	$230.9	$97.4	$328.3	3.2

Operating earnings	$38.4	$5.3	$43.7	$29.0	$4.2	$33.2	31.6

The table below reflects a reclassification of revenue categories for the daily newspaper. Previously, the “Other Advertising Revenue” category had included such items as Online, Shared Mail, Event Marketing, Solo Mail. These items are being reported in the traditional categories of Classified, Retail and National, with the exception of Solo Mail, which is now reflected in the new classification, “Direct Marketing.” The advertising classification previously labeled “General” is now called “National.” Further, any advertising that runs in the classified section of our daily newspaper’s various products—including Online, mke and specialty publications—is now included in the pertinent classified verticals of Employment, Auto, Real Estate and Other.

Also, the daily newspaper has revised circulation revenue numbers for 2004 and 2003, reflecting a change in the way we are reporting carrier compensation. We are now recording circulation revenue on a retail (gross), rather than a wholesale (net), basis – as do many newspapers. The impact is an increase in revenue offset by a like amount in increased operating expense. This reclassification has no impact on earnings. In the 2004 and 2003, the impact to circulation revenue was $11.2 million and $11.3 million, respectively.

The following table, which reflects these changes, presents our publishing revenue by category for 2004 and 2003:

	2004			2003			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$93.6	$55.5	$149.1	$89.9	$56.1	$146.0	2.1
Classified	67.3	9.1	76.4	62.8	8.7	71.5	6.9
National	11.5	—	11.5	11.0	—	11.0	4.5
Direct Marketing	7.9	—	7.9	6.9	—	6.9	14.5
Other	—	1.9	1.9	—	2.0	2.0	(5.0)

Total advertising revenue	180.3	66.5	247.0	170.6	66.8	237.4	4.0
Circulation revenue	54.4	2.9	57.3	55.2	2.9	58.1	(1.4)
Other revenue	5.6	29.2	34.8	5.1	27.7	32.8	6.1

Total revenue	$240.3	$98.6	$338.9	$230.9	$97.4	$328.3	3.2

Advertising revenue in 2004 accounted for 72.9% of total publishing revenue compared to 72.3% in 2003.

Retail advertising revenue in 2004 was $149.1 million, an increase of $3.1 million, or 2.1.%, compared to $146.0 million in 2003. A $3.7 million increase in daily newspaper retail advertising was partially offset by a $0.6 million decrease in community newspapers and shoppers retail advertising. The $3.7 million increase at the daily newspaper was primarily due to an increase in automotive advertising caused by certain advertisers switching their ad placement from the classified section to the retail section of the paper, taking advantage of the enhanced color capabilities of our new presses together with increases in several advertiser categories. Additionally, growth at Journal Interactive increased revenue $0.9 million and a new weekly tabloid-style publication, mke, which was introduced in the fourth quarter of 2004, contributed $0.2 million. The $0.6 million decrease at our community newspapers and shoppers was primarily due to a reduction in automotive and preprint insert advertising.

Classified advertising revenue in 2004 was $76.4 million, an increase of $4.9 million, or 6.9%, compared to $71.5 million in 2003. At our daily newspaper, increases in employment advertising of $2.1 million, real estate advertising of $1.3 million, general/other advertising of $0.3 million and an increase of $0.4 million at our community newspapers and shoppers were partially offset by a decrease in automotive advertising at our daily newspaper of $1.0 million. Employment advertising, which accounted for 36.9% of classified advertising at the daily newspaper in 2004, increased 10.1% compared to 2003. We believe the increase in employment advertising is due to job growth in the Milwaukee, Wisconsin area. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to the retail section of the paper. Also contributing to the increase was a $1.4 million increase in Journal Interactive’s online advertising revenue.

National advertising revenue in 2004 was $11.5 million, an increase of $0.5 million, or 4.5%, compared to $11.0 million in 2003. The increase was due to an increase in preprints from national advertisers and computer hardware advertisers and an increase in airline/travel industry ROP advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category for 2004 and 2003:

	2004	2003	Percent Change
Advertising linage (inches):
Full run
Retail	724,220	724,116	—
Classified	845,014	877,715	(3.7)
National	54,213	51,521	5.2

Total full run	1,623,447	1,653,352	(1.8)
Part run	172,125	124,937	37.8

Total advertising linage	1,795,572	1,778,289	1.0

Preprint pieces (in thousands)	800,700	834,587	(4.1)

Total advertising linage in 2004 increased 1.0% compared to 2003. The increase was due to a 37.8% increase in part run advertising linage. Part run advertising linage increased in 2004 due to an increase in zoned classified and retail advertising. Full run advertising linage in 2004 decreased 1.8% compared to 2003 due to a 3.7% decrease in classified ROP advertising linage partially offset by a 5.2% increase in general ROP advertising linage. Retail ROP advertising linage in 2004 was essentially even compared to 2003. The decrease in classified advertising linage is due to a decrease in automotive advertising, partially offset by an increase in employment advertising. The increase in general advertising linage is consistent with the increases in general ROP advertising revenue. Preprint advertising pieces decreased 4.1% due to lower average net paid circulation, the in-house printing of a local advertiser’s insert which was previously measured as a preprint piece and the elimination of Kmart preprints in the daily newspaper due to the closing of several area stores.

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers business for 2004 and 2003:

	2004	2003	Percent Change
Full pages of advertising:
Community newspapers	100,156	109,114	(8.2)
Shoppers and specialty products	108,979	114,554	(4.9)

Total full pages of advertising	209,135	223,668	(6.5)

Revenue per page	$282.96	$264.54	7.0

Total full pages of advertising for our community newspapers and shoppers business in 2004 decreased 6.5% compared to 2003. The decrease was due to reformatting certain papers to more efficiently use the amount of available space on each page and discontinuing certain papers. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 7.0% primarily due to the decrease in total full pages of advertising while increasing advertising rates.

Direct marketing revenue, consisting of revenue from direct mail marketing efforts for our daily newspaper, was $7.9 million in 2004, an increase of $1.0 million, or 14.5%, compared to $6.9 million in 2003. The increase was primarily due to a $1.0 million increase in direct mail advertising and printing at our daily newspaper. Other advertising revenue consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers in 2004 was $1.9 million, a decrease of $0.1 million, or 5.0%, compared to $2.0 million in 2003.

Circulation revenue in 2004 accounted for 16.9% of total publishing revenue compared to 17.7% in 2003. Circulation revenue in 2004 was $57.3 million, a decrease of $0.8 million, or 1.4%, compared to $58.1 million in 2003. The decrease is primarily due to lower daily and Sunday average net paid circulation for single copy and home delivery of our daily newspaper and a lower average rate per copy for the Sunday edition at our daily newspaper. Revenue was essentially flat at our community newspapers and shoppers while average paid circulation decreased 1.8%.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 10.3% of total publishing revenue in 2004 compared to 10.0% in 2003. Other revenue in 2004 was $34.8 million, an increase of $2.0 million, or 6.1%, compared to $32.8 million in 2003. The increase was due to a $1.5 million increase in printing revenue at our community newspapers and shoppers primarily due to sales volume increases and a $0.3 million increase in distribution revenue and commercial printing revenue at the daily newspaper.

Publishing operating earnings in 2004 were $43.7 million, an increase of $10.5 million, or 31.6%, compared to $33.2 million in 2003. The increase was primarily due to $5.1 million in productivity benefits related to the daily newspaper’s new production facility, $2.7 million in savings from cost reduction initiatives at our community newspapers and shoppers, and the increase in revenue at both our daily newspaper and our community newspapers and shoppers. These operating earnings increases were partially offset by an increase in newsprint costs at our daily newspaper and community newspapers and shoppers, a charge for voluntary terminations at our daily newspaper, an increase in bad debt expense and a loss on fixed asset disposal at our community newspapers and shoppers. Total newsprint cost in 2004 was $43.1 million, an increase of $3.2 million, or 8.0%, compared to $39.8 million in 2003. The increase in the cost of newsprint was primarily attributed to a 9.9% average price increase per metric ton.

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

Revenue from our radio stations in 2004 was $82.3 million, an increase of $4.4 million, or 5.6%, compared to $77.9 million in 2003. The increase was primarily attributed to a $4.5 million increase in local advertising revenue and a $1.1 million increase in political and issue advertising, partially offset by a $1.1 million decrease in national advertising and a $0.1 million decrease in other revenue.

Operating earnings from our radio stations in 2004 were $19.8 million, an increase of $3.0 million, or 18.4%, compared to $16.8 million in 2003. The increase was primarily attributed to the increase in revenue and reduced national sales commissions, partially offset by an increase in technology expense, incentive compensation, and programming expenses.

Revenue from our television stations in 2004 was $89.8 million, an increase of $17.0 million, or 23.4%, compared to $72.8 million in 2003. The increase was primarily attributed to a $11.5 million increase in political and issue advertising, a $3.8 million increase in local advertising, a $2.5 million increase in Olympics advertising revenue, and a $0.3 million increase in other revenue, partially offset by a $1.1 million decrease in national advertising.

Operating earnings from our television stations in 2004 were $24.6 million, an increase of $11.5 million, or 87.8%, compared to $13.1 million in 2003. The increase was primarily attributed to the increase in revenue, partially offset by increases in news, promotion, technology, incentive compensation and sales expenses.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The aggregate purchase price for these stations was $43.2 million. This acquisition contributed $2.8 million in revenue and $0.7 million in operating earnings in 2004.

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

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 37.0% and 38.1% of our telecommunications revenue in 2004 and 2003, respectively. During 2004, we signed a three-year master capacity agreement with Global Crossing to provide carrier services throughout the Great Lakes Region. This agreement resulted in service disconnections and reduced pricing from those that had previously been in effect and a number of circuit service orders were renewed and re-priced. In February 2005, we signed a new five-year contract extension with MCI whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to MCI and provisions for higher capacity circuits to replace specific existing circuits being disconnected. The effect of the pricing provisions will occur at various times throughout 2005. We believe they will remain a significant customer, though we can not predict the outcome of a potential sale or merger of MCI. When the terms of the agreements with Global Crossing and MCI are in full effect, it is expected that neither customer will individually account for more than 10% of our telecommunications revenue.

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

Printing Services

Revenue from printing services in 2004 was $76.3 million, a decrease of $9.7 million, or 11.2%, compared to $86.0 million in 2003. Operating loss from printing services in 2004 was $0.4 million, a decrease of $4.2 million, compared to operating earnings of $3.8 million in 2003.

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

Other

Other revenue in 2004 was $42.1 million, an increase of $4.4 million, or 11.7%, compared to $37.7 million in 2003. Other operating earnings in 2004 were $1.9 million, a decrease of $1.8 million, or 48.6%, compared to $3.7 million in 2003.

The following table presents our other revenue and operating earnings for 2004 and 2003:

	2004			2003
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$46.9	$(4.8)	$42.1	$42.0	$(4.3)	$37.7	11.7

Operating earnings	$0.4	$1.5	$1.9	$2.4	$1.3	$3.7	(48.6)

The increase in other revenue in 2004 compared to 2003 was primarily attributed to an increase in postage amounts and mailing services partially offset by a decrease in list and printing services at our direct marketing services business due to the loss of a customer. Included in revenue and operating costs and expenses from our direct marketing services business is $26.4 million and $22.3 million of postage amounts billed to customers in 2004 and 2003, respectively.

The decrease in other operating earnings was primarily attributed to a $3.2 million gain on the sale of property in 2003, an unfavorable change in the business mix at our direct marketing business and a charge for bad debt expense, which was partially offset by a $1.7 million employment tax charge in 2003.

Non-Operating Income and Taxes

Interest income and dividends in 2004 was $0.3 million compared to $0.4 million in 2003. Interest expense in 2004 was $2.3 million, an increase of $0.4 million, or 21.1%, compared to $1.9 million in 2003. Gross interest expense from borrowings under our credit agreement was $1.8 million in both 2004 and 2003. Amortization of deferred financing costs was $0.4 million in 2004 and $0.1 million in 2003.

The effective tax rate was 40.1% in 2004 and 40.4% in 2003.

Earnings per Share

Our basic and diluted earnings per share in 2004 were $1.05 and $1.01, respectively, an increase of $0.21 compared to basic and diluted earnings per share of $0.84 and $0.80, respectively, in 2003. Our basic and diluted earnings per share from continuing operations in 2004 were $0.98 and $0.95, respectively, an increase of $0.17 and $0.18 compared to basic and diluted earnings per share from continuing operations of $0.81 and $0.77, respectively, in 2003. Basic and diluted earnings per share from discontinued operations were $0.07 and $0.06 in 2004 and both $0.03 in 2003. Earnings per share amounts reflect our new capital structure as of September 29, 2003 and our follow-on equity offering and tender offer completed in June 2004.

Discontinued Operations

Revenue from discontinued operations in 2004 was $58.6 million, an increase of $1.2 million, compared to $57.4 million in 2003. Net assets of discontinued operations at December 26, 2004 were $13.3 million. Gain from discontinued operations in 2004 was $5.1 million compared to $2.4 million in 2003. Applicable income tax expense was $3.3 million in 2004 and $1.5 million in 2003.

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

Liquidity and Capital Resources

On December 2, 2005, we amended our $350 million unsecured revolving credit facility. Our amended $475 million unsecured revolving facility expires on June 2, 2011. The interest rate on borrowings are either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.

As of December 25, 2005 and December 26, 2004, we had borrowings of $274.5 million and $70.3 million, respectively, under the facility at a weighted average rate of 5.04% and 3.29%, respectively. As a result of the amended agreement, we expensed $0.4 million of unamortized financing fees attributed to the original agreement. Fees in connection with the original and the amended facility total $1.7 million and are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.

•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of December 25, 2005, we are in compliance with all of our material covenants.

Cash balances were $6.9 million at December 25, 2005. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

Cash Flow

Cash provided by operating activities was $106.4 million in 2005 compared to $134.0 million in 2004. The decrease was primarily due to the decrease in net earnings, the reduced benefit from operating activities of discontinued operations and the reduced benefit from deferred income taxes.

Cash used for investing activities was $236.8 million in 2005 compared to $69.3 million in 2004. Cash used for acquisitions of business was $228.8 million in 2005 compared to $44.6 million in 2004. Capital expenditures for property and equipment were $34.3 million in 2005 compared to $28.9 million in 2004. Partially offsetting these activities was the benefit from net investing activities of discontinued operations of $24.7 million in 2005 compared to $3.5 million in 2004.

Cash provided by financing activities was $130.8 million in 2005 compared to cash used for financing activities of $66.8 million in 2004. Borrowings under our credit facility during 2005 were $431.3 million and we made payments of $227.0 million. In 2004, we received $116.5 million in proceeds from the issuance of our class A common stock, of which we received $115.9 million in net proceeds, and employees purchased $0.6 million worth of our class B common stock under our Employee Stock Purchase Plan. In 2005, we paid $53.3 million to purchase and retire shares of our class A common stock under a share repurchase plan compared to $148.7 million in 2004 resulting from a successful tender offer for class B shares. We paid cash dividends of $20.3 million and $20.8 million in 2005 and 2004, respectively.

Contractual Obligations

Our contractual obligations are summarized below.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes payable to banks(1)	$349.8	$14.1	$27.7	$27.7	$280.3
Operating leases	44.9	10.2	14.9	10.1	9.7
Purchase commitments	115.1	51.1	61.8	2.2	—
Other long-term liabilities	30.9	5.5	18.3	4.9	2.2

Total	$540.7	$80.9	$122.7	$44.9	$292.2

(1)	Includes the associated interest calculated on our borrowings of $274.5 million outstanding as of December 25, 2005 at a weighted average rate of 5.04%.

On December 2, 2005, we amended our $350 million unsecured revolving credit facility. Our amended $475 million unsecured revolving facility expires on June 2, 2011. As of December 25, 2005, we had borrowings outstanding of $274.5 million under the facility. Other long-term liabilities consist primarily of obligations for non-compete agreements resulting from acquisitions and deposits received from subleases of building operating leases. We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by us. Purchase commitments for newsprint for our publishing businesses from two newsprint suppliers, which run through 2006 and 2008, were $97.2 million as of December 25, 2005. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract, but we have no obligation to purchase any particular quantities. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to broadcasting equipment and systems were approximately $2.5 million as of December 25, 2005. In addition, we have the right to broadcast certain television programs during the years 2005-2010 under contracts aggregating $15.4 million. We have $1.7 million of standby letters of credit for business insurance purposes.

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

Property and equipment and definite-lived intangibles

We assign useful lives for our property and equipment and definite-lived intangibles based on our estimate of the amount of time that we will use those assets and we have selected the straight-line method to depreciate our property and equipment and definite-lived intangibles. A change in the estimated useful lives or the depreciation or amortization method used could have a material impact upon our results of operations.

We evaluate our property and equipment and definite-lived intangibles for impairment whenever indicators of impairment exist. Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements. The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales. Changes in our assumptions could require us to recognize a loss for asset impairment.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses account for 45.8% and 35.7% of total assets in 2005 and 2004, respectively. The annual impairment tests for goodwill and broadcast licenses under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters. As of December 25, 2005 and December 26, 2004, we recorded liabilities to cover additional tax exposure items of $4.5 million and $4.3 million, respectively.

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

Employee benefits

We are self-insured for a majority of our employee related health and disability benefits and workers compensation claims. Third party administrators are used to process all claims. Liabilities for unpaid claims are based on our historical claims experience. Liabilities for workers compensation claims are developed from actuarial valuations. Actual amounts could vary significantly from such estimates which would require us to record additional expense in the future.

We rely upon actuarial valuations to determine pension costs and funding. We provide the actuarial firms with certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate–used to arrive at the net present value of the obligations and expense;

•	the return on assets–used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases–used to calculate the impact future pay increases will have on pension obligations; and

•	the employee turnover statistics–used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2005 and 2004 are:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate for expense	5.75%	6.25%	6.00%	6.25%
Discount rate for obligations	5.95	5.75	5.50	6.00
Rate of compensation increases for expense	4.50	4.50	—	—
Rate of compensation increases for obligations	4.00	4.50	—	—
Expected return on plan assets	8.50	8.50	—	—

For our pension plans, a one percent increase or decrease in the discount rate would have lowered by $2.3 million or raised by $2.8 million, respectively, the plans’ 2005 expense and would have lowered the plans’ projected benefit obligations by $18.6 million or raised by $23.2 million, respectively, as of December 25, 2005.

To determine the discount rate assumptions for the pension and the postretirement benefit plans, we studied our plans specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds. The results of those studies were used as the benchmark to determine the discount rate assumptions. In addition, we used the Moody’s Aa Corporate bonds, as of the measurement dates, as another reference point to support our decision.

To determine the long-term rate of return assumption for pension plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonability and appropriateness.

We make other assumptions that affect the accounting for pension benefits, such as the rate of compensation increase. Changes in these assumptions affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan. We review these assumptions on an annual basis.

We also rely upon actuarial valuations to determine postretirement benefit costs other than pension. We provide our actuarial firm with the assumption of the discount rate and medical cost inflation. These assumptions could have a significant effect on our obligation. The discount rate is used to arrive at the net present value of the obligation. The health care cost trend rate is used to calculate the impact future medical costs would have on postretirement obligations.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement.” In accordance with the new rule, we will adopt Statement No. 154 in the first quarter of 2006. We do not believe the effect of adopting Statement No. 154 will have a material impact on our consolidated financial statements.

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

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our $475 million unsecured revolving credit facility, and in prices for newsprint. Changes in these factors could cause fluctuations in our net earnings and cash flows.

Interest rates on our long-term notes payable to banks are variable. The interest rate on our current unsecured revolving credit facility is either at LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the Base Rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. Average interest rates on borrowings under our credit facility were 5.04% in 2005. If interest rates had been 100 basis points higher, our annual interest expense would have increased $0.6 million, assuming comparable borrowing levels. We have not entered into derivative instruments to manage our exposure to interest rate risk.

We currently purchase approximately 95% of our estimated newsprint requirements from two suppliers. We pay market prices for quantities we determine will meet our requirements. The remaining 5% of our newsprint could come from these suppliers or from other suppliers in the spot market. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $606 in 2005. Based on the average net price per ton in 2005 and consumption of newsprint in 2005, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.6 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 25 and December 26

(in thousands, except per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,864	$6,374
Receivables, net	90,146	89,690
Inventories, net	9,647	10,450
Prepaid expenses	14,279	13,302
Deferred income taxes	9,968	8,903
Investment in preferred stock	—	4,394
Current assets of discontinued operations	—	11,672

Total Current Assets	130,904	144,785
Property and equipment:
Land and land improvements	29,714	26,420
Buildings and building improvements	138,749	125,143
Equipment	485,643	476,281
Construction in progress	8,643	8,235

	662,749	636,079
Less accumulated depreciation	345,838	338,674

Net property and equipment	316,911	297,405
Goodwill	276,339	136,286
Broadcast licenses	174,835	140,046
Other intangible assets, net	41,663	14,753
Prepaid pension costs	18,603	23,787
Other assets	25,104	8,565
Non-current assets of discontinued operations	307	8,892

Total Assets	$984,666	$774,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,671	$39,239
Accrued compensation	18,532	22,364
Accrued employee benefits	9,722	10,171
Deferred revenue	18,971	20,255
Other current liabilities	15,516	12,518
Current liabilities of discontinued operations	205	7,273
Current portion of long-term liabilities	5,053	3,600

Total Current Liabilities	108,671	115,420
Accrued employee benefits	20,280	17,839
Long-term notes payable to banks	274,545	70,310
Deferred income taxes	65,630	64,491
Other long-term liabilities	31,473	16,964
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at December 25, 2005 and December 26, 2004	—	—
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 25, 2005 and December 26, 2004	33	33
Class B – authorized 120,000,000 shares; issued and outstanding: 26,762,782 shares at December 25, 2005 and 44,810,712 shares at December 26, 2004	354	535
Class A – authorized 170,000,000 shares; issued and outstanding: 42,188,974 shares at December 25, 2005 and 27,417,326 shares at December 26, 2004	422	274
Additional paid-in capital	353,567	385,219
Unearned compensation	(679)	(104)
Retained earnings	239,086	212,253
Treasury stock, at cost	(108,715)	(108,715)

Total Shareholders’ Equity	484,068	489,495

Total Liabilities And Shareholders’ Equity	$984,666	$774,519

See accompanying notes.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 25, 2005, December 26, 2004 and December 31, 2003

(in thousands, except per share amounts)

	2005	2004	2003
Continuing operations:
Revenue:
Publishing	$339,002	$338,896	$328,303
Broadcasting	168,316	172,073	150,744
Telecommunications	141,087	144,020	149,538
Printing services	72,463	76,308	85,958
Other	43,593	42,075	37,702

Total revenue	764,461	773,372	752,245
Operating costs and expenses:
Publishing	176,316	173,155	171,399
Broadcasting	73,722	68,832	64,698
Telecommunications	89,486	85,870	87,734
Printing services	61,291	66,519	71,316
Other	37,316	34,925	29,860

Total operating costs and expenses	438,131	429,301	425,007
Selling and administrative expenses	221,170	219,728	217,792

Total operating costs and expenses and selling and administrative expenses	659,301	649,029	642,799

Operating earnings	105,160	124,343	109,446
Other income and expense:
Interest income and dividends	318	335	442
Interest expense, net	(3,960)	(2,280)	(1,909)

Total other income and expense	(3,642)	(1,945)	(1,467)

Earnings from continuing operations before income taxes	101,518	122,398	107,979
Provision for income taxes	40,369	49,066	43,611

Earnings from continuing operations	61,149	73,332	64,368
Gain from discontinued operations, net of applicable income tax expense of $3,123, $3,269 and $1,538, respectively	5,094	5,148	2,425

Net earnings	$66,243	$78,480	$66,793

Earnings available to class A and B common shareholders	$64,387	$76,624	$66,329

Earnings per share:
Basic:
Continuing operations	$0.84	$0.98	$0.81
Discontinued operations	0.07	0.07	0.03

Net earnings	$0.91	$1.05	$0.84

Diluted:
Continuing operations	$0.81	$0.95	$0.77
Discontinued operations	0.07	0.06	0.03

Net earnings	$0.88	$1.01	$0.80

See accompanying notes.

JOURNAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 25, 2005, December 26, 2004 and December 31, 2003

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Common Stock			Additional Paid-in- Capital
			Class C	Class B	Class A
Balance at December 31, 2002	$—	$3,600	$—	$—	$—	$—
Net earnings and other comprehensive income

Dividends declared:
Common ($0.50 per share)
Class C ($0.142 per share)
Class B ($0.065 per share)
Class A ($0.065 per share)
Units of beneficial interest purchased		(5)
Share exchange		(3,595)	33	827		2,735
Issuance of shares:
Initial public offering				(4)	198	266,419
Conversion of class B to class A				(3)	3
Nonvested restricted stock						136
Employee stock purchase plan						251
Amortization of unearned compensation
Shares purchased and retired in tender offer				(200)		(634)

Balance at December 31, 2003	—	—	33	620	201	268,907
Net earnings and other comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Follow-on equity offering					67	115,876
Conversion of class B to class A				(6)	6
Stock grants						189
Restricted stock grants						26
Employee stock purchase plan				1		524
Amortization of unearned compensation
Shares purchased and retired in tender offer				(80)		(303)

Balance at December 26, 2004	—	—	33	535	274	385,219
Net earnings and other comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Conversion of class B to class A				(183)	183
Stock grants						417
Restricted stock grants				1		990
Cancellation of restricted stock grants						(83)
Employee stock purchase plan				1		1,181
Shares purchased and retired					(35)	(34,157)
Amortization of unearned compensation

Balance at December 25, 2005	$—	$—	$33	$354	$422	$353,567

See accompanying notes.

Unearned Compensation	Retained Earnings	Treasury Stock, at cost	Units of Beneficial Interest in treasury, at cost	Total	Comprehensive Income
$—	$581,361	$—	$(108,417)	$476,544
	66,793			66,793	$66,793

	(38,842)			(38,842)
	(464)			(464)
	(3,465)			(3,465)
	(1,309)			(1,309)
	(1,770)		(298)	(2,073)
		(108,715)	108,715	—

				266,613
				—
(136)				—
				251
7				7
	(299,471)			(300,305)

(129)	302,833	(108,715)	—	463,750
	78,480			78,480	$78,480

	(1,856)			(1,856)
	(12,795)			(12,795)
	(6,141)			(6,141)

				115,943
				—
				189
(26)				—
				525
51				51
	(148,268)			(148,651)

(104)	212,253	(108,715)	—	489,495
	66,243			66,243	$66,243

	(1,856)			(1,856)
	(9,243)			(9,243)
	(9,190)			(9,190)

				—
				417
(991)				—
83				—
				1,182
	(19,121)			(53,313)
333				333

$(679)	$239,086	$(108,715)	$—	$484,068

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 25, 2005, December 26, 2004 and December 31, 2003

(in thousands)

	2005	2004	2003
Cash flow from operating activities:
Net earnings	$66,243	$78,480	$66,793
Less gain from discontinued operations	5,094	5,148	2,425

Earnings from continuing operations	61,149	73,332	64,368
Adjustments for non-cash items:
Depreciation	42,803	43,570	44,595
Amortization	1,363	1,396	2,241
Write-off of financing costs	361	—	—
Provision for doubtful accounts	2,327	3,206	2,405
Deferred income taxes	74	9,246	13,612
Net loss (gain) from disposal of assets	188	442	(2,723)
Net operating activities of discontinued operations	(6,374)	4,216	5,177
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(2,714)	(7,135)	(2,541)
Inventories	803	(1,837)	868
Accounts payable	(671)	2,796	(1,922)
Other assets and liabilities	7,121	4,734	2,443

Net Cash Provided By Operating Activities	106,430	133,966	128,523

Cash flow from investing activities:
Capital expenditures for property and equipment	(34,304)	(28,871)	(38,868)
Proceeds from sales of assets	1,630	651	6,266
Acquisition of businesses	(228,779)	(44,553)	(6,794)
Other	41	—	—
Net investing activities of discontinued operations	24,657	3,504	(820)

Net Cash Used For Investing Activities	(236,755)	(69,269)	(40,216)

Cash flow from financing activities:
Net decrease in notes payable to banks	—	—	(90,775)
Financing costs on long-term notes payable to banks	(1,000)	(98)	(1,959)
Proceeds from long-term notes payable to banks	431,265	276,432	111,455
Payments of long-term notes payable to banks	(227,030)	(290,122)	(27,455)
Proceeds from issuance of common stock, net	1,182	116,468	266,871
Redemption of common stock, net	(53,313)	(148,651)	(300,305)
Redemption of units of beneficial interest	—	—	(1,775)
Purchases of units of beneficial interest	—	—	(298)
Cash dividends	(20,289)	(20,792)	(44,080)

Net Cash Provided By (Used For) Financing Activities	130,815	(66,763)	(88,321)

Net Increase (Decrease) in Cash and Cash Equivalents	490	(2,066)	(14)
Cash and cash equivalents
Beginning of year	6,374	8,440	8,454

End of year	$6,864	$6,374	$8,440

Supplemental Cash Flow Information
Cash paid for income taxes	$44,464	$41,192	$27,722

Cash paid for interest	$1,857	$1,466	$1,526

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2005 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition—Publishing revenue is generated primarily from the sale of newspaper advertising space and newspaper sales. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired, including advertising aired online on web sites. Circulation revenue is recognized when the newspaper is delivered to the customer. Telecommunication revenue is generated from toll (voice), data transmission and satellite (video) services. Voice and video service revenue is recognized at the time the service is performed and data transmission revenue is recorded on a straight-line basis over the term of the contract. Printing services revenue is recorded at the time of shipment when title passes to the customer. Other revenue that consists of direct marketing services is recognized at the time the service is performed.

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

Advertising expense—We expense our advertising costs as incurred. Advertising expense totaled $7,646, $8,429 and $8,415 in 2005, 2004 and 2003 respectively.

Interest expense—Capitalized interest for the year ended December 31, 2003 totaled $66. All interest incurred during the years ended December 25, 2005 and December 26, 2004 was expensed.

Income taxes—We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Earnings per share—Basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, common shares are issued upon exercise of certain of our non-statutory stock options, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share are computed as follows:

Years ended December 25, December 26 and December 31	2005	2004	2003
Basic earnings:
Earnings from continuing operations	$61,149	$73,332	$64,368
Discontinued operations	5,094	5,148	2,425

Net earnings	66,243	78,480	66,793
Less dividends on class C common stock	(1,856)	(1,856)	(464)

Earnings available to class A and B common shareholders	$64,387	$76,624	$66,329

Weighted average class A and B shares outstanding	70,945	72,931	78,645
Basic earnings per share:
Continuing operations	$0.84	$0.98	$0.81
Discontinued operations	0.07	0.07	0.03

Net earnings	$0.91	$1.05	$0.84

Diluted earnings:
Earnings available to class A and B common shareholders	$64,387	$76,624	$66,329
Plus dividends on class C common stock	1,856	1,856	464

Net earnings	$66,243	$78,480	$66,793

Weighted average class A and B shares outstanding	70,945	72,931	78,645
Assumed exercise of stock options	—	1	—
Impact of restricted stock	18	3	—
Conversion of class C shares	4,452	4,452	4,452

Adjusted weighted average shares outstanding	75,415	77,387	83,097

Diluted earnings per share:
Continuing operations	$0.81	$0.95	$0.77
Discontinued operations	0.07	0.06	0.03

Net earnings	$0.88	$1.01	$0.80

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net earnings and net earnings per share if we had applied the fair value recognition provisions of Statement No. 123:

Years ended December 25, December 26 and December 31	2005	2004	2003
Net earnings as reported	$66,243	$78,480	$66,793
Add compensation cost of restricted stock, net of related tax effects, included in the determination of net earnings as reported	201	30	5
Deduct stock based compensation determined under fair value-based method, net of related tax effects:
Stock options	(82)	(111)	(15)
Employee stock purchase plan	(79)	(35)	(17)
Restricted stock	(201)	(30)	(5)

Pro forma net earnings	$66,082	$78,334	$66,761

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.91	$1.05	$0.84

Pro forma	$0.91	$1.05	$0.84

Diluted earnings per share:
As reported	$0.88	$1.01	$0.80

Pro forma	$0.88	$1.01	$0.80

Fair value was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions for options granted in 2004 and 2003. There were no options granted in 2005.

	2004	2003
Dividend yield	1.43%	1.45%
Expected volatility	28.95%	33.00%
Risk-free rate of return	3.90%	3.81%
Expected life of options (in years)	7	7
Weighted average fair value of options granted	$5.94	$6.54

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term notes payable to banks approximates fair value as of December 25, 2005 and December 26, 2004.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net—We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 25, 2005 and December 26, 2004 was $9,955 and $7,210, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market. A summary of inventories follows:

December 25 and December 26	2005	2004
Paper and supplies	$7,673	$7,187
Work in process	1,053	1,607
Finished goods	1,272	2,020
Less obsolescence reserve	(351)	(364)

Inventories, net	$9,647	$10,450

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying Consolidated Balance Sheets. The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, estimated fair market value.

Property and equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10–20
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	15–20
Telecommunications and network equipment	5–20
Other printing presses	10
Other	3–10

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2005 presentation. Specifically, beginning in 2005, we are reporting circulation revenue on a retail (gross), rather than a wholesale (net), basis. Consistent with the provisions of EITF 99-19, certain newspaper delivery costs, which were previously recorded as contra-revenue, were reclassified to increase operating costs with a corresponding increase in circulation revenue.

New accounting standards—In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement.” In accordance with the new rule, we will adopt Statement No. 154 in the first quarter of 2006. We do not believe the effect of adopting Statement No. 154 will have a material impact on our consolidated financial statements.

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

On December 2, 2005, we amended our $350 million unsecured revolving credit facility. Our amended $475 million unsecured revolving facility expires on June 2, 2011. The interest rate on borrowings are either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 25, 2005 and December 26, 2004, we had borrowings of $274,545 and $70,310, respectively, under the facility at a weighted average rate of 5.04% and 3.29%, respectively. As a result of the amended agreement, we expensed $361 of unamortized financing fees attributed to the original agreement. Fees in connection with the amended facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

3	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering the majority of our employees. The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment. Plan assets consist primarily of listed stocks and government and other bonds. The U.S. Congress is considering changes to existing laws governing employer funding of defined benefit pension plans and insurance premiums payable to the Pension Benefit Guarantee Corporation (PBGC). While the ultimate timing and outcome of such deliberations cannot be determined with any degree of certainty, the Company does not expect that any changes in such laws, based on pending legislation, will require a significant change in funding to its plans from current assumptions. The Company also expects that its PBGC insurance premiums will increase in future years.

In addition, we provide health benefits to certain retirees and their eligible spouses. We have elected to amortize the related unfunded postretirement health care obligation at January 1, 1993, over a period of 20 years. FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Drug, Improvement and Modernization Act of 2003,” (the Act) was issued on May 19, 2004 and was effective as of the first interim or annual period beginning after June 15, 2004. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. We concluded that our plan qualifies for the subsidy under the Act since the prescription drug benefits provided under our postretirement health care plan generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and accordingly, are actuarially equivalent to or better than, the benefits provided under the Act.

We also sponsor an unfunded non-qualified pension plan for employees whose benefits under the pension plan and the Investment Savings Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosure for this plan for all years presented is combined with the defined benefit pension plan.

	Pension Benefits		Other Postretirement Benefits
Years ended December 25 and December 26	2005	2004	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year	$148,845	$135,895	$32,662	$34,245
Service cost	5,445	4,976	475	371
Change in plan provisions	—	(6,189)	(995)	—
Interest cost	8,347	8,297	1,998	1,697
Actuarial (gain) loss	(6,399)	13,301	2,075	4,804
Medicare subsidy effect	—	—	—	(5,100)
Benefits paid	(7,803)	(7,435)	(2,522)	(3,355)

Benefit obligation at end of year	$148,435	$148,845	$33,693	$32,662

Change in plan assets
Fair value of plan assets at beginning of year	$124,330	$118,798	$—	$—
Actual gain on plan assets	12,443	12,764	—	—
Company contributions	256	203	2,522	3,355
Benefits paid	(7,803)	(7,435)	(2,522)	(3,355)

Fair value of plan assets at end of year	$129,226	$124,330	$—	$—

Funded status of the plan
Underfunded status of the plan	$(19,209)	$(24,515)	$(33,693)	$(32,662)
Unrecognized net actuarial loss	36,940	48,498	14,991	13,571
Unrecognized prior service cost	(5,183)	(5,657)	(1,228)	—
Unrecognized transition obligation	—	—	3,840	4,389

Prepaid (accrued) net benefit cost	$12,548	$18,326	$(16,090)	$(14,702)

Prepaid (accrued) net benefit cost
Prepaid pension cost	$18,603	$23,787	$—	$—
Accrued benefit cost	(6,055)	(5,461)	(16,090)	(14,702)

Prepaid (accrued) net benefit cost	$12,548	$18,326	$(16,090)	$(14,702)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued benefit cost is included in accrued employee benefits. The accumulated benefit obligation for the pension plans was $125,736 and $122,376 at December 25, 2005 and December 26, 2004, respectively.

	Pension Benefits
Years ended December 25, December 26 and December 31	2005	2004	2003
Components of net periodic benefit cost
Service cost	$5,445	$4,976	$4,230
Interest cost	8,347	8,297	8,037
Expected return on plan assets	(10,174)	(10,338)	(10,511)
Amortization of:
Unrecognized prior service cost	(474)	257	257
Unrecognized net transition obligation	—	104	104
Unrecognized net loss	2,890	1,666	620

Net periodic benefit cost included in selling and administrative expense	$6,034	$4,962	$2,737

	Other Postretirement Benefits
Years ended December 25, December 26 and December 31	2005	2004	2003
Components of net periodic benefit cost
Service cost	$475	$371	$372
Interest cost	1,998	1,697	2,058
Amortization of:
Unrecognized prior service cost	233	—	—
Unrecognized net transition obligation	549	549	549
Unrecognized net loss	655	393	449

Net periodic benefit cost included in selling and administrative expense	$3,910	$3,010	$3,428

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 25, 2005 and December 26, 2004 for pension benefits and September 30 for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate	5.95%	5.75%	5.50%	6.00%
Rate of compensation increases	4.00	4.50	—	—

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	5.75%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50	8.50	—	—
Rate of compensation increases	4.50	4.50	—	—

To determine the discount rate assumptions for the pension and the postretirement benefit plans, we studied our plans specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds. The results of those studies were used as the benchmark to determine the discount rate assumptions. In addition, we used the Moody’s Aa Corporate bonds, as of the measurement dates, as another reference point to support our decision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2006 is 11.0%, grading down to 5.0% in the year 2011 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2005	$92	$(88)
Effect on postretirement benefit obligation as of December 25, 2005	$955	$(920)

Plan Assets

Our pension plan weighted average asset allocations at December 25, 2005 and December 26, 2004, by asset category are as follows:

	Plan Assets
	2005	2004
Equity securities	71.3%	74.4%
Fixed-income securities	28.1	25.6
Other	0.6	—

Total	100.0%	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

We do not expect to contribute to our defined benefit pension plan in 2006. We expect to contribute $256 to our unfunded non-qualified pension plan.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
		Gross Payments	Less Medicare Part D Subsidy	Net Payments
2006	$7,721	$3,011	$69	$2,942
2007	7,775	2,832	73	2,759
2008	7,788	2,713	76	2,637
2009	7,816	2,563	79	2,484
2010	8,036	2,467	81	2,386
2011–2015	46,285	10,763	398	10,365

The Investment Savings Plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contribution may not exceed 50% of their eligible wages. Each employee who elects to participate is eligible to receive company matching contributions. We may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the plan. The matching contributions, recorded as an operating expense, were $2,390, $2,603 and $2,517 in 2005, 2004 and 2003, respectively. We made additional contributions into the Investment Savings Plan on behalf of certain employees not covered by the defined benefit pension plan of $633, $927 and $930 in 2005, 2004 and 2003, respectively. We expect to contribute $679 on behalf of these employees in 2006. Included in the matching and additional contributions in 2004 and 2003 are contributions to the employees of NorthStar Print Group of $401 and $389, which is reported as a discontinued operation.

4	INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 25, December 26 and December 31	2005	2004	2003
Current:
Federal	$34,197	$32,085	$24,183
State	6,098	7,735	5,820

	40,295	39,820	30,003
Deferred	74	9,246	13,608

Total	$40,369	$49,066	$43,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 25, December 26 and December 31	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	4.6	5.0
Other	0.4	0.5	0.4

Effective income tax rate	39.8%	40.1%	40.4%

Temporary differences that give rise to the deferred tax assets and liabilities at December 25, 2005 and December 26, 2004 are as follows:

Current assets	2005	2004
Receivables	$3,525	$2,494
Inventories	158	161
Other assets	2,270	2,359
Accrued compensation	2,826	2,731
Accrued employee benefits	1,189	1,158

Total current deferred tax assets	$9,968	$8,903

Non-current assets
Accrued employee benefits	$6,379	$5,440
State net operating loss and tax credit carryforwards	2,659	3,340
Other assets	220	861
Valuation allowances on state net operating loss and tax credit carryforwards	(2,051)	(2,541)

Total non-current deferred tax assets	7,207	7,100

Non-current liabilities
Property and equipment	$(24,204)	$(25,659)
Intangible assets	(39,187)	(34,135)
Accrued employee benefits	(4,460)	(6,455)
Other liabilities	(4,986)	(5,342)

Total non-current deferred tax liabilities	(72,837)	(71,591)

Total net non-current deferred tax liabilities	$(65,630)	$(64,491)

We also maintain a liability to cover the cost of additional tax exposure items on the filing of the federal and state income tax returns. As of December 25, 2005 and December 26, 2004, this liability amounted to $4.5 million and $4.3 million, respectively.

At December 25, 2005, we have $32,289 of state net operating loss carryforwards available to offset against future taxable income over the next 20 years. The net operating losses begin expiring in 2006. To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded valuation allowances.

At December 25, 2005, we have $437 of state income tax credit carryforwards available to offset against future state income tax liabilities in certain states over the next 12 years. The tax credits begin expiring in 2006. To the extent we believe it is more likely than not that certain of the state tax credit carryforwards will expire unused, we have recorded valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5	COMMITMENTS

We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 25, 2005, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

2006	$10,163
2007	8,319
2008	6,558
2009	5,569
2010	4,565
Thereafter	9,719

$44,892

Rent expense charged to operations for 2005, 2004 and 2003 was $22,632, $24,415 and $26,826, respectively. Rental income from subleases included in operations for 2005, 2004 and 2003 was $3,128, $3,796 and $5,419, respectively. Aggregate future minimum rentals to be received under noncancellable subleases totaled $477 as of December 25, 2005.

Purchase commitments from two suppliers for newsprint for our publishing businesses run through 2006 and 2008 and total $97,229 as of December 25, 2005. The commitments are based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitments would expire without obligation. Purchase commitments related to broadcasting equipment and systems were approximately $2,468 as of December 25, 2005. We have $1,702 of standby letters of credit for business insurance purposes.

Over the next five years, we are committed to purchase $15,393 of television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our applicable commitment would expire without obligation.

6	SHAREHOLDERS’ EQUITY

Common stock

We have three classes of common stock. Class C shares are held by the Grant family shareholders and are entitled to two votes per share. These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares. Class B shares are primarily held by our current and former employees and are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends on Class B shares are equal to those declared on the class A shares. As of December 25, 2005 and December 26, 2004, there are 8,676,705 class B shares included in treasury stock. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the number of shares of our common stock during 2005 and 2004 are as follows (in thousands):

	Common Stock			Treasury stock
	Class C	Class B	Class A
Balance as December 26, 2003	3,264	53,273	20,192	8,677
Shares issued in follow-on equity offering	—	—	6,725	—
Conversion of class B shares to class A shares	—	(500)	500	—
Shares purchased and retired in tender offer	—	(8,005)	—	—
Shares issued under equity incentive and employee stock purchase plans	—	43	—	—

Balance at December 25, 2004	3,264	44,811	27,417	8,677
Conversion of class B shares to class A shares	—	(18,207)	18,207	—
Shares repurchased	—	—	(3,435)	—
Shares issued under equity incentive and employee stock purchase plans	—	159	—	—

Balance at December 25, 2005	3,264	26,763	42,189	8,677

7	EQUITY INCENTIVE AND EMPLOYEE STOCK PURCHASE PLANS

In 2003, our shareholders approved the Journal Communications, Inc. 2003 Equity Incentive Plan and the Journal Communications, Inc. 2003 Employee Stock Purchase Plan.

The 2003 Equity Incentive Plan rewards outside directors and key employees for achieving designated corporate and individual performance goals. Awards may be granted in any one or a combination of stock grants, non-statutory stock options, incentive stock options, performance unit grants and stock unit grants. Subject to certain adjustments, 6,000,000 shares of our class B common stock are authorized to be issued under the plan. Not more than 3,000,000 shares of our class B common stock may be issued under the plan in the form of stock grants, performance unit grants or stock unit grants.

Stock grants—Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we, or the participant, meet designated performance goals. As of December 25, 2005, there are 2,896,747 shares available for issuance under the plan.

Unearned compensation was recorded at the date of the restricted stock grant awards based on the market value of the shares. Unearned compensation, which is shown as a separate component of shareholders’ equity, is being amortized to expense over the vesting period.

A summary of our stock grant activity and related information follows:

	2005		2004
	Shares (000’s)	Weighted Average Fair Value	Shares (000’s)	Weighted Average Fair Value
Outstanding at beginning of year	9	18.07	8	$18.20
Granted	88	15.93	12	17.31
Exercised	(29)	15.39	(11)	17.29
Forfeited	(5)	16.25	—	—

Outstanding at end of year	63	16.46	9	18.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-statutory stock options—The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. As of December 25, 2005, there are 5,830,997 shares available for issuance under the Plan.

	2005		2004
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	68	18.25	20	$18.40
Granted	—	—	49	18.21
Exercised	—	—	—	—
Forfeited	(2)	18.56	(1)	19.95

Outstanding at end of year	66	18.24	68	18.25

Exercisable at end of year	50	17.82	20	18.40

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding (000’s)	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Outstanding (000’s)	Weighted Average Exercise Price
$15.85 to $17.64	32	5.4	$17.36	30	$17.44
$18.40 to $19.95	34	5.0	$19.04	20	$18.40

	66			50

Incentive stock options—The compensation committee of our board of directors may grant incentive stock options to employees at a purchase price not less than 100% of the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. There are no incentive stock options outstanding and no incentive stock options were granted during 2005 or 2004.

Performance unit grants or stock unit grants—Each stock unit entitles the participant to a cash payment equal to the fair market value of one share of our class B common stock and will have a value established by the compensation committee of our board of directors. Each performance unit grant and stock unit grant will be accompanied by restrictions as may be determined in the discretion of the committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were 21,513 performance units granted in 2005. The number of performance units granted is determined by multiplying the participant’s base salary by his or her target percentage of salary, which target ranges by participant from 100% to 50%, then dividing by the initial performance unit value of $100 per unit. A Total Shareholder Return calculation is performed at the end of the performance period to determine the value of each performance unit. Each participant will receive an amount payable that ranges between $0 and $150 per performance unit. There were no stock units granted during 2005 and no performance units or stock units were granted in 2004. At December 25, 2005, there are 21,513 performance units outstanding and no stock units outstanding.

Employee stock purchase plan—The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value of the stock on the day of purchase. Our only expense related to this plan is for its administration. Subject to certain adjustments, 3,000,000 shares of our class B

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock are authorized for sale under this plan. During fiscal 2005 and 2004, 75,384 and 30,934 class B common shares, respectively, were sold to employees under this plan at a weighted average fair value of $15.67 in 2005 and $16.95 in 2004. As of December 25, 2005, there are 2,878,639 shares available for sale under the plan.

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

Amortization expense was $1,363 for the year ended December 25, 2005. Estimated amortization expense is $2,411 for 2006, $2,372 for 2007, $2,312 for 2008, $2,033 for 2009 and $1,682 for 2010.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 25, 2005 and December 26, 2004 is as follows:

December 25, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$40,506	$(1,738)	$38,768
Customer lists	19,698	(16,830)	2,868
Non-compete agreements	22,579	(22,552)	27
Other	2,773	(2,773)	—

Total	$85,556	$(43,893)	$41,663

Definite-lived intangible assets:
Network affiliation agreements	$12,142	$(1,198)	$10,944
Customer lists	19,849	(16,105)	3,744
Non-compete agreements	23,338	(23,276)	62
Other	2,781	(2,778)	3

Total	$58,110	$(43,357)	$14,753

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. No impairment resulted from our annual impairment tests in 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill for the year ended December 25, 2005 are as follows:

Reporting Unit	Goodwill at December 26, 2004	Goodwill related to acquisitions	Goodwill related to divestitures	Goodwill at December 25, 2005
Daily newspaper	$2,084	$—	$—	$2,084
Community newspapers and shoppers	26,535	—	(440)	26,095
Broadcasting	107,069	140,601	(108)	247,562
Telecommunications	188	—	—	188
Direct marketing services	410	—	—	410

Total	$136,286	$140,601	$(548)	$276,339

The changes in the carrying amount of goodwill for the year ended December 26, 2004 are as follows:

Reporting Unit	Goodwill at January 1, 2004	Goodwill related to acquisitions	Goodwill at December 26, 2004
Daily newspaper	$2,084	$—	$2,084
Community newspapers and shoppers	26,210	325	26,535
Broadcasting	83,029	24,040	107,069
Telecommunications	188	—	188
Direct marketing services	410	—	410

Total	$111,921	$24,365	$136,286

We perform impairment tests each year on goodwill and indefinite-lived intangible assets, or more frequently if indicators of impairment are present. We cannot be certain that future impairment tests will not result in a charge to earnings. With the assistance of independent, professional appraisers, we performed the 2005 and 2004 annual impairment tests as of the beginning of the fourth quarter. No impairment resulted from our annual impairment tests in 2005 or 2004.

Statement No. 142 does not change the requirements for recognition of deferred taxes related to differences in the financial reporting and tax basis of broadcast licenses and tax-deductible goodwill. We recognize a deferred tax liability for the difference between financial reporting and tax amortization on our broadcast licenses and tax-deductible goodwill. The deferred tax liability that relates to the difference between financial reporting and tax basis on broadcast licenses and goodwill will not reverse over time unless future impairment charges are recognized on the broadcast licenses or goodwill for financial reporting purposes or they are sold.

9	LITIGATION

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

Milwaukee Public Interest Media Coalition Litigation.    On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the Federal Communications Commission (the “FCC”) asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area, including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. We filed an opposition to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the petition at the FCC on December 15, 2005, and MPIMC filed a reply to our opposition on January 18, 2006. The pleading cycle is now closed and the matter is under review by the staff of the FCC. It is impossible to predict when the FCC will rule on this matter. We believe the petition is without merit and will continue to defend the allegations against us vigorously in any continuing proceedings before the FCC.

Shorewest Realtors Litigation.    On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court. The plaintiff, Shorewest Realtors, seeks to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers since 1996. Shorewest is seeking disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a motion to dismiss the plaintiff’s claims on July 20, 2005. On October 10, 2005, the court ruled on Journal Sentinel’s amended motion to dismiss. The court dismissed the plaintiffs’ claims based on breach of contract and breach of the duty of good faith and fair dealing and allowed the plaintiffs to proceed with their other claims. We intend to continue to defend the action vigorously. No litigation reserve has been recorded for this matter.

National Advertising Representative Litigation.    In September 2003, we hired a new national television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. On May 12, 2004, the parties reached an out-of-court settlement. Our remaining obligation of $5.6 million at December 25, 2005 is payable to the prior representative over a period of time. A receivable of $5.6 million is due to us from the new national representative over the same period of time under our contract with the new national representative. The liability to our prior national representative is included in the consolidated balance sheets in current portion of long-term liabilities and other long-term liabilities and the receivable from the new national representative is included in the consolidated balance sheets in receivables and other assets.

10	ACQUISITIONS

All acquisitions are accounted for using the purchase method. Accordingly, the results of operations and cash flows since the respective dates of acquisition are included in the consolidated financial statements.

Acquisition of Three Television Stations

On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona from subsidiaries of Emmis Communications Corporation. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska and have begun programming KMTV under a local marketing agreement. The total purchase price for the three stations will be $235,000, subject to certain adjustments. We paid $228,779, including $3,848 for expenses associated with the transaction in 2005. The remaining $10,000 will be paid upon the earlier of the transfer of the broadcast license associated with KMTV-TV, or a $5,000 payment no later than October 15, 2007 and another $5,000 payment no later than October 15, 2008. The acquisition allows us to operate television stations in two growth markets where we already own radio stations and to leverage our market resources to be more effective in serving the communities and advertisers of Tucson and Omaha. The acquisition also adds a new mid-size growth market (Fort Myers/Naples) to our broadcast operations. These are some of the factors that contributed to a preliminary purchase price which results in recognizing goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma consolidated condensed statement of earnings information for 2005 and 2004, set forth below, presents the results of operations as if the acquisition of the three television stations had occurred at the beginning of each year and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year.

	2005	2004
Revenue	$807,418	$814,816
Earnings from continuing operations	60,437	74,428

Earnings per common share from continuing operations
Basic	$0.83	$1.00
Diluted	0.80	0.96

Other acquisitions

On December 3, 2004, we acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system, and carrier services solutions, in Grand Rapids, MI. The cash purchase price was $1,132.

On October 6, 2004, we acquired the business and certain assets of NBC-affiliate WGBA-TV, in Green Bay, Wisconsin and certain assets of UPN affiliate WACY-TV, which is licensed to serve Appleton, Wisconsin. We also assumed an existing local marketing agreement between WGBA-TV and WACY-TV. The cash purchase price for WGBA-TV was $43,234. In 2005, the allocation was finalized and an adjustment to goodwill and other assets of $185 was recorded due to the cancellation of a syndicated program. The acquisition allows for us to operate two NBC affiliates in adjacent television markets and to leverage the resources and strengths of our existing television and radio operations. These are some of the factors that contributed to a purchase price that results in recognizing goodwill.

The purchase price allocations for these acquisitions are as follows:

	2005	2004
	Television Stations	Netcom Group	Green Bay Television Station
Accounts receivable	$69	$475	$—
Inventories	—	522	—
Prepaid expenses	3,069	—	—
Property and equipment	29,119	112	7,077
Non-compete agreements	—	—	—
Other assets	13,791	80	1,438
Customer list	—	1,838	—
Goodwill	140,786	—	23,855
Broadcast licenses	34,900	—	10,498
Network affiliation agreements	28,364	—	4,383
Accounts payable	(2,103)	—	—
Other current liabilities	(3,075)	(1,895)	(4,202)
Other long-term liabilities	(6,141)	—	—

Total purchase price	$238,779	$1,132	$43,049

The purchase price allocation for the television stations is based on a preliminary valuation. The final purchase price allocation is expected to be completed in the first quarter of 2006, except the allocation will not reflect the purchase of the broadcast license for KMTV-TV in Omaha, the sale of which is subject to certain FCC regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill and the broadcast licenses, which we acquired, are not subject to amortization for financial reporting purposes. These intangible assets are, however, deductible for income tax purposes.

During 2004, we acquired two community shoppers for a cash purchase price of $187.

Had each of the 2004 acquisitions occurred on January 1, 2004, the effect of the acquisitions on consolidated results of operations for 2004 would not have been material.

11	DISCONTINUED OPERATIONS

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The sale price, excluding certain real estate holdings that we retained, was $26,144 in cash, and resulted in a gain on discontinued operations before income taxes of $8,382.

The following table summarizes the results of operations of NorthStar Print Group, Inc., which are included in the gain from discontinued operations in the consolidated statement of earnings for 2005, 2004 and 2003:

Years ended December 25, December 26 and December 31	2005	2004	2003
Revenue	$4,112	$58,598	$57,371
(Loss) income before income taxes	$(165)	$8,417	$3,963

The current and non-current assets and current liabilities of discontinued operations in the consolidated balance sheets at December 25, 2005 and December 26, 2004 consisted of the following:

	December 25, 2005	December 26, 2004
Cash	$—	$1
Receivables	—	5,035
Inventories, net	—	6,548
Prepaid expenses	—	88

Total current assets	$—	$11,672

Property and equipment	$307	$6,161
Goodwill	—	2,362
Prepaid pension costs	—	369

Total non-current assets	$307	$8,892

Accounts payable	$114	$2,766
Accrued compensation	—	1,661
Accrued employee benefits	15	450
Other current liabilities	76	2,396

Total current liabilities	$205	$7,273

12	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

During 2005, we recorded a pre-tax charge of $3,739 for workforce reductions and business improvement initiatives due to the impact of Hurricane Katrina and the closure of our printing facility in New Orleans. The charge included $1,095 in operating costs and $2,644 in selling and administrative expenses. The charge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisted of $231 in termination benefits for approximately 72 employees. In addition, $3,508 was recorded for building and equipment damage, equipment moving costs, printing and publishing operating losses subsequent to the Hurricane, the recording of a reserve for uncollectible accounts receivable, the write off of goodwill associated with the New Orleans printing business and a liability for contractual lease obligations in excess of estimated sublease income. On-going period costs associated with the New Orleans printing facility primarily include rent, depreciation, insurance, property taxes and utility costs. The lease on the facility expires in 2012. If the facility can not be sublet, total future on-going costs are estimated to be $2,100.

During 2004, we recorded a pre-tax charge of $522 for workforce reductions. The charge consisted of termination benefits for approximately 66 employees associated with the closure of a number of our printing service facilities. The closure was due to the decision by Dell Computer Corporation to eliminate supplying its customers with certain items we produce.

During 2003, we recorded a pre-tax charge of $1,361 for workforce reductions and business improvement initiatives. Included in this charge is $471 in termination benefits for approximately 45 employees from our daily newspaper included in the 2002 workforce reduction and $296 in termination benefits for approximately 33 employees associated with the closure of our CD-ROM mastering and replication facility, a part of our printing services business. In addition, $594 was recorded for shut down costs of the CD-ROM mastering and replication facility.

Activity associated with the workforce reduction and business improvement initiatives during the years ended December 26, 2004 and December 31, 2003 was as follows:

	Balance at December 26, 2004	Additions	Payments/ Reductions	Balance at December 25, 2005
Employee severance and benefits	$—	$231	$(231)	$—
Facility costs	40	3,019	(3,059)	—
Other	—	489	(489)	—

	$40	$3,739	$(3,779)	$—

	Balance at December 31, 2003	Additions	Payments/ Reductions	Balance at December 26, 2004
Employee severance and benefits	$347	$522	$(869)	$—
Facility costs	131	—	(91)	40

	$478	$522	$(960)	$40

	Balance at December 31, 2002	Additions	Payments/ Reductions	Balance at December 31, 2003
Employee severance and benefits	$2,377	$767	$(2,797)	$347
Facility costs	—	537	(406)	131
Other	—	57	(57)	—

	$2,377	$1,361	$(3,260)	$478

Related expenses and obligations were recorded in operating costs and expenses, selling and administrative expenses and other current liabilities in the consolidated statements of earnings and consolidated balance sheets, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13	SEGMENT ANALYSIS

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations conduct their business in the United States. We publish a daily newspaper, the Milwaukee Journal Sentinel, and about 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states, of which we operate about 4,150 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 25, 2005, December 26, 2004 and December 31, 2003 and identifiable total assets at December 25, 2005 and December 26, 2004:

	2005	2004	2003
Revenue
Publishing	$339,002	$338,896	$328,303
Broadcasting	168,316	172,073	150,744
Telecommunications	141,087	144,020	149,538
Printing services	72,463	76,308	85,958
Other	43,593	42,075	37,702

	$764,461	$773,372	$752,245

Operating earnings (loss)
Publishing	$41,677	$43,708	$33,199
Broadcasting	35,094	44,404	29,879
Telecommunications	23,959	34,691	38,858
Printing services	2,324	(367)	3,760
Other	2,106	1,907	3,750

	$105,160	$124,343	$109,446

Depreciation and amortization
Publishing	$14,319	$15,855	$16,513
Broadcasting	8,910	8,516	8,658
Telecommunications	18,082	17,465	17,676
Printing services	2,085	2,381	3,162
Other	770	749	827

	$44,166	$44,966	$46,836

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004	2003
Capital expenditures
Publishing	$10,765	$9,221	$16,024
Broadcasting	7,030	7,711	10,369
Telecommunications	14,774	6,672	9,738
Printing services	840	3,807	1,998
Other	895	1,460	739

	$34,304	$28,871	$38,868

Identifiable total assets
Publishing	$212,058	$218,806
Broadcasting	611,418	361,872
Telecommunications	94,575	96,290
Printing services	24,620	27,011
Other and discontinued operations	41,995	70,540

	$984,666	$774,519

14	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2005 Quarters
	First	Second	Third	Fourth	Total
Revenue	$184,208	$197,548	$187,371	$195,334	$764,461
Gross profit	75,937	86,849	78,797	84,747	326,330
Net earnings	17,411	18,135	13,996	16,701	66,243
Earnings per share:
Basic	0.24	0.25	0.19	0.23	0.91
Diluted	0.23	0.24	0.19	0.23	0.88

	2004 Quarters
	First	Second	Third	Fourth	Total
Revenue	$181,875	$194,856	$192,198	$204,443	$773,372
Gross profit	77,410	88,221	85,286	93,154	344,071
Net earnings	15,699	20,831	19,221	22,729	78,480
Earnings per share:
Basic	0.21	0.28	0.26	0.31	1.05
Diluted	0.20	0.27	0.25	0.30	1.01

The results for the third and fourth quarter of 2005 include $1,562 and $2,177, respectively, in pre-tax expenses and operating losses related to the impact of Hurricane Katrina and the closure of the printing facility in New Orleans. The fourth quarter of 2005 includes revenue of $2,916 and gross profit of $1,667 from the three television stations acquired on December 5, 2005 and a $585 pre-tax gain on the sale of radio station KHLP-AM, Omaha, Nebraska. NorthStar Print Group, Inc. was sold in the first quarter of 2005 and the operations have been reflected as discontinued operations in our consolidated financial statements and, accordingly, prior periods have been restated to reflect this treatment.

The results for the fourth quarter of 2004 include $3,599 of pre-tax gain on the sale of properties and a $1,032 pre-tax charge for voluntary terminations at our daily newspaper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2004, we adopted a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be fourteen weeks.

The first quarter of 2005 contained 91 days, while the first quarter of 2004 contained 88 days. The second, third and fourth quarters of 2005 and 2004 each contained 91 days.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications, Inc. as of December 25, 2005 and December 26, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 25, 2005 and December 26, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Journal Communication Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2006, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP

Milwaukee, Wisconsin

February 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Journal Communications, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Communication Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Journal Communications, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Journal Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Journal Communications, Inc. as of December 25, 2005 and December 26, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2005 and our report dated February 1, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Milwaukee, Wisconsin

February 1, 2006

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2005.

Our assessment of the effectiveness of our internal control over financial reporting as of December 25, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our April 27, 2006 Annual Meeting of Shareholders is incorporated by reference herein. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

We have adopted a Code of Ethics for Financial Executives (meeting the definition of “code of ethics” as that term is defined in Item 406(b) of Regulation S-K) that applies to our Chief Executive Officer and senior financial and accounting officers and employees. We have also adopted a Code of Ethics, applicable to all employees, and a Code of Conduct and Ethics for Members of the Board of Directors, applicable to all directors, which together satisfy the requirements of the New York Stock Exchange regarding a “code of business conduct.” Finally, we have adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website at www.journalcommunications.com, and this information is available in print to any shareholder who requests it by writing to Paul E. Kritzer, Vice President and Secretary, Journal Communications, Inc., P.O. Box 661, Milwaukee, Wisconsin 53201-0661. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics for Financial Executives by posting such information on our web site at the address stated above. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” and “Election of Directors-Director Compensation,” in the Proxy Statement for our April 27, 2006 Annual Meeting of Shareholders is incorporated by reference herein; provided, however, the information contained under the heading “Report on Executive Compensation” shall not be incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Stock Ownership of Management and Others” in the Proxy Statement for our April 27, 2006 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

Securities available under our equity compensation plans as of December 25, 2005 are as follows:

	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	65,750	(1)	$18.24	8,709,636	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	65,750		$18.24	8,709,636

(1)	Represents options to purchase shares of class B common stock under our 2003 Equity Incentive Plan.
(2)	All of the available shares under the 2003 Equity Incentive Plan (2,934,250) may be issued upon the exercise of stock options or granted as restricted stock, performance shares, performance units or restricted stock units. Also includes 2,878,639 shares available for issuance under the Employee Stock Purchase Plan.

For further information on our equity compensation plans, see Note 7 in our Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Executive Compensation-Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement for our April 27, 2006 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Ernst & Young LLP Disclosure” in the Proxy Statement for our April 27, 2006 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 99 and 100) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 25, 2005, December 26, 2004 and December 31, 2003

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions (Deductions)	Deductions	Balance at End of Year
Allowance for doubtful accounts:
2005(2)(5)	$8,210	$5,411	$(1,000)	$2,666	$9,955
2004(1)(2)(3)	$6,716	$3,833	$1,717	$4,056	$8,210
2003(2)	$6,379	$2,643	$—	$2,306	$6,716
Reserve for litigation:
2005	$—	$—	$—	$—	$—
2004(3)	$1,487	$—	$—	$1,487	$—
2003(4)	$—	$—	$1,487	$—	$1,487
Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2005(6)	$2,541	$7	$—	$497	$2,051
2004(6)	$3,555	$87	$—	$1,101	$2,541
2003(6)	$3,609	$472	$—	$526	$3,555

(1)	During 2004, $217 was added to the allowance for doubtful accounts due to the purchase of Executone of Western Michigan, Inc. (d/b/a Netcom Group) by our telecommunications business.

(2)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(3)	The TeleRep, Inc. reserve for litigation was reclassified as an allowance for doubtful accounts against the receivable recorded in other assets due to us from our new national representative and reduced by $487 upon reaching an out-of-court settlement. See Note 9 to our Consolidated Financial Statements.

(4)	A signing bonus from our prior national representative, TeleRep, Inc., was reclassified as a reserve for litigation in response to the suit they filed against our subsidiary, Journal Broadcast Group, Inc.

(5)	The remaining reserve for the TeleRep, Inc. receivable was reduced by $1,000.

(6)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on February 27, 2006.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steven J. Smith	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Steven J. Smith

/s/ Douglas G. Kiel	President
Douglas G. Kiel

/s/ Paul M. Bonaiuto	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Paul M. Bonaiuto

/s/ Anne M. Bauer	Vice President & Controller (Principal Accounting Officer)
Anne M. Bauer

/s/ Don H. Davis, Jr.	Director
Don H. Davis, Jr.

/s/ David J. Drury	Director
David J. Drury

/s/ David G. Meissner	Director
David G. Meissner

/s/ Jonathan Newcomb	Director
Jonathan Newcomb

/s/ Roger D. Peirce	Director
Roger D. Peirce

/s/ Mary Ellen Stanek	Director
Mary Ellen Stanek

/s/ Jeanette Tully	Director
Jeanette Tully

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

(2.1)	Asset Purchase Agreement, dated January 25, 2005, between Multi-Color Corporation and Journal Communications, Inc. (incorporated by reference to Exhibit 10.15 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).

(2.2)	Asset Purchase Agreement, dated as of August 19, 2005, among Emmis Television Broadcasting, L.P., Emmis Television License, LLC, Journal Broadcast Corporation and Journal Broadcast Group, Inc. (incorporated by reference to Exhibit 2.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 19, 2005 [Commission File No. 1-31805]).

(3.1)	Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended.

(3.2)	By-Laws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.3 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).

(4.1)	Amended and Restated Credit Agreement, dated December 2, 2005, among Journal Communications, Inc., certain subsidiaries thereof from time to time party thereto, the financial institutions party thereto, Suntrust Bank, as syndication agent, Bank of America, N.A., as co-documentation agent, Wachovia Bank, National Association, as co-documentation agent, and U.S. Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 2, 2005 [Commission File No. 1-31805]).

(10.1)	Journal Communications, Inc. Executive Management Incentive Plan (f/k/a the Management Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan (f/k/a the Management Annual Incentive Plan) (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s (now known as the Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.5)	Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)	Journal Communications, Inc. (f/k/a The Journal Company) 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 10.6 to The Journal Company’s (now known as Journal Communications, Inc.) Registration Statement on Form S-1 [Registration File No. 333-105210]).

Exhibit Number	Description
(10.7)	Journal Communications, Inc. Executive Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.8)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Directors (incorporated by reference to Exhibit 10.1 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.9)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Officers and Employees (incorporated by reference to Exhibit 10.2 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.10)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.11)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.4 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.12)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.5 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.13)	Employment Agreement, dated February 8, 2005, between Steven J. Smith and Journal Communications, Inc (incorporated by reference to Exhibit 10.13 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.14)	Summary of Non-Employee Director Compensation, effective April 28, 2005 (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the April 27, 2006 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the April 27, 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)

*	Denotes a management or compensatory plan or arrangement.