Form 10-Q
period 2006-03-26
JOURNAL COMMUNICATIONS INC
filed 2006-04-28
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 26, 2006

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ Commission File Number: 1-31805

JOURNAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	20-0020198
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
333 W. State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)

414-224-2616
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer [X] Non-accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Number of shares outstanding of each of the issuer’s classes of common stock as of April 21, 2006 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at April 21, 2006
Class A Common Stock	45,123,429
Class B Common Stock	23,109,542
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		March 26, 2006 (Unaudited) and December 25, 2005	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the First Quarter Ended March 26, 2006 and March 27, 2005	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the First Quarter Ended March 26, 2006	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the First Quarter Ended March 26, 2006
		and March 27, 2005	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of March 26, 2006	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	22
	Item 4.	Controls and Procedures	22
Part II.	Other Information
	Item 1.	Legal Proceedings	22
	Item 1A.	Risk Factors	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
	Item 3.	Defaults Upon Senior Securities	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
	Item 5.	Other Information	24
	Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 26, 2006	December 25, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,736	$6,864
Receivables, less allowance for doubtful accounts
of $4,500 and $4,581	92,293	90,146
Inventories, net	8,982	9,647
Prepaid expenses	12,609	14,279
Deferred income taxes	9,977	9,968

TOTAL CURRENT ASSETS	129,597	130,904
Property and equipment, at cost, less accumulated depreciation
of $357,201 and $345,838	313,004	316,911
Goodwill	247,078	276,339
Broadcast licenses	199,670	174,835
Other intangible assets, net	29,937	41,663
Prepaid pension costs	17,492	18,603
Other assets	41,532	25,104
Non-current assets of discontinued operations	299	307

TOTAL ASSETS	$978,609	$984,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,625	$40,671
Accrued compensation	19,958	18,532
Accrued employee benefits	10,516	9,722
Deferred revenue	19,745	18,971
Other current liabilities	18,140	15,516
Current liabilities of discontinued operations	57	205
Current portion of long-term liabilities	5,110	5,053

TOTAL CURRENT LIABILITIES	107,151	108,670
Accrued employee benefits	20,787	20,280
Long-term notes payable to banks	269,760	274,545
Deferred income taxes	66,746	65,630
Other long-term liabilities	32,906	31,473
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at March 26, 2006 and at December 25, 2005	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at March 26, 2006 and December 25, 2005	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
23,571,923 shares at March 26, 2006 and 26,762,782
shares at December 25, 2005	322	354
Class A - authorized 170,000,000 shares; issued and outstanding:
44,585,918 shares at March 26, 2006 and 42,188,974
shares at December 25, 2005	446	422
Additional paid-in capital	346,941	353,567
Unearned compensation	--	(679)
Retained earnings	242,232	239,086
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	481,259	484,068

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$978,609	$984,666

Note: The balance sheet at December 25, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	First Quarter Ended
	March 26, 2006	March 27, 2005
Continuing Operations:
Revenue:
Publishing	$79,468	$80,694
Broadcasting	51,638	37,206
Telecommunications	32,831	37,455
Printing services	16,310	18,306
Other	8,813	10,547

Total revenue	189,060	184,208
Operating costs and expenses:
Publishing	43,031	43,284
Broadcasting	21,819	17,341
Telecommunications	22,137	22,875
Printing services	13,788	15,778
Other	7,365	8,993

Total operating costs and expenses	108,140	108,271
Selling and administrative expenses	56,899	54,640

Total operating costs and expenses and selling
and administrative expenses	165,039	162,911

Operating earnings	24,021	21,297
Other income and expense:
Interest income and dividends	17	96
Interest expense	(3,651)	(586)

Total other income and expense	(3,634)	(490)

Earnings from continuing operations before income taxes	20,387	20,807
Provision for income taxes	8,114	8,242

Earnings from continuing operations	12,273	12,565
Gain from discontinued operations, net of applicable income tax
expense of $0 and $3,073, respectively	--	4,846

Net earnings	$12,273	$17,411

Earnings available to class A and B common shareholders	$11,809	$16,947

Earnings per share:
Basic:
Continuing operations	$0.17	$0.17
Discontinued operations	--	0.07

Net earnings	$0.17	$0.24

Diluted:
Continuing operations	$0.17	$0.17
Discontinued operations	--	0.06

Net earnings	$0.17	$0.23

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders’ Equity
For the Quarter Ended March 26, 2006
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Unearned	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Compensation	Earnings	at cost	Total	Income
Balance at December 25, 2005	$--	$33	$354	$422	$353,567	$(679)	$239,086	$(108,715)	$484,068
Net earnings and other comprehensive income							12,273		12,273	$12,273

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,825)		(2,825)
Class A ($0.065 per share)							(1,601)		(1,601)
Issuance of shares:
Conversion of class B to class A			(32)	32					--
Stock grants					26				26
Employee stock purchase plan					567				567
Shares purchased and retired				(8)	(6,672)		(4,237)		(10,917)
Implementation of SFAS 123 (R)					(689)	679			(10)
Amortization of unearned compensation					142				142

Balance at March 26, 2006	$--	$33	$322	$446	$346,941	$--	$242,232	$(108,715)	$481,259

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 26, 2006	March 27, 2005
Cash flow from operating activities:
Net earnings	$12,273	$17,411
Less gain from discontinued operations	--	4,846

Earnings from continuing operations	12,273	12,565
Adjustments for non-cash items:
Depreciation	11,089	11,105
Amortization	578	334
Provision for doubtful accounts	(182)	85
Deferred income taxes	1,107	106
Net gain from disposal of assets	--	(44)
Net operating activities of discontinued operations	(148)	(2,338)
Net changes in operating assets and liabilities:
Receivables	(1,862)	6,868
Inventories	665	373
Accounts payable	(7,237)	(4,145)
Other assets and liabilities	9,387	4,890

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,670	29,799
Cash flow from investing activities:
Capital expenditures for property and equipment	(6,773)	(6,499)
Proceeds from sales of assets	--	133
Net investing activities of discontinued operations	--	24,656

NET CASH (USED FOR) PROVIDED BY
INVESTING ACTIVITIES	(6,773)	18,290
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	48,837	37,065
Payments on long-term notes payable to banks	(53,622)	(78,485)
Proceeds from issuance of common stock	567	595
Purchase and retirement of common stock	(10,917)	(1,907)
Cash dividends	(4,890)	(5,160)

NET CASH USED FOR FINANCING ACTIVTIES	(20,025)	(47,892)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,128)	197
Cash and cash equivalents:
Beginning of year	6,864	6,374

At March 26, 2006 and March 27, 2005	$5,736	$6,571

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the first quarter ended March 26, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks. The 2006 fiscal year ends on December 31st and is a 53 week year with a 14 week fourth quarter.

3	EARNINGS PER SHARE

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

Basic and diluted earnings per share are computed as follows:

	First Quarter Ended
	March 26, 2006	March 27, 2005
Basic earnings:
Earnings from continuing operations	$12,273	$12,565
Discontinued operations	--	4,846

Net earnings	12,273	17,411
Less dividends on class C common stock	(464)	(464)

Earnings available to class A and B common shareholders	$11,809	$16,947

Weighted average class A and B shares outstanding	68,364	72,242
Basic earnings per share:
Continuing operations	$0.17	$0.17
Discontinued operations	--	0.07

Net earnings	$0.17	$0.24

Diluted earnings:
Earnings available to class A and B common shareholders	$11,809	$16,947
Plus dividends on class C common stock	464	464

Net earnings	$12,273	$17,411

Weighted average shares outstanding	68,364	72,242
Impact of restricted stock	43	6
Conversion of class C shares	4,452	4,452

Adjusted weighted average shares outstanding	72,859	76,700

Diluted earnings per share:
Continuing operations	$0.17	$0.17
Discontinued operations	--	0.06

Net earnings	$0.17	$0.23

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	EARNINGS PER SHARE (continued)

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

4	STOCK-BASED COMPENSATION

Effective December 26, 2005, we adopted Statement of Financial Accounting Standards Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application transition method. Under the modified prospective application transition method, the fair value and recognition provisions of SFAS No. 123(R) are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. Before we adopted SFAS No. 123(R), we accounted for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Other than for restricted stock, no stock-based employee compensation cost has been reflected in net earnings prior to December 26, 2005.

During the first quarter of 2006, we recognized $237 in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the first quarter of 2006 was approximately $94. We recognize compensation expense on a straight-line basis over the service period. As of March 26, 2006, total unrecognized compensation cost related to stock-based compensation awards was approximately $1,464, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.3 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statement of earnings. There was no impact on basic or diluted earnings per share from adopting SFAS No. 123(R).

Our 2003 Equity Incentive Plan rewards outside directors and key employees for achieving designated corporate and individual performance goals. Awards may be granted in any one or a combination of stock grants, non-statutory stock options, incentive stock options, performance unit grants and stock unit grants. Subject to certain adjustments, 6,000,000 shares of our class B common stock are authorized to be issued under the plan. Not more than 3,000,000 shares of our class B common stock may be issued under the plan in the form of stock grants, performance unit grants or stock unit grants.

Non-statutory stock options

The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. As of March 26, 2006, there are 5,753,075 shares available for issuance under the Plan.

Fair value was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions for options granted in 2004 and 2003. There were no options granted in 2005 or in the first quarter of 2006.

	2004	2003
Dividend yield	1.43%	1.45%
Expected volatility	28.95%	33.00%
Risk-free rate of return	3.90%	3.81%
Expected life of options (in years)	7	7
Weighted average fair value of options granted	$5.94	$6.54

A summary of stock option activity during the first quarter of 2006 is:

	Shares (000's)	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 25, 2005 and March 26, 2006	66	18.24	4.9

Exercisable at March 26, 2006	50	17.82	4.9

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the first quarter is zero because the fair market value of our class B common stock on March 26, 2006 was lower than the weighted average exercise price of the options.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	STOCK-BASED COMPENSATION (continued)

Stock grants

Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. As of March 26, 2006, there are 2,818,825 shares available for issuance in the form of stock grants under the plan.

A summary of stock grant activity during the first quarter of 2006 is:

	Shares (000's)	Weighted Average Fair Value
Outstanding at December 26, 2005	63	$16.46
Granted	80	12.68
Exercised	(2)	12.52
Forfeited	(2)	14.36

Outstanding at March 26, 2006	139	14.37

Prior year pro forma expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation”, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

First Quarter Ended March 27, 2005
Net earnings as reported	$17,411
Add compensation cost of restricted stock, net of related tax effects, included in the determination of net earnings
as reported	37
Deduct stock based compensation determined under fair value-
based method, net of related tax effects:
Stock options	(38)
Employee stock purchase plan	(40)
Restricted stock	(37)

Pro forma net earnings including the effect of stock compensation expense	$17,333

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.24

Pro forma including the effect of stock compensation expense	$0.23

Diluted earnings per share:
As reported	$0.23

Pro forma including the effect of stock compensation expense	$0.23

5	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at March 26, 2006 and December 25, 2005 consisted of the following:

	March 26, 2006	December 25, 2005
Paper and supplies	$7,287	$7,673
Work in process	992	1,053
Finished goods	930	1,272
Less obsolescence reserve	(227)	(351)

Inventories, net	$8,982	$9,647

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 26, 2006, we had borrowings of $269,760 under the facility at a weighted average rate of 5.34%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

7	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	March 26, 2006	March 27, 2005
Service cost	$1,274	$1,361
Interest cost	2,150	2,087
Expected return on plan assets	(2,552)	(2,544)
Amortization of:
Unrecognized prior service cost	(119)	(119)
Unrecognized net loss	574	723

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$1,327	$1,508

	Other Postretirement Benefits
	March 26, 2006	March 27, 2005
Service cost	$161	$120
Interest cost	444	502
Amortization of:
Unrecognized prior service cost	(27)	58
Unrecognized net transition obligation	137	137
Unrecognized net loss	193	164

Net periodic benefit cost included in total operating costs and expenses and
selling and administrative expenses	$908	$981

8	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangible Assets

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of five to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $578 for the first quarter ended March 26, 2006 and $334 for the first quarter ended March 27, 2005. Estimated amortization expense for our next five fiscal years is $2,347 for 2006, $2,317 for 2007, $2,257 for 2008, $1,978 for 2009 and $1,607 for 2010.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

8	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 26, 2006 and December 25, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 26, 2006
Network affiliation agreements	$26,930	$(1,973)	$24,957
Customer lists	21,448	(17,132)	4,316
Non-compete agreements	22,579	(22,559)	20
Other	3,451	(2,807)	644

Total	$74,408	$(44,471)	$29,937

As of December 25, 2005
Network affiliation agreements	$40,506	$(1,738)	$38,768
Customer lists	19,698	(16,830)	2,868
Non-compete agreements	22,579	(22,552)	27
Other	2,773	(2,773)	--

Total	$85,556	$(43,893)	$41,663

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.

Goodwill

The change in the carrying amount of goodwill for the first quarter ended March 26, 2006 is as follows:

Reporting unit	Goodwill at December 25, 2005	Adjustment	Goodwill at March 26, 2006
Daily newspaper	$2,084	$--	$2,084
Community newspapers & shoppers	26,095	--	26,095
Broadcasting	247,562	(29,261)	218,301
Telecommunications	188	--	188
Direct marketing services	410	--	410

Total	$276,339	$(29,261)	$247,078

The change to the carrying amount of network affiliation agreements, customer lists, other intangibles, broadcast licenses and goodwill in the first quarter ended March 26, 2006 represents the revised purchase price allocation for our purchase of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida, ABC-affiliate, KGUN-TV, in Tucson, Arizona and certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, from subsidiaries of Emmis Communications Corporation on December 5, 2005.

9	ACQUISITIONS

All acquisitions are accounted for using the purchase method. Accordingly, the results of operations and cashflows since the respective date of acquisition are included in the consolidated condensed financial statements.

On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona from subsidiaries of Emmis Communications Corporation. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, and have begun programming KMTV under a local marketing agreement. The total purchase price for the three stations is $235,000, subject to certain adjustments. We paid $228,779, including $3,848 for expenses associated with the transaction, in 2005. The remaining $10,000 will be paid upon the earlier of the transfer to us of the broadcast license associated with KMTV-TV, or a $5,000 payment no later than October 15, 2007 and another $5,000 payment no later than October 15, 2008. The acquisition allows us to operate television stations in two growth markets where we already own radio stations and to leverage our market resources to be more effective in serving the communities and advertisers of Tucson and Omaha. The acquisition also adds a new mid-size growth market (Fort Myers/Naples) to our broadcast operations. These are among the factors that contributed to the recognized goodwill.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	ACQUISITIONS (continued)

The unaudited pro forma consolidated condensed statement of earnings information for the first quarter of 2005, set forth below, presents the results of operations as if the acquisition of the three television stations had occurred at the beginning of 2005 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year.

2005
Revenue	$194,952
Earnings from continuing operations	12,410
Earnings per common share from continuing operations
Basic	$0.17
Diluted	0.16

The revised purchase price allocation for this acquisition is as follows:

	Preliminary Purchase Price	Adjustments	Revised Purchase Price
Accounts receivable	$69	$104	$173
Prepaid expenses	3,069	(186)	2,883
Property and equipment	29,119	(1,224)	27,895
Other intangibles	--	677	677
Customer list	--	1,750	1,750
Other assets	13,791	17,051	30,842
Goodwill	140,786	(29,261)	111,525
Broadcast licenses	34,900	24,835	59,735
Network affiliation agreements	28,364	(13,576)	14,788
Accounts payable	(2,103)	(191)	(2,294)
Other current liabilities	(3,075)	154	(2,921)
Other long-term liabilities	(6,141)	(133)	(6,274)

Total purchase price	$238,779	$--	$238,779

The revised purchase price allocation does not reflect the purchase of the broadcast license for KMTV-TV in Omaha; the sale of which is subject to certain FCC regulations.

10	DISCONTINUED OPERATIONS

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. The purchase price, excluding certain real estate holdings that we retained, was $26,144 in cash and resulted in a gain on discontinued operations before income taxes of $8,382, of which $7,919 was recognized in the first quarter of 2005. The revenue of NorthStar for the period December 27, 2004 through the date of sale totaled $4,112.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	DISCONTINUED OPERATIONS

The current and non-current assets and liabilities of discontinued operations in the consolidated condensed balance sheets at March 26, 2006 and December 25, 2005 consisted of the following:

	March 26, 2006	December 25, 2005
Property and equipment	$299	$307

Total non-current assets	$299	$307

Accounts payable	$37	$114
Accrued employee benefits	6	15
Other current liabilities	14	76

Total current liabilities	$57	$205

11	SEGMENT INFORMATION

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

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures from continuing operations for the first quarter ended March 26, 2006 and March 27, 2005 and identifiable total assets at March 26, 2006 and December 25, 2005:

	First Quarter Ended
	March 26, 2006	March 27, 2005
Revenue
Publishing	$79,468	$80,694
Broadcasting	51,638	37,206
Telecommunications	32,831	37,455
Printing services	16,310	18,306
Other	8,813	10,547

	$189,060	$184,208

Operating earnings
Publishing	$7,665	$7,480
Broadcasting	11,586	5,384
Telecommunications	4,211	7,775
Printing services	492	391
Other	67	267

	$24,021	$21,297

Depreciation and amortization
Publishing	$3,381	$3,700
Broadcasting	2,999	2,186
Telecommunications	4,603	4,782
Printing services	471	579
Other	213	192

	$11,667	$11,439

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	SEGMENT INFORMATION (continued)

	First Quarter Ended
	March 26, 2006	March 27, 2005
Capital expenditures
Publishing	$2,118	$2,305
Broadcasting	2,578	2,223
Telecommunications	1,385	1,667
Printing services	575	222
Other	117	82

	$6,773	$6,499

	March 26, 2006	December 25, 2005
		Audited
Identifiable total assets
Publishing	$209,082	$212,058
Broadcasting	614,128	611,418
Telecommunications	93,215	94,575
Printing services	21,652	24,620
Other including corporate and discontinued operations	40,532	41,995

	$978,609	$984,666

12	SUBSEQUENT EVENT

On April 25, 2006, we announced our plan to spin-off to our shareholders our telecommunications business, Norlight Telecommunications, Inc. (“Norlight”). The spin-off will be accomplished through a pro-rata distribution of all of Norlight’s shares to our shareholders. We will announce the record date, the distribution date and the distribution ratio at a later time. Norlight is expected to apply for listing on the NASDAQ Global Market (formerly known as the NASDAQ National Market).

Norlight filed a registration statement with the SEC on April 25, 2006. Completion of the spin-off is subject to the effectiveness of the registration statement and receipt of an opinion from counsel to the effect that the spin-off will qualify as a tax-free transaction for us and our shareholders. Additionally, we intend to submit a request to the Internal Revenue Service seeking a private letter ruling as to the tax-free nature of the spin-off. No other significant approvals are required, and completion of the spin-off is expected to take up to six months.

Our telecommunications segment will be reported as a discontinued operation at the time of the spin-off.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 26, 2006, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and about 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and business-to-business, or enterprise, telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,150 route miles in seven states. Our printing services segment reflects the operations of our printing and kit assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

In the first quarter of 2006, operating earnings increased at our television stations driven by a strong performance at our three new stations acquired in December 2005, an increase in Olympics revenue and a solid start to the year by our Las Vegas station. At our radio stations, we were coming off of a tough comparison in the first quarter of 2005, where revenues had increased 9% over the first quarter of 2004. Our radio stations in Omaha, Knoxville, Boise and Springfield saw increased operating earnings in the first quarter of 2006, and we continue to focus on expense control, with overall radio expenses decreasing 4.5%. Our daily newspaper, which continues to concentrate on controlling expenses, posted a disappointing February and March as overall classified and automobile advertising decreased despite a small increase in retail advertising. Journal Interactive revenues of $2.1 million increased 28.2%. Operating earnings increased at our community newspapers and shoppers due to a decrease in expenses and an increase in revenue from specialty publications, which carry higher profit margins than our existing core products. Overall revenue at our community newspapers and shoppers decreased due to the closure of our Dixie Web printing facility in New Orleans and the reduction in publication revenue in New Orleans due to the impact of Hurricane Katrina. At our telecommunications business, revenue decreased due to the anticipated lower contract pricing in the wholesale business. Our printing services business experienced operating earnings improvement despite the expected lower revenue.

Subsequent Event

On April 25, 2006, we announced our plan to spin-off to our shareholders our telecommunications business, Norlight Telecommunications, Inc. The spin-off will be accomplished through a pro-rata distribution of all of Norlight’s shares to our shareholders. We will announce the record date, the distribution date and the distribution ratio at a later time. Norlight is expected to apply for listing on the NASDAQ Global Market (formerly known as the NASDAQ National Market).

Norlight filed a registration statement with the SEC on April 25, 2006. Completion of the spin-off is subject to the effectiveness of the registration statement and receipt of an opinion from counsel to the effect that the spin-off will qualify as a tax-free transaction for us and our shareholders. Additionally, we intend to submit a request to the Internal Revenue Service seeking a private letter ruling as to the tax-free nature of the spin-off. No other significant approvals are required, and completion of the spin-off is expected to take up to six months.

Our telecommunications segment will be reported as a discontinued operation at the time of the spin-off.

Results of Operations

First Quarter Ended March 26, 2006 compared to First Quarter March 25, 2005

Consolidated

Our consolidated operating revenue from continuing operations in the first quarter of 2006 was $189.1 million, an increase of $4.9 million, or 2.6%, compared to $184.2 million in the first quarter of 2005. Our consolidated operating costs and expenses from continuing operations in the first quarter of 2006 were $108.2 million, a decrease of $0.1 million, or 0.1%, compared to $108.3 million in the first quarter of 2005. Our consolidated selling and administrative expenses from continuing operations in the first quarter of 2006 were $56.9 million, an increase of $2.3 million, or 4.1%, compared to $54.6 million in the first quarter of 2005.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$79.5	42.0%	$80.7	43.8%
Broadcasting	51.7	27.3	37.2	20.2
Telecommunications	32.8	17.4	37.5	20.3
Printing services	16.3	8.6	18.3	10.0
Other	8.8	4.7	10.5	5.7

Total revenue	189.1	100.0	184.2	100.0
Total operating costs and expenses	108.2	57.2	108.3	58.8
Selling and administrative expenses	56.9	30.1	54.6	29.6

Total operating costs and expenses and selling
and administrative expenses	165.1	87.3	162.9	88.4

Total operating earnings	$24.0	12.7%	$21.3	11.6%

The increase in total revenue from continuing operations was due to the contribution from the television operations we acquired in December 2005 and an increase in Olympics advertising revenue at our television stations. These increases were partially offset by a decrease in wholesale revenue at our telecommunications business due to repricings and service disconnections and a decrease in enterprise services revenue due to a reduction in long-distance services and aggressive competition, a decrease in revenue from several computer-related customers in our printing services business, a decrease in postage amounts at our direct marketing services business, a decrease in local advertising at our radio stations, a decrease in other revenue at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans due to the impact of Hurricane Katrina and a decrease in national advertising at our daily newspaper.

The decrease in total operating costs and expenses from continuing operations is due to cost reduction initiatives and lower sales volume at our printing services business, a decrease in postage and freight expenses at our direct marketing services business, a decrease in total operating costs and expenses in enterprise services at our telecommunications business due to the decrease in revenue, a decrease in production costs at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans, a decrease in syndicated programming expense at our television stations and a decrease in technology and programming expenses at our radio stations. These decreases were partially offset by an increase in total operating costs and expenses at the television operations acquired in December 2005 and an increase in total newsprint and paper cost at our publishing businesses.

The increase in selling and administrative expenses from continuing operations is primarily due to the television operations acquired in December 2005 and an increase in relocation, recruitment and legal expenses at our daily newspaper. These increases were partially offset by decreases in legal and bad debt expenses at our community newspapers and shoppers, sales commissions and promotion expenses at our radio stations and marketing, advertising and payroll expenses at our telecommunications business. Included in our total operating costs and expenses was a decrease in employee welfare benefit costs of $0.4 million.

Our consolidated operating earnings from continuing operations in the first quarter of 2006 were $24.0 million, an increase of $2.7 million, or 12.8%, compared to $21.3 million in the first quarter of 2005. The following table presents our operating earnings by segment for the first quarter of 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$7.6	31.9%	$7.5	35.1%
Broadcasting	11.6	48.2	5.4	25.3
Telecommunications	4.2	17.5	7.8	36.5
Printing services	0.5	2.1	0.4	1.8
Other	0.1	0.3	0.2	1.3

Total operating earnings	$24.0	100.0%	$21.3	100.0%

The increase in total operating earnings from continuing operations was primarily due to the contribution from our television stations partially offset by the decrease in revenue and continued competitive pressure at our telecommunications business.

Our consolidated EBITDA in the first quarter of 2006 was $35.7 million, an increase of $3.0 million, or 9.2%, compared to $32.7 million in the first quarter of 2005. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the first quarter of 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$12.3	$17.4
Gain from discontinued operations, net	--	(4.8)
Provision for income taxes	8.1	8.2
Total other expense, net	3.6	0.5
Depreciation	11.1	11.1
Amortization	0.6	0.3

EBITDA	$35.7	$32.7

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, publishing, and printing services segments partially offset by a decrease in operating earnings at our telecommunications and other segments.

Publishing

Revenue from publishing in the first quarter of 2006 was $79.5 million, a decrease of $1.2 million, or 1.5%, compared to $80.7 million in the first quarter of 2005. Operating earnings from publishing in the first quarter of 2006 were $7.6 million, an increase of $0.1 million, or 2.5%, compared to $7.5 million in the first quarter of 2005.

The following table presents our publishing revenue and operating earnings for the first quarter of 2006 and 2005:

	2006			2005
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Revenue	$58.0	$21.5	$79.5	$57.7	$23.0	$80.7	(1.5)

Operating earnings	$6.6	$1.0	$7.6	$7.2	$0.3	$7.5	2.5

The following table, which reflects these changes, presents our publishing revenue by category for the first quarter of 2006 and 2005:

	2006			2005
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$21.3	$12.3	$33.6	$21.0	$12.8	$33.8	(0.4)
Classified	16.4	2.4	18.8	16.7	2.1	18.8	0.1
National	2.5	--	2.5	2.9	--	2.9	(13.3)
Direct Marketing	1.4	--	1.4	1.3	--	1.3	5.2
Other	--	0.4	0.4	--	0.4	0.4	(7.1)

Total advertising revenue .	41.6	15.1	56.7	41.9	15.3	57.2	(0.8)
Circulation revenue	13.0	0.7	13.7	13.2	0.7	13.9	(1.7)
Other revenue	3.4	5.7	9.1	2.6	7.0	9.6	(5.4)

Total revenue	$58.0	$21.5	$79.5	$57.7	$23.0	$80.7	(1.5)

Advertising revenue in the first quarter of 2006 accounted for 71.3% of total publishing revenue compared to 70.9% in the first quarter of 2005.

Retail advertising revenue in first quarter of 2006 was $33.6 million, a decrease of $0.2 million, or 0.4%, compared to $33.8 million in the first quarter of 2005. A $0.5 million decrease in community newspapers and shoppers retail advertising was partially offset by the $0.3 million increase in daily newspaper retail advertising. The $0.5 million decrease at our community newspapers and shoppers was primarily due to a decrease in automotive advertising and the reduction in business at our Louisiana publications from the impact of Hurricane Katrina. The $0.3 million increase at the daily newspaper was primarily due to increases in advertising at Journal Interactive, preprints and shared mail, partially offset by a decrease in retail ROP advertising. The decrease in retail ROP advertising is attributed to decreases in automotive and department store advertising partially offset by increases in insurance and financial services, food and real estate advertising.

Classified advertising revenue in the first quarter of 2006 of $18.8 million was essentially even compared to the first quarter of 2005. The decrease in automotive advertising of $0.9 million was partially offset by increases in real estate advertising of $0.4 million and other advertising of $0.2 million at our daily newspaper, and an increase in other advertising of $0.3 million at our community newspapers and shoppers. Employment advertising, which accounted for 45.0% of classified advertising at the daily newspaper in the first quarter of 2006, was essentially even compared to the first quarter of 2005. The decrease in automotive classified advertising combined with the decrease in retail advertising was $1.6 million, or 29.6%. This decrease is consistent with the national trend.

National advertising revenue in the first quarter of 2006 was $2.5 million, a decrease of $0.4 million, or 13.3%, compared to $2.9 million in first quarter of 2005. The decrease was due to reductions in transportation/airlines and entertainment ROP advertising partially offset by an increase in movies ROP advertising. National preprint advertising decreased due to reductions in business services, communications and manufacturers advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the first quarter of 2006 and 2005:

	2006	2005	Percent Change
Advertising linage (inches):
Full run
Retail	153,874	164,465	(6.4)
Classified	162,022	181,814	(10.9)
National	14,005	13,177	6.3

Total full run	329,901	359,456	(8.2)
Part run	25,350	33,871	(25.2)

Total advertising linage	355,251	393,327	(9.7)

Preprint pieces (in thousands)	208,250	204,872	1.6

Total advertising linage in the first quarter of 2006 decreased 9.7% compared to the first quarter of 2005. Full run advertising linage in the first quarter of 2006 decreased 8.2% compared to the first quarter of 2005 due to a reduction in classified and retail advertising linage partially offset by an increase in national advertising lineage. Retail ROP advertising linage decreased in the automotive, entertainment and furniture store categories. The decrease in classified advertising linage is primarily due to a decrease in automotive advertising. Part run advertising linage decreased in the first quarter of 2006 due to a decrease in automotive zoned classified and overall reductions in the zoned product. Preprint advertising pieces increased 1.6% due to certain large advertisers switching advertising from ROP to preprints.

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers business for the first quarter of 2006 and 2005:

	2006	2005	Percent Change
Full pages of advertising:
Community newspapers	20,770	20,912	(0.7)
Shoppers and specialty products	24,283	25,586	(5.1)

Total full pages of advertising	45,053	46,498	(3.1)

Revenue per page	$297.68	$293.57	1.4

Total full pages of advertising for our community newspapers and shoppers business in the first quarter of 2006 decreased 3.1% compared to the first quarter of 2005. The decrease was due to the reduction in advertising in our Louisiana publications due to the impact of Hurricane Katrina, reformatting certain papers to more efficiently use the amount of available space on each page and the merger of two shoppers into one new shopper. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 1.4% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $1.4 million in the first quarter of 2006, an increase of $0.1 million, or 5.2%, compared to $1.3 million in the first quarter of 2005. The increase was due to an increase in our solo mail initiatives. Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.4 million in the first quarter of 2006 and 2005.

Circulation revenue accounted for 17.2% of total publishing revenue in the first quarter of 2006 and 2005. Circulation revenue in the first quarter of 2006 was $13.7 million, a decrease of $0.2 million, or 1.7%, compared to $13.9 million in the first quarter of 2005. The decrease is primarily due to lower daily average net paid circulation, partially offset by an increase in the Sunday average rate per copy. Circulation revenue was essentially flat at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, commercial delivery, events and commercial printing revenue at our daily newspaper, accounted for 11.5% of total publishing revenue in the first quarter of 2006 compared to 11.9% in the first quarter of 2005. Other revenue in the first quarter of 2006 was $9.1 million, a decrease of $0.5 million, or 5.4%, compared to $9.6 million in the first quarter of 2005. The decrease was due to a $1.3 million decrease at our community newspapers and shoppers primarily due to the closure of our Louisiana printing facility due to the impact of Hurricane Katrina and was partially offset by a $0.8 million increase in commercial delivery revenue and commercial printing revenue at the daily newspaper.

Publishing operating earnings in the first quarter of 2006 were $7.6 million, an increase of $0.1 million, or 2.5%, compared to $7.5 million in the first quarter of 2005. Operating earnings increased $0.7 million in the first quarter of 2006 at our community newspapers and shoppers due to reductions in labor, legal, bad debt and depreciation expenses. Operating earnings decreased $0.6 million at the daily newspaper primarily due to increases in direct expenses, litigation, relocation and recruitment expenses and paper costs. These expense increases were partially offset by lower payroll and employee benefit expenses. Total newsprint and paper cost in the first quarter of 2006 was $10.2 million, a decrease of $0.1 million, or 1.1%, compared to $10.3 million in the first quarter of 2005. Average newsprint pricing per metric ton was up 20.4% and consumption of newsprint tonnage was down by 14.6% at our daily newspaper. In the second quarter of 2005, the daily newspaper switched to lighter basis-weight newsprint.

Broadcasting

Revenue from broadcasting in the first quarter of 2006 was $51.7 million, an increase of $14.5 million, or 38.8%, compared to $37.2 million in the first quarter of 2005. Operating earnings from broadcasting in first quarter of 2006 were $11.6 million, an increase of $6.2 million, or 115.2%, compared to $5.4 million in the first quarter of 2005.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2006 and 2005:

	2006			2005			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$17.6	$34.1	$51.7	$18.2	$19.0	$37.2	38.8

Operating earnings	$3.8	$7.8	$11.6	$3.8	$1.6	$5.4	115.2

Revenue from our radio stations in the first quarter of 2006 was $17.6 million, a decrease of $0.6 million, or 3.5%, compared to $18.2 million in the first quarter of 2005. The decrease was primarily attributed to a $0.6 million decrease in local advertising revenue and a $0.1 million decrease in national revenue, partially offset by a $0.1 million increase in political and issue advertising.

Operating earnings from our radio stations were $3.8 million in the first quarter of 2006 and 2005. The decrease in revenue was offset by decreases in sales commissions, technology, promotion and programming expenses.

Revenue from our television stations in the first quarter of 2006 was $34.1 million, an increase of $15.1 million, or 79.4%, compared to $19.0 million in the first quarter of 2005. The increase was primarily attributed to a $12.7 million contribution from the television operations we acquired in December 2005, a $3.3 million increase in Olympics advertising revenue and a $0.1 million increase in political and issue advertising partially offset by a $1.0 million decrease in national advertising revenue.

Operating earnings from our television stations in the first quarter of 2006 were $7.8 million, an increase of $5.2 million, or 386.2%, compared to $1.6 million in the first quarter of 2005. The increase in operating earnings was primarily due to a $4.2 million contribution from the television operations we acquired in December 2005 and a decrease in syndicated programming and promotion expenses partially offset by an increase in sales, news and technology expenses.

Telecommunications

Revenue from telecommunications in the first quarter of 2006 was $32.8 million, a decrease of $4.7 million, or 12.3%, compared to $37.5 million in the first quarter of 2005. Operating earnings from telecommunications in the first quarter of 2006 were $4.2 million, a decrease of $3.6 million, or 45.8%, compared to $7.8 million in the first quarter of 2005.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the first quarter of 2006 was $17.7 million, a decrease of $2.7 million, or 13.0%, compared to $20.4 million in the first quarter of 2005. The decrease was primarily due to lower prices on customer contract renewals and service disconnections. Monthly recurring revenue from wholesale services at the end of the first quarter of 2006 was $5.3 million compared to $5.8 million at the beginning of the first quarter of 2006 and $6.3 million at the beginning of the first quarter of 2005. During the first quarter of 2006, new circuit connections of $0.6 million in monthly recurring revenue were more than offset by service disconnections and repricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 39.6% and 36.3% of our telecommunications revenue in the first quarter of 2006 and 2005, respectively. As expected, the terms of the new Verizon Business (formerly MCI) contract were fully implemented in mid-March, further reducing monthly recurring revenue, but resulting in a stable Verizon Business run-rate going forward.

Enterprise telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from enterprise services in the first quarter of 2006 was $15.1 million, a decrease of $2.0 million, or 11.5%, compared to $17.1 million in the first quarter of 2005. The decrease was primarily due to a reduction in long-distance revenue and aggressive competition from the Regional Bell Operating Companies. Monthly recurring revenue from enterprise advanced data services at the end of the first quarter of 2006 was $3.3 million, compared to $3.4 million at the beginning of the first quarter of 2006 and $3.4 million at the beginning of the first quarter of 2005.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale revenue and reduced margins due to competitive pricing in the enterprise business. Partially offsetting these revenue decreases were reductions in marketing, advertising and payroll expenses.

Printing Services

Revenue from printing services in the first quarter of 2006 was $16.3 million, a decrease of $2.0 million, or 10.9%, compared to $18.3 million in the first quarter of 2005. Operating earnings from printing services in the first quarter of 2006 were $0.5 million, an increase of $0.1 million, compared to $0.4 million in the first quarter of 2005.

The decrease in printing services revenue was primarily due to a $1.9 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $0.3 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $0.2 million increase in revenue from the printing of publications. Dell accounted for 11.6% and 20.8% of our printing services revenue in the first quarter of 2006 and 2005, respectively. As previously discussed, we expect our revenue from Dell to decline by 85% in 2006 compared to 2005 as we stopped producing software kits for Dell at the end of January 2006. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was primarily attributed to cost reduction initiatives partially offset by reductions in sales volume to computer-related customers.

Other

Other revenue in the first quarter of 2006 was $8.8 million, a decrease of $1.7 million, or 16.4%, compared to $10.5 million in the first quarter of 2005. Other operating earnings in the first quarter of 2006 were $0.1 million, a decrease of $0.1 million, compared to $0.2 million in first quarter of 2005.

The following table presents our other revenue and operating earnings for the first quarter of 2006 and 2005:

	2006			2005
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$9.8	$(1.0)	$8.8	$11.5	$(1.0)	$10.5	(16.4)

Operating earnings	$(0.1)	$0.2	$0.1	$--	$0.2	$0.2	(74.9)

The decrease in other revenue in the first quarter of 2006 compared to the first quarter of 2005 was primarily attributed to a decrease in postage amounts billed to customers at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $4.9 million and $6.8 million of postage amounts billed to customers in the first quarter of 2006 and 2005, respectively.

The decrease in other operating earnings was primarily from the revenue decrease at our direct marketing business.

Non-Operating Income and Taxes

There were no interest income and dividends in the first quarter of 2006 compared to $0.1 million in the first quarter of 2005. Interest expense in the first quarter of 2006 was $3.7 million, an increase of $3.1 million, compared to $0.6 million in the first quarter of 2005. Gross interest expense from borrowings under our credit agreement was $3.6 million in the first quarter of 2006 and $0.5 million in the first quarter of 2005. The increase is primarily due to an increase in debt outstanding relating to the television operations we acquired in December 2005, share repurchase activity and higher short-term interest rates. Amortization of deferred financing fees was $0.1 million in both the first quarter of 2006 and 2005.

The effective tax rate from continuing operations was 39.8% in the first quarter of 2006 and 39.6% in the first quarter of 2005.

Earnings per Share

Our basic and diluted earnings per share in the first quarter of 2006 were $0.17, a decrease of $0.07 and $0.06 compared to basic and diluted earnings per share of $0.24 and $0.23, respectively, in the first quarter of 2005. Our basic and diluted earnings per share from continuing operations were $0.17 in the first quarter of 2006 and 2005. Basic and diluted earnings per share from discontinued operations were $0.07 and $0.06, respectively, in first quarter of 2005.

Discontinued Operations

In January 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The sale price, excluding certain real estate holdings that we retained, was $26.1 million in cash. The operations of NorthStar Print Group have been reflected as discontinued operations for all periods presented in our consolidated condensed financial statements.

Revenue from discontinued operations in the first quarter of 2005 was $4.1 million. Net assets of discontinued operations at March 26, 2006 were $0.2 million. Real estate holdings in Green Bay, WI are to be sold to Multi-Color Corporation upon the achievement of certain environmental standards. Gain from discontinued operations was $4.8 million in the first quarter of 2005. Applicable income tax expense was $3.1 million in the first quarter of 2005.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 26, 2006, we had borrowings of $269.8 million under the facility at a weighted average rate of 5.34%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of March 26, 2006, we are in compliance with all of our material covenants.

Cash balances were $5.7 million at March 26, 2006. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. In April 2006, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the next 18 months. Under the program, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. The action supplements the five million share repurchase authorization approved in February 2005.

Cash Flow

Cash provided by operating activities was $25.7 million in the first quarter of 2006 compared to $29.8 million in the first quarter of 2005. The decrease was primarily due to the decrease in working capital items.

Cash used for investing activities was $6.8 million in the first quarter of 2006 compared to cash provided by investing activities of $18.3 million in first quarter of 2005. Capital expenditures for property and equipment were $6.8 million in the first quarter of 2006 compared to $6.5 million in the first quarter of 2005. Partially offsetting these activities was the benefit from net investing activities of discontinued operations of $24.7 million in the first quarter of 2005.

Cash used for financing activities was $20.0 million in the first quarter of 2006 compared to $47.9 million in the first quarter of 2005. Borrowings under our credit facility during the first quarter of 2006 were $48.8 million and we made payments of $53.6 million. In the first quarter of each of 2006 and 2005, employees purchased $0.6 million worth of our class B common stock under our Employee Stock Purchase Plan. In the first quarter of 2006, we paid $10.9 million to purchase and retire shares of our class A common stock under a share repurchase plan compared to $1.9 million in the first quarter of 2005. We paid cash dividends of $4.9 million and $5.2 million in the first quarter of 2006 and 2005, respectively.

New Accounting Standards

Effective December 26, 2005, we adopted Statement of Financial Accounting Standards Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application transition method. Under the modified prospective application transition method, the fair value and recognition provisions of SFAS No. 123(R) are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. Before we adopted SFAS No. 123(R), we accounted for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Other than for restricted stock, no stock-based employee compensation cost has been reflected in net earnings prior to December 26, 2005.

During the first quarter ended March 26, 2006, we recognized $0.2 million in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the first quarter of 2006 was approximately $0.1 million. We recognize compensation expense on the grants of stock-based compensation awards on a straight-line basis over the service period of each award recipient. As of March 26, 2006, total unrecognized compensation cost related to stock-based compensation awards was approximately $1.5 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.3 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statement of earnings. There was no impact on basic or diluted earnings per share from adopting SFAS No. 123(R).

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 25, 2005

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 25, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Shorewest Realtors Litigation.On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff, Shorewest Realtors, seeks to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers since 1996. Shorewest is seeking disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a motion to dismiss the plaintiff’s claims on July 20, 2005. On October 10, 2005, the court ruled on Journal Sentinel’s amended motion to dismiss.  The court dismissed the plaintiffs’ claims based on breach of contract and breach of the duty of good faith and fair dealing and allowed the plaintiffs to proceed with their other claims. We intend to continue to defend the action vigorously. No litigation reserve has been recorded for this matter.

ITEM 1A.    RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in our Annual Report on Form 10-K for the year ended December 25, 2005. Additionally, as recently announced, we intend to spin-off Norlight, our telecommunications business, to our shareholders. In connection with the spin-off, Norlight filed a Registration Statement on Form 10 (the” Registration Statement”) with the SEC on April 25, 2006. We refer you to the section entitled “Risk Factors” in the Information Statement (which is preliminary and subject to completion) that is included as Exhibit 99 to the Registration Statement for additional risk factors relating to our telecommunications business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2005, we announced a stock repurchase program of up to 5,000,000 of our class A common stock over a term to expire in August 2006. The following table provides information about our repurchases of our class A common stock in the first quarter ended March 26, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2005 to January 22, 2006	375,000	$ 13.67	375,000	1,190,005
January 23 to February 19, 2006	461,730	$ 12.54	461,730	728,275
February 20 to March 26, 2006	--	--	--	728,275

(1)	All shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on February 10, 2005 and commenced on March 14, 2005, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. The repurchase program is expected to expire in August 2006.

In April 2006, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the next 18 months.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: April 27, 2006	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: April 27, 2006	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer