Form 10-Q
period 2006-06-25
JOURNAL COMMUNICATIONS INC
filed 2006-07-31
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number: 1-31805

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer [ X ] Non-accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

Number of shares outstanding of each of the issuer’s classes of common stock as of July 20, 2006 (excluding 8,676,705 shares of class B common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at July 20, 2006
Class A Common Stock	46,110,769
Class B Common Stock	20,980,418
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		June 25, 2006 (Unaudited) and December 25, 2005	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Second Quarter and Two Quarters Ended
		June 25, 2006 and June 26, 2005	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Two Quarters Ended
		June 25, 2006	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Two Quarters Ended June 25, 2006
		and June 26, 2005	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of June 25, 2006	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	29
	Item 4.	Controls and Procedures	29
Part II.	Other Information
	Item 1.	Legal Proceedings	29
	Item 1A.	Risk Factors	29
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 3.	Defaults Upon Senior Securities	30
	Item 4.	Submission of Matters to a Vote of Security Holders	30
	Item 5.	Other Information	31
	Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per-share amounts)

	June 25, 2006	December 25, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,574	$6,864
Receivables, less allowance for doubtful accounts
of $4,281 and $4,581	99,447	90,146
Inventories	8,284	9,647
Prepaid expenses	11,451	14,279
Deferred income taxes	9,860	9,968

TOTAL CURRENT ASSETS	135,616	130,904
Property and equipment, at cost, less accumulated depreciation
of $365,921 and $345,838	312,352	316,911
Goodwill	247,078	276,339
Broadcast licenses	199,670	174,835
Other intangible assets, net	29,350	41,663
Prepaid pension costs	18,316	18,603
Other assets, net	40,041	25,104
Non-current assets of discontinued operations	292	307

TOTAL ASSETS	$982,715	$984,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,928	$40,671
Accrued compensation	16,190	18,094
Accrued employee benefits	11,690	9,722
Deferred revenue	22,963	18,971
Other current liabilities	16,413	15,516
Current liabilities of discontinued operations	--	205
Current portion of long-term liabilities	4,932	5,053

TOTAL CURRENT LIABILITIES	104,116	108,232
Accrued employee benefits	21,285	20,280
Long-term notes payable to banks	274,660	274,545
Deferred income taxes	67,918	65,630
Other long-term liabilities	33,547	31,473
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at June 25, 2006 and December 25, 2005	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at June 25, 2006 and December 25, 2005	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
21,884,929 shares at June 25, 2006 and 26,762,782 shares
at December 25, 2005	305	354
Class A - authorized 170,000,000 shares; issued and outstanding:
45,400,573 shares at June 25, 2006 and 42,188,974 shares
at December 25, 2005	454	422
Additional paid-in capital	340,375	354,005
Unearned compensation	--	(679)
Retained earnings	248,737	239,086
Treasury stock, at cost	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	481,189	484,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$982,715	$984,666

Note: The balance sheet at December 25, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Continuing operations:
Revenue:
Publishing	$79,402	$88,226	$158,870	$168,920
Broadcasting	58,452	42,911	110,090	80,117
Telecommunications	32,067	36,122	64,898	73,577
Printing services	16,686	18,082	32,996	36,388
Other	10,638	12,207	19,451	22,754

Total revenue	197,245	197,548	386,305	381,756
Operating costs and expenses:
Publishing	43,377	44,470	86,408	87,754
Broadcasting	22,397	18,110	44,216	35,451
Telecommunications	21,918	22,499	44,055	45,374
Printing services	14,007	15,293	27,795	31,071
Other	9,058	10,327	16,423	19,320

Total operating costs and expenses	110,757	110,699	218,897	218,970
Selling and administrative expenses	57,152	56,300	114,051	110,940

Total operating costs and expenses and selling
and administrative expenses	167,909	166,999	332,948	329,910

Operating earnings	29,336	30,549	53,357	51,846
Other income and expense:
Interest income and dividends	12	162	29	258
Interest expense	(3,878)	(536)	(7,529)	(1,122)

Total other income and expense	(3,866)	(374)	(7,500)	(864)

Earnings from continuing operations before
income taxes	25,470	30,175	45,857	50,982
Provision for income taxes	10,229	12,049	18,343	20,291

Earnings from continuing operations	15,241	18,126	27,514	30,691
Gain from discontinued operations, net of
tax benefit of $0 and $12, and tax expense
of $0 and $3,061, respectively	--	9	--	4,855

Net earnings	$15,241	$18,135	$27,514	$35,546

Earnings available to class A and B
common shareholders	$14,777	$17,671	$26,586	$34,618

Earnings per share:
Basic:
Continuing operations	$0.22	$0.25	$0.39	$0.41
Discontinued operations	--	--	--	0.07

Net earnings	$0.22	$0.25	$0.39	$0.48

Diluted:
Continuing operations	$0.21	$0.24	$0.38	$0.40
Discontinued operations	--	--	--	0.07

Net earnings	$0.21	$0.24	$0.38	$0.47

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Two Quarters Ended June 25, 2006
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Unearned	Retained	Treasury Stock,	Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Compensation	Earnings	at cost	Total	Income
Balance at December 25, 2005	$-	$33	$354	$422	$354,005	$(679)	$239,086	$(108,715)	$484,506
Net earnings and other comprehensive income							12,273		12,273	$12,273

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,834)		(2,834)
Class A ($0.065 per share)							(1,601)		(1,601)
Issuance of shares:
Conversion of class B to class A			(32)	32					--
Stock grants					26				26
Employee stock purchase plan					567				567
Shares purchased and retired				(8)	(6,672)		(4,237)		(10,917)
Adoption of SFAS 123 (R)					(689)	679			(10)
Stock -based compensation					142		9		151

Balance at March 26, 2006	--	33	322	446	347,379	--	242,232	(108,715)	481,697

Net earnings and other comprehensive income							15,241		15,241	$15,241

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(1,446)		(1,446)
Class A ($0.065 per share)							(2,974)		(2,974)
Issuance of shares:
Conversion of class B to class A			(18)	18					--
Stock grants			1		269				270
Shares purchased and retired				(10)	(7,310)		(3,856)		(11,176)
Stock -based compensation					37		4		41

Balance at June 25, 2006	$--	$33	$305	$454	$340,375	$--	$248,737	$(108,715)	$481,189

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 25, 2006	June 26, 2005
Cash flow from operating activities:
Net earnings	$27,514	$35,546
Less gain from discontinued operations	--	4,855

Earnings from continuing operations	27,514	30,691
Adjustments for non-cash items:
Depreciation	22,396	21,748
Amortization	1,165	656
Provision for doubtful accounts	(352)	677
Deferred income taxes	2,396	200
Net loss (gain) from disposal of assets	21	(92)
Net operating activities of discontinued operations	(205)	(4,388)
Net changes in operating assets and liabilities:
Receivables	(8,844)	(1,141)
Inventories	1,363	696
Accounts payable	(8,934)	(3,722)
Other assets and liabilities	11,824	7,690

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,344	53,015
Cash flow from investing activities:
Capital expenditures for property and equipment	(17,491)	(13,437)
Proceeds from sales of assets	51	501
Purchase price adjustment	--	19
Net investing activities of discontinued operations	--	24,657

NET CASH (USED FOR) PROVIDED BY
INVESTING ACTIVITIES	(17,440)	11,740
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	115,927	97,925
Payments on long-term notes payable to banks	(115,812)	(127,790)
Proceeds from issuance of common stock	567	595
Redemption of common stock, net	(22,093)	(24,592)
Cash dividends	(9,783)	(10,267)

NET CASH USED FOR FINANCING ACTIVITIES	(31,194)	(64,129)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(290)	626
Cash and cash equivalents:
Beginning of year	6,864	6,374

At June 25, 2006 and June 26, 2005	$6,574	$7,000

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the second quarter and two quarters ended June 25, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks. The 2006 fiscal year ends on December 31st and is a 53-week year with a 14-week fourth quarter.

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

Basic and diluted earnings per share are computed as follows:

	Second Quarter Ended		Two Quarters Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Basic earnings:
Earnings from continuing operations	$15,241	$18,126	$27,514	$30,691
Discontinued operations	--	9	--	4,855

Net earnings	15,241	18,135	27,514	35,546
Less dividends on class C common stock	(464)	(464)	(928)	(928)

Earnings available to class A and B
common shareholders	$14,777	$17,671	$26,586	$34,618

Weighted average class A and B
shares outstanding	67,837	71,539	68,101	71,890
Basic earnings per share:
Continuing operations	$0.22	$0.25	$0.39	$0.41
Discontinued operations	--	--	--	0.07

Net earnings	$0.22	$0.25	$0.39	$0.48

Diluted earnings:
Earnings available to class A and B
common shareholders	$14,777	$17,671	$26,586	$34,618
Plus dividends on class C common stock	464	464	928	928

Net earnings	$15,241	$18,135	$27,514	$35,546

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

3	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Weighted average shares outstanding	67,837	71,539	68,101	71,890
Impact of restricted stock	29	12	56	10
Conversion of class C shares	4,452	4,452	4,452	4,452

Adjusted weighted average shares outstanding	72,318	76,003	72,609	76,352

Diluted earnings per share:
Continuing operations	$0.21	$0.24	$0.38	$0.40
Discontinued operations	--	--	--	0.07

Net earnings	$0.21	$0.24	$0.38	$0.47

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

4	STOCK-BASED COMPENSATION

Effective December 26, 2005, we adopted Statement of Financial Accounting Standards Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application transition method. Under the modified prospective application transition method, the fair value and recognition provisions of SFAS No. 123(R) are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. Before we adopted SFAS 123(R), we accounted for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation cost for restricted stock and performance units was reflected in net earnings prior to December 26, 2005.

During the second quarter and two quarters ended June 25, 2006, we recognized $61 and $306, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 25, 2006 was $24 and $122, respectively. We recognize compensation expense based upon the fair value of the award on the grant date on a straight-line basis over the service period. As of June 25, 2006, total unrecognized compensation cost related to stock-based compensation awards was approximately $1,753, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.2 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statement of earnings. There was no impact on basic or diluted earnings per share from adopting SFAS No. 123(R).

Our 2003 Equity Incentive Plan (Plan) allows for equity-based compensation to be granted to employees for achieving designated corporate and individual performance goals and to outside directors as part of their board compensation package. Awards to outside directors may be granted in any one or a combination of stock grants, non-statutory stock options, performance unit grants and stock unit grants. Incentive stock options may be included in the combination granted to employees. Subject to certain adjustments, 6,000,000 shares of our class B common stock are authorized to be issued under the plan. Not more than 3,000,000 shares of our class B common stock may be issued under the plan in the form of stock grants, performance unit grants or stock unit grants.

Non-statutory stock options

The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, but not more than ten years from the grant date. As of June 25, 2006, there are 5,739,744 shares available for issuance in the form of non-statutory stock options under the Plan.

Fair value was calculated using the Black-Scholes option pricing model for options granted in 2004 and 2003. There were no options granted in 2005 or in the two quarters of 2006.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

4	STOCK-BASED COMPENSATION continued

A summary of non-statutory stock option activity during the two quarters of 2006 is:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 26, 2005	65,750	$18.24
Forfeited	(10,500)	18.18

Outstanding at June 25, 2006	55,250	18.28	4.7

Exercisable at June 25, 2006	40,000	17.80	4.7

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the two quarters of 2006 is zero because the fair market value of our class B common stock on June 25, 2006 was lower than the weighted average exercise price of the options.

Stock grants

Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value restricted stock grants at the closing market price of our class A common stock on the grant date. As of June 25, 2006, there are 2,794,994 shares available for issuance in the form of stock grants under the Plan.

A summary of stock grant activity during the two quarters of 2006 is:

	Shares	Weighted Average Fair Value
Outstanding at December 26, 2005	63,250	$16.46
Granted	105,718	12.68
Exercised	(25,123)	11.79
Forfeited	(3,965)	14.32

Outstanding at June 25, 2006	139,880	14.11

Performance unit grants or stock unit grants

Each stock unit entitles the participant to a cash payment equal to the fair market value of one share of our class B common stock and will have a value established by the compensation committee of our board of directors. Each performance unit grant and stock unit grant will be accompanied by restrictions as may be determined in the discretion of the committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were 21,513 performance units granted in 2005. The number of performance units granted is determined by multiplying the participant’s base salary by his or her target percentage of salary, which target ranges by participant from 100% to 50%, then dividing by the initial performance unit value of $100 per unit. A Total Shareholder Return calculation is performed at the end of the performance period, which will be December 31, 2006 for the current performance cycle in place, to determine the value of each performance unit. Each participant will receive an amount payable that ranges between $0 and $150 per performance unit payable 50% in cash and 50% in our class B common stock. At June 25, 2006, there are 20,274 performance units outstanding and no stock units outstanding.

The per share fair value of performance units granted on February 8, 2005 was $48.47 which we determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	3.33%
Expected dividend yield	1.40%
Expected volatility (Journal Communications)	0.22
Expected volatility (S&P 500 index)	0.14

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

4	STOCK-BASED COMPENSATION continued

The average risk-free interest rate is based on the two-year U.S. treasury bond rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined the expected volatility based on historical volatility over two years using daily stock price observation.

In the second quarter of 2006, the cash liability portion of the performance unit grants of $774 was reversed into income because payment of the award is no longer expected to occur. As of June 25, 2006, $341 is accrued for the stock portion of the performance unit awards in accordance with SFAS 123R.

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase shares of our class B common stock at 90% of the fair market value of the stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. During the two quarters of 2006, 40,698 of our class B common shares were sold to employees under this plan at a weighted average fair value of $12.56. As of June 25, 2006, there are 2,837,941 shares available for sale under the plan.

Prior year pro forma expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation”, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

	Second Quarter Ended	Two Quarters Ended
	June 26, 2005	June 26, 2005
Net earnings as reported	$18,135	$35,546
Add compensation cost of restricted stock,
net of related tax effects, included in
the determination of net earnings as reported	65	102
Deduct stock based compensation determined
under fair value-based method, net of related
tax effects:
Stock options	(37)	(74)
Employee stock purchase plan	--	(40)
Restricted stock	(65)	(102)

Pro forma net earnings including the effect of stock
compensation expense	$18,098	$35,432

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.25	$0.48

Pro forma including the effect of stock compensation
expense	$0.25	$0.48

Diluted earnings per share:
As reported	$0.24	$0.47

Pro forma including the effect of stock compensation
expense	$0.24	$0.46

5	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at June 25, 2006 and December 25, 2005 consisted of the following:

	June 25, 2006	December 25, 2005
Paper and supplies	$6,873	$7,673
Work in process	817	1,053
Finished goods	858	1,272
Less obsolescence reserve	(264)	(351)

Inventories, net	$8,284	$9,647

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

6	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of June 25, 2006, we had borrowings of $274,660 under the facility at a weighted average rate of 5.70%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

7	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$1,079	$1,361	$2,353	$2,722
Interest cost	2,212	2,087	4,362	4,174
Expected return on plan assets	(2,552)	(2,544)	(5,104)	(5,088)
Amortization of:
Unrecognized prior service cost	(92)	(119)	(211)	(238)
Unrecognized net loss	393	723	967	1,446
Curtailment credit	(1,682)	--	(1,682)	--

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$(642)	$1,508	$685	$3,016

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$161	$118	$322	$238
Interest cost	444	498	888	1,000
Amortization of:
Unrecognized prior service cost	(27)	58	(54)	116
Unrecognized net transition obligation	137	137	274	274
Unrecognized net loss	193	164	386	328

Net periodic benefit cost included in
selling and administrative expenses	$908	$975	$1,816	$1,956

The curtailment credit is the result of a pension plan amendment adopted on April 27, 2006. The amendment froze participation in the plan for new employees as of April 30, 2006. In addition, most employees eligible to participate in our pension plan will make a one-time irrevocable election to either continue participation in the pension plan or cease the accrual of benefits under the pension plan as of December 31, 2006 and receive a contribution of 3% of eligible wages into the Investment Savings Plan (ISP) beginning in 2007. Future pension benefit accruals will be reduced for participants electing to receive the contribution into their ISP account.

8	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years, the customer lists over a period of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $587 for the second quarter ended June 25, 2006 and $1,165 for the two quarters ended June 25, 2006. Estimated amortization expense for our next five fiscal years is $2,347 for 2006, $2,317 for 2007, $2,257 for 2008, $1,978 for 2009 and $1,607 for 2010.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

8	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 25, 2006 and December 25, 2005 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 25, 2006
Network affiliation agreements	$26,930	$(2,239)	$24,691
Customer lists	21,448	(17,414)	4,034
Non-compete agreements	22,579	(22,566)	13
Other	3,451	(2,839)	612

Total	$74,408	$(45,058)	$29,350

December 25, 2005
Network affiliation agreements	$40,506	$(1,738)	$38,768
Customer lists	19,698	(16,830)	2,868
Non-compete agreements	22,579	(22,552)	27
Other	2,773	(2,773)	--

Total	$85,556	$(43,893)	$41,663

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. There were no changes to the carrying amount of broadcast licenses in the two quarters ended June 25, 2006.

Goodwill

The change in the carrying amount of goodwill in the two quarters ended June 26, 2005 is as follows:

Reporting unit	Goodwill at December 25, 2005	Adjustment to Preliminary Purchase Price Allocation	Goodwill at June 25, 2006
Daily newspaper	$2,084	$--	$2,084
Community newspapers and shoppers	26,095	--	26,095
Broadcasting	247,562	(29,261)	218,301
Telecommunications	188	--	188
Direct marketing services	410	--	410

Total	$276,339	$(29,261)	$247,078

The change to the carrying amount of network affiliation agreements, customer lists, other intangibles, broadcast licenses and goodwill during 2006 represents a revised purchase price allocation for our purchase of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida, ABC-affiliate, KGUN-TV, in Tucson, Arizona and certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, from subsidiaries of Emmis Communications Corporation on December 5, 2005.

9	ACQUISITIONS

All acquisitions are accounted for using the purchase method. Accordingly, the results of operations and cash flows since the respective date of acquisition are included in the consolidated condensed financial statements. On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona from subsidiaries of Emmis Communications Corporation. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, and have begun programming KMTV under a local marketing agreement. The total purchase price for the three stations was $235,000, subject to certain adjustments. We paid $228,779, including $3,848 for expenses associated with the transaction, in 2005. The remaining $10,000 will be paid upon the earlier of the transfer to us of the broadcast license associated with KMTV-TV, or a $5,000 payment no later than October 15, 2007 and another $5,000 payment no later than

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

9	ACQUISITIONS continued

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

The unaudited pro forma consolidated condensed statement of earnings information for the second quarter and two quarters of 2005, set forth below, presents the results of operations as if the acquisition of the three television stations had occurred at the beginning of 2005 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year.

	Second Quarter Ended	Two Quarters Ended
	June 26, 2005	June 26, 2005
Revenue	$208,291	$403,243
Earnings from continuing operations	17,978	30,388
Earnings per common share from continuing operations:
Basic	$0.24	$0.41
Diluted	0.24	0.40

10	DISCONTINUED OPERATIONS

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. The purchase price, excluding certain real estate holdings that we retained, was $26,144 in cash and resulted in a gain on discontinued operations before income taxes of $8,382, of which $7,916 was recognized in the first quarter of 2005. The revenue of NorthStar for the period December 27, 2004 through the date of sale totaled $4,112.

The current and non-current assets and liabilities of discontinued operations in the consolidated condensed balance sheets at June 25, 2006 and December 25, 2005 consisted of the following:

	June 25, 2006	December 25, 2005
Property and equipment	$292	$307

Total non-current assets	$292	$307

Accounts payable	$--	$114
Accrued employee benefits	--	15
Other current liabilities	--	76

Total current liabilities	$--	$205

11	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations conduct their business in the United States. We publish a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 weekly shoppers and community newspapers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and commercial (previously referred to as business-to-business or enterprise) telecommunications services provided through a high speed fiber optic telecommunications network that covers about 4,600 route miles in seven states, of which we operate about 4,240 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

11	SEGMENT INFORMATION continued

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures for the second quarter and two quarters ended June 25, 2006 and June 26, 2005 and identifiable total assets at June 25, 2006 and December 25, 2005:

	Second Quarter Ended		Two Quarters Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Revenue
Publishing	$79,402	$88,226	$158,870	$168,920
Broadcasting	58,452	42,911	110,090	80,117
Telecommunications	32,067	36,122	64,898	73,577
Printing services	16,686	18,082	32,996	36,388
Other	10,638	12,207	19,451	22,754

	$197,245	$197,548	$386,305	$381,756

Operating earnings
Publishing	$8,459	$14,342	$16,124	$21,822
Broadcasting	16,159	8,920	27,745	14,304
Telecommunications	2,672	6,659	6,883	14,434
Printing services	530	389	1,022	780
Other	1,516	239	1,583	506

	$29,336	$30,549	$53,357	$51,846

Depreciation and amortization
Publishing	$3,391	$3,487	$6,772	$7,187
Broadcasting	3,226	2,190	6,225	4,376
Telecommunications	4,582	4,575	9,185	9,357
Printing services	479	521	950	1,100
Other	216	192	429	384

	$11,894	$10,965	$23,561	$22,404

Capital expenditures
Publishing	$1,513	$2,399	$3,631	$4,704
Broadcasting	2,462	1,767	5,040	3,990
Telecommunications	6,040	2,347	7,425	4,014
Printing services	320	133	895	355
Other	383	292	500	374

	$10,718	$6,938	$17,491	$13,437

	June 25, 2006	December 25, 2005
		Audited
Identifiable total assets
Publishing	$211,097	$212,058
Broadcasting	614,490	611,418
Telecommunications	94,039	94,575
Printing services	21,244	24,620
Other and discontinued operations	41,845	41,995

	$982,715	$984,666

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 25, 2006, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

•	changes in advertising demand or the buying strategies of advertisers;
•	changes in newsprint prices and other costs of materials;
•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);
•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;
•	the availability of quality broadcast programming at competitive prices;
•	changes in network affiliation agreements;
•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;
•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;
•	effects of the rapidly changing nature of the publishing, broadcasting, telecommunications and printing industries, including general business issues, competitive issues and the introduction of new technologies;
•	effects of bankruptcies on customers for our telecommunications wholesale services;
•	the ability of regional telecommunications companies to expand service offerings to include intra-exchange services;
•	effects of potential acquisitions of or mergers of telecommunications companies or advertisers;
•	the proposed spin-off of the common stock of Norlight Telecommunications, Inc. to our shareholders;
•	changes in interest rates;
•	the outcome of pending or future litigation;
•	energy costs;
•	the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and
•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and about 90 community newspapers and shoppers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and commercial (previously referred to as business-to-business or enterprise) telecommunications services provided through a high speed fiber optic telecommunications network that covers about 4,600 route miles in seven states. Our printing services segment reflects the operations of our printing and kit assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

In the second quarter of 2006, there were a number of unusual items reported that had a cumulative net negative impact of $3.0 million on operating earnings, $1.8 million on net earnings and $0.02 on diluted earnings per share. These items were (i) a $5.1 million reduction of revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel from a proposed settlement in the Shorewest class action litigation and a voluntary offer made to preprint advertisers related to changes reported in 2003 and 2004 net paid circulation, and (ii) a reserve of $0.7 million for litigation related expenses which were partially offset by a one-time curtailment credit of $1.7 million related to a pension plan amendment and $1.1 million in insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina.

Our broadcasting business again delivered a solid performance while weakness persisted in our publishing business. Our television stations’ performance was strong, led by our Las Vegas market, with significant contributions from our three new stations as well as improvement in all but one of our other TV markets. Additionally, radio revenue rebounded in the last two months of the quarter and our radio stations continued to improve margins by containing their costs. The daily newspaper continues to be challenged by a decline in classified advertising, particularly in the automotive category. Interactive revenue, however, was up nearly 29% to $2.3 million in the quarter. Our daily newspaper’s continued focus on expense control resulted in total operating expenses increasing less than 1%. Our telecommunications business continues to be impacted by the anticipated lower contract pricing in the wholesale business and significant competitive pricing pressure in the commercial business, which has resulted in decreased revenues and operating earnings. Operating earnings increased at our community newspapers and shoppers due to proceeds from a business interruption claim and overall expense reductions while revenue decreased due to the closure of our Dixie Web printing facility in New Orleans in late 2005 and the reduction in publication revenue in New Orleans due to the impact of Hurricane Katrina. Our printing services business experienced operating earnings improvement despite the expected lower revenue.

On April 25, 2006, we announced a plan to spin-off our telecommunications business, Norlight Telecommunications, Inc., as an independent public company, which will allow us to concentrate greater managerial and financial resources on our diversified local media businesses and enable Norlight to concentrate on the growth of its communications business. We believe Norlight will benefit from greater operational and financial flexibility to take advantage of growth opportunities in its industry. Completion of the spin-off is subject to the effectiveness of the Norlight registration statement and receipt of an opinion from counsel as to the tax-free nature of the transaction. We are currently on track for completion of the spin-off, which is expected to take up to six months from the April filing of the registration statement. We will continue to support our telecommunications business, attempt to optimize its results and position it well for its future.

Results of Operations

Second Quarter Ended June 25, 2006 compared to Second Quarter Ended June 26, 2005

Consolidated

Our consolidated revenue from continuing operations in the second quarter of 2006 was $197.2 million, a decrease of $0.3 million, or 0.2%, compared to $197.5 million in the second quarter of 2005. Our consolidated operating costs and expenses from continuing operations in the second quarter of 2006 and 2005 were $110.7 million. Our consolidated selling and administrative expenses from continuing operations in the second quarter of 2006 were $57.2 million, an increase of $0.9 million, or 1.5%, compared to $56.3 million in the second quarter of 2005.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Revenue from continuing operations:
Publishing	$79.4	40.3%	$88.2	44.7%
Broadcasting	58.4	29.6	42.9	21.7
Telecommunications	32.1	16.3	36.1	18.3
Printing services	16.7	8.4	18.1	9.1
Other	10.6	5.4	12.2	6.2

Total revenue	197.2	100.0	197.5	100.0
Total operating costs and expenses	110.7	56.1	110.7	56.0
Selling and administrative expenses	57.2	29.0	56.3	28.5

Total operating costs and expenses and selling
and administrative expenses	167.9	85.1	167.0	84.5

Total operating earnings	$29.3	14.9%	$30.5	15.5%

The decrease in total revenue from continuing operations was due to the reduction in revenue at our daily newspaper for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement with a classified advertiser as well as a voluntary offer made to preprint advertisers, a decrease in wholesale revenue at our telecommunications business due to service disconnections and repricings, a decrease in commercial services revenue at our telecommunications business due to a reduction in long-distance services and aggressive competition, a decrease in automotive advertising at our daily newspaper, a decrease in revenue from several computer-related customers in our printing services business, a decrease in postage revenue at our direct marketing services business and a decrease in other revenue at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans in late 2005. These revenue decreases were partially offset by the contribution from the television operations we acquired in December 2005, an increase in local advertising at our television stations and political and issue advertising at our television and radio stations.

Total operating costs and expenses from continuing operations in the second quarter of 2006 were essentially even compared to the second quarter of 2005.

The increase in selling and administrative expenses from continuing operations is primarily due to the television operations acquired in December 2005, spin-off related expenses at our telecommunications business and litigation related expenses at our daily newspaper partially offset by a pension plan curtailment credit at our publishing and broadcasting businesses and by insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina at our community newspapers and shoppers business.

Our consolidated operating earnings from continuing operations in the second quarter of 2006 were $29.3 million, a decrease of $1.2 million, or 4.0%, compared to $30.5 million in the second quarter of 2005. The following table presents our operating earnings by segment for the second quarter of 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Continuing operations:
Publishing	$8.5	28.8%	$14.3	46.9%
Broadcasting	16.1	55.1	8.9	29.2
Telecommunications	2.7	9.1	6.7	21.8
Printing services	0.5	1.8	0.4	1.3
Other	1.5	5.2	0.2	0.8

Total operating earnings	$29.3	100.0%	$30.5	100.0%

The decrease in total operating earnings from continuing operations was primarily due to the operating earnings impact from a reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement as well as a voluntary offer made to preprint advertisers and settlement-related litigation expenses at our daily newspaper and the decrease in revenue and spin-off related expenses at our telecommunications business. Partially offsetting these operating earnings decreases were the contribution from the television operations we acquired in December 2005, a pension plan curtailment credit, insurance proceeds received from a business interruption claim at our community newspapers and shoppers business and a reversal of previously recognized incentive compensation expense.

Our consolidated EBITDA in the second quarter of 2006 was $41.2 million, a decrease of $0.3 million, or 0.7%, compared to $41.5 million in the second quarter of 2005. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA as one of the measures of our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the second quarter of 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$15.2	$18.1
Provision for income taxes	10.2	12.0
Total other expense	3.9	0.4
Depreciation	11.3	10.7
Amortization	0.6	0.3

EBITDA	$41.2	$41.5

The decrease in EBITDA is consistent with decreases in operating earnings in our publishing, telecommunications and printing services segments partially offset by an increase in operating earnings at our broadcasting and other segments for the reasons described above.

Publishing

Revenue from publishing in the second quarter of 2006 was $79.4 million, a decrease of $8.8 million, or 10.0%, compared to $88.2 million in the second quarter of 2005. Operating earnings from publishing were $8.5 million, a decrease of $5.8 million, or 41.0%, compared to $14.3 million in the second quarter of 2005.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2006 and 2005:

	2006			2005
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$18.5	$14.3	$32.8	$24.0	$14.9	$38.9	(15.5)
Classified	16.8	3.1	19.9	18.8	2.9	21.7	(8.1)
National	2.7	--	2.7	2.7	--	2.7	--
Direct Marketing	1.5	--	1.5	1.7	--	1.7	(13.5)
Other	--	0.2	0.2	--	0.2	0.2	--

Total advertising revenue .	39.5	17.6	57.1	47.2	18.0	65.2	(12.4)
Circulation revenue	12.8	0.7	13.5	13.3	0.7	14.0	(3.4)
Other revenue	2.4	6.4	8.8	1.4	7.6	9.0	(2.9)

Total revenue	$54.7	$24.7	$79.4	$61.9	$26.3	$88.2	(10.0)

Operating earnings	$4.5	$4.0	$8.5	$12.0	$2.3	$14.3	(41.0)

Advertising revenue in the second quarter of 2006 accounted for 71.9% of total publishing revenue compared to 73.9% in the second quarter of 2005.

Retail advertising revenue in the second quarter of 2006 was $32.8 million, a decrease of $6.1 million, or 15.5%, compared to $38.9 million in the second quarter of 2005. The $5.5 million decrease at our daily newspaper was primarily due to a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement with a classified advertiser as well as a voluntary offer made to preprint advertisers related to changes made in 2003 and 2004 reported net paid circulation numbers. Excluding this reduction in revenue, retail advertising revenue decreased $0.4 million due to decreases in ROP (run-of-press) and shared mail, partially offset by increases in preprints and online advertising. The decrease in retail ROP advertising is attributed to decreases in the automotive, health services, communications and entertainment categories partially offset by increases in the building/hardware/lawn and garden and food categories. The $0.6 million decrease at our community newspapers and shoppers was primarily due to a decrease in automotive advertising and the reduction in business at our Louisiana publications.

Classified advertising revenue in the second quarter of 2006 was $19.9 million, a decrease of $1.8 million, or 8.1%, compared to $21.7 million in the second quarter of 2005. The $2.0 million decrease at our daily newspaper was primarily due to decreases in automotive advertising of $1.5 million, employment advertising of $0.4 million and other advertising of $0.1 million. Employment advertising accounted for 41.3% of classified advertising at the daily newspaper in the second quarter of 2006. The combined decrease in automotive classified and retail advertising in the second quarter of 2006 was $2.0 million, or 33.8%, compared to the second quarter of 2005. This decrease is consistent with the national trend. The $0.2 million increase at our community newspapers and shoppers is primarily due to the cross-sell program established with the daily newspaper.

National advertising revenue in the second quarter of 2006 of $2.7 million was essentially even compared to the second quarter of 2005.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the second quarter of 2006 and 2005:

	2006	2005	Percent Change
Advertising linage (inches):
Full run
Retail	172,497	179,538	(3.9)
Classified	174,169	212,224	(17.9)
National	14,829	11,566	28.2

Total full run	361,495	403,328	(10.4)
Part run	31,542	46,458	(32.1)

Total advertising linage	393,037	449,786	(12.6)

Preprint pieces (in thousands)	215,474	216,765	(0.6)

Total advertising linage in the second quarter of 2006 decreased 12.6% compared to the second quarter of 2005. Full run advertising linage in the second quarter of 2006 decreased 10.4% compared to the second quarter of 2005 due to a reduction in classified and retail advertising linage partially offset by an increase in national advertising lineage. The decrease in classified advertising linage is primarily due to a decrease in the automotive category. Retail ROP advertising linage primarily decreased in the automotive, health services and communication categories. National advertising linage primarily increased in the business services category. Part run advertising linage decreased 32.1% in the second quarter of 2006 due to a decrease in automotive zoned classifieds. Preprint advertising pieces decreased 0.6% in the second quarter of 2006 compared to the second quarter of 2005.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the second quarter of 2006 and 2005:

	2006	2005	Percent Change
Full pages of advertising:
Community newspapers	23,173	23,752	(2.4)
Shoppers and specialty products	27,575	28,725	(4.0)

Total full pages of advertising	50,748	52,477	(3.3)

Revenue per page	$311.64	$310.54	0.4

Total full pages of advertising for our community newspapers and shoppers business in the second quarter of 2006 decreased 3.3% compared to the second quarter of 2005. The decrease was due to the reduction in advertising in our Louisiana publications due to the impact of Hurricane Katrina, reformatting certain papers to more efficiently use the amount of available space on each page and the change from offering two shoppers in one of our markets to offering one new shopper in that market. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 0.4% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $1.5 million, a decrease of $0.2 million, or 13.5%, compared to $1.7 million in the second quarter of 2005. The decrease was due to a reduction in our solo mail initiatives.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.2 million in the second quarter of 2006 and 2005.

Total retail and classified Journal Interactive revenue at our daily newspaper was $2.3 million in the second quarter of 2006, an increase of $0.5 million, or 29.4%, compared to $1.8 million in the second quarter of 2005. During the second quarter of 2006, our daily newspaper continued investing in online products by launching eight new web sites.

Circulation revenue in the second quarter of 2006 accounted for 17.0% of total publishing revenue compared to 15.9% in the second quarter of 2005. Circulation revenue of $13.5 million in the second quarter of 2006 decreased $0.5 million, or 3.4%, compared to $14.0 million in the second quarter of 2005 primarily due to a lower daily average rate per copy and a decrease in Sunday average net paid circulation at our daily newspaper. Circulation revenue was flat at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, commercial delivery, events and commercial printing revenue at our daily newspaper, accounted for 11.1% of total publishing revenue in the second quarter of 2006 compared to 10.2% in the second quarter of 2005. Other revenue of $8.8 million in the second quarter of 2006 decreased $0.2 million, or 2.9%, compared to $9.0 million in the second quarter of 2005. A $1.6 million decrease at our community newspapers and shoppers due to the closure of our Louisiana printing facility in late 2005 was partially offset by a $1.0 million increase in commercial printing, commercial delivery and other revenue at the daily newspaper and $0.4 million in new commercial printing revenue at our community newspapers and shoppers business.

Publishing operating earnings in the second quarter of 2006 were $8.5 million, a decrease of $5.8 million, or 41.0%, compared to $14.3 million in the second quarter of 2005. Operating earnings decreased $7.5 million at the daily newspaper primarily due to a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement and a voluntary offer made to preprint advertisers, a $0.8 million increase in direct expenses, $0.7 million increase in litigation related expenses related to the settlement and an increase in workers’ compensation costs. These expenses were partially offset by a decrease in benefit expenses, including a $0.7 million pension plan curtailment credit, and a decrease in payroll expenses reflecting a decline in full-time employees. Operating earnings increased $1.7 million in the second quarter of 2006 at our community newspapers and shoppers due to $1.1 million in insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina, a $0.4 million pension plan curtailment credit and reductions in bad debt and depreciation expenses partially offset by an increase in benefit expenses. Total newsprint and paper costs for our publishing businesses in the second quarter of 2006 was $11.4 million, a decrease of $0.2 million, or 1.9%, compared to $11.6 million in the second quarter of 2005 primarily due to the closure of our Louisiana printing facility in New Orleans in late 2005. Partially offsetting this savings was an 11.3% increase in average newsprint pricing per metric ton at our daily newspaper and community newspapers and shoppers. Consumption of metric tonnes of newsprint in the second quarter of 2006 decreased 11.6% compared to the second quarter of 2005 due to the closure of our Louisiana printing facility and the switch to a lighter basis-weight newsprint by the daily newspaper.

Broadcasting

Revenue from broadcasting in the second quarter of 2006 was $58.4 million, an increase of $15.5 million, or 36.2%, compared to $42.9 million in the second quarter of 2005. Operating earnings from broadcasting in the second quarter of 2006 were $16.1 million, an increase of $7.2 million, or 81.2%, compared to $8.9 million in the second quarter of 2005.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2006 and 2005:

	2006			2005			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$22.1	$36.3	$58.4	$21.4	$21.5	$42.9	36.2

Operating earnings	$6.8	$9.3	$16.1	$5.4	$3.5	$8.9	81.2

Revenue from our radio stations in the second quarter of 2006 was $22.1 million, an increase of $0.7 million, or 3.3%, compared to $21.4 million in the second quarter of 2005. The increase was attributed to a $0.2 million increase in political and issue advertising revenue, a $0.2 million increase in other revenue, a $0.2 million increase in national advertising revenue and a $0.1 million increase in local advertising revenue.

Operating earnings from our radio stations in the second quarter of 2006 were $6.8 million, an increase of $1.4 million, or 25.9%, compared to $5.4 million in the second quarter of 2005. The increase in operating earnings was primarily due to the increase in revenue, a decrease in technology expenses, a $0.2 million pension plan curtailment credit and a decrease in promotional expenses partially offset by an increase in sales and programming expenses.

Revenue from our television stations in the second quarter of 2006 was $36.3 million, an increase of $14.8 million, or 68.8%, compared to $21.5 million in the second quarter of 2005. The increase was primarily due to a $14.2 million contribution from the television operations we acquired in December 2005 and on a same station basis, a $1.1 million increase in local advertising revenue and a $0.5 million increase in political and issue advertising partially offset by a $0.9 million decrease in national advertising revenue and a $0.1 million decrease in other revenue.

Operating earnings from our television stations in the second quarter of 2006 were $9.3 million, an increase of $5.8 million, or 165.7%, compared to $3.5 million in the second quarter of 2005. The increase in operating earnings was primarily due to a $5.2 million contribution from the television operations we acquired in December 2005, a decrease in syndicated programming expenses, a $0.3 million pension plan curtailment credit and a decrease in news expenses partially offset by an increase in sales, incentive compensation and technology expenses.

Telecommunications

Revenue from telecommunications in the second quarter of 2006 was $32.1 million, a decrease of $4.0 million, or 11.2%, compared to $36.1 million in the second quarter of 2005. Operating earnings from telecommunications in the second quarter of 2006 were $2.7 million, a decrease of $4.0 million, or 59.9%, compared to $6.7 million in the second quarter of 2005.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the second quarter of 2006 was $17.1 million, a decrease of $2.4 million, or 12.3%, compared to $19.5 million in the second quarter of 2005. The decrease was primarily due to anticipated service disconnections and lower prices on customer contract renewals. Monthly recurring revenue from wholesale services was $5.3 million at the end and beginning of the second quarter of 2006 and $6.1 million at the end of the second quarter of 2005. During the second quarter of 2006, new circuit connections of $0.3 million in monthly recurring revenue were offset by service disconnections and repricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 36.9% and 37.5% of our telecommunications revenue in the second quarter of 2006 and 2005, respectively. As expected, the terms of the new Verizon Business contract were fully implemented in mid-March 2006, further reducing monthly recurring revenue as part of a new long-term agreement.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from commercial services in the second quarter of 2006 was $15.0 million, a decrease of $1.6 million, or 10.1%, compared to $16.6 million in the second quarter of 2005. The decrease was primarily due to a reduction in long-distance revenue, the loss of several significant customers and aggressive competition from the Regional Bell Operating Companies. Monthly recurring revenue from commercial advanced data services was $3.3 million at the end and beginning of the second quarter of 2006 and $3.4 million at the end of the second quarter of 2005.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale and commercial revenue, reduced margins due to competitive pricing in the commercial business and approximately $1.0 million in spin-off related expenses. Partially offsetting these operating earnings decreases were reductions in marketing and advertising expenses.

On April 25, 2006, we announced a plan to spin-off our telecommunications business, Norlight Telecommunications, Inc., as an independent public company, which will allow us to concentrate greater managerial and financial resources on our diversified local media businesses and enable Norlight to concentrate on the growth of its communications business.

Printing Services

Revenue from printing services in the second quarter of 2006 was $16.7 million, a decrease of $1.4 million, or 7.7%, compared to $18.1 million in the second quarter of 2005. Operating earnings from printing services in the second quarter of 2006 were $0.5 million, an increase of $0.1 million, or 36.2%, compared to $0.4 million in the second quarter of 2005.

The decrease in printing services revenue was primarily due to a $2.2 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $1.0 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $1.8 million increase in revenue from the printing of publications. Dell accounted for 6.8% and 18.2% of our printing services revenue in the second quarter of 2006 and 2005, respectively. As previously discussed, we have fully exited the Dell software business, which will continue to result in revenue decreases in 2006 compared to 2005. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was primarily attributed to a decrease in payroll, benefits, and depreciation expenses partially offset by reductions in sales volume to computer-related customers.

Other

Other revenue in the second quarter of 2006 was $10.6 million, a decrease of $1.6 million, or 12.9%, compared to $12.2 million in the second quarter of 2005. Other operating earnings in the second quarter of 2006 were $1.5 million, an increase of $1.3 million compared to operating earnings of $0.2 million in the second quarter of 2005.

The following table presents our other revenue and operating earnings for the second quarter of 2006 and 2005:

	2006			2005
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$11.6	$(1.0)	$10.6	$13.3	$(1.1)	$12.2	(12.9)

Operating earnings	$(0.2)	$1.7	$1.5	$0.4	$(0.2)	$0.2	534.3

The decrease in other revenue in the second quarter of 2006 compared to the second quarter of 2005 was primarily attributed to a decrease in postage amounts billed to customers at our direct marketing services business due to the loss of a customer. Included in revenue and operating costs and expenses from our direct marketing services business is $6.4 million and $8.0 million of postage amounts billed to customers in the second quarter of 2006 and 2005, respectively.

The increase in other operating earnings was primarily due to a reversal of previously recognized incentive compensation expense and a decrease in corporate welfare benefit expenses partially offset by the decrease in revenue and an increase in payroll, bad debt and commission expenses at our direct marketing services business.

Other Income and Expense and Taxes

Interest income and dividends were insignificant in the second quarter of 2006 compared to $0.2 million in the second quarter of 2005. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $3.8 million in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. The increase is primarily due to an increase in debt outstanding related to the television operations we acquired in December 2005, share repurchase activity and higher short-term interest rates. Amortization of deferred financing costs was $0.1 million in the second quarter of 2006 and 2005.

The effective tax rate for continuing operations was 40.2% in the second quarter of 2006 and 39.9% in the second quarter of 2005.

Net Earnings

Our net earnings in the second quarter of 2006 were $15.2 million, a decrease of $2.9 million, or 16.0% compared to $18.1 million in the second quarter of 2005. The decrease was primarily attributable to the decline in operating earnings and the increase in interest expense for the reasons described above.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.22 and $0.21, respectively, for the second quarter of 2006 compared to basic and diluted earnings per share from continuing operations of $0.25 and $0.24, respectively, for the second quarter of 2005.

Two Quarters Ended June 25, 2006 compared to Two Quarters Ended June 26, 2005

Consolidated

Our consolidated revenue from continuing operations in the two quarters of 2006 was $386.3 million, an increase of $4.6 million, or 1.2%, compared to $381.7 million in the two quarters of 2005. Our consolidated operating costs and expenses from continuing operations in the two quarters of 2006 of $218.9 million were essentially even compared to $219.0 million in the two quarters of 2005. Our consolidated selling and administrative expenses from continuing operations in the two quarters of 2006 were $114.0 million, an increase of $3.1 million, or 2.8%, compared to $110.9 million in the two quarters of 2005.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Revenue from continuing operations:
Publishing	$158.9	41.1%	$168.9	44.2%
Broadcasting	110.1	28.5	80.1	21.0
Telecommunications	64.9	16.8	73.6	19.3
Printing services	33.0	8.6	36.4	9.5
Other	19.4	5.0	22.7	6.0

Total revenue	386.3	100.0	381.7	100.0
Total operating costs and expenses	218.9	56.7	219.0	57.4
Selling and administrative expenses	114.0	29.5	110.9	29.0

Total operating costs and expenses and selling
and administrative expenses	332.9	86.2	329.9	86.4

Total operating earnings	$53.4	13.8%	$51.8	13.6%

The increase in total revenue from continuing operations was due to the contribution from the television operations we acquired in December 2005, Olympic advertising revenue at our NBC affiliates and an increase in local advertising at our television stations. These revenue increases were partially offset by the reduction in revenue at our daily newspaper for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement with a classified advertiser as well as a voluntary offer made to preprint advertisers, a decrease in wholesale revenue at our telecommunications business due to service disconnections and repricings, a decrease in revenue from several computer-related customers in our printing services business, a decrease in automotive advertising at our daily newspaper, a decrease in postage revenue at our direct marketing services business, a decrease in commercial services revenue at our telecommunications business due to a reduction in long-distance services and aggressive competition and decreases in other and retail advertising revenue at our community newspapers and shoppers due to the reduction in business and closure of our Louisiana printing facility in New Orleans in late 2005.

Total operating costs and expenses from continuing operations in the two quarters of 2006 were essentially even compared to the second quarter of 2005. A decrease in postage and freight expense at our direct marketing services business, a decrease in total operating costs and expenses at our printing services business due to the decrease in revenue, a decrease in production costs at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans, a decrease in operating costs and expenses in commercial services at our telecommunications business due to the decrease in revenue and a decrease in syndicated programming expenses at our television stations was offset by an increase in total operating costs and expenses at the television operations acquired in December 2005.

The increase in selling and administrative expenses from continuing operations is primarily due to the television operations acquired in December 2005 partially offset by a pension plan curtailment credit at our publishing and broadcasting businesses, insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina at our community newspapers and shoppers business and a decrease in incentive compensation expense and corporate welfare benefit expenses.

Our consolidated operating earnings from continuing operations in the two quarters of 2006 were $53.4 million, an increase of $1.6 million, or 2.9%, compared to $51.8 million in the two quarters of 2005.

The following table presents our operating earnings by segment for the two quarters of 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Continuing operations:
Publishing	$16.1	30.2%	$21.8	42.1%
Broadcasting	27.8	52.0	14.3	27.6
Telecommunications	6.9	12.9	14.4	27.8
Printing services	1.0	1.9	0.8	1.5
Other	1.6	3.0	0.5	1.0

Total operating earnings	$53.4	100.0%	$51.8	100.0%

The increase in total operating earnings from continuing operations was primarily due to the contribution from the television operations we acquired in December 2005, a pension plan curtailment credit, cost control initiatives at our radio and television stations, insurance proceeds received from a business interruption claim at our community newspapers and shoppers business and a reversal of previously recognized incentive compensation expense. Partially offsetting these operating earnings increases were a decrease in revenue and operating earnings at our telecommunications business, a reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement and litigation related expenses at our daily newspaper and spin-off related expenses at our telecommunications business.

Our consolidated EBITDA in the two quarters of 2006 was $76.9 million, an increase of $2.7 million, or 3.6%, compared to $74.2 million in the two quarters of 2005. The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the two quarters of 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$27.5	$35.5
Gain from discontinued operations, net	--	(4.9)
Provision for income taxes	18.3	20.3
Total other expense	7.5	0.9
Depreciation	22.4	21.7
Amortization	1.2	0.7

EBITDA	$76.9	$74.2

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, other and printing services segments partially offset by a decrease in operating earnings at our telecommunications and publishing segments for the two quarters of 2006 for the reasons described above.

Publishing

Revenue from publishing in the two quarters of 2006 was $158.9 million, a decrease of $10.0 million, or 5.9%, compared to $168.9 million in the two quarters of 2005. Operating earnings from publishing were $16.1 million, a decrease of $5.7 million, or 26.1%, compared to $21.8 million in the two quarters of 2005.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2005 and 2006:

	2006			2005
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$39.9	$26.6	$66.5	$45.0	$27.7	$72.7	(8.5)
Classified	33.2	5.5	38.7	35.5	5.0	40.5	(4.3)
National	5.1	--	5.1	5.6	--	5.6	(8.4)
Direct Marketing	2.9	--	2.9	3.0	--	3.0	(5.3)
Other	--	0.6	0.6	--	0.6	0.6	(2.7)

Total advertising revenue .	81.1	32.7	113.8	89.1	33.3	122.4	(7.0)
Circulation revenue	25.7	1.5	27.2	26.5	1.4	27.9	(2.5)
Other revenue	5.9	12.0	17.9	4.1	14.5	18.6	(4.2)

Total revenue	$112.7	$46.2	$158.9	$119.7	$49.2	$168.9	(5.9)

Operating earnings	$11.1	$5.0	$16.1	$19.2	$2.6	$21.8	(26.1)

Advertising revenue in the two quarters of 2006 accounted for 71.6% of total publishing revenue compared to 72.5% in the two quarters of 2005.

Retail advertising revenue in the two quarters of 2006 was $66.5 million, a decrease of $6.2 million, or 8.5%, compared to $72.7 million in the two quarters of 2005. The $5.1 million decrease at our daily newspaper was due to a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement with a classified advertiser as well as a voluntary offer made to preprint advertisers related to changes made in 2003 and 2004 reported net paid circulation numbers. The $1.1 million decrease at our community newspapers and shoppers was primarily due to the reduction in business at our Louisiana publications and a decrease in automotive advertising.

Classified advertising revenue in the two quarters of 2006 was $38.7 million, a decrease of $1.8 million, or 4.3%, compared to $40.5 million in the two quarters of 2005. The $2.3 million decrease at our daily newspaper was primarily due to a $2.5 million decrease in automotive advertising and a decrease in employment advertising partially offset by a $0.5 million increase in real estate advertising. Employment advertising, which accounted for 43.1% of classified advertising at the daily newspaper in the two quarters of 2006, decreased $0.3 million compared to the two quarters of 2005. The combined decrease in automotive classified and retail advertising in the two quarters of 2006 was $3.7 million, or 31.8%, compared to the two quarters of 2005. This decrease is consistent with the national trend. The $0.5 million increase at our community newspapers and shoppers is primarily due to the cross-sell program established with the daily newspaper.

National advertising revenue in the two quarters of 2006 was $5.1 million, a decrease of $0.5 million, or 8.4%, compared to $5.6 million for the two quarters of 2005. The decrease was primarily due to decreases in the entertainment, transportation, and other categories partially offset by an increase in the business services and communications categories.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail pieces for the two quarters of 2006 and 2005:

	2006	2005	Percent Change
Advertising linage (inches):
Full run
Retail	326,371	344,003	(5.1)
Classified	336,191	394,038	(14.7)
National	28,834	24,743	16.5

Total full run	691,396	762,784	(9.4)
Part run	56,892	80,329	(29.2)

Total advertising linage	748,288	843,113	(11.2)

Preprint pieces (in thousands)	423,724	421,637	0.5

Total advertising linage in the two quarters of 2006 decreased 11.2% compared to the two quarters of 2005. Full run advertising linage in the two quarters of 2006 decreased 9.4% compared to the two quarters of 2005 due to a reduction in classified and retail advertising linage partially offset by an increase in national advertising lineage. The decrease in classified advertising linage is primarily due to a decrease in the automotive category. Retail ROP advertising linage primarily decreased in the automotive, health services and communication categories. National advertising linage primarily increased in the business services category. Part run advertising linage decreased 29.2% in the two quarters of 2006 due to a decrease in automotive zoned classifieds. Preprint advertising pieces increased 0.5% in the two quarters of 2006 compared to the two quarters of 2005.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and speicalty products for the two quarters of 2006 and 2005:

	2006	2005	Percent Change
Full pages of advertising:
Community newspapers	43,943	44,664	(1.6)
Shoppers and specialty products	51,858	54,311	(4.5)

Total full pages of advertising	95,801	98,975	(3.2)

Revenue per page	$305.08	$302.57	0.8

Total full pages of advertising for our community newspapers and shoppers business in the two quarters of 2006 decreased 3.2% compared to the two quarters of 2005. The decrease was due to the reduction in advertising in our Louisiana publications due to the impact of Hurricane Katrina, reformatting certain papers to more efficiently use the amount of available space on each page and the merger of two shoppers into one new shopper. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 0.8% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $2.9 million, a decrease of $0.1 million, or 5.3%, compared to $3.0 million in the two quarters of 2005. The decrease was due to a reduction in our solo mail initiatives.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.6 million in the two quarters of 2006 and 2005.

Total retail and classified Journal Interactive revenue at our daily newspaper was $4.3 million in the two quarters of 2006, an increase of $1.0 million, or 28.8%, compared to $3.4 million in the two quarters of 2005. During the two quarters of 2006, our daily newspaper continued investing in online products by launching eight new web sites.

Circulation revenue in the two quarters of 2006 accounted for 17.1% of total publishing revenue compared to 16.5% in the two quarters of 2005. Circulation revenue of $27.2 million in the two quarters of 2006 decreased $0.7 million, or 2.5%, compared to $27.9 million in the two quarters of 2005 primarily due to decreases in daily and Sunday average net paid circulation. Circulation revenue in the two quarters of 2006 increased $0.1 million at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, commercial delivery, events and commercial printing revenue at our daily newspaper, accounted for 11.3% of total publishing revenue in the two quarters of 2006 compared to 11.0% in the two quarters of 2005. Other revenue of $17.9 million in the two quarters of 2006 decreased $0.7 million, or 4.2%, compared to $18.6 million in the two quarters of 2005. A $3.1 million decrease at our community newspapers and shoppers due to the closure of our Louisiana printing facility in late 2005 was partially offset by a $1.8 million increase in commercial printing, commercial delivery and other revenue at the daily newspaper and $0.6 million in new commercial printing revenue at our community newspapers and shoppers business.

Publishing operating earnings in the two quarters of 2006 were $16.1 million, an decrease of $5.7 million, or 26.1%, compared to $21.8 million in the two quarters of 2005. Operating earnings decreased $8.1 million at the daily newspaper primarily due to the operating earnings impact on a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a proposed settlement agreement and a voluntary offer made to preprint advertisers, increases in direct expenses, litigation, relocation and recruitment and commercial printing expenses related to the increase in revenue and increased paper costs. These expenses were partially offset by a decrease in benefit expenses, including a $0.7 million pension plan curtailment credit and a decrease in payroll expenses reflecting a decline in full-time employees. Operating earnings increased $2.4 million in the two quarters of 2006 at our community newspapers and shoppers due to $1.1 million in insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina, a decrease in paper costs, a $0.4 million pension plan curtailment credit and reductions in bad debt and depreciation expenses partially offset by an increase in benefit expenses. Total newsprint and paper costs for our publishing businesses in the two quarters of 2006 were $21.6 million, a decrease of $0.3 million, or 1.5%, compared to $21.9 million in the two quarters of 2005 primarily due to the closure of our Louisiana printing facility in New Orleans. Partially offsetting this savings was a 14.1% increase in average newsprint pricing per metric ton at our daily newspaper and community newspapers and shoppers. Consumption of metric tones of newsprint in the two quarters of 2006 decreased 16.4% compared to the two quarters of 2005 due to the closure of our Louisiana printing facility and the switch to a lighter basis-weight newsprint by the daily newspaper.

Broadcasting

Revenue from broadcasting in the two quarters of 2006 was $110.1 million, an increase of $30.0 million, or 37.4%, compared to $80.1 million in the two quarters of 2005. Operating earnings from broadcasting in the two quarters of 2006 were $27.8 million, an increase of $13.5 million, or 94.0%, compared to $14.3 million in the two quarters of 2005.

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2006 and 2005:

	2006			2005			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$39.7	$70.4	$110.1	$39.6	$40.5	$80.1	37.4

Operating earnings	$10.6	$17.2	$27.8	$9.2	$5.1	$14.3	94.0

Revenue from our radio stations in the two quarters of 2006 was $39.7 million, an increase of $0.1 million, or 0.2%, compared to $39.6 million in the two quarters of 2005. The increase was attributed to a $0.4 million increase in political and issue advertising revenue and a $0.2 million increase in other revenue partially offset by a $0.5 million decrease in local advertising revenue.

Operating earnings from our radio stations in the two quarters of 2006 were $10.6 million, an increase of $1.4 million, or 15.1%, compared to $9.2 million in the two quarters of 2005. The increase in operating earnings was primarily due to decreases in technology, sales and promotional expenses and a $0.2 million pension plan curtailment credit.

Revenue from our television stations in the two quarters of 2006 was $70.4 million, an increase of $29.9 million, or 73.8%, compared to $40.5 million in the two quarters of 2005. The increase was primarily attributed to a $26.9 million contribution from the television operations we acquired in December 2005 and on a same station basis, a $3.3 million increase in Olympic advertising, a $1.1 million increase in local advertising revenue and a $0.6 million increase in political and issue advertising partially offset by a $1.9 million decrease in national advertising revenue and a $0.1 million decrease in other revenue.

Operating earnings from our television stations in the two quarters of 2006 were $17.2 million, an increase of $12.1 million, or 237.3%, compared to $5.1 million in the two quarters of 2005. The increase in operating earnings was primarily due to a $9.4 million contribution from the television operations we acquired in December 2005, a decrease in syndicated programming expenses, a $0.3 million pension plan curtailment credit and a decrease in promotional expenses partially offset by increases in sales commissions and incentive compensation and technology expenses.

Telecommunications

Revenue from telecommunications in the two quarters of 2006 was $64.9 million, a decrease of $8.7 million, or 11.8%, compared to $73.6 million in the two quarters of 2005. Operating earnings from telecommunications in the two quarters of 2006 were $6.9 million, a decrease of $7.5 million, or 52.3%, compared to $14.4 million in the two quarters of 2005.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the two quarters of 2006 was $34.8 million, a decrease of $5.0 million, or 12.6%, compared to $39.8 million in the two quarters of 2005. The decrease was primarily due to anticipated service disconnections and lower prices on customer contract renewals. Monthly recurring revenue from wholesale data services at the end of the two quarters of 2006 was $5.3 million compared to $5.8 million at the beginning of 2006 and $6.1 million at the end of the two quarters of 2005. During the two quarters of 2006, new circuit connections of $0.9 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 38.3% and 37.0% of our telecommunications revenue in the two quarters of 2006 and 2005, respectively. As expected, the terms of the new Verizon Business contract were fully implemented in mid-March 2006, further reducing monthly recurring revenue as part of a new long-term agreement.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from commercial services in the two quarters of 2006 was $30.1 million, a decrease of $3.7 million, or 10.8%, compared to $33.8 million in 2005. The decrease was primarily due to a reduction in long-distance revenue, the loss of several significant customers and aggressive competition from the Regional Bell Operating Companies. Monthly recurring revenue from commercial advanced data services at the end of the two quarters of 2006 was $3.3 million compared to $3.4 million at the beginning of 2006 and $3.4 million at the end of the two quarters of 2005.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale and commercial revenue, reduced margins due to competitive pricing in the commercial business and approximately $1.1 million in spin-off related expenses. Partially offsetting these operating earnings decreases were reductions in marketing, advertising, payroll and incentive compensation expenses.

On April 25, 2006, we announced a plan to spin-off our telecommunications business, Norlight Telecommunications, Inc., as an independent public company, which will allow us to concentrate greater managerial and financial resources on our diversified local media businesses and enable Norlight to concentrate on the growth of its communications business.

Printing Services

Revenue from printing services in the two quarters of 2006 was $33.0 million, a decrease of $3.4 million, or 9.3%, compared to $36.4 million in the two quarters of 2005. Operating earnings from printing services in the two quarters of 2006 were $1.0 million, an increase of $0.2 million, or 31.0%, compared to $0.8 million in the two quarters of 2005.

The decrease in printing services revenue was primarily due to a $4.1 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $1.4 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $2.1 million increase in revenue from the printing of publications and product manuals. Dell accounted for 9.2% and 19.5% of our printing services revenue in the two quarters of 2006 and 2005, respectively. As previously discussed, we have fully exited the Dell software business, which will continue to result in revenue decreases in 2006 compared to 2005. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was primarily attributed to a decrease in payroll, benefits, and depreciation expenses partially offset by reductions in sales volume to computer-related customers.

Other

Other revenue in the two quarters of 2006 was $19.4 million, a decrease of $3.3 million, or 14.5%, compared to $22.7 million in the two quarters of 2005. Other operating earnings in the two quarters of 2006 were $1.6 million, an increase of $1.1 million compared to operating earnings of $0.5 million in the two quarters of 2005.

The following table presents our other revenue and operating earnings for the two quarters of 2006 and 2005:

	2006			2005
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$21.4	$(2.0)	$19.4	$24.9	$(2.2)	$22.7	(14.5)

Operating earnings	$(0.3)	$1.9	$1.6	$0.4	$0.1	$0.5	212.8

The decrease in other revenue in the two quarters of 2006 compared to the two quarters of 2005 was primarily attributed to a decrease in postage amounts billed to customers at our direct marketing services business due to the loss of a customer. Included in revenue and operating costs and expenses from our direct marketing services business is $11.3 million and $14.8 million of postage amounts billed to customers in the two quarters of 2006 and 2005, respectively.

The increase in other operating earnings was primarily from a reduction of incentive compensation expense and corporate benefit expenses partially offset by the decrease in revenue and an increase in payroll, benefits, bad debt and commission expenses at our direct marketing services business.

Other Income and Expense and Taxes

Interest income and dividends were insignificant in the two quarters of 2006 compared to $0.3 million in the two quarters of 2005. Interest expense, representing gross interest expense from borrowings under our credit agreement, was $7.3 million in the two quarters of 2006 compared to $0.9 million in the two quarters of 2005. The increase is primarily due to an increase in debt outstanding related to the 2005 television station acquisitions, share repurchase activity and higher short-term interest rates. Amortization of deferred financing costs was $0.2 million in the two quarters of 2006 and 2005.

The effective tax rate for continuing operations was 40.0% in the two quarters of 2006 and 39.8% in the two quarters of 2005.

Discontinued Operations

Revenue from discontinued operations in the two quarters of 2005 was $4.1 million. Gain from discontinued operations, net of income taxes, was $4.8 million in the two quarters of 2005. Applicable income tax expense was $3.1 million in the two quarters of 2005. Net assets of discontinued operations at June 25, 2006 were $0.3 million. Real estate holdings in Green Bay, WI, classified as discontinued operations, are to be sold to Multi-Color Corporation upon the achievement of certain environmental standards.

Net Earnings

Our net earnings in the two quarters of 2006 were $27.5 million, a decrease of $8.0 million, or 22.6% compared to $35.5 million in the two quarters of 2005. The decrease was primarily attributable to the decline in operating earnings, gain on discontinued operations in 2005 and the increase in interest expense for the reasons described above.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.39 and $0.38, respectively, for the two quarters of 2006, compared to basic and diluted earnings per share from continuing operations of $0.41 and $0.40, respectively, for the two quarters of 2005. Our basic and diluted earnings per share from discontinued operations were each $0.07 for the two quarters of 2005.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of June 25, 2006, we had borrowings of $274.7 million under the facility at a weighted average rate of 5.70%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of June 25, 2006, we are in compliance with all of our material covenants.

Cash balances were $6.6 million at June 25, 2006. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future. In April 2006, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the next 18 months. Under the program, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. The action supplements the five million share repurchase authorization approved in February 2005 and completed in June 2006.

Cash Flow

Cash provided by operating activities was $48.3 million in the two quarters of 2006 compared to $53.0 million in the two quarters of 2005. The decrease was primarily due to a decrease in earnings from continuing operations due to decreases in revenue at our telecommunications and printing services business, settlement-related litigation expenses at our daily newspaper, spin-off related expenses at our telecommunications business and the increase in interest expense.

Cash used for investing activities was $17.4 million in the two quarters of 2006 compared to cash provided by investing activities of $11.7 million in the two quarters of 2005. Capital expenditures for property and equipment were $17.5 million in the two quarters of 2006 compared to $13.4 million in the two quarters of 2005. Our capital expenditures in our telecommunications business are primarily targeted towards increased network capacity and investments for growth and customer specific service offerings. We believe these expenditures will optimize its results and position it well for its future as an independent public company. In our broadcasting business, our capital expenditures are targeted towards technology upgrades, including investments in digital radio and for our television stations acquired in 2005. The cash provided by investing activities in the two quarters of 2005 includes the $26.1 million proceeds received from the sale of NorthStar Print Group in January 2005.

Cash used for financing activities was $31.2 million in the two quarters of 2006 compared to $64.1 million in the two quarters of 2005. Borrowings under our credit facility during the two quarters of 2006 were $115.9 million and we made payments of $115.8 million compared to borrowings of $97.9 million and payments of $127.8 million in the two quarters of 2005. The increase in borrowings was primarily due to the repurchase of our class A common stock under our stock repurchase program. In the two quarters of 2006 and 2005, we received $0.6 million in proceeds from the issuance of our class B common stock to our employees under our Employee Stock Purchase Plan. In the two quarters of 2006 and 2005 we paid $22.1 million and $24.6 million, respectively, to purchase our class A common stock. We paid cash dividends of $9.8 million and $10.3 million in the two quarters of 2006 and 2005, respectively.

New Accounting Standards

Effective December 26, 2005, we adopted Statement of Financial Accounting Standards Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application transition method. Under the modified prospective application transition method, the fair value and recognition provisions of SFAS No. 123(R) are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. Before we adopted SFAS No. 123(R), we accounted for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation cost for restircted stock and performance units was included in net earnings prior to December 26, 2005.

During the second quarter and two quarters ended June 25, 2006, we recognized $0.1 million and $0.3 million, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the second quarter of 2006 was insignificant and was approximately $0.1 million at the end of the two quarters of 2006. We recognize compensation expense on a straight-line basis over the service period. As of June 25, 2006, total unrecognized compensation cost related to stock-based compensation awards was approximately $1.8 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.2 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statement of earnings. There was no impact on basic or diluted earnings per share from adopting SFAS No. 123(R).

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff, Shorewest Realtors, sought to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers from 1996 on. Shorewest sought disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a Motion to Dismiss the plaintiff’s claims on July 20, 2005 and Shorewest’s contract-base cause of action was subsequently dismissed by the court. On May 30, 2006, the parties filed a proposed settlement agreement with the court. Although Journal Sentinel and its counsel continue to believe the claims lack merit, and Shorewest and its counsel continue to believe the claims have merit, by agreeing to a settlement, the parties avoid the costs and risks of additional litigation on terms that are mutually agreeable. The settlement is on behalf of a proposed class of advertisers similar to Shorewest who placed ads in the Milwaukee Journal Sentinel between January 1, 1999 and December 31, 2005. The proposed settlement received preliminary approval from the court on June 16, 2006. If the settlement is given final approval by the Court after a public hearing, members of the proposed class will be eligible under the settlement to receive a credit to be used toward future advertising in the Milwaukee Journal Sentinel. In the second quarter of 2006, Journal Sentinel recorded a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under the settlement as well as for a voluntary offer made by Journal Sentinel to preprint advertisers related to changes made in 2003 and 2004 reported net paid circulation numbers. Journal Sentinel expects to record $2.2 million for litigation related expenses, of which $1.5 million has been recorded. We expect to record the remainder of the expenses in the second half of 2006.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in our Annual Report on Form 10-K for the year ended December 25, 2005. Additionally, as announced on April 25, 2006, we intend to spin-off Norlight, our telecommunications business, to our shareholders. In connection with the spin-off, Norlight filed a Registration Statement on Form 10 (Registration Statement) with the Securities and Exchange Commission on April 25, 2006. Norlight filed Amendment No. 1 to the Registration Statement on July 14, 2006. We refer you to the section entitled “Risk Factors” in the Information Statement (which is preliminary and subject to completion) that is included as Exhibit 99 to the Registration Statement for additional risk factors relating to our telecommunications business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the second quarter ended June 25, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1) (2)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
March 27 to April 23, 2006	--	$ --	--	728,275
April 24 to May 21, 2006	226,100	$ 11.56	226,100	5,502,175
May 22 to June 25, 2006	745,875	$ 11.45	745,875	4,756,300

(1)	All shares of class A common stock purchased by us during the period April 24 to May 21, 2006 and 502,175 shares of class A common stock purchased by us during the period May 22 to June 25, 2006 were purchased pursuant to a repurchase program publicly announced on February 10, 2005 and commenced on March 14, 2005, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. We completed our repurchases under this program in June 2006.

(2)	243,700 shares of class A common stock purchased by us during the period May 22 to June 25, 2006 were purchased pursuant to a repurchase program publicly announced on April 25, 2006 and commenced on June 15, 2006, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. The repurchase program will expire in October 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2006, we held our annual meeting of shareholders for the purpose of voting on the following items:

•	The election of three Class II directors: David J. Drury, Jonathan Newcomb, and Roger D. Peirce, and
•	A proposed amendment that would eliminate the current three trading days “sales/waiting period” in the “B market” under our amended and restated articles of incorporation.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Journal Communications, Inc. common stock as they were instructed by the shareholders of Journal Communications, Inc. Approximately 59% of all shares of common stock eligible to vote were represented at the meeting in person or by proxy. The votes were:

	Term Expiring in 2009
	David J. Drury	Jonathan Newcomb	Roger D. Peirce
Votes For	145,247,555	152,561,257	149,340,402
Votes Withheld	29,367,385	22,053,683	25,274,538

Total Votes	174,614,940	174,614,940	174,614,940

Our Continuing Board Members
Term Expiring in 2007	Term Expiring in 2008
Don H. Davis, Jr	Steven J. Smith
David G. Meissner	Mary Ellen Stanek
Jeanette Tully

The proposed amendment to eliminate the current three trading days “sales/waiting period” in the “B market” under our amended and restated articles of incorporation passed with 166,977,207 shares voting FOR the amendment, 6,246,358 shares voting AGAINST the amendment and 1,391,374 shares ABSTAINING.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description

(3.1)	Amendments to the Amended and Restated Articles of Incorporation of Journal Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2006).

(3.2)	Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended, through June 30, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2006).

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: July 28, 2006	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: July 28, 2006	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer