Form 10-Q
period 2006-09-24
JOURNAL COMMUNICATIONS INC
filed 2006-11-01
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 24, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________ Commission File Number: 1-31805

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

Yes [   ]  No [ X ]

Number of shares outstanding of each of the issuer’s classes of common stock as of October 20, 2006 (excluding 8,676,705 shares of class B common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at October 20, 2006
Class A Common Stock	47,604,002
Class B Common Stock	19,484,972
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		September 24, 2006 (Unaudited) and December 25, 2005	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Third Quarter and Three Quarters Ended
		September 24, 2006 and September 25, 2005	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Three Quarters Ended
		September 24, 2006	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Three Quarters Ended September 24, 2006
		and September 25, 2005	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of September 24, 2006	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	31
	Item 4.	Controls and Procedures	31
Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3.	Defaults Upon Senior Securities	32
	Item 4.	Submission of Matters to a Vote of Security Holders	32
	Item 5.	Other Information	32
	Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per-share amounts)

ASSETS	September 24, 2006	December 25, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$7,204	$6,864
Receivables, less allowance for doubtful accounts
of $4,417 and $4,581	99,243	90,146
Inventories	9,199	9,647
Prepaid expenses	16,076	14,279
Deferred income taxes	10,260	9,968

TOTAL CURRENT ASSETS	141,982	130,904
Property and equipment, at cost, less accumulated depreciation
of $372,001 and $345,838	309,768	316,911
Goodwill	247,078	276,339
Broadcast licenses	199,670	174,835
Other intangible assets, net	28,762	41,663
Prepaid pension costs	17,703	18,603
Other assets, net	39,570	25,104
Non-current assets of discontinued operations	285	307

TOTAL ASSETS	$984,818	$984,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,536	$40,671
Accrued compensation	20,804	18,094
Accrued employee benefits	12,108	9,722
Deferred revenue	27,608	18,971
Other current liabilities	13,579	15,516
Current liabilities of discontinued operations	--	205
Current portion of long-term liabilities	4,987	5,053

TOTAL CURRENT LIABILITIES	114,622	108,232
Accrued employee benefits	21,691	20,280
Long-term notes payable to banks	260,235	274,545
Deferred income taxes	69,753	65,630
Other long-term liabilities	30,629	31,473
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at September 24, 2006 and December 25, 2005	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at September 24, 2006 and December 25, 2005	33	33
Class B - authorized 120,000,000 shares; issued: 28,541,718 shares at September 24, 2006 and 35,439,487 shares at
December 25, 2005	285	354
Class A - authorized 170,000,000 shares; issued and outstanding:
47,222,094 shares at September 24, 2006 and 42,188,974 shares
at December 25, 2005	472	422
Additional paid-in capital	339,300	354,005
Unearned compensation	--	(679)
Retained earnings	256,513	239,086
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS' EQUITY	487,888	484,506

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$984,818	$984,666

Note: The balance sheet at December 25, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per-share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Continuing operations:
Revenue:
Publishing	$80,357	$84,692	$239,227	$253,612
Broadcasting	58,257	40,512	168,347	120,629
Telecommunications	31,030	33,826	95,928	107,403
Printing services	15,456	17,256	48,452	53,644
Other	9,247	11,085	28,698	33,839

Total revenue	194,347	187,371	580,652	569,127
Operating costs and expenses:
Publishing	42,906	43,711	129,314	131,465
Broadcasting	24,105	18,725	68,321	54,176
Telecommunications	21,526	22,029	65,581	67,403
Printing services	12,910	14,562	40,705	45,633
Other	8,065	9,547	24,488	28,867

Total operating costs and expenses	109,512	108,574	328,409	327,544
Selling and administrative expenses	56,530	54,609	170,581	165,549

Total operating costs and expenses and selling
and administrative expenses	166,042	163,183	498,990	493,093

Operating earnings	28,305	24,188	81,662	76,034
Other income and expense:
Interest income	10	4	39	262
Interest expense	(4,025)	(713)	(11,554)	(1,835)

Total other income and expense	(4,015)	(709)	(11,515)	(1,573)

Earnings from continuing operations before
income taxes	24,290	23,479	70,147	74,461
Provision for income taxes	9,786	9,486	28,129	29,777

Earnings from continuing operations	14,504	13,993	42,018	44,684
Gain (loss) from discontinued operations, net
of tax (benefit) expense of ($673), $1,
($673) and $3,062, respectively	(1,003)	3	(1,003)	4,858

Net earnings	$13,501	$13,996	$41,015	$49,542

Earnings available to class A and B
common shareholders	$13,038	$13,533	$39,624	$48,151

Earnings per share:
Basic:
Continuing operations	$0.21	$0.19	$0.60	$0.60
Discontinued operations	(0.02)	--	(0.01)	0.07

Net earnings	$0.19	$0.19	$0.59	$0.67

Diluted:
Continuing operations	$0.20	$0.19	$0.58	$0.59
Discontinued operations	(0.01)	--	(0.01)	0.06

Net earnings	$0.19	$0.19	$0.57	$0.65

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Three Quarters Ended September 24, 2006
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Unearned	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Compensation	Earnings	at cost	Total	Income
Balance at December 25, 2005	$--	$33	$354	$422	$354,005	$(679)	$239,086	$(108,715)	$484,506
Net earnings and other comprehensive income							12,273		12,273	$12,273

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(2,834)		(2,834)
Class A ($0.065 per share)							(1,601)		(1,601)
Issuance of shares:
Conversion of class B to class A			(32)	32					--
Stock grants					26				26
Employee stock purchase plan					567				567
Shares purchased and retired				(8)	(6,672)		(4,237)		(10,917)
Adoption of SFAS 123 (R)					(689)	679			(10)
Stock -based compensation					142		9		151

Balance at March 26, 2006	--	33	322	446	347,379	--	242,232	(108,715)	481,697

Net earnings and other comprehensive income							15,241		15,241	$15,241

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.065 per share)							(1,448)		(1,448)
Class A ($0.065 per share)							(2,974)		(2,974)
Issuance of shares:
Conversion of class B to class A			(18)	18					--
Stock grants			1		269				270
Shares purchased and retired				(10)	(7,310)		(3,856)		(11,176)
Stock -based compensation					37		4		41

Balance at June 25, 2006	--	33	305	454	340,375	--	248,735	(108,715)	481,187

Net earnings and other comprehensive income							13,501		13,501	$13,501

Dividends declared:
Class C ($0.142 per share)							(463)		(463)
Class B ($0.065 per share)							(1,324)		(1,324)
Class A ($0.065 per share)							(3,037)		(3,037)
Issuance of shares:
Conversion of class B to class A			(20)	20					--
Stock grants					26				26
Employee stock purchase plan					503				503
Shares purchased and retired				(2)	(1,777)		(888)		(2,667)
Stock -based compensation					173		(11)		162

Balance at September 24, 2006	$--	$33	$285	$472	$339,300	$--	$256,513	$(108,715)	$487,888

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 24, 2006	September 25, 2005
Cash flow from operating activities:
Net earnings	$41,015	$49,542
Less gain (loss) from discontinued operations	(1,003)	4,858

Earnings from continuing operations	42,018	44,684
Adjustments for non-cash items:
Depreciation	33,396	32,241
Amortization	1,752	975
Provision for doubtful accounts	865	1,806
Deferred income taxes	3,831	(572)
Non-cash compensation	801	645
Net loss from disposal of assets	170	--
Net operating activities of discontinued operations	483	(5,710)
Net changes in operating assets and liabilities:
Receivables	(9,859)	1,252
Inventories	448	902
Accounts payable	(5,326)	(5,752)
Other assets and liabilities	12,142	10,711

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,721	81,182
Cash flow from investing activities:
Capital expenditures for property and equipment	(26,086)	(24,803)
Deposits for acquisitions	--	(23,500)
Proceeds from sales of assets	86	500
Purchase price adjustment	--	47
Net investing activities of discontinued operations	(1,666)	24,657

NET CASH USED FOR INVESTING ACTIVITIES	(27,666)	(23,099)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	164,527	172,425
Payments on long-term notes payable to banks	(178,837)	(179,080)
Proceeds from issuance of common stock	964	1,182
Redemption of common stock, net	(24,760)	(35,478)
Cash dividends	(14,609)	(15,315)

NET CASH USED FOR FINANCING ACTIVITIES	(52,715)	(56,266)
NET INCREASE IN CASH AND CASH EQUIVALENTS	340	1,817
Cash and cash equivalents:
Beginning of year	6,864	6,374

At September 24, 2006 and September 25, 2005	$7,204	$8,191

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the third quarter and three quarters ended September 24, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

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

3	NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. In accordance with the new standard, we will adopt Statement No. 158 in the fourth quarter of 2006. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position effective for our fiscal year ending December 30, 2008. We do not believe the effect of adopting Statement No. 158 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In accordance with the new rule, we will adopt Statement No. 157 in the first quarter of 2008. We do not believe the effect of adopting Statement No. 157 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adoption FIN 48 will have a material impact on our consolidated financial statements.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

4	EARNINGS PER SHARE continued

Basic and diluted earnings per share are computed as follows:

	Third Quarter Ended		Three Quarters Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Basic earnings:
Earnings from continuing operations	$14,504	$13,993	$42,018	$44,684
Discontinued operations	(1,003)	3	(1,003)	4,858

Net earnings	13,501	13,996	41,015	49,542
Less dividends on class C common stock	(463)	(463)	(1,391)	(1,391)

Earnings available to class A and B
common shareholders	$13,038	$13,533	$39,624	$48,151

Weighted average class A and B
shares outstanding	66,975	70,493	67,725	71,425
Basic earnings per share:
Continuing operations	$0.21	$0.19	$0.60	$0.60
Discontinued operations	(0.02)	--	(0.01)	0.07

Net earnings	$0.19	$0.19	$0.59	$0.67

Diluted earnings:
Earnings available to class A and B
common shareholders	$13,038	$13,533	$39,624	$48,151
Plus dividends on class C common stock	463	463	1,391	1,391

Net earnings	$13,501	$13,996	$41,015	$49,542

Weighted average shares outstanding	66,975	70,493	67,725	71,425
Impact of restricted stock	35	16	57	15
Conversion of class C shares	4,452	4,452	4,452	4,452

Adjusted weighted average shares outstanding	71,462	74,691	72,234	75,892

Diluted earnings per share:
Continuing operations	$0.20	$0.19	$0.58	$0.59
Discontinued operations	(0.01)	--	(0.01)	0.06

Net earnings	$0.19	$0.19	$0.57	$0.65

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

5	STOCK-BASED COMPENSATION

Effective December 26, 2005, we adopted Statement of Financial Accounting Standards Statement No. 123(R), “Share-Based Payment”, using the modified prospective application transition method. Under the modified prospective application transition method, the fair value and recognition provisions of Statement No. 123(R) are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. Before we adopted Statement No. 123(R), we accounted for stock-based compensation by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation cost for restricted stock and performance units was reflected in net earnings prior to December 26, 2005.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

5	STOCK-BASED COMPENSATION continued

During the third quarter and three quarters ended September 24, 2006, we recognized $238 and $840, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 24, 2006 was $96 and $337, respectively. We recognize compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities during the three quarters of 2006. As of September 24, 2006, total unrecognized compensation cost related to stock-based compensation awards was approximately $1,075, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.9 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statement of earnings. As a result of adopting Statement No. 123(R), our earnings before income taxes and net earnings for the three quarters of 2006 are $47 and $28 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. There was no impact on basic or diluted earnings per share from adopting Statement No. 123(R).

Our 2003 Equity Incentive Plan (Plan) rewards key employees for achieving designated corporate and individual performance goals and allows for issuances to outside directors as part of their board compensation package. Awards to outside directors may be granted in any one or a combination of stock grants, non-statutory stock options, performance unit grants and stock unit grants. Incentive stock options may be included in the combination granted to employees. Subject to certain adjustments, 6,000,000 shares of our class B common stock are authorized to be issued under the Plan. Not more than 3,000,000 shares of our class B common stock may be issued under the Plan in the form of stock grants, performance unit grants or stock unit grants.

Non-statutory stock options

The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed ten years from the grant date. As of September 24, 2006, there are 5,734,104 shares available for issuance in the form of non-statutory stock options under the Plan.

In 2004, certain of our employees were granted options to purchase class B common stock. The fair value of these options of $5.94 per option was calculated using the Black-Scholes option pricing model. These options become exercisable three years from the grant date and will remain exercisable for a period of up to seven years. There were no options granted in 2005 or in the three quarters of 2006.

A summary of non-statutory stock option activity during the three quarters of 2006 is:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 26, 2005	65,750	$18.24
Forfeited	(1,500)	19.95
Expired	(10,000)	17.92

Outstanding at September 24, 2006	54,250	18.25	4.4

Exercisable at September 24, 2006	43,750	17.98	4.4

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the three quarters of 2006 is zero because the fair market value of our class B common stock on September 24, 2006 was lower than the weighted average exercise price of the options.

In the third quarter of 2006, 2,750 non-statutory stock options granted to employees of Norlight Telecommunications, Inc. (Norlight), our telecommunications services business, became exercisable as a result of the acceleration by the compensation committee of our board of directors of the vesting period of these options in contemplation of the proposed spin-off of Norlight.

Stock grants

Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value restricted stock grants at the closing market price of our class A common stock on the grant date. As of September 24, 2006, there are 2,798,354 shares available for issuance in the form of stock grants under the Plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

5	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during the three quarters of 2006 is:

	Shares	Weighted Average Fair Value
Outstanding at December 26, 2005	63,250	$16.46
Granted	108,083	12.41
Vested	(27,588)	11.75
Forfeited	(9,690)	14.15

Outstanding at September 24, 2006	134,055	14.12

Fully vested at September 24, 2006	55,167	13.49

During the three quarters of 2005, 86,313 vested and non-vested stock grants were issued to our directors and employees at a weighted-average fair value of $15.98, of which 9,075 shares have since been forfeited. There were 100 stock grants vested during the three quarters of 2006. Our non-vested stock grants vest either three or five years from the grant date. We expect our unvested stock grants to fully vest over the weighted average remaining service period of 2.1 years.

Performance unit grants

Each performance unit grant will be accompanied by restrictions as may be determined in the discretion of the committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were 21,513 performance units granted in 2005. There were no performance units granted in the three quarters of 2006. The number of performance units granted is determined by multiplying the participant’s base salary by his or her target percentage of salary, which target ranges by participant from 100% to 50%, then dividing by the initial performance unit value of $100 per unit. A Total Shareholder Return calculation is performed at the end of the performance period, which will be December 31, 2006 for the current performance cycle, to determine the value of each performance unit. Each participant will receive an amount payable that ranges between $0 and $150 per performance unit payable 50% in cash and 50% in our class B common stock. At September 24, 2006, there are 20,274 performance units outstanding.

The per share fair value of performance units granted on February 8, 2005 was $48.47, which we determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	3.33%
Expected dividend yield	1.40%
Expected volatility (Journal Communications)	0.22
Expected volatility (S&P 500 index)	0.14

The average risk-free interest rate is based on the two-year U.S. treasury bond rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our class A common stock as of the grant date. We determined the expected volatility based on historical volatility over two years using daily stock price observation.

In the second quarter of 2006, the cash liability portion of the performance unit grants of $774 was reversed into income because payment of the award is no longer expected to occur. In the third quarter of 2006, we recognized $53 in compensation expense for the stock portion of the performance unit awards in accordance with Statement No. 123(R). As of September 24, 2006, $368 is accrued for the stock portion of the performance unit awards.

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. During the three quarters of 2006 and 2005, 85,463 and 75,384 of our class B common shares, respectively, were sold to employees under this plan at a weighted average fair value of $11.28 and $15.67, respectively. As of September 24, 2006, there are 2,793,176 shares available for sale under the plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

5	STOCK-BASED COMPENSATION continued

Prior year pro forma expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation”, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

	Third Quarter Ended	Three Quarters Ended
	September 25, 2005	September 25, 2005
Net earnings as reported	$13,996	$49,542
Add compensation cost of restricted stock,
net of related tax effects, included in
the determination of net earnings as reported	53	155
Deduct stock based compensation determined
under fair value-based method, net of related
tax effects:
Stock options	(12)	(70)
Employee stock purchase plan	(39)	(79)
Restricted stock	(53)	(155)

Pro forma net earnings including the effect of stock
compensation expense	$13,945	$49,393

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.19	$0.67

Pro forma including the effect of stock compensation
expense	$0.19	$0.67

Diluted earnings per share:
As reported	$0.19	$0.65

Pro forma including the effect of stock compensation
expense	$0.19	$0.65

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at September 24, 2006 and December 25, 2005 consisted of the following:

	September 24, 2006	December 25, 2005
Paper and supplies	$7,436	$7,673
Work in process	1,261	1,053
Finished goods	713	1,272
Less obsolescence reserve	(211)	(351)

Inventories, net	$9,199	$9,647

7	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of September 24, 2006, we had borrowings of $260,235 under the facility at a weighted average rate of 5.97%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

8	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$1,073	$1,361	$3,426	$4,083
Interest cost	2,168	2,087	6,530	6,261
Expected return on plan assets	(2,551)	(2,544)	(7,655)	(7,632)
Amortization of:
Unrecognized prior service cost	(80)	(119)	(291)	(357)
Unrecognized net loss	301	723	1,268	2,169
Curtailment gain	--	--	(1,682)	--

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$911	$1,508	$1,596	$4,524

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$161	$118	$483	$356
Interest cost	443	498	1,331	1,498
Amortization of:
Unrecognized prior service cost	(26)	58	(80)	174
Unrecognized net transition obligation	137	137	411	411
Unrecognized net loss	193	164	579	492

Net periodic benefit cost included in
selling and administrative expenses	$908	$975	$2,724	$2,931

The curtailment gain is the result of a pension plan amendment adopted on April 27, 2006. The amendment froze participation in the plan for new employees as of April 30, 2006. In addition, employees eligible to participate in our pension plan have made a one-time irrevocable election to either (i) continue participation in the pension plan or (ii) cease the accrual of benefits under the pension plan as of December 31, 2006 and receive an annual contribution of 3% of eligible wages into the Investment Savings Plan (ISP) beginning in 2007. Future pension benefit accruals will be reduced for participants electing to receive the contribution into their ISP account.

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over periods of 5 to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $587 for the third quarter ended September 24, 2006 and $1,752 for the three quarters ended September 24, 2006. Estimated amortization expense for our next five fiscal years is $2,347 for 2006, $2,317 for 2007, $2,257 for 2008, $1,978 for 2009 and $1,607 for 2010.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 24, 2006 and December 25, 2005 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 24, 2006
Network affiliation agreements	$26,930	$(2,505)	$24,425
Customer lists	21,448	(17,699)	3,749
Non-compete agreements	22,579	(22,571)	8
Other	3,450	(2,870)	580

Total	$74,407	$(45,645)	$28,762

December 25, 2005
Network affiliation agreements	$40,506	$(1,738)	$38,768
Customer lists	19,698	(16,830)	2,868
Non-compete agreements	22,579	(22,552)	27
Other	2,773	(2,773)	--

Total	$85,556	$(43,893)	$41,663

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.

Goodwill

The change in the carrying amount of goodwill in the three quarters ended September 24, 2006 is as follows:

Reporting unit	Goodwill at December 25, 2005	Adjustment to Preliminary Purchase Price Allocation	Goodwill at September 24, 2006
Daily newspaper	$2,084	$--	$2,084
Community newspapers and shoppers	26,095	--	26,095
Broadcasting	247,562	(29,261)	218,301
Telecommunications	188	--	188
Direct marketing services	410	--	410

Total	$276,339	$(29,261)	$247,078

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

10	ACQUISITION

All acquisitions are accounted for using the purchase method. Accordingly, the results of operations and cash flows since the respective date of acquisition are included in the consolidated condensed financial statements. On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona from subsidiaries of Emmis Communications Corporation. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, and began programming KMTV under a local marketing agreement. The total purchase price for the three stations was $235,000, subject to certain adjustments. We paid $228,779, including $3,848 for expenses associated with the transaction, in 2005. The remaining $10,000 will be paid upon the earlier of the transfer to us of the broadcast license associated with KMTV-TV, or a $5,000 payment no later than October 15, 2007 and another $5,000 payment no later than October 15, 2008. The acquisition allows us to operate television stations in two growth markets where we already own radio stations and to leverage our market resources to be more effective in serving the communities and advertisers of Tucson and Omaha. The acquisition also adds a new mid-size growth market (Fort Myers/Naples) to our broadcast operations. These are among the factors that contributed to the recognized goodwill.

The unaudited pro forma consolidated condensed statement of earnings information for the third quarter and three quarters of 2005, set forth below, presents the results of operations as if the acquisition of the three television stations had occurred at the beginning of 2005 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year.

	Third Quarter Ended	Three Quarters Ended
	September 25, 2005	September 25, 2005
Revenue	$198,448	$610,691
Earnings from continuing operations	14,148	44,536
Earnings per common share from continuing operations:
Basic	$0.19	$0.60
Diluted	0.19	0.59

The final purchase price allocation for this acquisition is as follows:

	Preliminary Purchase Price	First Quarter Adjustments	Final Purchase Price
Accounts receivable	$69	$104	$173
Prepaid expenses	3,069	(186)	2,883
Property and equipment	29,119	(1,224)	27,895
Other intangibles	--	677	677
Customer list	--	1,750	1,750
Other assets	13,791	17,051	30,842
Goodwill	140,786	(29,261)	111,525
Broadcast licenses	34,900	24,835	59,735
Network affiliation agreements	28,364	(13,576)	14,788
Accounts payable	(2,103)	(191)	(2,294)
Other current liabilities	(3,075)	154	(2,921)
Other long-term liabilities	(6,141)	(133)	(6,274)

Total purchase price	$238,779	$--	$238,779

Due to the length of time to complete the purchase price allocation for an acquisition of this size and complexity, as of year end 2005, we recorded a preliminary purchase price allocation based upon a preliminary valuation provided by an independent, professional appraiser of all components of the acquisition. A final purchase price allocation was recorded in the first quarter of 2006 based upon the detailed valuation of all components of the acquisition completed by the same independent, professional appraiser. The final purchase price allocation does not reflect the purchase of the broadcast license for KMTV-TV in Omaha, the sale of which is subject to certain Federal Communications Commission (FCC) regulations.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

11	DISCONTINUED OPERATIONS

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. The purchase price, excluding certain real estate holdings that we retained, was $26,144 in cash and resulted in a gain on discontinued operations before income taxes of $8,382, of which $7,920 was recognized in the three quarters of 2005. The revenue of NorthStar for the period December 27, 2004 through the date of sale totaled $4,112.

In the third quarter of 2006, we recorded a loss from discontinued operations, net of income taxes, of $1,003 from a purchase price adjustment.

12	SEGMENT INFORMATION

We conduct our operations through four reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All operations conduct their business in the United States. We publish a daily newspaper, the Milwaukee Journal Sentinel, and about 80 weekly shoppers and community newspapers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and commercial (previously referred to as business-to-business or enterprise) telecommunications services provided through a high speed fiber optic telecommunications network that covers about 4,600 route miles in seven states, of which we operate about 4,240 route miles. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures for the third quarter and three quarters ended September 24, 2006 and September 25, 2005 and identifiable total assets at September 24, 2006 and December 25, 2005:

	Third Quarter Ended		Three Quarters Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Revenue
Publishing	$80,357	$84,692	$239,227	$253,612
Broadcasting	58,257	40,512	168,347	120,629
Telecommunications	31,030	33,826	95,928	107,403
Printing services	15,456	17,256	48,452	53,644
Other	9,247	11,085	28,698	33,839

	$194,347	$187,371	$580,652	$569,127

Operating earnings
Publishing	$9,716	$10,407	$25,840	$32,229
Broadcasting	15,052	7,221	42,797	21,525
Telecommunications	2,436	4,909	9,319	19,343
Printing services	421	584	1,443	1,364
Other	680	1,067	2,263	1,573

	$28,305	$24,188	$81,662	$76,034

Depreciation and amortization
Publishing	$3,300	$3,618	$10,072	$10,805
Broadcasting	3,140	2,178	9,365	6,554
Telecommunications	4,430	4,340	13,615	13,697
Printing services	491	482	1,441	1,582
Other	226	194	655	578

	$11,587	$10,812	$35,148	$33,216

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per-share amounts)

12	SEGMENT INFORMATION continued

	Third Quarter Ended		Three Quarters Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Capital expenditures
Publishing	$1,211	$2,370	$4,842	$7,074
Broadcasting	1,822	1,486	6,862	5,476
Telecommunications	4,598	7,142	12,023	11,156
Printing services	472	245	1,367	600
Other	492	123	992	497

	$8,595	$11,366	$26,086	$24,803

	September 24, 2006	December 25, 2005
		Audited
Identifiable total assets
Publishing	$208,869	$212,058
Broadcasting	619,798	611,418
Telecommunications	94,590	94,575
Printing services	22,049	24,620
Other and discontinued operations	39,512	41,995

	$984,818	$984,666

13	SUBSEQUENT EVENTS

On September 25, 2006, Journal Broadcast Group, our broadcasting business, sold KBBX-FM in Omaha, Nebraska for net proceeds of approximately $7,200. The divestiture of KBBX-FM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha from Emmis Communications Corporation. Based upon a preliminary allocation of broadcast reporting unit goodwill to KBBX-FM, the net book value of assets held for sale is approximately $4,800 and the after-tax gain on the sale is estimated to be $1,400. The final goodwill allocation and gain calculation will be completed in the fourth quarter of 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 24, 2006, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and about 80 community newspapers and shoppers in eight states. Our broadcasting segment consists of 37 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Our telecommunications segment consists of wholesale and commercial (previously referred to as business-to-business or enterprise) telecommunications services provided through a high speed fiber optic telecommunications network that covers about 4,600 route miles in seven states. Our printing services segment reflects the operations of our printing and kit assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

In the third quarter of 2006, our broadcasting business continued its strong performance, recording growth in revenue and operating earnings. We experienced increases in political and issue advertising revenue at our television stations as well as solid growth in national advertising revenue at our radio stations. Our three new television operations acquired in December 2005 continued to perform better than our expectations. Our daily newspaper had a disappointing third quarter, negatively impacted by continued weakness in automotive advertising and a decrease in retail advertising. Interactive revenue continues to increase, up 32.5% to $2.5 million in the third quarter of 2006. Our daily newspaper remains focused on cost containment, with total operating expenses essentially even and payroll expenses decreased 2.4% compared to the third quarter of 2005. Operating earnings increased at our community newspapers and shoppers due to the $1.6 million hurricane-related costs recorded in the third quarter of 2005 and overall expense reductions while revenue decreased due to the 2005 closure of our Louisiana printing facility in New Orleans in late 2005 and weakness in automotive and real estate retail advertising. Our telecommunications business continues to be impacted by the anticipated lower contract pricing in the wholesale business and significant competitive pricing pressure in the commercial business, which has resulted in decreased revenues and operating earnings. Additionally in the third quarter of 2006, we recorded $0.7 million in spin-off related expenses and $0.6 million in start-up costs for the “IP Live” initiative at our telecommunications business. As expected, revenue decreased at our printing services business due to the decrease in revenue from Dell Computer Corporation and our direct marketing services business due to the loss of a large customer.

Results of Operations

Third Quarter Ended September 24, 2006 compared to Third Quarter Ended September 25, 2005

Consolidated

Our consolidated revenue from continuing operations in the third quarter of 2006 was $194.3 million, an increase of $6.9 million, or 3.7%, compared to $187.4 million in the third quarter of 2005. Our consolidated operating costs and expenses from continuing operations in the third quarter of 2006 were $109.5 million, an increase of $0.9 million, or 0.9%, compared to $108.6 million in the third quarter of 2005. Our consolidated selling and administrative expenses from continuing operations in the third quarter of 2006 were $56.5 million, an increase of $1.9 million, or 3.5%, compared to $54.6 million in the third quarter of 2005.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Revenue from continuing operations:
Publishing	$80.4	41.3	$84.7	45.2
Broadcasting	58.3	30.0	40.5	21.6
Telecommunications	31.0	16.0	33.8	18.1
Printing services	15.4	7.9	17.3	9.2
Other	9.2	4.8	11.1	5.9

Total revenue	194.3	100.0	187.4	100.0
Total operating costs and expenses	109.5	56.3	108.6	58.0
Selling and administrative expenses	56.5	29.1	54.6	29.1

Total operating costs and expenses and selling
and administrative expenses	166.0	85.4	163.2	87.1

Total operating earnings	$28.3	14.6	$24.2	12.9

The increase in total revenue from continuing operations was due to the contribution from the television operations we acquired in December 2005 and an increase in political and issue and local advertising revenue at our television and radio stations. Partially offsetting these revenue increases was a decrease in wholesale revenue at our telecommunications business due to service disconnections and repricings, a decrease in commercial services revenue at our telecommunications business due to a reduction in long-distance services and aggressive competition, a decrease in automotive advertising at our daily newspaper, a decrease in other revenue at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans in late 2005, a decrease in commercial printing revenue, a decrease in postage amounts billed to customers and in mail services revenue at our direct marketing business due to the loss of a customer and a decrease in revenue from Dell Computer Corporation at our printing services business.

Total operating costs and expenses from continuing operations increased primarily due to the television operations we acquired in December 2005 partially offset by decreases in total operating costs and expenses due to the decreases in revenue at our direct marketing services business, printing services business and telecommunications business and other revenue at our community newspapers and shoppers.

Selling and administrative expenses from continuing operations increased primarily due to the television operations acquired in December 2005, an increase in sales expenses and incentive compensation expenses at our television stations and spin-off related expenses and start-up costs for the “IP Live” initiative at our telecommunications business. These expense increases were partially offset by a decrease at our community newspapers and shoppers due to the hurricane-related costs in the third quarter of 2005, a decrease in bad debt expense, and a decrease in payroll and incentive compensation expenses at our daily newspaper.

Our consolidated operating earnings from continuing operations in the third quarter of 2006 were $28.3 million, an increase of $4.1 million, or 17.0%, compared to $24.2 million in the third quarter of 2005. The following table presents our operating earnings by segment for the third quarter of 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Continuing operations:
Publishing	$9.7	34.3	$10.4	43.0
Broadcasting	15.1	53.2	7.2	29.9
Telecommunications	2.4	8.6	4.9	20.3
Printing services	0.4	1.5	0.6	2.4
Other	0.7	2.4	1.1	4.4

Total operating earnings	$28.3	100.0	$24.2	100.0

The increase in total operating earnings from continuing operations was primarily due to the contribution from the television operations we acquired in December 2005, the increase in revenue at our television stations on a same station basis, the hurricane-related costs in the third quarter of 2005 at our community newspapers and shoppers and the increase in revenue at our radio stations. Partially offsetting these operating earnings increases were the decrease in wholesale and commercial revenue and spin-off related expenses and start-up costs for the “IP Live” initiative at our telecommunications business, and decreases in revenue at our daily newspaper and direct marketing services business.

Our consolidated EBITDA in the third quarter of 2006 was $39.9 million, an increase of $4.9 million, or 14.0%, compared to $35.0 million in the third quarter of 2005. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the third quarter of 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$13.5	$14.0
Loss from discontinued operations, net	1.0	--
Provision for income taxes	9.8	9.5
Total other expense	4.0	0.7
Depreciation	11.0	10.5
Amortization	0.6	0.3

EBITDA	$39.9	$35.0

The increase in EBITDA is consistent with the increase in operating earnings at our broadcasting segment partially offset by decreases in operating earnings in our telecommunications, publishing, other and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the third quarter of 2006 was $80.4 million, a decrease of $4.3 million, or 5.1%, compared to $84.7 million in the third quarter of 2005. Operating earnings from publishing were $9.7 million, a decrease of $0.7 million, or 6.6%, compared to $10.4 million in the third quarter of 2005.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2006 and 2005:

	2006			2005
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$21.9	$12.9	$34.8	$22.6	$13.7	$36.3	(4.1)
Classified	16.7	2.9	19.6	18.7	3.1	21.8	(10.0)
National	2.6	--	2.6	2.3	--	2.3	13.8
Direct Marketing	1.3	--	1.3	1.8	--	1.8	(29.2)
Other	--	0.1	0.1	--	0.1	0.1	(2.1)

Total advertising revenue	42.5	15.9	58.4	45.4	16.9	62.3	(6.2)
Circulation revenue	13.1	0.7	13.8	13.3	0.7	14.0	(1.7)
Other revenue	2.3	5.9	8.2	1.5	6.9	8.4	(2.9)

Total revenue	$57.9	$22.5	$80.4	$60.2	$24.5	$84.7	(5.1)

Operating earnings	$7.8	$1.9	$9.7	$10.2	$0.2	$10.4	(6.6)

Advertising revenue in the third quarter of 2006 accounted for 72.6% of total publishing revenue compared to 73.6% in the third quarter of 2005.

Retail advertising revenue in the third quarter of 2006 was $34.8 million, a decrease of $1.5 million, or 4.1%, compared to $36.3 million in the third quarter of 2005. The $0.7 million decrease at our daily newspaper was primarily due to a decrease in ROP (run-of-press) and shared mail advertising partially offset by increases in online and preprints advertising. The decrease in retail ROP advertising is due to decreases in the health services, automotive, insurance and financial services and department stores categories partially offset by increases in the building/hardware/lawn and garden, entertainment, real estate and food categories. The $0.8 million decrease at our community newspapers and shoppers was primarily due to shoppers that were discontinued and replaced with a shared mail product of our daily newspaper and decreases in automotive and real estate advertising.

Classified advertising revenue in the third quarter of 2006 was $19.6 million, a decrease of $2.2 million, or 10.0%, compared to $21.8 million in the third quarter of 2005. The $2.0 million decrease at our daily newspaper was primarily due to decreases in automotive advertising of $1.4 million, employment advertising of $0.2 million, real estate advertising of $0.2 million and other advertising of $0.2 million. Employment advertising accounted for 42.7% of classified advertising at the daily newspaper in the third quarter of 2006. The $0.2 million decrease at our community newspapers and shoppers is primarily due to the decrease in automotive advertising.

The decrease in automotive advertising at our daily newspaper in the third quarter of 2006 was $1.8 million, or 31.4%, compared to the third quarter of 2005. This decrease is consistent with the national trend.

Total retail and classified Journal Interactive revenue at our daily newspaper was $2.5 million in the third quarter of 2006, an increase of $0.6 million, or 32.5%, compared to $1.9 million in the third quarter of 2005. During the third quarter of 2006, our daily newspaper continued investing in online products by purchasing the Milwaukeemoms.com website for $0.2 million.

National advertising revenue in the third quarter of 2006 was $2.6 million, an increase of $0.3 million, or 13.8%, compared to $2.3 million in the third quarter of 2005. A $0.5 million increase in ROP advertising in the other, business services, movies and communications categories was partially offset by a $0.2 million decrease in preprint advertising in the manufacturers, communications and other categories.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the third quarter of 2006 and 2005:

	2006	2005	Percent Change
Advertising linage (inches):
Full run
Retail	164,555	172,145	(4.4)
Classified	166,666	208,167	(19.9)
National	13,772	9,303	48.0

Total full run	344,993	389,615	(11.5)
Part run	28,047	45,778	(38.7)

Total advertising linage	373,040	435,393	(14.3)

Preprint pieces (in thousands)	208,542	215,526	(3.2)

Total advertising linage in the third quarter of 2006 decreased 14.3% compared to the third quarter of 2005. Full run advertising linage in the third quarter of 2006 decreased 11.5% compared to the third quarter of 2005 due to a decrease in classified and retail advertising linage partially offset by an increase in national advertising lineage. The decrease in classified advertising linage is primarily due to a decrease in the automotive category. Retail ROP advertising linage primarily decreased in the automotive, health services, department stores and insurance and financial services categories. National advertising linage primarily increased in the other, business services and movies categories. Part run advertising linage decreased 38.7% in the third quarter of 2006 due to a decrease in automotive zoned classifieds. Preprint advertising pieces decreased 3.2% in the third quarter of 2006 compared to the third quarter of 2005 due to the decrease in preprint and shared mail advertising revenue.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and specialty products for the third quarter of 2006 and 2005:

	2006		2005		Percent Change
Full pages of advertising:
Community newspapers	18,494		23,981		(22.9)
Shoppers and specialty products	27,011		27,354		(1.3)

Total full pages of advertising	45,505		51,335		(11.4)

Revenue per page	$319.4	1	$300.7	1	6.2

Total full pages of advertising for our community newspapers and shoppers business in the third quarter of 2006 decreased 11.4% compared to the third quarter of 2005. The decrease was primarily due to a special automotive supplement that was produced in 2005 and not continued in 2006, reformatting certain papers to more efficiently use the amount of available space on each page and the decrease in retail advertising revenue. Revenue per page increased 6.2% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $1.3 million, a decrease of $0.5 million, or 29.2%, compared to $1.8 million in the third quarter of 2005. The decrease was due to The Bon-Ton Stores, Inc.'s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in the third quarter of 2006 and 2005.

Circulation revenue in the third quarter of 2006 accounted for 17.2% of total publishing revenue compared to 16.5% in the third quarter of 2005. Circulation revenue of $13.8 million in the third quarter of 2006 decreased $0.2 million, or 1.7%, compared to $14.0 million in the third quarter of 2005 primarily due to a lower daily average rate per copy and a decrease in daily average net paid circulation partially offset by an increase in the Sunday average rate per copy at our daily newspaper. Circulation revenue was flat at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, commercial delivery, events and commercial printing revenue at our daily newspaper, accounted for 10.2% of total publishing revenue in the third quarter of 2006 compared to 9.9% in the third quarter of 2005. Other revenue of $8.2 million in the third quarter of 2006 decreased $0.2 million, or 2.9%, compared to $8.4 million in the third quarter of 2005. A $1.0 million decrease at our community newspapers and shoppers due to the closure of our Louisiana printing facility in late 2005 was partially offset by a $0.8 million increase in commercial delivery, commercial printing and other revenue at the daily newspaper.

In the third quarter of 2006, our daily newspaper signed a five-year agreement to print the national edition of USA TODAY for distribution in the northern and western suburbs of Chicago, Illinois and the eastern half of Wisconsin. Printing commenced in late October 2006. With this agreement, our daily newspaper has now essentially reached its $5.0 million capacity for commercial printing at the new production facility.

In the third quarter of 2006, we announced the closure of our Hartland, Wisconsin commercial printing plant. Our community newspapers and shoppers' Wisconsin-based printing will be consolidated at our printing operations in Waupaca, Wisconsin to enhance capacity utilization and streamline printing operations. We anticipate fourth quarter 2006 expenses related to the move, including employee-related charges, to approximate $0.7 million, and annualized savings to be between $0.6 million and $0.8 million.

Publishing operating earnings in the third quarter of 2006 were $9.7 million, a decrease of $0.7 million, or 6.6%, compared to $10.4 million in the third quarter of 2005. Operating earnings decreased $2.4 million at the daily newspaper primarily due to the decrease in revenue while total operating costs and expenses in the third quarter of 2006 were essentially even compared to the third quarter of 2005. Operating earnings increased $1.7 million in the third quarter of 2006 at our community newspapers and shoppers primarily due to hurricane-related costs of $1.6 million in the third quarter of 2005 and a decrease in bad debt expense. Total newsprint and paper costs for our publishing businesses in the third quarter of 2006 was $11.0 million, a decrease of $0.4 million, or 3.6%, compared to $11.4 million in the third quarter of 2005 primarily due to a decrease in consumption and the closure of our Louisiana printing facility in New Orleans in late 2005. Partially offsetting this savings was a 5.7% increase in average newsprint pricing per metric ton at our daily newspaper and community newspapers and shoppers. Consumption of metric tonnes of newsprint in the third quarter of 2006 decreased 15.3% compared to the third quarter of 2005 due to the switch to a lighter basis-weight newsprint by the daily newspaper and the 2005 closure of our Louisiana printing facility.

Broadcasting

Revenue from broadcasting in the third quarter of 2006 was $58.3 million, an increase of $17.8 million, or 43.8%, compared to $40.5 million in the third quarter of 2005. Operating earnings from broadcasting in the third quarter of 2006 were $15.1 million, an increase of $7.9 million, or 108.4%, compared to $7.2 million in the third quarter of 2005.

The following table presents our broadcasting revenue and operating earnings for the third quarter of 2006 and 2005:

	2006			2005			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$23.0	$35.3	$58.3	$21.9	$18.6	$40.5	43.8

Operating earnings	$7.4	$7.7	$15.1	$6.2	$1.0	$7.2	108.4

Revenue from our radio stations in the third quarter of 2006 was $23.0 million, an increase of $1.1 million, or 4.7%, compared to $21.9 million in the third quarter of 2005. The increase was due to a $0.4 million increase in political and issue advertising revenue, a $0.4 million increase in national advertising revenue, a $0.2 million increase in other revenue and a $0.1 million increase in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2006 were $7.4 million, an increase of $1.2 million, or 18.9%, compared to $6.2 million in the third quarter of 2005. The increase in operating earnings was primarily due to the increase in revenue, and a decrease in technology, promotional, news and benefit expenses partially offset by an increase in programming and sales expenses.

Revenue from our television stations in the third quarter of 2006 was $35.3 million, an increase of $16.7 million, or 90.0%, compared to $18.6 million in the third quarter of 2005. The increase was primarily due to a $12.6 million contribution from the television operations we acquired in December 2005 and, on a same station basis, a $2.8 million increase in political and issue advertising and a $1.4 million increase in local advertising partially offset by a $0.1 million decrease in national advertising revenue.

Operating earnings from our television stations in the third quarter of 2006 were $7.7 million, an increase of $6.7 million, or 667.5%, compared to $1.0 million in the third quarter of 2005. The increase in operating earnings was primarily due to a $3.7 million contribution from the television operations we acquired in December 2005 and the increase in revenue on a same station basis. An increase in sales, news, incentive compensation and technology expenses were partially offset by a decrease in syndicated programming and promotional expenses.

Telecommunications

Revenue from telecommunications in the third quarter of 2006 was $31.0 million, a decrease of $2.8 million, or 8.3%, compared to $33.8 million in the third quarter of 2005. Operating earnings from telecommunications in the third quarter of 2006 were $2.4 million, a decrease of $2.5 million, or 50.4%, compared to $4.9 million in the third quarter of 2005.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the third quarter of 2006 was $16.8 million, a decrease of $1.5 million, or 7.8%, compared to $18.3 million in the third quarter of 2005. The decrease was primarily due to anticipated lower prices on customer contract renewals. Monthly recurring revenue from wholesale services was $5.3 million at the end and beginning of the third quarter of 2006 and $5.8 million at the end of the third quarter of 2005. During the third quarter of 2006, new circuit connections of $0.3 million in monthly recurring revenue were offset entirely by service disconnections.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 40.5% and 37.0% of our telecommunications revenue in the third quarter of 2006 and 2005, respectively.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from commercial services in the third quarter of 2006 was $14.2 million, a decrease of $1.3 million, or 8.8%, compared to $15.5 million in the third quarter of 2005. The decrease was primarily due to aggressive competition in the market. Monthly recurring revenue from commercial advanced data services was $3.2 million at the end of the third quarter of 2006 compared to $3.3 million at the beginning of the third quarter of 2006 and $3.4 million at the end of the third quarter of 2005. We expect to begin recording revenue from our “IP Live” initiative in the fourth quarter of 2006.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale and commercial revenue, reduced margins due to competitive pricing in the commercial business, approximately $0.7 million in spin-off related expenses and $0.6 million in start-up costs related to the “IP Live” initiative, an integrated voice and data solution for small and medium businesses. Partially offsetting these operating earnings decreases were reductions in marketing and advertising expenses.

Printing Services

Revenue from printing services in the third quarter of 2006 was $15.4 million, a decrease of $1.9 million, or 10.4%, compared to $17.3 million in the third quarter of 2005. Operating earnings from printing services in the third quarter of 2006 were $0.4 million, a decrease of $0.2 million, or 27.9%, compared to $0.6 million in the third quarter of 2005.

The decrease in printing services revenue was primarily due to a $2.4 million decrease in revenue from Dell Computer Corporation partially offset by a $0.5 million increase in revenue from the printing of publications and product manuals. Dell accounted for 6.6% and 20.0% of our printing services revenue in the third quarter of 2006 and 2005, respectively. As previously discussed, we have fully exited the Dell software business, which will continue to result in revenue decreases in 2006 compared to 2005. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The decrease in printing services operating earnings was primarily due to start-up costs for a rebuilt binding line.

Other

Other revenue in the third quarter of 2006 was $9.2 million, a decrease of $1.9 million, or 16.6%, compared to $11.1 million in the third quarter of 2005. Other operating earnings in the third quarter of 2006 were $0.7 million, a decrease of $0.4 million, or 36.3%, compared to operating earnings of $1.1 million in the third quarter of 2005.

The following table presents our other revenue and operating earnings for the third quarter of 2006 and 2005:

	2006			2005
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$9.9	$(0.7)	$9.2	$12.1	$(1.0)	$11.1	(16.6)

Operating earnings	$(0.2)	$0.9	$0.7	$--	$1.1	$1.1	(36.3)

The decrease in other revenue in the third quarter of 2006 compared to the third quarter of 2005 was primarily due to a decrease in postage amounts billed to customers and a decrease in mailing services at our direct marketing services business due to the loss of a large customer. Included in revenue and operating costs and expenses at our direct marketing services business is $5.5 million and $7.0 million of postage amounts billed to customers in the third quarter of 2006 and 2005, respectively.

The decrease in other operating earnings was primarily due to the revenue decrease at our direct marketing services business and an increase in certain corporate expenses.

Other Income and Expense and Taxes

Interest income was insignificant in the third quarter of 2006 and 2005. Interest expense was $4.0 million in the third quarter of 2006 compared to $0.7 million in the third quarter of 2005. The increase is primarily due to an increase in debt outstanding related to the television operations we acquired in December 2005, share repurchase activity and higher short-term interest rates. Amortization of deferred financing costs was $0.1 million in the third quarter of 2006 and 2005.

The effective tax rate for continuing operations was 40.3% in the third quarter of 2006 and 40.4% in the third quarter of 2005.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $1.0 million in the third quarter of 2006 from a purchase price adjustment related to the January 2005 sale of NorthStar Print Group, Inc. The gain from discontinued operations was insignificant in the third quarter of 2005. Income tax benefit applicable to discontinued operations was $0.7 million in the third quarter of 2006.

Net Earnings

Our net earnings in the third quarter of 2006 were $13.5 million, a decrease of $0.5 million, or 3.5% compared to $14.0 million in the third quarter of 2005. The decrease was primarily due to an increase in interest expense for the reasons described above and the loss from discontinued operations partially offset by an increase in operating earnings.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.21 and $0.20 respectively, for the third quarter of 2006 compared to basic and diluted earnings per share from continuing operations of $0.19 for the third quarter of 2005. Our loss from discontinued operations had a negative impact of $0.02 and $0.01, respectively, on our basic and diluted earnings per share for the third quarter of 2006.

Three Quarters Ended September 24, 2006 compared to Three Quarters Ended September 25, 2005

Consolidated

Our consolidated revenue from continuing operations in the three quarters of 2006 was $580.7 million, an increase of $11.6 million, or 2.0%, compared to $569.1 million in the three quarters of 2005. Our consolidated operating costs and expenses from continuing operations in the three quarters of 2006 was $328.4 million, an increase of $0.8 million, or 0.3%, compared to $327.6 million in the three quarters of 2005. Our consolidated selling and administrative expenses from continuing operations in the three quarters of 2006 were $170.6 million, an increase of $5.1 million, or 3.0%, compared to $165.5 million in the three quarters of 2005.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Revenue from continuing operations:
Publishing	$239.2	41.2	$253.6	44.6
Broadcasting	168.4	29.0	120.6	21.2
Telecommunications	95.9	16.5	107.4	18.9
Printing services	48.5	8.4	53.7	9.4
Other	28.7	4.9	33.8	5.9

Total revenue	580.7	100.0	569.1	100.0
Total operating costs and expenses	328.4	56.5	327.6	57.5
Selling and administrative expenses	170.6	29.4	165.5	29.1

Total operating costs and expenses and selling
and administrative expenses	499.0	85.9	493.1	86.6

Total operating earnings	$81.7	14.1	$76.0	13.4

The increase in total revenue from continuing operations was due to the contribution from the television operations we acquired in December 2005, an increase in political and issue advertising revenue, Olympic advertising revenue at our NBC affiliates and local advertising revenue at our television stations, an increase in political and issue advertising revenue and national advertising revenue at our radio stations and an increase in interactive revenue at our daily newspaper. These revenue increases were partially offset by a decrease in retail and classified automotive advertising revenue and the reduction in revenue at our daily newspaper for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a settlement agreement with a classified advertiser as well as a voluntary offer made to preprint advertisers, a decrease in wholesale revenue at our telecommunications business due to service disconnections and repricings, a decrease in postage revenue at our direct marketing services business due to the loss of a customer, a decrease in revenue from several computer-related customers in our printing services business, decreases in other and retail advertising revenue at our community newspapers and shoppers due to the reduction in business and closure of our Louisiana printing facility in New Orleans in late 2005 and a decrease in commercial services revenue at our telecommunications business due to a reduction in long-distance services and aggressive competition.

The increase in total operating costs and expenses from continuing operations was due to the television operations we acquired in December 2005 and an increase in commercial printing and other paper costs at our daily newspaper. These increases were partially offset by a decrease in total operating costs and expenses at our printing services business due to the decrease in revenue, a decrease in postage and freight expense at our direct marketing services business, a decrease in production costs at our community newspapers and shoppers due to the 2005 closure of our Louisiana printing facility in New Orleans, a decrease in operating costs and expenses in commercial services at our telecommunications business due to the decrease in revenue, a decrease in technology expenses at our radio stations and a decrease in syndicated programming expenses at our television stations.

The increase in selling and administrative expenses from continuing operations is primarily due to the television operations we acquired in December 2005, legal and advertising credit-claim processing costs for the Shorewest settlement at our daily newspaper, an increase in sales commissions and incentive compensation expense at our television operations and spin-off related expenses and start-up costs for the “IP Live” initiative at our telecommunications business. These increases were partially offset by a pension plan curtailment gain at our publishing and broadcasting businesses, a decrease in incentive compensation expense and corporate welfare benefit expenses in our other segment, hurricane-related costs in the third quarter of 2005 and insurance proceeds received from a business interruption claim from the impact of the hurricane at our community newspapers and shoppers business and a decrease in sales and promotional expenses at our radio stations.

Our consolidated operating earnings from continuing operations in the three quarters of 2006 were $81.7 million, an increase of $5.7 million, or 7.4%, compared to $76.0 million in the three quarters of 2005.

The following table presents our operating earnings by segment for the three quarters of 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Continuing operations:
Publishing	$25.8	31.6	$32.2	42.4
Broadcasting	42.8	52.4	21.5	28.3
Telecommunications	9.3	11.4	19.3	25.4
Printing services	1.5	1.8	1.4	1.8
Other	2.3	2.8	1.6	2.1

Total operating earnings	$81.7	100.0	$76.0	100.0

The increase in total operating earnings from continuing operations was primarily due to the contribution from the television operations we acquired in December 2005, the increase in revenue at our television and radio stations, the hurricane-related costs recorded in the three quarters of 2005, insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina at our community newspapers and shoppers business, a pension plan curtailment gain and a reversal of previously recognized performance-based incentive compensation expense. Partially offsetting these operating earnings increases were the decreases in operating earnings due to the impact of the decrease in revenue at our daily newspaper, telecommunications business and direct marketing services business.

Our consolidated EBITDA in the three quarters of 2006 was $116.8 million, an increase of $7.6 million, or 6.9%, compared to $109.2 million in the three quarters of 2005. The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the three quarters of 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$41.0	$49.5
(Gain) loss from discontinued operations, net	1.0	(4.9)
Provision for income taxes	28.1	29.8
Total other expense	11.5	1.6
Depreciation	33.4	32.2
Amortization	1.8	1.0

EBITDA	$116.8	$109.2

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, other and printing services segments partially offset by a decrease in operating earnings at our telecommunications and publishing segments for the three quarters of 2006 for the reasons described above.

Publishing

Revenue from publishing in the three quarters of 2006 was $239.2 million, a decrease of $14.4 million, or 5.7%, compared to $253.6 million in the three quarters of 2005. Operating earnings from publishing were $25.8 million, a decrease of $6.4 million, or 19.8%, compared to $32.2 million in the three quarters of 2005.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2005 and 2006:

	2006			2005
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$61.8	$39.5	$101.3	$67.6	$41.3	$108.9	(7.0)
Classified	49.9	8.4	58.3	54.2	8.0	62.2	(6.3)
National	7.8	--	7.8	7.9	--	7.9	(1.9)
Direct Marketing	4.1	--	4.1	4.8	--	4.8	(14.1)
Other	--	0.7	0.7	--	0.8	0.8	(2.6)

Total advertising revenue	123.6	48.6	172.2	134.5	50.1	184.6	(6.7)
Circulation revenue	38.9	2.1	41.0	39.8	2.2	42.0	(2.3)
Other revenue	8.1	17.9	26.0	5.6	21.4	27.0	(3.8)

Total revenue	$170.6	$68.6	$239.2	$179.9	$73.7	$253.6	(5.7)

Operating earnings	$18.9	$6.9	$25.8	$29.4	$2.8	$32.2	(19.8)

Advertising revenue in the three quarters of 2006 accounted for 72.0% of total publishing revenue compared to 72.8% in the three quarters of 2005.

Retail advertising revenue in the three quarters of 2006 was $101.3 million, a decrease of $7.6 million, or 7.0%, compared to $108.9 million in the three quarters of 2005. The $5.8 million decrease at our daily newspaper was primarily due to a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a settlement agreement with a classified advertiser as well as a voluntary offer made to preprint advertisers related to changes made in 2003 and 2004 reported net paid circulation numbers. The additional decrease in retail ROP advertising is due to decreases in automotive, health services, department store and communications categories partially offset by increases in the building/hardware/lawn and garden, food and real estate categories. The $1.8 million decrease at our community newspapers and shoppers was primarily due to the decrease in automotive and retail advertising, shoppers that were discontinued and replaced with a shared mail product of our daily newspaper and a reduction in business at our Louisiana publications.

Classified advertising revenue in the three quarters of 2006 was $58.3 million, a decrease of $3.9 million, or 6.3%, compared to $62.2 million in the three quarters of 2005. The $4.3 million decrease at our daily newspaper was primarily due to decreases in automotive advertising of $3.8 million, employment advertising of $0.6 million and other advertising of $0.2 million partially offset by a $0.3 million increase in real estate advertising. Employment advertising accounted for 43.0% of classified advertising at the daily newspaper in the three quarters of 2006. The $0.4 million increase at our community newspapers and shoppers is primarily due to the cross-sell program established with the daily newspaper.

The decrease in automotive advertising at our daily newspaper in the three quarters of 2006 was $5.4 million, or 31.7%, compared to the three quarters of 2005. This decrease is consistent with the national trend.

Total retail and classified Journal Interactive revenue at our daily newspaper was $6.9 million in the three quarters of 2006, an increase of $1.6 million, or 30.1%, compared to $5.3 million in the three quarters of 2005. During the three quarters of 2006, our daily newspaper continued investing in online products by launching eight new web sites and purchasing the Milwaukeemoms.com website for $0.2 million.

National advertising revenue in the three quarters of 2006 was $7.8 million, an decrease of $0.1 million, or 1.9%, compared to $7.9 million for the three quarters of 2005. The decrease was primarily due to decreases in the entertainment, transportation, and manufacturers categories partially offset by an increase in the business services, movies and communications categories.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail pieces for the three quarters of 2006 and 2005:

	2006	2005	Percent Change
Advertising linage (inches):
Full run
Retail	490,926	516,148	(4.9)
Classified	502,857	602,205	(16.5)
National	42,606	34,046	25.1

Total full run	1,036,389	1,152,399	(10.1)
Part run	84,939	126,107	(32.6)

Total advertising linage	1,121,328	1,278,506	(12.3)

Preprint pieces (in thousands)	632,266	637,163	(0.8)

Total advertising linage in the three quarters of 2006 decreased 12.3% compared to the three quarters of 2005. Full run advertising linage in the three quarters of 2006 decreased 10.1% compared to the three quarters of 2005 due to a reduction in classified and retail advertising linage partially offset by an increase in national advertising lineage. The decrease in classified advertising linage is primarily due to a decrease in the automotive category. Retail ROP advertising linage decreased due to the revenue decreases described above. National advertising linage primarily increased in the business services category. Part run advertising linage decreased 32.6% in the three quarters of 2006 due to a decrease in automotive zoned classifieds. Preprint advertising pieces decreased 0.8% in the three quarters of 2006 compared to the three quarters of 2005.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers and speicalty products for the three quarters of 2006 and 2005:

	2006	2005	Percent Change
Full pages of advertising:
Community newspapers	62,437	68,645	(9.0)
Shoppers and specialty products	78,869	81,665	(3.4)
Total full pages of advertising	141,306	150,310	(6.0)

Revenue per page	$309.69	$301.94	2.6

Total full pages of advertising for our community newspapers and shoppers business in the three quarters of 2006 decreased 6.0% compared to the three quarters of 2005. The decrease was due to the reduction in advertising in our Louisiana publications due to the impact of Hurricane Katrina, a special automotive supplement that was produced in 2005 and not continued in 2006 and reformatting certain papers to more efficiently use the amount of available space on each page. Revenue per page increased 2.6% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $4.1 million, a decrease of $0.7 million, or 14.1%, compared to $4.8 million in the three quarters of 2005. The decrease was due to The Bon-Ton Stores, Inc.'s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.7 million in the three quarters of 2006 compared to $0.8 million in the three quarters of 2005.

Circulation revenue in the three quarters of 2006 accounted for 17.1% of total publishing revenue compared to 16.6% in the three quarters of 2005. Circulation revenue of $41.0 million in the three quarters of 2006 decreased $1.0 million, or 2.3%, compared to $42.0 million in the three quarters of 2005 primarily due to decreases in daily and Sunday average net paid circulation and a decrease in the daily average rate per copy partially offset by an increase in the Sunday average rate per copy. Circulation revenue in the three quarters of 2006 decreased $0.1 million at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, commercial delivery, events and commercial printing revenue at our daily newspaper, accounted for 10.9% of total publishing revenue in the three quarters of 2006 compared to 10.6% in the three quarters of 2005. Other revenue of $26.0 million in the three quarters of 2006 decreased $1.0 million, or 3.8%, compared to $27.0 million in the three quarters of 2005. A $3.5 million decrease at our community newspapers and shoppers due to the closure of our Louisiana printing facility in late 2005 was partially offset by a $2.5 million increase in commercial printing, commercial delivery and other revenue at the daily newspaper.

In September 2006, our daily newspaper signed a five-year agreement to print the national edition of USA TODAY for distribution in the northern and western suburbs of Chicago, Illinois and the eastern half of Wisconsin. Printing commenced in late October 2006. With this agreement, our daily newspaper has now essentially reached its $5.0 million capacity for commercial printing at the new production facility.

Also in September 2006, we announced the closure of our Hartland, Wisconsin commercial printing plant. Our community newspapers and shoppers' Wisconsin-based printing will be consolidated at our printing operations in Waupaca, Wisconsin to enhance capacity utilization and streamline printing operations. We anticipate fourth quarter 2006 expenses related to the move, including employee-related charges, to approximate $0.7 million, and annualized savings to be between $0.6 million and $0.8 million.

Publishing operating earnings in the three quarters of 2006 were $25.8 million, a decrease of $6.4 million, or 19.8%, compared to $32.2 million in the three quarters of 2005. Operating earnings decreased $10.5 million at the daily newspaper primarily due to the operating earnings impact from the decrease in revenue and increases in direct expenses, commercial printing costs, legal and professional fees and recruitment and relocation expenses. These expenses were partially offset by decreases in benefit expenses, including a $0.7 million pension plan curtailment gain, payroll expenses reflecting a decrease in full-time employees and incentive compensation expense. Operating earnings increased $4.1 million in the three quarters of 2006 at our community newspapers and shoppers primarily due to $1.6 million of hurricane related costs in the three quarters of 2005, $1.1 million in insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina, a decrease in paper costs, a $0.4 million pension plan curtailment gain and reductions in bad debt and depreciation expenses. Total newsprint and paper costs for our publishing businesses in the third quarter of 2006 were $32.5 million, a decrease of $0.8 million, or 2.2%, compared to $33.3 million in the third quarter of 2005 primarily due to a decrease in consumption and the closure of our Louisiana printing facility in New Orleans in late 2005. Partially offsetting this savings was an 11.3% increase in average newsprint pricing per metric ton at our daily newspaper and community newspapers and shoppers. Consumption of metric tonnes of newsprint in the third quarter of 2006 decreased 16.0% compared to the third quarter of 2005 due to the switch to a lighter basis-weight newsprint by the daily newspaper and the 2005 closure of our Louisiana printing facility.

Broadcasting

Revenue from broadcasting in the three quarters of 2006 was $168.4 million, an increase of $47.8 million, or 39.6%, compared to $120.6 million in the three quarters of 2005. Operating earnings from broadcasting in the three quarters of 2006 were $42.8 million, an increase of $21.3 million, or 98.8%, compared to $21.5 million in the three quarters of 2005.

The following table presents our broadcasting revenue and operating earnings for the three quarters of 2006 and 2005:

	2006			2005			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$62.7	$105.7	$168.4	$61.5	$59.1	$120.6	39.6

Operating earnings	$18.0	$24.8	$42.8	$15.4	$6.1	$21.5	98.8

Revenue from our radio stations in the three quarters of 2006 was $62.7 million, an increase of $1.2 million, or 1.2%, compared to $61.5 million in the three quarters of 2005. The increase was due to a $0.8 million increase in political and issue advertising revenue, a $0.4 million increase in national advertising revenue and a $0.4 million increase in other revenue partially offset by a $0.4 million decrease in local advertising revenue.

Operating earnings from our radio stations in the three quarters of 2006 were $18.0 million, an increase of $2.6 million, or 16.6%, compared to $15.4 million in the three quarters of 2005. The increase in operating earnings was primarily due to the increase in revenue and decreases in technology, employee benefits, including a $0.2 million pension plan curtailment gain, promotional and sales expenses.

Revenue from our television stations in the three quarters of 2006 was $105.7 million, an increase of $46.6 million, or 78.9%, compared to $59.1 million in the three quarters of 2005. The increase was primarily attributed to a $39.5 million contribution from the television operations we acquired in December 2005 and on a same station basis, a $3.3 million increase in political and issue advertising revenue, a $3.3 million increase in Olympic advertising revenue and a $2.4 million increase in local advertising revenue partially offset by a $1.9 million decrease in national advertising revenue and a $0.1 million decrease in other revenue.

Operating earnings from our television stations in the three quarters of 2006 were $24.8 million, an increase of $18.7 million, or 306.6%, compared to $6.1 million in the three quarters of 2005. The increase in operating earnings was primarily due to a $13.1 million contribution from the television operations we acquired in December 2005 and the increase in revenue on a same station basis. An increase in sales commissions, incentive compensation, news and technology expenses was partially offset by a decrease in syndicated programming expenses, a $0.3 million pension plan curtailment gain and a decrease in promotional expenses.

Telecommunications

Revenue from telecommunications in the three quarters of 2006 was $95.9 million, a decrease of $11.5 million, or 10.7%, compared to $107.4 million in the three quarters of 2005. Operating earnings from telecommunications in the three quarters of 2006 were $9.3 million, a decrease of $10.0 million, or 51.8%, compared to $19.3 million in the three quarters of 2005.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from wholesale services in the three quarters of 2006 was $51.7 million, a decrease of $6.4 million, or 11.1%, compared to $58.1 million in the three quarters of 2005. The decrease was primarily due to anticipated service disconnections and lower prices on customer contract renewals. Monthly recurring revenue from wholesale data services at the end of the three quarters of 2006 was $5.3 million compared to $5.8 million at the beginning of 2006 and $5.8 million at the end of the three quarters of 2005. During the three quarters of 2006, new circuit connections of $1.2 million in monthly recurring revenue were more than offset by service disconnections and re-pricings.

We have substantial business relationships with a few large customers, including major long distance carriers. Our top 10 customers accounted for 39.3% and 37.2% of our telecommunications revenue in the three quarters of 2006 and 2005, respectively. As expected, the terms of the new Verizon Business contract were fully implemented in mid-March 2006, further reducing monthly recurring revenue as part of a new long-term agreement.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from commercial services in the three quarters of 2006 was $44.2 million, a decrease of $5.1 million, or 10.2%, compared to $49.3 million in 2005. The decrease was primarily due to a reduction in long-distance revenue, a reduction in premise based equipment sales, the loss of several significant customers and aggressive competition in the market partially offset by new customer sales. Monthly recurring revenue from commercial advanced data services at the end of the three quarters of 2006 was $3.2 million compared to $3.4 million at the beginning of 2006 and $3.4 million at the end of the three quarters of 2005. We expect to begin recording revenue from our “IP Live” initiative in the fourth quarter of 2006.

The decrease in operating earnings from telecommunications was primarily due to the decrease in wholesale and commercial revenue, reduced margins due to competitive pricing in the commercial services business, approximately $1.7 million in spin-off related expenses and $0.8 million in start-up costs related to the “IP Live” initiative, an integrated voice and data solution for small and medium businesses. Partially offsetting these operating earnings decreases were reductions in marketing, advertising and incentive compensation expenses.

On April 25, 2006, we announced a plan to spin-off our telecommunications business, Norlight Telecommunications, Inc., as an independent public company.

Printing Services

Revenue from printing services in the three quarters of 2006 was $48.5 million, a decrease of $5.2 million, or 9.7%, compared to $53.7 million in the three quarters of 2005. Operating earnings from printing services in the three quarters of 2006 were $1.5 million, an increase of $0.1 million, or 5.8%, compared to $1.4 million in the three quarters of 2005.

The decrease in printing services revenue was primarily due to a $6.5 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $1.3 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $2.6 million increase in revenue from the printing of publications and product manuals. Dell accounted for 8.4% and 19.7% of our printing services revenue in the three quarters of 2006 and 2005, respectively. As previously discussed, we have fully exited the Dell software business, which will continue to result in revenue decreases in 2006 compared to 2005. We do not expect this reduction in revenue to have an adverse impact on our results of operations.

The increase in printing services operating earnings was primarily attributed to a decrease in payroll, benefits, and depreciation expenses partially offset by reductions in sales volume to computer-related customers and start-up costs for a rebuilt binding line.

Other

Other revenue in the three quarters of 2006 was $28.7 million, a decrease of $5.1 million, or 15.2%, compared to $33.8 million in the three quarters of 2005. Other operating earnings in the three quarters of 2006 were $2.3 million, an increase of $0.7 million, or 43.9%, compared to operating earnings of $1.6 million in the three quarters of 2005.

The following table presents our other revenue and operating earnings for the three quarters of 2006 and 2005:

	2006			2005
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$31.4	$(2.7)	$28.7	$36.9	$(3.1)	$33.8	(15.2)

Operating earnings	$(0.6)	$2.9	$2.3	$0.4	$1.2	$1.6	43.9

The decrease in other revenue in the three quarters of 2006 compared to the three quarters of 2005 was primarily attributed to a decrease in postage amounts billed to customers at our direct marketing services business due to the loss of a customer. Included in revenue and operating costs and expenses from our direct marketing services business is $16.8 million and $21.7 million of postage amounts billed to customers in the three quarters of 2006 and 2005, respectively.

The increase in other operating earnings was primarily due to a reduction of performance-based incentive compensation expense and corporate benefit expenses partially offset by the decrease in revenue and an increase in bad debt, commission, temporary labor and benefit expenses at our direct marketing services business.

Other Income and Expense and Taxes

Interest income was insignificant in the three quarters of 2006 and $0.3 million in the three quarters of 2005. Interest expense was $11.6 million in the three quarters of 2006 compared to $1.8 million in the three quarters of 2005. The increase is primarily due to an increase in debt outstanding related to the television operations we acquired in December 2005, share repurchase activity and higher short-term interest rates. Amortization of deferred financing costs was $0.3 million in the three quarters of 2006 and 2005.

The effective tax rate for continuing operations was 40.1% in the three quarters of 2006 and 40.0% in the three quarters of 2005.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $1.0 million in the three quarters of 2006 from a purchase price adjustment related to the January 2005 sale of NorthStar Print Group, Inc. Income tax benefit was $0.7 million in the three quarters of 2006. Revenue from discontinued operations in the three quarters of 2005 was $4.1 million. Gain from discontinued operations, net of income taxes, was $4.9 million in the three quarters of 2005. Income tax expense was $3.1 million in the three quarters of 2005. Net assets of discontinued operations at September 24, 2006 were $0.3 million. Real estate holdings in Green Bay, WI, classified as discontinued operations, are to be sold to Multi-Color Corporation upon the achievement of certain environmental standards.

Net Earnings

Our net earnings in the three quarters of 2006 were $41.0 million, a decrease of $8.5 million, or 17.2%, compared to $49.5 million in the three quarters of 2005. The decrease was primarily due to the increase in interest expense for the reasons described above and the gain on discontinued operations in 2005 partially offset by the increase in operating earnings.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.60 and $0.58, respectively, for the three quarters of 2006, compared to basic and diluted earnings per share from continuing operations of $0.60 and $0.59, respectively, for the three quarters of 2005. Our loss from discontinued operations had a negative impact of $0.01 on our basic and diluted earnings per share in the three quarters of 2006 compared to a gain from discontinued operations which had a favorable impact of $0.07 and $0.06, respectively, for the three quarters of 2005.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of September 24, 2006, we had borrowings of $260.2 million under the facility at a weighted average rate of 5.97%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of September 24, 2006, we are in compliance with all of our material covenants.

Cash balances were $7.2 million at September 24, 2006. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

In late September 2006, Journal Broadcast Group, our broadcasting business, sold KBBX-FM for $7.5 million. The divestiture of KBBX-FM in Omaha, Nebraska is part of Journal Broadcast Group’s compliance with the Federal Communications Commission’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha from Emmis Communications Corporation.

In April 2006, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the following 18 months. Under the program, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. The action supplements the five million share repurchase authorization approved in February 2005 and completed in June 2006. During the three quarters of 2006, we repurchased 2.0 million of our class A shares under our February 2005 and April 2006 buy-back programs.

Cash Flow

Cash provided by operating activities was $80.6 million in the three quarters of 2006 compared to $81.2 million in the three quarters of 2005. The decrease was primarily due to a decrease in earnings from continuing operations due to decreases in revenue at our telecommunications, publishing and printing services business, spin-off related expenses at our telecommunications business and the increase in interest expense.

Cash used for investing activities was $27.7 million in the three quarters of 2006 compared to $23.1 million in the three quarters of 2005. Capital expenditures for property and equipment were $26.1 million in the three quarters of 2006 compared to $24.8 million in the three quarters of 2005. Our capital expenditures in our telecommunications business, which account for 46% of our total capital expenditures, are primarily targeted towards network maintenance and increased capacity and investments in our VoIP growth initiative (IP Live). We believe these expenditures will optimize its results and position it well for its future. In our broadcasting business, our capital expenditures are targeted towards technology upgrades, including investments in digital radio and for our television stations acquired in 2005. The cash used for investing activities in the three quarters of 2006 includes a $1.7 million purchase price adjustment for the sale of NorthStar Print Group in January 2005 and the three quarters of 2005 includes the $26.1 million proceeds received from the sale of NorthStar Print Group.

Cash used for financing activities was $52.6 million in the three quarters of 2006 compared to $56.3 million in the three quarters of 2005. Borrowings under our credit facility during the three quarters of 2006 were $164.5 million and we made payments of $178.8 million compared to borrowings of $172.4 million and payments of $179.1 million in the three quarters of 2005. Our operating cash flow has allowed us to pay down our borrowings by $14.3 million from December 25, 2005. In the three quarters of 2006 and 2005, we received $1.1 million and $1.2 million, respectively, in proceeds from the issuance of our class B common stock to our employees under our Employee Stock Purchase Plan. In the three quarters of 2006 and 2005, we paid $24.8 million and $35.5 million, respectively, to purchase our class A common stock. We paid cash dividends of $14.6 million and $15.3 million in the three quarters of 2006 and 2005, respectively.

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

During the third quarter and three quarters ended September 24, 2006, we recognized $0.2 million and $0.8 milion, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 24, 2006 was $0.1 million and $0.3 million, respectively. We recognize compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities during the three quarters of 2006. As of September 24, 2006, total unrecognized compensation cost related to stock-based compensation awards was approximately $1.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.9 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statement of earnings. As a result of adopting Statement No. 123(R), our earnings before income taxes and net earnings for the three quarters of 2006 were not materially different than if we had continued to account for share-based compensation under APB No. 25. There was no impact on basic or diluted earnings per share from adopting Statement No. 123(R).

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. In accordance with the new standard, we will adopt Statement No. 158 in the fourth quarter of 2006. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position effective for our fiscal year ending December 30, 2008. We do not believe the effect of adopting Statement No. 158 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In accordance with the new rule, we will adopt Statement No. 157 in the first quarter of 2008. We do not believe the effect of adopting Statement No. 157 will have a material impact on our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff, Shorewest Realtors, sought to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers from 1996 on. Shorewest sought disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a Motion to Dismiss the plaintiff’s claims on July 20, 2005 and Shorewest’s contract-base cause of action was subsequently dismissed by the court. On May 30, 2006, the parties filed a proposed settlement agreement with the court. Although Journal Sentinel and its counsel continue to believe the claims lack merit, and Shorewest and its counsel continue to believe the claims have merit, by agreeing to a settlement, the parties avoid the costs and risks of additional litigation on terms that are mutually agreeable. The settlement is on behalf of a proposed class of advertisers similar to Shorewest who placed ads in the Milwaukee Journal Sentinel between January 1, 1999 and December 31, 2005. The proposed settlement received approval from the court on September 29, 2006. Members of the class will be eligible to receive a credit to be used toward future advertising in the Milwaukee Journal Sentinel. In the second quarter of 2006, Journal Sentinel recorded a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under the settlement as well as for a voluntary offer made by Journal Sentinel to preprint advertisers related to changes made in 2003 and 2004 in Audit Bureau of Circulations reported net paid circulation numbers. Journal Sentinel expects to record $2.2 million for litigation related expenses, of which $1.9 million has been recorded. We expect to record the remainder of the expenses in the fourth quarter of 2006.

ITEM 1A.    RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in our Annual Report on Form 10-K for the year ended December 25, 2005. Additionally, Norlight, our telecommunications business filed a Registration Statement on Form 10 (Registration Statement) with the Securities and Exchange Commission on August 23, 2006. We refer you to the section entitled “Risk Factors” in the Information Statement (which is preliminary and subject to completion) that is included as Exhibit 99 to the Registration Statement for additional risk factors relating to our telecommunications business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the third quarter ended September 24, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs

June 26 to July 23, 2006	239,800	$ 11.21	239,800	4,516,500
July 24 to August 20, 2006	--	$ --	--	4,516,500
August 21 to September 24, 2006	--	$ --	--	4,516,500

(1)	all shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on April 25, 2006 and commenced on June 15, 2006, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. The repurchase program will expire in October 2007.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: November 1, 2006	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: November 1, 2006	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer