Form 10-K
period 2006-12-31
JOURNAL COMMUNICATIONS INC
filed 2007-03-07
CIK 1232241

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number: 1-31805

JOURNAL COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	20-0020198
(State of incorporation)	(I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 224-2000

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 23, 2006 was approximately $500,948,388 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date). Neither of the registrant’s class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.363970 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2007 (excluding 8,676,705 shares of class B common stock, held by our subsidiary, The Journal Company):

Class	Outstanding at February 28, 2007
Class A Common Stock	48,291,093
Class B Common Stock	17,098,735
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our May 3, 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following, as well as those contained in Item 1A. “Risk Factors” of this Annual Report on Form 10-K:

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

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and 75 community newspapers and shoppers in eight states. Our broadcasting segment consists of 36 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Included in our publishing and broadcasting segments are more than 75 online enterprises. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

We were founded in 1882 as a newspaper publisher serving Milwaukee, Wisconsin. Our media business mix was expanded in 1927 when we signed on WTMJ radio station, and again in 1947 when we put WTMJ-TV on the air. In 1937, Harry J. Grant founded our employee ownership plan, which contributed significantly to our company's positive culture and growth through its termination in 2003, in conjunction with our initial public offering. We believe our current capital structure allows us to continue our longstanding tradition of employee ownership. We have been able to attract and retain motivated people who have a passion for the business and a level of commitment and sense of accountability that is heightened due to their participation in ownership. Our culture is reinforced by our strong commitment to high ethical standards.

In 2006, our total revenue was $671.9 million, 84.4% of which was generated from our publishing and broadcasting operations and 15.6% from printing services and other operations. The revenue generated by each operating segment, as a percentage of our consolidated revenue, for the last three years is shown below:

	2006	2005	2004
Publishing	48.9%	54.3%	53.8%
Broadcasting	35.5	27.0	27.3
Printing Services	10.0	11.6	12.1
Other	5.6	7.1	6.8

Total	100.0%	100.0%	100.0%

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc., and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 48.9% of our revenue and 35.1% of our operating earnings for the year ended December 31, 2006. Within our publishing segment, our daily newspaper accounted for 72.1% of our publishing revenue and 81.3% of our publishing operating earnings in 2006. See Note 12 to our Consolidated Financial Statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a 6-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2006 of 401,379 on Sunday and 231,052 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2006 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 highest populated markets in the United States with a 70% penetration rate and the daily newspaper ranks number two with a 46% penetration rate. These rankings are calculated by dividing the number of adults reading the newspaper in a newspaper’s Metropolitan Statistical Area (MSA) by the number of persons over the age of 18 in the newspaper’s MSA. The Milwaukee Journal Sentinel’s MSA, which ranks among the top 50 in the United States, consists of Milwaukee, Waukesha, Washington and Ozaukee counties.

The American Society of Newspaper Editors recently awarded us with a 2007 Jesse Laventhol Award for deadline reporting by a newsroom team for coverage of a manufacturing plant explosion and a series entitled “Abandoning our Mentally Ill” was honored as a finalist for the 2007 Seldon Ring Award for Investigative Reporting. In 2006, our national print awards for work published in 2005 included a Pulitzer Prize finalist for the account of a teenage girl’s recovery from rabies, the National Headliner award for medical reporting, Society of American Business Editors and Writers for the best in business among business sections, Society for News Design for photographs, graphics and page designs and editing, the American Society of Newspapers Editors for breaking news for coverage of multiple shootings at a Brookfield, WI church, Inland Press Association for a stem cell research series, the Nakkula Award for the reporting on a police brutality case and the National Association of Real Estate Editors for Best Newspaper Real Estate Section.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, MKEOnline.com, MilwaukeeMarketplace.com, Milwaukeemoms.com and the MyCommunityNOW family of 25 community websites, which we operate under the name of Journal Interactive. Also, we have developed an award-winning subscription-based website, PackerInsider.com, dedicated to coverage of the Green Bay Packers. In 2006, advertising revenue for Journal Interactive increased 34.3% over 2005.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

Although the penetration of the Milwaukee Journal Sentinel among southeastern Wisconsin readers is generally high, the newspaper still has significant growth potential, especially in targeted ZIP codes in which the newspaper’s penetration level remains low.

The following table sets forth our average net paid circulation:

	Six-Months Ended September 30			12-Months Ended March 31
	2006	2005	2004	2006	2005	2004
Daily (Six day average)	231,052	236,219	236,692	235,188	239,975	240,106
Sunday	401,379	405,009	424,208	405,175	423,677	422,069

Circulation revenue accounted for 22.2% of our daily newspaper’s total revenue in 2006. The Milwaukee Journal Sentinel single copy prices are $0.50 for daily and $1.75 for Sunday in our PMA.

Advertising revenue accounted for 72.9% of our daily newspaper’s total revenue in 2006. We have set forth in the table below annual advertising volume for the Milwaukee Journal Sentinel (measured in column inches)

and the number of preprints (which are individual customer’s advertisements that are provided by the customer) inserted into the Milwaukee Journal Sentinel’s daily and Sunday editions and its total market coverage products, Weekend Plus and Marketplace, for the last three years. We believe the advertising volume decline during 2006 in “full run” (which refers to advertisements that are published in all editions of the newspaper, as opposed to “part run” which refers to advertisements published in only certain editions of the newspaper) was a result of advertisers decreasing their ROP (run-of-press) spending and certain advertisers switching to preprints. We believe some advertisers utilize preprints because preprints can offer opportunities for targeted advertising, higher print quality and, possibly, lower cost. Preprint pieces increased in 2006 compared to 2005 due to an overall increase in the number of advertisers using preprints.

Other revenue, which consists of revenue from commercial printing, commercial delivery and promotional revenue, accounted for 4.9% of our daily newspaper’s total revenue in 2006.

	Annual Advertising Linage
	2006	2005	2004
	(inches in thousands)
Full run in column inches	1,383.4	1,505.2	1,623.4
Part run in column inches	111.4	167.0	172.1
Preprint pieces (in millions)	926.2	895.6	800.7

Community Newspapers and Shoppers

We own and operate 75 community newspapers and shoppers and four printing plants through our subsidiary, Journal Community Publishing Group.

We publish 37 community newspapers, with a combined paid and free average weekly distribution of more than 285,000. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news. Our local newspapers serve communities in Wisconsin, Connecticut and Florida.

We publish 29 shoppers with a combined average weekly distribution of more than 596,000. Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. Our shoppers are delivered to various communities in Wisconsin, Ohio, Louisiana, Vermont and Massachusetts.

We also publish nine niche publications that appeal to a very specific advertiser and reader, with a combined paid and free average weekly distribution of more than 139,000. A few examples of the niche products are automotive- and boating- focused publications. We provide niche publications in Wisconsin, Louisiana, Florida and New York.

Advertising revenue and circulation revenue accounted for 70.2% and 3.1%, respectively, of our community newspapers’ and shoppers’ total revenue in 2006. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 26.6% of our community newspapers’ and shoppers’ total revenue in 2006.

In 2006, Community Newspapers (CN), a division of Journal Community Publishing Group, discontinued 10 shopper publications. In addition, our daily newspaper launched a new shared mail product for the full Milwaukee market called Marketplace which enables it and CN to provide unrivaled neighborhood coverage in the greater Milwaukee area.

In late January 2007, CN revamped its weekly community newspapers while still maintaining the same market coverage. These newspapers will change their names to adopt the “NOW” moniker after a given community’s name, which change follows the 2006 launch of 25 “CommunityNOWTM” websites which include local news from both the Journal Sentinel and CN as well as local bloggers and other features. These weeklies are now being distributed free of charge with the daily newspaper, which should double their distribution in the communities they target.

Our community newspapers, shoppers and niche publication groups are as follows:

	2006 Average Distribution	Number of
		Newspapers	Shoppers	Niche Publications
Northern Wisconsin	327,000	4	11	3
Southeastern Wisconsin	155,000	17	4	—
Ohio	184,000	—	8	—
New York/Connecticut	131,000	12	—	1
Florida	80,000	4	—	2
Louisiana	76,000	—	2	3
Vermont/Massachusetts	67,000	—	4	—

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase the majority of our estimated newsprint requirements from two suppliers according to the terms of our purchase contracts. We purchase a majority of our remaining estimated newsprint requirements in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $668 in 2006 compared to an average net price per ton of $608 in 2005. Our consumption of newsprint decreased to 56,260 metric tons in 2006 from 65,058 metric tons in 2005, and our total cost of newsprint increased $2.0 million in 2006. Based on the consumption of newsprint in 2006, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.6 million.

The decrease in consumption in 2006 is due to decreases in ROP advertising, editorial content, average net paid circulation and production waste at our daily newspaper and the shutdown of our printing plant in New Orleans in late 2005 partially offset by an increase in consumption due to the extra week in fiscal 2006.

Industry and Competition

Newspaper publishing is the oldest segment of the media industry. Metropolitan and community newspapers often represent the primary medium for local advertising due to their importance to the communities they serve. We believe newspapers continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods and to maximize household reach. Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and paid circulation. These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, and customer service. On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.

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

Although there are several major national newspaper companies, we believe that the newspaper publishing industry in the United States remains fragmented. Many smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, we believe that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most markets cannot sustain more than one daily newspaper.

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate nine television stations and 36 radio stations in 12 states, as well as operate two additional television stations under local marketing agreements. Our broadcasting business accounted for 35.5% of our revenue and 61.1% of our operating earnings for the year ended December 31, 2006. See Note 12 to our Consolidated Financial Statements for additional financial information regarding our broadcasting business.

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

In three of our markets—Milwaukee, Wisconsin, Boise, Idaho and Tucson, Arizona—we own and operate both television and radio stations. We also own and operate six radio stations and operate a television station under a local marketing agreement in our Omaha, Nebraska market. Assuming television stations will be available at attractive prices, we may consider pursuing additional acquisitions, particularly of stations in mid-sized growth markets with potential for operating improvement. As an example of our acquisition strategy, on December 5, 2005, we acquired the business and certain assets of ABC affiliate KGUN-TV in Tucson, Arizona and FOX affiliate WFTX-TV in Naples/Fort Myers, Florida. In addition, we acquired certain assets of CBS affiliate KMTV-TV in Omaha, Nebraska and operate this station under a local marketing agreement effective December 5, 2005. KMTV-TV and KGUN-TV operate in markets in which we also currently own and operate existing radio stations. We may seek to add second stations in our existing markets and exploit other potential clustering or cross-ownership opportunities as they arise.

Radio Broadcasting

Based on the Fall 2006 Arbitron ratings book, we have the number one station in terms of station audience rank in three of the eight markets in which our radio stations operate, including in Milwaukee where WTMJ-AM has been the top rated radio station for 42 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 36 radio stations since 1999. In 2006, revenue from radio operations accounted for 36.7% percent of our broadcasting revenue.

Our radio stations are:

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)		Total Stations in Market(2)	FCC License Class(3)
Milwaukee, WI
WTMJ-AM	Milwaukee, WI	1927	News/Talk/Sports	1		29	B
WKTI-FM	Milwaukee, WI	1959	Adult Contemporary	11	+	29	B

Omaha, NE
KOMJ-AM(5)	Omaha, NE	1995	Adult Standards	18	+	23	C
KEZO-FM	Omaha, NE	1995	Rock	3		23	C
KKCD-FM	Omaha, NE	1995	Classic Hits	9	+	23	C2
KSRZ-FM	Omaha, NE	1998	Hot Adult Contemporary	8		23	C
KXSP-AM	Omaha, NE	1999	Sports	16	+	23	B
KQCH-FM	Omaha, NE	1999	Contemporary Hits	4		23	C

Tucson, AZ
KFFN-AM	Tucson, AZ	1996	Sports	16		26	C
KMXZ-FM	Tucson, AZ	1996	Adult Contemporary	2		26	C
KZPT-FM	Tucson, AZ	1996	Hot Adult Contemporary	13		26	A
KGMG-FM	Oracle, AZ	1998	Rhythmic Oldies	11	+	26	C2

Knoxville, TN
WQBB-AM	Powell, TN	1998	Adult Standards	16	+	20	D
WMYU-FM	Karns, TN	1997	Hot Adult Contemporary	10		20	A
WWST-FM	Sevierville, TN	1997	Contemporary Hits	3		20	C1
WKHT-FM	Knoxville, TN	1998	Rhythmic Contemporary Hits	6		20	A

Boise, ID
KGEM-AM	Boise, ID	1998	Oldies	16	+	22	B
KJOT-FM	Boise, ID	1998	Rock	7		22	C
KQXR-FM	Boise, ID	1998	Alternative Rock	9		22	C1
KTHI-FM	Caldwell, ID	1998	Classic Hits	2		22	C
KRVB-FM	Nampa, ID	2000	Adult Alternative	12	+	22	C
KCID-AM(4)	Caldwell, ID	1998	Adult Standards	N/A		22	C

Wichita, KS
KFTI-AM	Wichita, KS	1999	Classic Country	12	+	21	B
KFDI-FM	Wichita, KS	1999	Country	1		21	C
KICT-FM	Wichita, KS	1999	Rock	4		21	C1
KFXJ-FM	Augusta, KS	1999	Classic Hits	8		21	C2
KYQQ-FM	Arkansas City, KS	1999	Regional Mexican	16		21	C
KMXW-FM	Newton, KS	2000	Hot Adult Contemporary	19		21	C1

Springfield, MO
KSGF-AM/FM	Springfield, MO/ Ash Grove, MO	1999/2003	News/Talk (Simulcast)	4		20	B/C3
KTTS-FM	Springfield, MO	1999	Country	1		20	C
KSPW-FM	Sparta, MO	1999	Rhythmic Contemporary Hits	3		20	C2
KZRQ-FM	Mt. Vernon, MO	2003	Active Rock	10	+	20	C3

Tulsa, OK
KFAQ-AM	Tulsa, OK	1999	Talk	11	+	23	A
KVOO-FM	Tulsa, OK	1999	Country	3		23	C
KXBL-FM	Henryetta, OK	1999	Classic Country	6	+	23	C1

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2006 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Friday between 6:00 a.m. and midnight. A “+”indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2006 Arbitron ratings book. In order to be qualified to be reported, a station must have received five or more minutes of listening in at least 10 diaries in the market from midnight to midnight, Monday through Sunday, during the survey period.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	KCID-AM did not qualify to be reported in the Fall 2006 Arbitron ratings book.

(5)	On January 23, 2007, Journal Broadcast Group announced it had signed an agreement to sell KOMJ-AM to Cochise Broadcasting LLC.

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

We have aligned our radio stations in clusters within a market, in many cases building out the cluster around a lead station. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster. Assuming radio stations will be available at attractive prices, we currently intend to continue our acquisition program following our cluster strategy in certain existing and new mid-sized growth markets. We have converted 10 of our radio stations to digital transmission and plan to convert seven additional radio stations to digital by mid-2007.

Television Broadcasting

Based on the November 2006 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in eight of the ten markets in which our television stations operate. As of November 2006, WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast (Monday-Friday) in its Designated Market Area in 64 of the previous 65 ratings periods (based on the percentage of the total potential household audience). In 2006, revenue from television operations accounted for 63.3% of our broadcasting revenue.

Our television stations are:

Station	Market	Year Acquired	Network Affiliation	Station Market Rank(1)		Station Audience Share(1)	Total Stations in Market(2)
WTMJ-TV	Milwaukee, WI	1947	NBC	1	+	12	13
KTNV-TV	Las Vegas, NV	1979	ABC	3		7	12
WSYM-TV	Lansing, MI	1984	FOX	4	+	6	7
KMIR-TV	Palm Springs, CA	1999	NBC	2	+	8	10
KIVI-TV	Boise, ID	2001	ABC	3		9	6
KSAW-TV(3)	Twin Falls, ID	2001	ABC	3	+	6	6
WGBA-TV	Green Bay, WI(6)	2004	NBC	4		10	7
WACY-TV(4)	Appleton, WI(6)	2004	UPN	N/A		N/A	7
KGUN-TV	Tucson, AZ	2005	ABC	2	+	13	10
WFTX-TV	Naples/Fort Myers, FL	2005	FOX	3		5	8
KMTV-TV(5)	Omaha, NE	2005	CBS	3		11	8

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the Designated Market Area. Station audience share equals the percentages of the audience in the Designated Market Area actually watching our television station. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2006 Nielsen ratings book. A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the Designated Market Area (DMA) that meet the minimum reporting standards.

(3)	Low-power television station.

(4)	We acquired certain assets of WACY-TV and assumed an existing local marketing agreement between WGBA-TV and WACY-TV effective October 2005. WACY-TV did not qualify to be reported in the November 2006 Nielsen ratings book.

(5)	We acquired certain assets of KMTV-TV and operate this station under a local marketing agreement effective December 5, 2005. We applied for the transfer of this FCC license to us from Emmis Communications Corporation on January 23, 2007.

(6)	Green Bay, WI and Appleton, WI are considered one Designated Market Area.

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and FOX) has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Lower ratings of NBC network programming has continued to have an adverse affect on revenue in our Milwaukee, Green Bay, and Palm Springs markets. However, recent improvement in ratings has given our Las Vegas and Boise ABC stations new revenue opportunities. We believe all of our television stations are strong affiliates with good relationships with the respective networks. We believe that Las Vegas, Boise, Palm Springs, Tucson and Fort Myers/Naples are markets with attractive demographic and growth profiles and that as a result, there is significant opportunity for growth and operating improvement at these stations.

In all of our markets and regardless of network affiliation, we focus on delivering leading local news programming and contracting for popular syndicated programming with the objective of maximizing our ratings and in turn our share of advertising spending in a given market. Based on the Five-day Average DMA Household Rating in the November 2006 Nielsen ratings book, we had the number one local late evening news program in two of our ten markets—KMIR-TV in Palm Springs and WTMJ-TV in Milwaukee.

We derive the vast majority of our television broadcasting revenue from advertising. Our television advertising revenue and rates in even-numbered years benefit from political, issue, and Olympics-related advertising. Absent political and issue advertising, there is less pressure on inventory, which drives rates downward. For example, television political and issue advertising revenue was $14.6 million in 2006 compared to $0.6 million in 2005. In addition, NBC has purchased the right to broadcast the Olympics through 2012, and we expect higher revenue in these years because the expected increased ratings during the Olympic time period for our three NBC affiliates will allow them to sell advertising at premium rates.

We have also made substantial investments in digital transmission equipment at our stations and are fully compliant with FCC mandates on digital transmission. We anticipate investing in digital infrastructure in several of our television markets as we make the continuing transition to HDTV. In some cases, this investment replaces aging analog equipment. Also, we expect these investments to create additional operating efficiencies and improve the transfer of program content to our interactive websites.

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

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX). The second category comprises stations affiliated with more recently developed national networks, such as CW (formerly UPN and WB) and MyNetwork TV. The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising sold by us. Rates are influenced by the demand for advertising time, the popularity of the station’s programming and market size.

Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year, which coincides with increased advertising around certain holidays. Historically, the second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. In even numbered years, the Olympics, which typically occur during the first quarter or third quarter, and political advertising, which typically is strongest in the third and fourth quarters, tend to cause increases in advertising revenue. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations.

Printing Services

Our printing services business is conducted through our wholly owned subsidiary IPC Print Services, Inc. (IPC). Our printing services business accounted for 10.0% of our revenue and 2.4% of our operating earnings for the year ended December 31, 2006. See Note 12 to our Consolidated Financial Statements for additional financial information regarding our printing services business.

IPC, which was founded in 1949 and acquired by us in 1992, provides a wide range of printing services including complete production of magazines, professional journals and documentation material, as well as mailing solutions and fulfillment. The foundation of our printing business includes printing scientific, medical and technical journals and magazines. We generally utilize conventional and electronic pre-press processes, web- and sheet-fed printing and complete bindery and finishing in our production processes. All of these markets are served through our direct national sales force or by the use of print brokers.

The printing services industry is highly competitive and generally characterized by lower operating margins. As a result, we maintain control over our costs and ensure we align our cost base to changes in our revenue streams. We consistently seek opportunities to grow revenue through existing or new business. For example, there are opportunities for growth in providing printing products and services to OEMs (original equipment manufacturers) and to magazine publishers.

Dell Computer Corporation accounted for 7.5% and 19.0% of our printing services revenue in 2006 and 2005, respectively. In early 2006, we ceased supplying software-related products to Dell, which was consistent with our strategy to focus on our core publication printing business. Although we continue to supply Dell with printed documentation, the projected revenue from Dell for the full 2007 fiscal year should represent a small portion of IPC’s total revenue.

Industry and Competition

The printing services industry continues to experience consolidation. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than us in size with broader product offerings. The major competitive factors that impact our printing services business are price and schedule flexibility, paper prices, United States Postal Service (USPS) rates, customer service and finished products quality, time to market and distribution capabilities.

We compete with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry and consolidation within the industry that has increased competition. Rapid technological changes as well as a more global marketplace, both in terms of supply and demand, have also brought new competitors to the marketplace. To lessen exposure to larger competitors with greater resources, we focus generally on specialized markets with small- to medium-sized print run requirements where we can achieve market differentiation and gain competitive advantages through knowledge of the market and the ability to offer high quality solutions to customers.

Other

Our other business consists of our direct marketing services business conducted through our wholly owned subsidiary, PrimeNet, and corporate intercompany eliminations and corporate expenses, and accounted for 5.6% of our revenue and 1.4% of our operating earnings for the year ended December 31, 2006. See Note 12 to our Consolidated Financial Statements for additional financial information regarding our direct marketing services business and corporate expenses and eliminations.

Our direct marketing business provides direct marketing support services to major brands and marketers of automotive, retail, publishing, financial and other services in the United States and Canada. Our direct marketing business is committed to providing innovative data, print and mail solutions that are on time and right.

Compliance with Environmental Laws

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. Compliance with existing or new environmental laws and regulations may require us to make future expenditures.

Regulation

Our businesses are subject to regulation by governmental authorities in the United States and in the various states in which we operate.

Television and Radio Regulation

Introduction

Our television and radio broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (which we refer to as the Communications Act). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast and other uses; determines the location and power of stations and establishes areas to be served; grants permits and licenses to construct and operate television and radio stations on particular frequencies; issues, revokes, modifies and renews radio and television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; regulates the content of some forms of programming; adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations; and has the power to impose penalties for violations of its rules.

Licensed broadcast stations must pay FCC regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, closed captioning of certain television programming, obscene, indecent and profane broadcasts, and technical operations, including limits on radio frequency radiation. Additionally, the FCC’s rules require licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts. Television stations are also required to broadcast a minimum of three hours per week of “core” children’s educational programming, which must be identified as educational and informational at the time it is broadcast and described in quarterly children’s programming reports required to be placed in the stations’ public inspection files and filed with the FCC. The amount of “core” children’s programming broadcast by a digital television station (see “Digital Television,” below) is required to increase proportionally with the number of free video programming streams broadcast simultaneously (multicast) by that station.

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

Broadcast Licenses/Renewals

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses, and we are not currently aware of any facts that would prevent their renewal. On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the FCC asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area (DMA), including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. We filed an opposition to the petition at the FCC on December 15, 2005, and MPIMC filed a reply to our opposition on January 18, 2006. The pleading cycle is now closed and the matter is under review by the staff of the FCC. It is impossible to predict when the FCC will rule on this matter. We believe the petition is without merit and will continue to defend the allegations against us vigorously in any continuing proceedings before the FCC.

Ownership Restrictions

The Communications Act and FCC rules and policies include a number of limitations regarding the number and reach of broadcast stations that any person or entity may own, directly or by attribution. FCC approval is also required for transfers of control and assignments of station licenses.

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the Daily Newspaper Cross-Ownership Rule; the Local Radio Ownership Rule; the Radio-Television Cross-Ownership Rule; the Dual Network Rule; and the Local Television Multiple Ownership Rule. In a decision adopted June 2, 2003, the FCC relaxed several of these rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties sought reconsideration of the new rules and others filed judicial appeals. The U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003. Then, in an opinion issued on June 24, 2004, the court remanded the new rules to the FCC with instructions to undertake additional analysis and to justify what the court characterized as “several irrational assumptions and inconsistencies” in the FCC’s June 2, 2003 decision. In an order issued on September 3, 2004 in response to a request by the FCC, the Third Circuit court lifted its stay insofar as it applied to the modified Local Radio Ownership Rule. In all other respects the rules that were in effect prior to June 2, 2003 will remain in effect until the appeals are resolved or the stay is lifted. On June 13, 2005, the United States Supreme Court declined to review the June 24, 2004 ruling by the Third Circuit Court of Appeals. In response to the remand order and in order to satisfy its statutory obligation to conduct a quadrennial review of its media ownership rules, on July 24, 2006, the FCC released a Further Notice of Proposed Rulemaking soliciting additional public comments on the rules. We cannot predict the outcome of the FCC proceeding or of any subsequent review of the proceeding by the Third Circuit Court of Appeals, which has retained jurisdiction over the case.

Under the currently effective Daily Newspaper Cross-Ownership Rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television station or a radio station in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published. Our media operations in Milwaukee are grandfathered under this rule. Under the new rule that has been stayed, in television markets with between four and eight television stations, a party may have an attributable interest in a daily newspaper, a television station, and radio stations up to one half of the local radio station limit (see below). In markets with nine or more television stations, there are no longer any broadcast-newspaper cross-ownership restrictions under the new rule that has been stayed.

The September 3, 2004 order of the Court of Appeals for the Third Circuit partially lifting its stay of the FCC’s June 2, 2003 decision permitted the new Local Radio Ownership Rule to take effect. Under the rule, the number of radio stations an entity may own in a given market is dependent upon the size of that radio market. Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in the market, except for combinations of one AM and one FM station, which are permitted in any size market. For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Financial Network assigns the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. Also under the rule, a radio station that brokers more than 15% of another in-market station’s weekly programming or advertising time will be deemed to have an attributable interest in the brokered station counting toward the applicable local numerical ownership limitation.

The currently effective Radio-Television Cross-Ownership Rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same-market, commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market. Under the new, stayed rule, subject to the applicable limitations of the Local Radio Ownership Rule and the Local Television Multiple Ownership Rule, cross-ownership of television stations and radio stations is not limited in television markets with four or more television stations so long as there is no common daily newspaper ownership.

Under the currently effective Local Television Multiple Ownership Rule, absent a waiver, an individual (or entity) cannot have an attributable interest in more than one television station in a market, unless (i) the market would have at least eight independent television voices after the combination and at least one of the stations is not one of the top-four-rated stations in the television market, or (ii) the stations’ Grade B contours do not overlap. Under the new, stayed rule, common ownership of up to three television stations is permitted in markets with 18 or more television stations. Common ownership of up to two television stations is permitted in television markets with between five and 17 television stations. Ownership of one television station is permitted in television markets with fewer than five television stations. The new rules do not permit combinations of two or more of the top-four-rated television stations in any market. In its June 2, 2003 order, the FCC also relaxed the standards for obtaining a waiver of the Local Television Multiple Ownership Rule for “failed” (i.e., bankrupt) or “failing” stations (i.e., stations with negative cash flow and less than a four-share all-day audience rating). The FCC also stated that it would consider waivers of the “top-four ranked” restriction in markets with 11 or fewer television stations.

The Dual Network Rule permits a television broadcast station to affiliate with one of the four major networks—ABC, CBS, FOX and NBC, that owns, operates, maintains or controls one of the emerging broadcast networks. The four major networks are prohibited from merging with each other. This rule was retained by the FCC in its June 2, 2003 decision.

Although the new rules adopted by the FCC on June 2, 2003 provided for increasing the National Television Ownership Rule cap on aggregate television audience reach to 45% of all television households, the 2004

Consolidated Appropriations Act included a provision instructing the FCC to set the cap at 39%. Under the rule, a person or entity is prohibited from having an attributable interest in television stations whose aggregate audience reach exceeds 39% of the television households in the United States. Under the FCC’s rules, the number of households served by UHF stations is discounted by 50% for the purposes of this calculation. The FCC has solicited comments on the effect, if any, of the 2004 Consolidated Appropriations Act on the FCC’s decision in June 2003 to retain the 50% UHF discount applicable to the National Television Ownership Rule and on pending petitions for reconsideration asking the FCC to eliminate the UHF discount.

Alien Ownership

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in U.S. broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign country (collectively, “aliens”) are prohibited from holding broadcast licenses. Aliens may directly or indirectly own or vote, in the aggregate, up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than 25% of whose capital stock is owned or voted by aliens if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision to require an affirmative finding that foreign ownership in excess of 25% would serve the public interest and, in the broadcast context, has made such a finding only in highly limited circumstances.

Obscenity, Indecency and Profanity

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Recently, the FCC has begun more vigorous enforcement of its indecency rules and has found on a number of occasions that broadcasts have contained indecent or profane material. The FCC has issued fines to licensees found to have violated the indecency rules. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts.

Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per incident and $300,000 for each continuing violation. In June 2006, Congress increased the maximum permitted fines to $325,000 per incident and $3,000,000 for a continuing violation.

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for monetary forfeiture. Three of our radio stations are subject to pending letters of inquiry and one of our television stations is subject to a proposed fine as a result of their alleged broadcast of indecent material. The broadcasts at issue in each case occurred prior to the statutory increase in indecency forfeitures. We believe the broadcasts identified in the complaints do not violate the indecency standards and will continue to defend them vigorously before the FCC.

Sponsorship Identification

Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, at the time of the airing, the station must disclose that fact and identify who paid or promised to provide the consideration. In response to a complaint by a public interest organization, the FCC recently issued letters of inquiry to several dozen television stations seeking to determine whether their broadcast of “video news releases” (VNRs) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. Two of our television stations received and have responded to the VNR letter of inquiry. We cannot predict the outcome of the FCC’s investigation.

Digital Television

The FCC has approved technical standards and channel assignments for digital television (DTV) service. The transition from analog to digital format will (i) enable stations to transmit high-definition television or several streams of standard definition television and data simultaneously, and (ii) reduce the amount of spectrum needed for broadcast television to the spectrum located between what are now television channels 2 through 51 (called the “core spectrum”). During the digital television transition period, all established television stations have been allocated a separate 6-megahertz channel on which to conduct digital operations.

To the extent a station has “excess” digital capacity (i.e., digital capacity not used to transmit a single free, over-the-air video program), it may elect to use that capacity in any manner consistent with FCC technical requirements, including for additional free program streams, data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity to provide any such “ancillary or supplementary” services on a subscription or otherwise “feeable” basis, it must pay the FCC an annual fee equal to 5% of the gross revenues realized from such services.

Congress has directed that the transition to DTV be completed by February 17, 2009, after which broadcasters will be required to return one of their two assigned channels to the FCC and broadcast exclusively in digital format. In an order issued on September 7, 2004, the FCC established DTV construction milestones generally requiring affiliates of the top-four networks in television markets 1-100 to substantially complete construction of their full, authorized DTV facilities by July 1, 2005, and all other stations to substantially complete DTV construction by July 1, 2006. The FCC also established procedures for stations to elect which of their two currently-assigned 6-megahertz channels they will retain for their permanent digital operations at the conclusion of the digital television transition period.

The effect digital broadcasting will have on us remains to be seen. Like other television broadcasters, we have made substantial capital investments in digital transmission equipment in order to meet the FCC’s mandates. We are broadcasting programs on a secondary digital channel in our Milwaukee and Las Vegas markets and we are continuing to explore the opportunities provided by digital broadcasting, which remain in their formative stage.

Relationship With Cable/Satellite

A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television and subscriber services such as cable and satellite. The rules generally provide certain protections for broadcast stations, for which cable and satellite services are both an important means of distribution and a provider of competing program channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s analog programming (or digital programming, if the station has ceased analog operations) to their subscribers within the station’s market (the so-called “must-carry” rule). Alternatively, a station can elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.” A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the cable operator and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. A station that fails to notify a cable system of its election is presumed to have elected must-carry.

The FCC has declined to impose a “dual carriage” must-carry requirement on cable operators, which would have required them to simultaneously carry broadcasters’ analog and digital signals for the balance of the digital transition period. The FCC also has declined to modify the must-carry rule to require cable operators to carry more than a single digital programming stream from any particular television station following the transition to all-digital broadcasting. Consequently, if we engage in multicasting, as we have begun to do on some of our television stations, only one of each station’s digital program streams will be entitled to mandatory carriage pursuant to the digital must-carry rule after the end of the digital transition period. However, because the FCC’s action does not affect digital retransmission consent agreements, we are free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.

A similar must-carry and retransmission consent regime governs carriage of local broadcast channels by direct-to-home satellite television operators. A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market. However, if a satellite provider chooses to provide one local station to its subscribers in a market, the provider also must transmit locally every other station in that market that elects must-carry status. (As with cable, stations may opt to pursue retransmission consent agreements.) A local television station that fails to make any election is deemed to have elected retransmission consent and is not guaranteed carriage. Satellite must-carry election periods occur every three years, consistent with cable must-carry periods.

Employees

As of December 31, 2006, we and our subsidiaries, including approximately 340 full-time and 10 part-time employees of our former telecommunications business, Norlight, which was sold on February 26, 2007, had approximately 3,800 full-time and 1,600 part-time employees compared to approximately 3,800 full-time and 1,700 part-time employees at December 25, 2005. Currently, there are 11 bargaining units representing approximately 800 (or approximately 15%) of our total number of employees. We have various collective bargaining agreements with these bargaining units. Seven of these agreements will expire within the next two years, of which one agreement covering 14 employees of our daily newspaper expired in 2006. A majority of the full-time employees covered by a collective bargaining agreement work at the daily newspaper.

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

Approximately 71% of our revenue in 2006 was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations. Advertisers generally reduce their advertising spending during economic downturns; a recession or economic downturn could have an adverse effect on our financial condition and results of operations. Also, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time. For example, the threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a negative impact on our broadcast results due to reduced spending levels by some advertisers, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks during their continuous coverage of the war. As a result, the war in Iraq, additional terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected. This is especially true with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and 30 websites, and from which we derived approximately 46% of our revenue in 2006.

Our diversified media businesses operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing newspapers, radio and television station or other types of media competitors, as well as through consolidation of media competitors or changes in advertisers’ media buying strategies.

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

In newspapers and shoppers, our revenue primarily consists of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, yellow pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality and customer service. On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market. Our local and regional competitors in community newspapers and shoppers are typically unique to each market, but we have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us. Circulation revenue and our ability to achieve price increases for our print products are affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people. We may incur increasing costs competing for advertising expenditures and paid circulation. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenue may decline and our financial condition and results of operations may be adversely affected.

Our radio and television broadcasting businesses compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations to our markets, the introduction of competitive local news or other programming by cable, satellite or other news providers, or the adoption of competitive formats by existing radio stations could result in lower ratings and have a material adverse effect on our financial condition and results of operations. Changes in ratings technology or metrics used by advertisers or other changes in advertisers’ media buying strategies also could have a material adverse effect on our financial condition and results of operations.

Further, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who have a greater national scope, can offer a greater variety of national and syndicated programming for listeners and viewers and have enhanced opportunities for advertisers to reach broader markets. On June 2, 2003, the FCC voted to relax rules that currently restrict media ownership; the modified rules, which were to have become effective on September 4, 2003, would likely result in additional industry consolidation. However, the U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003 and, in an opinion issued on June 24, 2004, remanded the case to the FCC for further proceedings. The court retained jurisdiction over the case pending its future review of the FCC’s action on remand. In an order issued on September 3, 2004, in response to a request by the FCC, the court lifted its stay insofar as it applied to the FCC’s proposed modification of the local market definition used for purposes of applying the limitation on local radio station ownership, which has taken effect. In all other respects, the rules that were in effect prior to June 2, 2003 will remain in effect until proceedings related to the rules are resolved or the stay is lifted. On June 13, 2005, the United States Supreme Court declined to review the June 24, 2004 ruling by the Third Circuit Court of Appeals. In response to the remand order and in order to satisfy its statutory obligation to conduct a quadrennial review of its media ownership rules, on July 24, 2006, the FCC released a Further Notice of Proposed Rulemaking soliciting additional public comment on the rules. We cannot predict the outcome of any further administrative or judicial proceedings related to the rules.

Seasonal and cyclical changes in advertising volume affect our quarterly revenue and results of operations and may cause our stock price to be volatile.

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods. Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season. Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising. Our quarterly revenue also varies based on the dynamics of the television broadcast industry. In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising dramatically increases. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliated stations experience increased viewership and revenue during Olympic broadcasts in the first or third quarters. Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices and general economic factors. These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

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

In addition, we may compete for certain acquisition targets with companies having greater financial resources. We cannot assure you that we will be able to successfully make future acquisitions or what effects those acquisitions may have on our financial condition and results of operations.

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

The basic raw material for newspapers and shoppers is newsprint. Our newsprint consumption related to our publications totaled $37.6 million in 2006, which was 11.4% of our total publishing revenue. We currently purchase approximately 88% of our newsprint from two suppliers. Recently, once of our suppliers, Bowater Incorporated, announced a definitive agreement to merge with another company. We cannot predict the effect this potential merger may have on the cost or availability of newsprint to us. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

Changes relating to information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Recent public concern over methods of information-gathering has led to the enactment of legislation in certain jurisdictions that restricts the collection and use of information. Our publishing business relies in part on telemarketing sales, which are affected by recent “do not call” legislation at both the federal and state levels. We also engage in e-mail marketing in connection with our publishing and broadcasting businesses. Further legislation, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide that information to our customers or otherwise utilize telemarketing or e-mail marketing, and could adversely affect our results of operations.

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

•

satellite digital audio radio service, with sound quality comparable to that of compact discs, which has resulted in the introduction of two satellite radio services that provide numerous niche formats, whose potential merger was recently announced;

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

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels or if the networks we are affiliated with terminate or do not renew our agreements our advertising revenues, financial condition and results of operations may be adversely affected.

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements. We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including our low-power station) are parties to affiliation agreements with ABC, three with NBC, two with FOX and one with CBS, failures of ABC, NBC, FOX or CBS network programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations. In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all. The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.

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

We employ or independently contract with a number of on-air personalities and hosts of television and radio programs whose ratings success depends in part on audience loyalty in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we cannot assure you that all or any of these key employees will remain with us over the long term. Furthermore, the popularity and audience loyalty to our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty could reduce ratings and may impact our ability to generate advertising revenue.

In addition, our key local management employees are extremely important to our business since we believe that our growth and future success depends on retaining local management with knowledge of the community, its audience and its advertisers. Our inability to attract or retain these skilled personnel could have a material adverse impact on our financial condition and results of operations.

Changes in the professional sports industry or changes in our contractual relationships with local professional sports teams could result in decreased ratings for our Milwaukee radio station and adversely affect our results of operations and financial condition.

Our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for these organizations. Our advertising revenue could be adversely affected by changes in the professional sports industry, such as a relocation of one of the local professional sports teams from the Wisconsin market or the potential loss of exclusivity due to league or team initiatives such as pay-per-listen, satellite radio or Internet broadcast of games. In addition, we could lose our exclusive broadcast rights during periodic competitive bidding, or suffer damage to the marketplace value of sports advertising due to factors such as a players’ strike, negative publicity or downturn in on-field performance of a team.

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

Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Pursuant to FCC rules, certain of our broadcast licenses that expired in 2006 and 2005 remain in effect pending processing by the FCC of their timely filed renewal applications. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. We cannot assure you that our future renewal applications will be approved, or that the renewals, even if granted, will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it.

The FCC may impose sanctions or penalties for violations of rules or regulations.

If we or any of our officers, directors or significant shareholders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the broadcast station only after we had exhausted all administrative and judicial review without success. In addition, the FCC has recently emphasized more vigorous enforcement of indecency standards and the prohibition on “payola,” which could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our broadcast facilities or FCC fines.

We could experience delays in expanding our business due to antitrust laws.

The Federal Trade Commission, the United States Department of Justice and the FCC carefully review our proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number and types of stations owned in a market and the effects on concentration of market revenue share. The Department of Justice has challenged proposed acquisitions of radio stations, particularly in instances where an existing licensee seeks to acquire additional radio stations in the same market. Some of these challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Department of Justice has more closely scrutinized radio station acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive acquisition opportunity. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses.

Regulatory changes may result in increased competition in our radio and television broadcasting business.

The radio and television broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest. Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a broadcast station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market. Under rules adopted by the FCC on June 2, 2003, a party would be permitted to own up to three television stations in the very largest markets, up to two television stations in medium-size markets and one television station in smaller markets. The FCC’s new rules also would relax restrictions on common ownership of broadcast stations and newspapers, and on common ownership of radio stations and television stations within the same area. The rules also proposed a new local market definition for purposes of applying the limitation on local radio station ownership. The new FCC media ownership rules were to have become effective on September 4, 2003. However, the U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003, and, in an opinion issued on June 24, 2004, remanded the case to the FCC for further proceedings. The court retained jurisdiction over the case pending its future review of the FCC’s actions on remand. In an order issued on September 3, 2004, in response to a request by the FCC, the court lifted its stay insofar as it applied to the modified local radio ownership rule, which has taken effect. In all other respects the rules that were in effect prior to June 2, 2003 will remain in effect until proceedings related to the rules are resolved or the stay is lifted. On June 13, 2005, the United States Supreme Court declined to review the June 24, 2004 ruling by the Third Circuit Court of Appeals. In response to the remand order and in order to satisfy its statutory obligation to conduct a quadrennial review of its media ownership rules, on July 24, 2006, the FCC released a Further Notice of Proposed Rulemaking soliciting additional public comment on the rules.

In addition, the 2004 Consolidated Appropriations Act prohibits any person or entity from having an attributable interest in broadcast television stations with an aggregate audience reach exceeding 39% of television households nationally. The increase in the national television viewership cap gave the largest television operators the ability to continue to hold or to acquire additional stations, which may give them a competitive advantage over us, since they have much greater financial and other resources than we have. In addition, the networks’ ability to acquire additional stations could give them “leverage” over their affiliates on issues such as compensation and program clearance, in part because of the risk that a network facing an uncooperative affiliate could acquire a station in the market and terminate its agreement with that affiliate. The relaxation of the national and local media ownership restrictions may cause us to face increasing competition with larger and more diversified entities for advertising revenue.

Risks Relating to Our Printing Services Business and Other Segment

Postal rate increases and disruptions in postal services could lead to reduced volumes of business.

Our printing services business, as well as our direct marketing business, have been negatively impacted from time to time during the past years by postal rate increases. Rate increases may result in customers mailing fewer pieces with reduced page counts. The USPS has announced another rate increase effective May 2007. Additionally, the amount of mailings could be reduced in response to disruptions in and concerns over the security of the U.S. mail system. Such responses by customers could negatively impact us by decreasing the amount of printing and direct marketing services or other services that our customers purchase from us, which could result in decreased revenue.

Revenue from our direct marketing business may decline if our data and laser print personalization products do not maintain technological competitiveness.

Our direct marketing service business is affected by the complexity and uncertainty of new technologies. If we are not able to maintain technological competitiveness in our data and laser print personalization products, processing functionality or software systems and services, we may not be able to provide effective or efficient service to our customers, and our revenue may decline.

Other Business Risks

We depend on key personnel, and we may not be able to operate and grow our business effectively if we lose the services of any of our senior executive officers or are unable to attract qualified personnel in the future.

We are dependent upon the efforts of our senior executive officers. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Chairman and Chief Executive Officer, and these individuals may not continue in their present capacity with us for any particular period of time. We have, however, entered into change in control agreements with certain of our senior executives which provide, within two years after a change in control, severance payments and benefits to the executive if his or her employment is terminated without cause or the executive resigns for good reason. We do not have key man insurance for any of our executive officers or key personnel. The loss of any senior executive officer could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Our inability to find a replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are 11 bargaining units representing approximately 800 (or approximately 15%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Seven of these agreements will expire within the next two years, of which one agreement covering 14 employees of our daily newspaper expired in 2006. A majority of the employees covered by a collective bargaining agreement work at the daily newspaper. We cannot assure you of the results of negotiations of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our businesses, or the possible impact of future collective bargaining agreements on our financial condition and results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good condition, and suitable for present operations. There are no material encumbrances on any of our owned properties or equipment. The following are the principal properties operated by us and our subsidiaries and the approximate square footage, as of December 31, 2006:

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and warehouses located in:
Milwaukee, WI(1)	538,000	33,000
West Milwaukee, WI(2)	479,000	—
Cedarburg, WI	17,000	—
Waukesha, WI	—	23,000
Wauwatosa, WI	18,000	—
Sturtevant, WI	—	10,000
New Berlin, WI	14,000	21,000
Madison, WI	—	8,000
Menomonee Falls, WI	12,000	—
Waupaca, WI	58,000	—
Hartland, WI	58,000	—
Mukwonago, WI	—	6,000
Elkhorn, WI	—	5,000
Waterford, WI	—	5,000
Oconomowoc, WI	—	8,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	7,000	—
Fond du Lac, Sheboygan, Beaver Dam, Johnson Creek, Germantown, Muskego, Port Washington, Jefferson, Marshfield, Menasha, Merrill, Oshkosh, Ripon, Seymour, Stevens Point, Wausau, Antigo and Wisconsin Rapids, WI	8,000	51,000
Shelton, CT	—	8,000
Trumbull, CT	57,000	—
Venice, Orange Park, Sarasota and Ponte Vedra, FL	—	12,000
Baton Rouge and Kenner, LA	—	16,000
Dalton and Lee, MA	—	3,000
Carroll, Cambridge, Chillicothe, Circleville, Coshocton, Logan, New Lexington, Newark, and Zanesville, OH	43,000	13,000
Bennington and Manchester Village, VT	—	10,000
Pound Ridge, NY	—	1,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI(3)	109,000	—
Green Bay, WI	22,000	2,000
Las Vegas, NV	22,000	—
Lansing, MI	2,000	13,000
Palm Springs, CA	19,000	1,000

	Owned	Leased
Broadcasting, continued
Omaha, NE	62,000	—
Tucson, AZ	29,000	9,000
Knoxville, TN (4)	26,000	—
Boise, ID	49,000	13,000
Wichita, KS (5)	23,000	6,000
Springfield, MO	2,000	9,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	25,000	—
Mount Bigelow, AZ	2,000	—

Printing services
Offices, printing plants and warehouses located in:
St. Joseph, MI(3)	—	218,000

Direct marketing services
Offices, plants and warehouses located in:
St. Paul, MN(3)	—	87,000
Clearwater, FL	—	45,000
Milwaukee, WI	—	23,000

Discontinued operations
Printing plant located in:
Green Bay, WI(6)	40,000	—

Telecommunications offices and satellite antennae located in(7):
Brookfield, WI(3)	—	75,000
Green Bay, WI	—	6,000
Madison, WI	—	4,000
Afton, WI	4,000	—
Skokie, IL	—	6,000
Chicago, IL	—	6,000
Buffalo Grove, IL	—	1,000
Grand Rapids, MI	—	11,000
Lansing, MI	—	2,000
Plymouth, MI	—	2,000
St. Paul, MN	—	3,000

(1)	Includes our corporate headquarters and the Milwaukee Journal Sentinel’s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution, and transportation operations of the Milwaukee Journal Sentinel.

(3)	Includes our business operations’ headquarters.

(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2012 and 9,000 square feet not in use.

(5)	Includes 4,700 square feet not in use.

(6)	Property to be sold to Multi-Color Corporation, in connection with the sale of the assets of NorthStar Print Group, Inc., upon the achievement of certain environmental standards. The property is currently being leased to Multi-Color.

(7)	Properties sold or leases assumed by Q-Comm upon the February 26, 2007 sale of Norlight.

ITEM 3.	LEGAL PROCEEDINGS

See Note 9 in our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2007.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	56
Douglas G. Kiel	President	58
Elizabeth Brenner	Executive Vice President	52
Paul M. Bonaiuto	Executive Vice President and Chief Financial Officer	56
Mary Hill Leahy	Senior Vice President, General Counsel and Chief Compliance Officer	52
Anne M. Bauer	Vice President and Controller	42
Carl D. Gardner	Vice President, Digital Media	50
Mark J. Keefe	Vice President	47
Kenneth L. Kozminski	Vice President	41
Paul E. Kritzer	Vice President, Secretary and General Counsel-Media	64
James P. Prather	Vice President	49
Karen O. Trickle	Vice President and Treasurer	50

Steven J. Smith is Chairman of the Board and Chief Executive Officer. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998. Mr. Smith was President from September 1992 to December 1998. Mr. Smith has been a director since May 2003. Mr. Smith was a director of our predecessor company since 1987.

Douglas G. Kiel is President. Mr. Kiel was elected President in December 1998. In addition, Mr. Kiel has been the Vice Chairman and Chief Executive Officer of Journal Broadcast Group since December 2001. He was Executive Vice President between June 1997 and December 1998 and President of Journal Broadcast Group from June 1992 to December 1998.

Elizabeth Brenner is Executive Vice President. Ms. Brenner was elected Vice President in December 2004. In addition, Ms. Brenner is Chief Operating Officer of our publishing businesses and has been President of Journal Sentinel Inc. and Publisher of the Milwaukee Journal Sentinel since January 2005. Ms. Brenner was Publisher of The News Tribune, a Tacoma, Washington publication of the McClatchy Company, from 1998 to December 2004.

Paul M. Bonaiuto is Executive Vice President and Chief Financial Officer. Mr. Bonaiuto was elected Executive Vice President in June 1997 and Chief Financial Officer in January 1996. Mr. Bonaiuto was Senior Vice President between March 1996 and June 1997. He was President of NorthStar Print Group from June 1994 to December 1995.

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

Carl D. Gardner is a Vice President, Digital Media. Mr. Gardner was elected Vice President in June 1999 and named Vice President, Digital Media in February 2007. In addition, Mr. Gardner has been the Executive Vice President, Television and Radio Operations and Digital Interactive Media of Journal Broadcast Group since April 2005. He was President-Radio, Journal Broadcast Group from December 1998 to April 2005.

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

Class B shares are primarily held by our current and former employees and Grant family shareholders. These shares are entitled to ten votes per share. Each class B share is convertible into one class A share at any time, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our articles of incorporation. As of February 28, 2007, there were 8,676,705 class B shares held by our subsidiary, The Journal Company. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our amended and restated articles of incorporation.

Class A shares are listed for trading on the New York Stock Exchange under the symbol “JRN.” Class A shareholders are entitled to one vote per share. All shares of class A common stock purchased by us during Period 1 to Period 5 2006 and 502,175 shares of class A common stock purchased by us during Period 6 2006 were purchased pursuant to a repurchase program publicly announced on February 10, 2005, pursuant to which our board of directors authorized the repurchase of up to 5 million shares. We completed our repurchases under this program in June 2006. 1,260,100 shares of class A common stock purchased by us during Period 6 to Period 12 2006 were purchased pursuant to a repurchase program publicly announced on April 25, 2006, pursuant to which our board of directors authorized the repurchase of up to 5 million shares. The repurchase program will expire in October 2007. Repurchases, by fiscal period, for 2006 were as follows:

	Shares Repurchased	Average Price	Cumulative Number of Shares Repurchased	Shares That May Yet be Repurchased
Period 1 (4 weeks ended Jan. 22, 2006)	375,000	$13.67	3,809,995	1,190,005
Period 2 (4 weeks ended Feb. 19, 2006)	461,730	12.54	4,271,725	728,275
Period 3 (5 weeks ended March 26, 2006)	—	—	—	728,275
Period 4 (4 weeks ended April 23, 2006)	—	—	—	728,275
Period 5 (4 weeks ended May 21, 2006)	226,100	11.56	4,497,825	5,502,175
Period 6 (5 weeks ended June 25, 2006)	745,875	11.45	5,243,700	4,756,300
Period 7 (4 weeks ended July 23, 2006)	239,800	11.21	5,483,500	4,516,500
Period 8 (4 weeks ended Aug. 20, 2006)	—	—	—	4,516,500
Period 9 (5 weeks ended Sept. 24, 2006)	—	—	—	4,516,500
Period 10 (4 weeks ended Oct. 22, 2006)	—	—	—	4,516,500
Period 11 (4 weeks ended Nov. 19, 2006)	—	—	—	4,516,500
Period 12 (6 weeks ended Dec. 31, 2006)	776,600	12.20	6,260,100	3,739,900

As of February 28, 2007, there were 2,138 record holders of class B common stock, 158 record holders of class A common stock and four record holders of class C common stock. We have no outstanding shares of preferred stock.

The high and low sales prices of our class A common shares for the four quarters of 2006 and 2005 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2006 and 2005 were as follows:

	2006			2005
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$14.19	$11.81	$0.065	$18.22	$15.96	$0.065
Second Quarter	12.47	10.85	0.065	17.14	15.05	0.065
Third Quarter	11.59	10.05	0.065	16.89	14.41	0.065
Fourth Quarter	12.72	10.75	0.065	15.00	13.02	0.065

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions. Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than approximately $0.57 per year. Our board of directors currently anticipates declaring annual dividends of $0.30 per class B and class A share and approximately $0.57 per class C share. Of the anticipated annual dividend, the board of directors has already declared the first quarter 2007 dividend of $0.075 per class B and class A and approximately $0.14 per class C share.

The terms of our credit facility provide that we cannot make distributions or dividends (other than distributions or dividends payable solely in stock) if an event of default under our credit facility then exists or would result therefrom.

Stock Performance Information

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares, on a cumulative basis, changes in (i) the total return on our class A common stock since the close of trading on September 24, 2003 (the date on which our Class A common stock was first publicly traded) with (ii) the total return since the close of trading on August 31, 2003 on the Standard & Poor’s 500 Stock Index, when the most applicable monthly index was calculated, and (iii) the total return since the close of trading on September 24, 2003 on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations. Our peer group is comprised of A.H. Belo Corporation, Gannett, Inc., Lee Enterprises, Inc., McClatchy Newspapers, Inc., The New York Times Company, The E.W. Scripps Company, The Tribune Company and The Washington Post Company. Pulitzer Publishing Company and Knight Ridder, Inc., which were previously included in our peer group, no longer have a class of stock that is traded publicly because the companies were acquired in 2005 and 2006, respectively.

COMPARISON OF 39-MONTH CUMULATIVE TOTAL RETURN*

Among Journal Communications, Inc., The S & P 500 Index

And A Peer Group

*	$100 invested on 9/24/03 in stock or on 8/31/03 in index-including reinvestment of dividends. Fiscal year ending December 31.

	9/03	12/03	12/04	12/05	12/06
Journal Communications, Inc.	100.00	114.47	113.05	88.52	82.16
S & P 500	100.00	110.99	123.06	129.11	149.50
Peer Group	100.00	113.60	105.68	82.85	81.13

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The selected financial data for the years ended December 26, 2004, December 25, 2005 and December 31, 2006 and as of December 25, 2005 and December 31, 2006 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2002 and 2003 and as of December 31, 2002, 2003 and December 26, 2004 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Norlight Telecommunications, Inc., NorthStar Print Group, Inc., FOX Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in all years presented.

	2006	2005(1)	2004(2)	2003	2002
	(dollars and shares in thousands, except per share amounts)
Statement of Earnings Data
Revenue	$671,853	$624,013	$630,139	$603,700	$608,387
Operating costs and expenses	563,990	545,927	543,451	535,452	541,072

Operating earnings	107,863	78,086	86,688	68,248	67,315
Total other income and (expense)(4)	(15,570)	(3,798)	(2,057)	(1,503)	269

Earnings from continuing operations before income taxes and accounting change	92,293	74,288	84,631	66,745	67,584
Provision for income taxes(4)	36,556	29,528	33,872	26,866	30,753

Earnings from continuing operations before accounting change	55,737	44,760	50,759	39,879	36,831
Gain from discontinued operations, net of taxes(4)	8,636	21,483	27,721	26,914	27,598
Cumulative effect of accounting change, net of taxes(3)(4)	—	—	—	—	(6,509)

Net earnings(4)	$64,373	$66,243	$78,480	$66,793	$57,920

Basic weighted average shares outstanding	67,476	70,945	72,931	78,645	79,291

Basic Earnings Per Share Amounts
Continuing operations before accounting change	$0.80	$0.60	$0.67	$0.50	$0.46
Discontinued operations	0.13	0.31	0.38	0.34	0.35
Cumulative effect of accounting change	—	—	—	—	(0.08)

Net earnings(4)	$0.93	$0.91	$1.05	$0.84	$0.73

Diluted weighted average shares outstanding	71,985	75,415	77,387	83,097	79,291

Diluted Earnings Per Share Amounts
Continuing operations before accounting change	$0.77	$0.59	$0.65	$0.48	$0.46
Discontinued operations	0.12	0.29	0.36	0.32	0.35
Cumulative effect of accounting change	—	—	—	—	(0.08)

Net earnings(4)	$0.89	$0.88	$1.01	$0.80	$0.73

Cash dividends
Common	$—	$—	$—	$0.500	$0.40
Class C	$0.57	$0.57	$0.57	$0.142	$—
Class B	$0.26	$0.26	$0.26	$0.065	$—
Class A	$0.26	$0.26	$0.26	$0.065	$—

	2006	2005(1)	2004(2)	2003	2002
	(dollars in thousands)
Segment Data
Revenue:
Publishing	$328,630	$339,002	$338,896	$328,303	$322,364
Broadcasting	238,536	168,316	172,073	150,744	152,749
Printing services	66,956	72,463	76,308	85,958	97,841
Other	37,731	44,232	42,862	38,695	35,433

Total revenue	$671,853	$624,013	$630,139	$603,700	$608,387

Operating earnings (loss):
Publishing	$37,814	$41,677	$43,708	$33,199	$30,315
Broadcasting	65,887	35,094	44,404	29,879	33,384
Printing services	2,600	2,324	(367)	3,760	2,131
Other	1,562	(1,009)	(1,057)	1,410	1,485

Total operating earnings	$107,863	$78,086	$86,688	$68,248	$67,315

Other Financial Data
Depreciation(4)	$27,897	$25,078	$26,129	$26,919	$25,709
Amortization(4)	$2,060	$1,006	$1,372	$2,241	$1,909
EBITDA(4)	$137,820	$104,170	$114,189	$97,408	$94,933
Capital expenditures	$22,223	$19,530	$22,199	$29,130	$42,293
Cash dividends	$19,433	$20,289	$20,792	$44,080	$31,597
Cash Flow Data
Net cash provided by (used for):
Operating activities	$119,999	$106,430	$133,966	$128,523	$82,185
Investing activities	$(27,047)	$(236,755)	$(69,269)	$(40,216)	$(50,924)
Financing activities	$(91,893)	$130,815	$(66,763)	$(88,321)	$(31,714)
Balance Sheet Data
Property and equipment, net	$223,844	$232,270	$209,560	$207,806	$208,001
Intangible assets, net	$469,279	$491,233	$289,083	$251,181	$247,055
Total assets	$955,258	$984,666	$774,519	$747,175	$744,967
Total debt	$235,000	$274,545	$70,310	$84,000	$90,775
Shareholders’ equity	$480,892	$484,068	$489,495	$463,750	$476,544

(1)	Includes Fort Myers, Florida television station WFTX-TV and Tucson, Arizona television station KGUN-TV, and a local marketing agreement for Omaha, Nebraska television station, KMTV-TV, from December 5, 2005.

(2)	Includes Green Bay, Wisconsin television station WGBA-TV and a local marketing agreement between WGBA-TV and WACY-TV from October 6, 2004.

(3)	Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and broadcast licenses are no longer amortized but are reviewed for impairment and written down and charged to net earnings when their carrying amounts exceed their estimated fair values. In connection with the adoption of Statement No. 142, we recorded a transitional goodwill and broadcast license impairment charge of $6.5 million, which is reported as a cumulative effect of accounting change.

(4)	We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, cumulative effect of accounting change, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA:

	2006	2005(1)	2004(2)	2003	2002
	(dollars in thousands)
Net earnings	$64,373	$66,243	$78,480	$66,793	$57,920
Gain from discontinued operations, net	(8,636)	(21,483)	(27,721)	(26,914)	(27,598)
Cumulative effect of accounting change, net(3)	—	—	—	—	6,509
Provision for income taxes	36,556	29,528	33,872	26,866	30,753
Total other (income) and expense	15,570	3,798	2,057	1,503	(269)
Depreciation	27,897	25,078	26,129	26,919	25,709
Amortization	2,060	1,006	1,372	2,241	1,909

EBITDA	$137,820	$104,170	$114,189	$97,408	$94,933

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 31, 2006, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and 75 community newspapers and shoppers in eight states. Our broadcasting segment consists of 36 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Included in our publishing and broadcasting segments are more than 75 online enterprises. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a direct marketing services business and corporate expenses and eliminations. On February 26, 2007, Q-Comm Corporation (Q-Comm) acquired 100% of the stock of our subsidiary, Norlight Telecommunications, Inc. (Norlight), our former telecommunications business. Norlight is reported as a discontinued operation.

In 2006, we executed a number of key strategies that sharpened our focus on our core media businesses and position us for the future expansion of our traditional and new revenue platforms and online initiatives. We announced an agreement to sell Norlight and executed a very successful integration of three television stations whose assets we acquired in December 2005. The achievements of these stations in their first full year with us exceeded our expectations, reflecting our strong integration efforts and a focus on driving operational results.

Overall, our broadcasting business delivered a strong financial performance, with every television and radio market posting increases in both operating earnings and margin. Although our publishing business experienced an unprecedented decline in automobile advertising revenue and a revenue reduction for litigation settlement credits to be issued toward 2007 advertising, it successfully introduced numerous Web-based initiatives and grew its distribution and commercial print businesses in 2006. Additionally, at the daily newspaper, Journal Interactive revenue increased 34.3% to $9.6 million. Interactive now accounts for approximately 6.0% of the advertising revenue at our daily newspaper. Operating earnings increased at our community newspapers and shoppers due to the absence of $3.7 million in hurricane-related costs recorded in 2005 and overall expense reductions while revenue decreased due to the closure of our Louisiana printing facility in New Orleans in late 2005 and weakness in automotive and real estate retail advertising. As expected, revenue decreased at our printing services business due to the decrease in revenue from Dell Computer Corporation. At our direct marketing services business we also experienced a revenue decrease due to the loss of a large customer. Throughout the year, we maintained strict cost control across all of our businesses.

Acquisition

On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska and have begun programming KMTV-TV under a local marketing agreement. The total purchase price for the three stations was $235.0 million subject to certain adjustments. We paid $228.8 million, including $3.8 million for expenses associated with the transaction, in 2005. The remaining $10.0 million will be paid upon the earlier of the transfer of the broadcast license associated with KMTV-TV, which was applied for on January 23, 2007, or a $5.0 million payment no later than October 15, 2007 and another $5.0 million payment no later than October 15, 2008.

Sale

On September 25, 2006, Journal Broadcast Group, our broadcasting business, sold KBBX-FM in Omaha, Nebraska for net proceeds of $7.3 million. The divestiture of KBBX-FM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire the broadcast license of KMTV-TV in Omaha, Nebraska from Emmis Communications Corporation. The net book value of assets sold was $4.7 million and the after-tax gain on the sale was $1.5 million.

Subsequent Events

On February 26, 2007, Q-Comm acquired 100% of the stock of our subsidiary, Norlight, for $185 million in cash, subject to certain working capital and long-term liability adjustments. Net proceeds, after taxes and transaction expenses, are expected to be approximately $125.0—$130.0 million. The after-tax gain on the sale, which will be recorded in the first quarter of 2007, is expected to approximate $60.0 million.

On January 23, 2007, Journal Broadcast Group announced it had signed an agreement to sell KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise). The divestiture of KOMJ-AM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha from Emmis Communications Corporation. Under the terms of the agreement with Cochise, the KMTV-TV FCC assignment application shall have been granted and shall be in full force and effect and the closing of Journal Broadcast Group’s acquisition of KMTV-TV shall be scheduled to occur contemporaneously with the closing of KOMJ-AM, provided that both Cochise and Journal Broadcast Group acknowledge that the closing of KOMJ-AM must occur prior to the acquisition of KMTV-TV. The net book value of assets of KOMJ-AM held for sale will approximate the sales price. The sale of KOMJ-AM and the purchase of KMTV-TV are subject to FCC approval.

Results of Operations

2006 (53 weeks) compared to 2005 (52 weeks)

Consolidated Continuing Operations

Our consolidated operating revenue in 2006 was $671.9 million, an increase of $47.9 million, or 7.7%, compared to $624.0 million in 2005. Our consolidated operating costs and expenses in 2006 were $361.5 million, an increase of $12.2 million, or 3.5%, compared to $349.3 million in 2005. Our consolidated selling and administrative expenses in 2006 were $202.5 million, an increase of $5.9 million, or 3.0%, compared to $196.6 million in 2005.

The 2006 results include the operations of three television stations whose assets were acquired on December 5, 2005. Also, 2006 contained 53 weeks compared to 52 weeks in 2005. Although it is difficult to precisely quantify the impact of the additional week, we estimate the revenue impact to be $11.1 million and the operating earnings impact to be $1.4 million.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Continuing operations:
Revenue:
Publishing	$328.6	48.9%	$339.0	54.3%
Broadcasting	238.6	35.5	168.3	27.0
Printing services	67.0	10.0	72.5	11.6
Other	37.7	5.6	44.2	7.1

Total revenue	671.9	100.0	624.0	100.0
Total operating costs and expenses	361.5	53.8	349.3	56.0
Selling and administrative expenses	202.5	30.1	196.6	31.5

Total operating costs and expenses and selling and administrative expenses	564.0	83.9	545.9	87.5

Total operating earnings	$107.9	16.1%	$78.1	12.5%

The increase in total revenue was due to the impact of the extra week, contribution from the television operations we acquired in December 2005, an increase in political and issue advertising revenue, Olympic advertising revenue at our NBC affiliates and local advertising revenue at our television stations, an increase in political and issue advertising revenue and local advertising revenue at our radio stations. We also experienced an increase in Journal Interactive and commercial printing revenue at our daily newspaper. These revenue increases were partially offset by a planned decrease in revenue from several computer-related customers in our printing services business, a decrease in retail and classified automotive advertising revenue at our publishing businesses, a decrease in postage revenue at our direct marketing services business due to the loss of a customer and the reduction in revenue at our daily newspaper for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a litigation settlement agreement with classified advertisers as well as a voluntary offer made to preprint advertisers.

The increase in total operating costs and expenses was due to the television operations we acquired in December 2005, the impact of the extra week, and an increase in commercial printing, Journal Interactive and commercial delivery costs at our daily newspaper. These increases were partially offset by a decrease in total operating costs and expenses at our printing services business due to the decrease in revenue, a decrease in postage and freight expense at our direct marketing services business and a decrease in production costs at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans in late 2005.

The increase in selling and administrative expenses is primarily due to the television operations we acquired in December 2005, the impact of the extra week, an increase in sales commissions and incentive compensation expense at our television and radio stations and litigation costs for the settlement at our daily newspaper. These increases were partially offset by the hurricane-related costs in 2005, a pension plan curtailment gain at our publishing and broadcasting businesses, a decrease in payroll and benefits at our community newspapers and shoppers, a gain on the sale of a garage property at our daily newspaper and other segment, the gain on the sale of KBBX-FM in Omaha, Nebraska, insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina at our community newspapers and shoppers business, a postretirement benefits curtailment gain at our other segment and a decrease in payroll and bad debt expense at our printing services business.

Our consolidated operating earnings in 2006 were $107.9 million, an increase of $29.8 million, or 38.1%, compared to $78.1 million in 2005. The following table presents our operating earnings by segment for 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$37.8	35.1%	$41.7	53.4%
Broadcasting	65.9	61.1	35.1	44.9
Printing services	2.6	2.4	2.3	3.0
Other	1.6	1.4	(1.0)	(1.3)

Total operating earnings	$107.9	100.0%	$78.1	100.0%

The increase in total operating earnings was primarily due to the contribution from the television operations we acquired in December 2005, the increase in revenue at our television and radio stations, the hurricane-related costs recorded in 2005, pension plan and postretirement healthcare curtailment gains at our publishing, broadcasting and other segments, a gain on the sale of a garage property jointly owned by our daily newspaper and other segment, the gain on the sale of KBBX-FM in Omaha, Nebraska, insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina at our community newspapers and shoppers business. Partially offsetting these operating earnings increases were the decreases in operating earnings due to the impact of the decrease in revenue at our daily newspaper and direct marketing services business and the litigation costs for the settlement at our daily newspaper.

Our consolidated EBITDA in 2006 was $137.8 million, an increase of $33.6 million, or 32.3%, compared to $104.2 million in 2005. We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$64.4	$66.3
Gain from discontinued operations, net	(8.6)	(21.5)
Provision for income taxes	36.5	29.5
Total other expense	15.5	3.8
Depreciation	27.9	25.1
Amortization	2.1	1.0

EBITDA	$137.8	$104.2

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, other and printing services segments partially offset by a decrease in operating earnings at our publishing segment in 2006 for the reasons described above.

Publishing

Revenue from publishing in 2006 was $328.6 million, a decrease of $10.4 million, or 3.1%, compared to $339.0 million in 2005. Operating earnings from publishing were $37.8 million, a decrease of $3.9 million, or 9.3%, compared to $41.7 million in 2005. We estimate the impact of the additional week on revenue from publishing to be $5.6 million and the impact on operating earnings from publishing to be $1.1 million. Excluding the additional week and litigation settlement, revenue decreased 3.5% and operating earnings increased 1.9%.

The following table presents our publishing revenue by category and operating earnings for 2006 and 2005:

	2006			2005			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$91.0	$52.8	$143.8	$93.8	$54.9	$148.7	(3.3)
Classified	64.7	10.8	75.5	70.0	10.6	80.6	(6.5)
National	11.0	—	11.0	10.2	—	10.2	8.1
Direct Marketing	5.9	—	5.9	7.6	—	7.6	(22.3)
Other	—	0.9	0.9	—	0.9	0.9	(2.0)

Total advertising revenue	172.6	64.5	237.1	181.6	66.4	248.0	(4.4)
Circulation revenue	52.6	2.9	55.5	52.9	2.9	55.8	(0.6)
Other revenue	11.6	24.4	36.0	7.5	27.7	35.2	2.6

Total revenue	$236.8	$91.8	$328.6	$242.0	$97.0	$339.0	(3.1)

Operating earnings	$30.7	$7.1	$37.8	$39.5	$2.2	$41.7	(9.3)

Advertising revenue in 2006 accounted for 72.1% of total publishing revenue compared to 73.1% in 2005.

Retail advertising revenue in 2006 was $143.8 million, a decrease of $4.9 million, or 3.3%, compared to $148.7 million in 2005. The $2.8 million decrease at our daily newspaper was primarily due to a $4.0 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under a settlement agreement with classified advertisers as well as a voluntary offer made to preprint advertisers related to changes made in 2003 and 2004 reported net paid circulation numbers, partially offset by an increase in retail Interactive revenue and the extra week. The $2.1 million decrease at our community newspapers and shoppers was primarily due to a decrease in automotive and retail advertising, shoppers that were discontinued and replaced with a shared mail product of our daily newspaper and a reduction in business at our Louisiana publications partially offset by additional revenue from the extra week.

Classified advertising revenue in 2006 was $75.5 million, a decrease of $5.1 million, or 6.5%, compared to $80.6 million in 2005. The $5.3 million decrease at our daily newspaper was primarily due to decreases in automotive advertising of $4.3 million, employment advertising of $0.5 million, real estate advertising of $0.3 million and other advertising of $0.2 million. Employment advertising accounted for 42.4% of classified advertising at the daily newspaper in 2006. The $0.2 million increase at our community newspapers and shoppers is primarily due to a cross-sell program established with the daily newspaper.

The total decrease in retail and classified automotive advertising at our daily newspaper in 2006 was $6.1 million, or 28.7%, compared to 2005. The decrease is consistent with the national trend, though we believe the impact has been greater in the Milwaukee-area market.

Total retail and classified Interactive revenue at our daily newspaper was $9.6 million in 2006, an increase of $2.5 million, or 34.3%, compared to $7.1 million in 2005. During 2006, we continued investing in online products by launching 26 new web sites and purchasing the Milwaukeemoms.com website for $0.2 million.

National advertising revenue in 2006 was $11.0 million, an increase of $0.8 million, or 8.1%, compared to $10.2 million in 2005. The increase was primarily due to increases in the finance, health and business services and communications categories partially offset by decreases in the entertainment and manufacturers categories.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for 2006 and 2005:

	2006	2005	Percent Change
Advertising linage (inches):
Full run
Retail	670,719	687,132	(2.4)
Classified	653,601	773,032	(15.4)
National	59,049	45,074	31.0

Total full run	1,383,369	1,505,238	(8.1)
Part run	111,420	167,047	(33.3)

Total advertising linage	1,494,789	1,672,285	(10.6)

Preprint pieces (in thousands)	926,175	895,598	3.4

Total advertising linage in 2006 decreased 10.6% compared to 2005. Full run advertising linage in 2006 decreased 8.1% compared to 2005 due to a reduction in classified and retail advertising linage partially offset by an increase in national advertising lineage. The decrease in classified and retail ROP advertising linage is primarily due to a decrease in the automotive category. National advertising linage primarily increased in the finance, health and business services categories. Part run advertising linage decreased 33.3% in 2006 due to a decrease in daily zoned classifieds. Preprint advertising pieces increased 3.4% in 2006 due to increases in department stores and furniture and furnishings preprints.

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers and specialty products for 2006 and 2005:

	2006	2005	Percent Change
Full pages of advertising:
Community newspapers	82,903	91,659	(9.6)
Shoppers and specialty products	104,641	107,847	(3.0)

Total full pages of advertising	187,544	199,506	(6.0)

Revenue per page	$309.10	$300.75	2.8

Total full pages of advertising for our community newspapers and shoppers business in 2006 decreased 6.0% compared to 2005. The decrease was due to a decline in retail and classified ROP advertising, the discontinuation of 10 shopper publications, reformatting certain papers to more efficiently use the amount of available space on each page and a special automotive supplement that was produced in 2005 and not continued in 2006. Revenue per page increased 2.8% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $5.9 million in 2006, a decrease of $1.7 million, or 22.3%, compared to $7.6 million in 2005. The decrease was due to The Bon-Ton Stores, Inc.’s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.9 million in 2006 and 2005.

Circulation revenue in 2006 accounted for 16.9% of total publishing revenue compared to 16.5% in 2005. Circulation revenue of $55.5 million in 2006 decreased $0.3 million, or 0.6%, compared to $55.8 million in 2005 primarily due to decreases in daily and Sunday average net paid circulation and a decrease in the daily average rate per copy partially offset by an increase in the Sunday average rate per copy. Circulation revenue was $2.9 million in 2006 and 2005 at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 11.0% of total publishing revenue in 2006 compared to 10.4% in 2005. Other revenue in 2006 was $36.0 million, an increase of $0.8 million, or 2.6%, compared to $35.2 million in 2005. A $4.1 million increase in commercial printing, commercial delivery and other revenue at the daily newspaper was partially offset by $3.3 million decrease at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans in late 2005.

In September 2006, our daily newspaper signed a five-year agreement to print the national edition of USA TODAY for distribution in the northern and western suburbs of Chicago, Illinois and the eastern half of Wisconsin. Printing commenced in late October 2006.

Also in September 2006, we announced the closure of our Hartland, Wisconsin commercial printing plant. Our community newspapers and shoppers’ Wisconsin-based printing will be consolidated at our printing operations in Waupaca, Wisconsin to enhance capacity utilization and streamline printing operations. We incurred $0.7 million in expenses related to the move, including employee-related charges. We expect future annualized savings to be between $0.6 million and $0.8 million.

Publishing operating earnings in 2006 were $37.8 million, a decrease of $3.9 million, or 9.3%, compared to $41.7 million in 2005. Operating earnings decreased $8.8 million at the daily newspaper primarily due to the operating earnings impact from the decrease in revenue, including $4.0 million for credits to be issued towards 2007 advertising, and increases in direct expenses, legal and professional fees, commercial printing costs, paper costs and recruitment and relocation expenses. These expenses were partially offset by decreases in benefit expenses, including a $0.8 million pension plan curtailment gain and a decrease in workers’ compensation costs. Operating earnings increased $4.9 million in 2006 at our community newspapers and shoppers primarily due to $3.7 million of hurricane-related costs in 2005, $1.1 million in insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina, a $0.3 million pension plan curtailment gain and reductions in bad debt and depreciation expenses. These savings were partially offset by a $0.9 million increase in paper costs, $0.7 million in one-time costs related to consolidating the Wisconsin printing operations and increased workers’ compensation costs. Total newsprint and paper costs for our publishing businesses in 2006 were $44.0 million, a decrease of $0.3 million, or 0.6%, compared to $44.3 million in 2005 primarily due to a decrease in newsprint consumption. Partially offsetting this savings was a 9.8% increase in average newsprint pricing per metric ton at our daily newspaper and community newspapers and shoppers. Consumption of metric tonnes of newsprint in 2006 decreased 13.5% compared to 2005 due to decreases in ROP advertising, editorial content, average net paid circulation and production waste at our daily newspaper and the shutdown of our printing plant in New Orleans in late 2005 partially offset by an increase in consumption due to the extra week in fiscal 2006.

Broadcasting

Revenue from broadcasting in 2006 was $238.6 million, an increase of $70.3 million, or 41.7%, compared to $168.3 million in 2005. Operating earnings from broadcasting in 2006 were $65.9 million, an increase of $30.8 million, or 87.7%, compared to $35.1 million in 2005. We estimate the impact of the additional week on revenue from broadcasting to be $3.6 million and the impact on operating earnings from broadcasting to be $0.3 million. Excluding the additional week, revenue increased 39.6% and operating earnings increased 86.9%.

The following table presents our broadcasting revenue and operating earnings for 2006 and 2005:

	2006			2005			Percent Change
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Revenue	$87.5	$151.1	$238.6	$84.3	$84.0	$168.3	41.7

Operating earnings	$27.1	$38.8	$65.9	$22.9	$12.2	$35.1	87.7

Revenue from our radio stations in 2006 was $87.5 million, an increase of $3.2 million, or 3.8%, compared to $84.3 million in 2005. The increase was primarily attributed to a $1.6 million increase in political and issue advertising revenue, a $0.8 million increase in local advertising revenue, a $0.6 million increase in national advertising revenue and a $0.2 million increase in other revenue.

Operating earnings from our radio stations in 2006 were $27.1 million, an increase of $4.2 million, or 18.3%, compared to $22.9 million in 2005. The increase was primarily attributed a $2.5 million gain on the sale of KBBX-FM in Omaha, Nebraska, the increase in revenue and a decrease in technology expenses, a $0.3 million pension plan curtailment gain, and a decrease in promotion expenses. These operating earnings increases were partially offset by an increase in programming and incentive compensation expenses.

Revenue from our television stations in 2006 was $151.1 million, an increase of $67.1 million, or 79.9%, compared to $84.0 million in 2005. The increase was primarily due to a $51.9 million increase in revenue from the television operations we acquired in December 2005 and, on a same station basis, a $10.1 million increase in political and issue advertising, a $3.5 million increase in local advertising revenue and a $3.3 million increase in Olympic advertising revenue, partially offset by a $1.6 million decrease in national advertising revenue and a $0.1 million decrease in other revenue.

Operating earnings from our television stations in 2006 were $38.8 million, an increase of $26.6 million, or 218.0%, compared to $12.2 million in 2005. The increase in operating earnings was primarily due to a $17.4 million increase in operating earnings from the television operations we acquired in December 2005 and the increase in revenue on a same station basis. An increase in technology and news expenses and sales commission was partially offset by a decrease in syndicated programming expenses, a $0.2 million pension plan curtailment gain and a decrease in promotional expenses.

Printing Services

Revenue from printing services in 2006 was $67.0 million, a decrease of $5.5 million, or 7.6%, compared to $72.5 million in 2005. Operating earnings from printing services in 2006 were $2.6 million, an increase of $0.3 million, or 11.9%, compared to $2.3 million in 2005. We estimate the impact of the additional week on revenue from printing services to be $1.4 million and the impact on operating earnings from printing services to be $0.2 million. Excluding the additional week, revenue decreased 9.5% and operating earnings increased 3.3%.

The decrease in printing services revenue was primarily due to an $8.7 million decrease in revenue from our largest customer, Dell Computer Corporation, and a $1.5 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $4.7 million increase in revenue from the printing of publications and product manuals. Dell accounted for 7.5% and 19.0% of our printing services revenue in 2006 and 2005, respectively. As previously disclosed, we have fully exited the Dell software business in 2006.

The increase in printing services operating earnings was primarily due to improved profitability from a change in our customer mix and decreases in overall expenses partially offset by reductions in sales volume to computer-related customers.

Other

Other revenue in 2006 was $37.7 million, a decrease of $6.5 million, or 14.7%, compared to $44.2 million in 2005. Other operating earnings in 2006 were $1.6 million, an increase of $2.6 million compared to a loss of $1.0 million in 2005. We estimate the impact of the additional week on other revenue to be $0.5 million and the impact on other operating earnings to be a loss of $0.2 million. Excluding the additional week, revenue decreased 15.9% and operating earnings increased $2.8 million.

The following table presents our other revenue and operating earnings for 2006 and 2005:

	2006			2005			Percent Change
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Revenue	$41.5	$(3.8)	$37.7	$48.1	$(3.9)	$44.2	(14.7)

Operating earnings	$(0.9)	$2.5	$1.6	$(0.1)	$(0.9)	$(1.0)	NA

The decrease in other revenue in 2006 compared to 2005 was primarily due to a decrease in postage amounts and mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $22.2 million and $27.6 million of postage amounts billed to customers in 2006 and 2005, respectively.

The increase in other operating earnings was primarily from a gain on the sale of a garage property and a postretirement benefits curtailment gain recorded at corporate partially offset by the decrease in revenue at our direct marketing business.

Other Income and Expense and Taxes

Interest income was insignificant in 2006 and $0.1 million in 2005. Interest expense was $15.6 million in 2006 compared to $3.9 million in 2005. The increase is primarily due to an increase in debt outstanding related to the television operations we acquired in December 2005, share repurchase activity and higher short-term interest rates. Amortization of deferred financing costs was $0.4 million and $0.8 million in 2006 and 2005, respectively. In 2005, we expensed $0.4 million in unamortized deferred financing fees attributed to the original credit facility at the time we amended our revolving credit facility.

The effective tax rate for continuing operations was 39.6% in 2006 and 39.7% in 2005.

Discontinued Operations

Gain from discontinued operations, net of income taxes, was $8.6 million in 2006 compared to $21.5 million in 2005. Income tax expense was $5.8 million in 2006 compared to $14.0 million in 2005.

Norlight

On February 26, 2007, Q-Comm acquired 100% of the stock of our subsidiary, Norlight, for $185 million in cash, subject to certain working capital and long-term liability adjustments. The operations of Norlight have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

Revenue from Norlight in 2006 was $127.8 million, a decrease of $12.6 million, or 9.0%, compared to $140.4 million in 2005. Gain from the operations of Norlight was $9.7 million in 2006 compared to $16.4 million in 2005. We estimate the impact of the additional week on revenue from Norlight to be $2.3 million and the impact on the gain from the operations of Norlight to be $0.3 million. Excluding the additional week, revenue decreased 10.6% and gain from discontinued operations from telecommunications decreased 42.7%.

Wholesale telecommunication services provide high-capacity network services for other service providers and government/education customers by offering bulk transmission capacity. Revenue from wholesale services in 2006 was $68.9 million, a decrease of $7.6 million, or 9.9%, compared to $76.5 million in 2005. The decrease was primarily due to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale services at the end of 2006 was $4.8 million compared to $5.8 million at the beginning of 2006 and $6.4 million at the beginning of 2005. During 2006, new circuit connections of $1.4 million in monthly recurring revenue were more than offset by service disconnections and repricings.

Norlight has substantial business relationships with a few large customers, including major long distance carriers. Nrolight’s top 10 customers accounted for 38.2% and 40.8% of our telecommunications revenue in 2006 and 2005, respectively. The service specifications of the new Verizon Business contract were completed during the first quarter of 2006 and the effects were fully reflected in revenue and earnings during the second quarter of 2006.

Commercial telecommunication services provide network and IP&E services to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from commercial services in 2006 was $58.9 million, a decrease of $5.0 million, or 7.8%, compared to $63.9 million in 2005. The decrease was primarily due to a reduction in long-distance revenue, a reduction in premise based equipment sales, the loss of several significant customers and aggressive competition in the market partially offset by new customer sales. Monthly recurring revenue from commercial advanced data services at the end of 2006 was $3.2 million compared to $3.4 million at the beginning of 2006 and $3.5 million at the beginning of 2005.

The decrease in the gain from the operations of Norlight was primarily due to the decrease in wholesale and commercial revenue, reduced margins due to competitive pricing in the commercial services business, approximately $2.3 million in spin-off and sale related expenses and $1.3 million in start-up costs related to the “IP Live” initiative, an integrated voice and data solution for small and medium businesses. Partially offsetting these decreases was the discontinuation of depreciation expense as of the date of the announced sale and reductions in marketing, advertising and incentive compensation expenses.

Net assets of Norlight operations were $71.4 million at December 31, 2006 compared to $75.5 million at December 25, 2005.

NorthStar Print Group, Inc. (NorthStar)

In January 2005, we signed a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar, our former label printing business. The sale price, excluding certain real estate holdings that we retained, was $26.1 million in cash. The operations of NorthStar have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

The loss from NorthStar’s operations, net of tax, was $1.1 million in 2006 compared to a gain on operations of $5.1 million in 2005. In 2006, we recorded a pre-tax purchase price adjustment of $1.7 million related to the January 2005 sale of NorthStar and in 2005 we recorded a $8.4 million pre-tax gain on the sale of NorthStar. Revenue from NorthStar was $4.1 million in 2005. Net assets of NorthStar were $0.2 million at December 31, 2006 and $0.1 million December 25, 2005. Real estate holdings in Green Bay, Wisconsin are to be sold to Multi-Color Corporation upon the achievement of certain environmental standards.

Net Earnings

Our net earnings in 2006 were $64.4 million, a decrease of $1.9 million, or 2.8%, compared to $66.3 million in 2005. The decrease was primarily due to the increase in interest expense in 2006 for the reasons described above and the decrease in the gain on discontinued operations in 2005 partially offset by the increase in operating earnings.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.80 and $0.77, respectively, in 2006, compared to basic and diluted earnings per share from continuing operations of $0.60 and $0.59, respectively, in 2005. Our basic and diluted earnings per share from discontinued operations were $0.13 and $0.12, respectively, in 2006, compared to basic and diluted earnings per share from discontinued operations of $0.31 and $0.29, respectively, in 2005.

    2005 compared to 2004

Consolidated Continuing Operations

Our consolidated operating revenue in 2005 was $624.0 million, a decrease of $6.1 million, or 1.0%, compared to $630.1 million in 2004. Our consolidated operating costs and expenses in 2005 were $349.3 million, an increase of $5.1 million, or 1.5%, compared to $344.2 million in 2004. Our consolidated selling and administrative expenses in 2005 were $196.6 million, a decrease of $2.6 million, or 1.3%, compared to $199.2 million in 2004.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2005 and 2004:

	2005	Percent of Total Revenue	2004	Percent of Total Revenue
	(dollars in millions)
Continuing operations:
Revenue:
Publishing	$339.0	54.3%	$338.9	53.8%
Broadcasting	168.3	27.0	172.1	27.3
Printing services	72.5	11.6	76.3	12.1
Other	44.2	7.1	42.8	6.8

Total revenue	624.0	100.0	630.1	100.0
Total operating costs and expenses	349.3	56.0	344.2	54.6
Selling and administrative expenses	196.6	31.5	199.2	31.6

Total operating costs and expenses and selling and administrative expenses	545.9	87.5	543.4	86.2

Total operating earnings	$78.1	12.5%	$86.7	13.8%

The decrease in total revenue was due to a decrease in political and issue and Olympics advertising revenue and the reduction in ratings of NBC at our television stations, a decrease in revenue from several computer-related customers in our printing services business and a decrease in other and retail revenue at our community newspapers and shoppers due to the impact from Hurricane Katrina and the closure of our Dixie Web printing facility in New Orleans. These decreases were partially offset by increases in revenue from our 2005 and 2004 television acquisitions, classified advertising revenue at our publishing businesses, local advertising revenue at our radio stations, other revenue at our daily newspaper and postage amounts billed to customers at our direct marketing business.

The increase in total operating costs and expenses was due to the addition of the Green Bay, Wisconsin, Omaha, Nebraska, Tucson, Arizona and Naples/Fort Myers, Florida television operations, an increase in newsprint and other paper expense at our publishing businesses and an increase in postage and freight expense associated with mailing services revenue at our direct marketing business. These increases were partially offset by decreases in operating costs and expenses at our printing services business due to improved production efficiencies and in syndicated and network programming costs at our television stations.

The decrease in selling and administrative expenses was primarily due cost saving initiatives at our printing services business, a decrease in payroll-related termination benefits and incentive compensation expense at our daily newspaper, decrease in incentive compensation and bonuses, decrease in overall cost reduction initiatives at our publishing businesses, and reductions in a reserve for bad debts at our television operations. These decreases were partially offset by the addition of the Green Bay, Wisconsin, Omaha, Nebraska, Tucson, Arizona and Naples/Fort Myers, Florida television operations, Hurricane Katrina and printing facility closure costs at our community newspapers and shoppers business.

Our consolidated operating earnings in 2005 were $78.1 million, a decrease of $8.6 million, or 9.9%, compared to $86.7 million in 2004. The following table presents our operating earnings by segment for 2005 and 2004:

	2005	Percent of Total Operating Earnings	2004	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$41.7	53.4%	$43.7	50.4%
Broadcasting	35.1	44.9	44.4	51.2
Printing services	2.3	3.0	(0.4)	(0.4)
Other	(1.0)	(1.3)	(1.0)	(1.2)

Total operating earnings	$78.1	100.0%	$86.7	100.0%

The decrease in total operating earnings was primarily due to the decrease in political and issue and Olympic advertising revenue and the reduction in ratings of NBC at our television stations, costs related to the impact of Hurricane Katrina and printing facility closure costs at our community newspapers and shoppers. These decreases were partially offset by improved production efficiencies at our printing services business, an increase in revenue at our radio stations and a gain on the sale of radio station KHLP-AM in Omaha.

Our consolidated EBITDA in 2005 was $104.2 million, a decrease of $10.0 million, or 8.8%, compared to $114.2 million in 2004. The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2005 and 2004:

	2005	2004
	(dollars in millions)
Net earnings	$66.3	$78.5
Gain from discontinued operations, net	(21.5)	(27.7)
Provision for income taxes	29.5	33.9
Total other expense	3.8	2.0
Depreciation	25.1	26.1
Amortization	1.0	1.4

EBITDA	$104.2	$114.2

The decrease in EBITDA is consistent with decreases in operating earnings in our broadcasting and publishing segments, partially offset by an increase in operating earnings at our printing services and other segments.

Publishing

Revenue from publishing in 2005 was $339.0 million, an increase of $0.1 million, compared to $338.9 million in 2004. Operating earnings from publishing were $41.7 million, a decrease of $2.0 million, or 4.6%, compared to $43.7 million in 2004.

The following table presents our publishing revenue by category and operating earnings for 2005 and 2004:

	2005			2004
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspaper & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$93.8	$54.9	$148.7	$93.6	$55.7	$149.3	(0.4)
Classified	70.0	10.6	80.6	67.3	9.7	77.0	4.7
National	10.2	—	10.2	11.5	—	11.5	(11.6)
Direct Marketing	7.6	—	7.6	7.9	—	7.9	(3.9)
Other	—	0.9	0.9	—	1.1	1.1	(14.3)

Total advertising revenue	181.6	66.4	248.0	180.3	66.5	246.8	0.5
Circulation revenue	52.9	2.9	55.8	54.4	2.9	57.3	(2.5)
Other revenue	7.5	27.7	35.2	5.6	29.2	34.8	1.1

Total revenue	$242.0	$97.0	$339.0	$240.3	$98.6	$338.9	—

Operating earnings	$39.5	$2.2	$41.7	$38.4	$5.3	$43.7	(4.6)

Advertising revenue in 2005 accounted for 73.2% of total publishing revenue compared to 72.9% in 2004.

Retail advertising revenue in 2005 was $148.7 million, a decrease of $0.6 million, or 0.4%, compared to $149.3 million in 2004. A $0.8 million decrease in community newspapers and shoppers retail advertising was partially offset by the $0.2 million increase in daily newspaper retail advertising. The $0.2 million increase at the daily newspaper was primarily due to increases in retail preprints, advertising in our weekly tabloid-style publication, mke, shared mail and JSOnline, partially offset by a decrease in retail ROP advertising. The decrease in retail ROP advertising is attributed to decreases in automotive, telecommunications, and department and furniture stores, partially offset by increases in health services and insurance and financial services. The $0.8 million decrease at our community newspapers and shoppers was primarily due to the reduction in business at our Louisiana publications from the impact of Hurricane Katrina.

Classified advertising revenue in 2005 was $80.6 million, an increase of $3.6 million, or 4.7%, compared to $77.0 million in 2004. Increases in employment advertising of $2.7 million, real estate advertising of $1.6 million and other advertising of $0.4 million at our daily newspaper, and an increase in other advertising $0.9 million at our community newspapers and shoppers were partially offset by a decrease in automotive classified advertising at our daily newspaper of $2.0 million. Employment advertising, which accounted for 39.9% of classified advertising at the daily newspaper in 2005, increased 10.7% compared to 2004. We believe the increase in employment advertising is due to job growth in the Milwaukee, Wisconsin area. The decrease in automotive classified advertising combined with the decrease in retail advertising was $3.3 million or 13.3%. This decrease is consistent with the national trend.

National advertising revenue in 2005 was $10.2 million, a decrease of $1.3 million, or 11.6%, compared to $11.5 million in 2004. The decrease was due to reductions in telecommunications, movies, finance/insurance and transportation advertising, partially offset by an increase in preprints from national advertisers.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for 2005 and 2004:

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

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers and specialty products for 2005 and 2004:

	2005	2004	Percent Change
Full pages of advertising:
Community newspapers	91,659	100,156	(8.5)
Shoppers and specialty products	107,847	108,979	(1.0)

Total full pages of advertising	199,506	209,135	(4.6)

Revenue per page	$300.75	$285.47	5.4

Total full pages of advertising for our community newspapers and shoppers business in 2005 decreased 4.6% compared to 2004. The decrease was due to the reduction in advertising in our Louisiana publications due to the impact of Hurricane Katrina and reformatting certain papers to more efficiently use the amount of available space on each page. This was partially offset by an increase in advertising in specialty products. Revenue per page increased 5.4% primarily due to the decrease in total full pages of advertising while increasing advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $7.6 million in 2005, a decrease of $0.3 million, or 3.9%, compared to $7.9 million in 2004. The decrease was due to a decrease in our solo mail initiatives. Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, in 2005 was $0.9 million, a decrease of $0.2 million, or 14.3%, compared to $1.1 million in 2004.

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

Other

Other revenue in 2005 was $44.2 million, an increase of $1.4 million, or 3.2%, compared to $42.8 million in 2004. The other operating loss in 2005 was essentially even compared to 2004.

The following table presents our other revenue and operating earnings for 2005 and 2004:

	2005			2004			Percent Change
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Revenue	$48.1	$(3.9)	$44.2	$46.9	$(4.1)	$42.8	3.2%

Operating earnings	$(0.1)	$(0.9)	$(1.0)	$0.4	$(1.4)	$(1.0)	NA

The increase in other revenue in 2005 compared to 2004 was primarily attributed to an increase in postage amounts and mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $27.6 million and $26.4 million of postage amounts billed to customers in 2005 and 2004, respectively.

Other Income and Expense and Taxes

Interest income and dividends were $0.1 million in 2005 compared to $0.2 million in 2004. Interest expense in 2005 was $3.9 million, an increase of $1.6 million, or 73.5%, compared to $2.3 million in 2004. Gross interest expense from borrowings under our credit agreement was $3.1 million in 2005 and $1.8 million in 2004. Amortization of deferred financing fees was $0.4 million in both 2005 and 2004. In 2005, we expensed $0.4 million in unamortized deferred financing fees attributed to the original credit facility at the time we amended our revolving credit facility.

The effective tax rate from continuing operations was 39.7% in 2005 and 40.0% in 2004.

Discontinued Operations

Gain from discontinued operations, net of income taxes, was $21.5 million in 2005 compared to $27.7 million in 2004. Income tax expense was $14.0 million in 2005 compared to $18.5 million in 2004.

Norlight

Revenue from Norlight in 2005 was $140.4 million, a decrease of $2.8 million, or 1.9%, compared to $143.2 million in 2004. The gain from Norlight was $16.4 million in 2005 compared to $22.6 million in 2004.

Wholesale telecommunication services provide high-capacity network services for other service providers and government/education customers by offering bulk transmission capacity. Revenue from wholesale services in 2005 was $76.5 million, a decrease of $5.6 million, or 6.8%, compared to $82.1 million in 2004. The decrease was primarily due to service disconnections and lower pricing on customer contract renewals. Monthly recurring revenue from wholesale services at the end of 2005 was $5.8 million compared to $6.4 million at the beginning of 2005 and $7.0 million at the beginning of 2004. During 2005, new circuit connections of $1.1 million in monthly recurring revenue were more than offset by service disconnections and repricings.

Norlight has substantial business relationships with a few large customers, including major long distance carriers. Norlight’s top 10 customers accounted for 40.8% and 37.2% of our telecommunications revenue in 2005 and 2004, respectively. In February 2005, Norlight signed a new five-year contract extension with Verizon Business whereby they remain a significant customer. The new contract includes reduced prices for current services being provided to Verizon Business and provision for higher capacity circuits to replace specific existing circuits being disconnected. The service specifications of the new Verizon Business contract were completed during the first quarter of 2006.

Commercial telecommunication services provide network and IP&E services to small and medium-sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Revenue from commercial services in 2005 was $63.9 million, an increase of $2.8 million, or 4.6%, compared to $61.1 million in 2004. The increase was primarily attributed to our newly acquired infrastructure business and was partially offset by a decrease in long distance revenue. Monthly recurring revenue from commercial advanced data services at the end of 2005 was $3.4 million compared to $3.5 million at the beginning of 2005 and $3.3 million at the beginning of 2004.

In December 2004, Norlight acquired the customer base and certain assets of Executone of Western Michigan, Inc. (d/b/a Netcom Group), a provider of networking, business telephone system and carrier services solutions in Grand Rapids, Michigan. The cash purchase price was $1.1 million.

The decrease in the gain from Norlight was primarily due to the decrease in wholesale revenue, the increasing mix of lower margin enterprise and telephone system business and reduced margins due to competitive pricing in the enterprise business.

NorthStar

Revenue from NorthStar in 2005 was $4.1 million, a decrease of $54.5 million, compared to $58.6 million in 2004. Net assets of NorthStar at December 25, 2005 were $0.1 million. Real estate holdings in Green Bay, WI are to be sold to Multi-Color Corporation upon the achievement of certain environmental standards. Gain from NorthStar was $5.1 million in both 2005 and 2004. Applicable income tax expense was $3.1 million in 2005 and $3.3 million in 2004.

Net Earnings

Our net earnings in 2005 were $66.3 million, a decrease of $12.2 million, or 15.6%, compared to $78.5 million in 2004. The decrease was primarily due to the decrease in operating earnings for the reasons described above and an increase in interest expense partially offset by the gain on discontinued operations.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.60 and $0.59, respectively, in 2005, compared to basic and diluted earnings per share from continuing operations of $0.67 and $0.65, respectively, in 2004. Our basic and diluted earnings per share from discontinued operations were $0.31 and $0.29, respectively, in 2005, compared to basic and diluted earnings per share from discontinued operations of $0.38 and $0.36, respectively, in 2004.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 31, 2006, we had borrowings of $235.0 million under the facility at a weighted average rate of 5.95%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.

•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of December 31, 2006, we are in compliance with both of these material covenants.

Cash balances were $7.9 million at December 31, 2006. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

On February 26, 2007, Q-Comm acquired 100% of the stock of our subsidiary, Norlight, for $185 million in cash, subject to certain working capital and long-term liability adjustments. Net proceeds, after taxes and transaction expenses, are expected to be approximately $125.0—$130.0 million. In the short-term, we will use the proceeds to reduce our obligations under our unsecured revolving credit facility. The after-tax gain on the sale, which will be recorded in the first quarter of 2007, is expected to approximate $60.0 million. The operations of Norlight have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

In January 2007, Journal Broadcast Group, announced it had signed an agreement to sell KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise). The divestiture of KOMJ-AM is part of Journal

Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha from Emmis Communications Corporation. Under the terms of the agreement with Cochise, the KMTV-TV FCC license application shall have been granted and shall be in full force and effect and the closing of Journal Broadcast Group’s acquisition of the broadcast license of KMTV-TV shall be scheduled to occur contemporaneously with the closing of KOMJ-AM, provided that both Cochise and Journal Broadcast Group acknowledge that the closing of KOMJ-AM must occur prior to the acquisition of the broadcast license of KMTV-TV. Journal Broadcast Group will pay Emmis $10.0 million upon the transfer of the license.

In April 2006, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the following 18 months. Under the program, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. The action supplements the five million share repurchase authorization approved in February 2005 and completed in June 2006. In 2006, we repurchased 2.8 million of our class A shares under our February 2005 and April 2006 buy-back programs.

Cash Flow

Cash provided by operating activities was $120.0 million in 2006 compared to $106.4 million in 2005. The increase was primarily due to an increase in earnings from continuing operations due to increases in revenue at our broadcasting business partially offset by the increase in interest expense. We expect that cash provided by operating activities in 2007 will be negatively impacted by the litigation settlement and voluntary preprint advertiser program where $4.0 million in credits will be used towards payment for 2007 advertising in the Milwaukee Journal Sentinel.

Cash used for investing activities was $27.0 million in 2006 compared to $236.8 million in 2005. Capital expenditures for property and equipment were $22.2 million in 2006 compared to $19.5 million in 2005. Our capital expenditures in our publishing segment are primarily targeted towards equipment and building improvements and our capital expenditures in our broadcasting segment are targeted towards technology upgrades, including investments in digital radio and for our television stations acquired in 2005. We believe these expenditures will optimize our results and position us well for the future. The cash used for investing activities of discontinued operations in 2006 includes $13.3 million in capital expenditures for Norlight and a $1.7 million purchase price adjustment for the sale of NorthStar compared to $14.8 million in capital expenditures for Norlight and $26.1 million proceeds received from the sale of NorthStar in 2005. In 2005, we paid $228.8 million for the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska.

Cash used for financing activities was $91.9 million in 2006 compared to cash received from financing activities of $130.8 million in 2005. Borrowings under our credit facility in 2006 were $224.1 million and we made payments of $263.6 million compared to borrowings of $431.3 million and payments of $227.0 million in 2005. In 2006 and 2005, we received $1.3 million and $1.2 million, respectively, in proceeds from the issuance of our class B common stock to our employees under our Employee Stock Purchase Plan. In 2006 and 2005, we paid $34.2 million and $53.3 million, respectively, to purchase our class A common stock. We paid cash dividends of $19.4 million and $20.3 million in 2006 and 2005, respectively.

Contractual Obligations

Our contractual obligations as of December 31, 2006 are summarized below.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term notes payable to banks(1)	$296.3	$14.0	$27.7	$254.6	$—
Operating leases	20.1	6.4	7.4	3.9	2.4
Purchase commitments	68.3	39.8	27.1	1.4	—
Other long-term liabilities	21.5	4.8	8.3	6.6	1.8

Total	$406.2	$65.0	$70.5	$266.5	$4.2

(1)	Includes the associated interest calculated on our borrowings of $235.0 million outstanding as of December 31, 2006 at a weighted average rate of 5.95%.

Our amended $475 million unsecured revolving facility expires on June 2, 2011. As of December 31, 2006, we had borrowings outstanding of $235.0 million under the facility. Other long-term liabilities consist primarily of obligations for syndicated contracts, a national advertising representative litigation settlement, a capital lease, deferred income, deferred compensation arrangements and deposits received from subleases of building operating leases. We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by us. Purchase commitments for newsprint for our publishing businesses from two newsprint suppliers, which run through 2007 and 2008 were $53.8 million as of December 31, 2006. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract, but we have no obligation to purchase any particular quantities. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. A purchase commitment relating to printing equipment was approximately $0.2 million as of December 31, 2006. Purchase commitments related to broadcasting equipment and systems were approximately $1.2 million as of December 31, 2006. In addition, we have the right to broadcast certain television programs during the years 2007-2010 under contracts aggregating $13.1 million. We have $1.7 million of standby letters of credit for business insurance purposes.

Off-Balance Sheet Arrangements

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

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, property and equipment, intangible assets, income taxes, litigation, and pension and other postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We do not believe our past results have differed materially from these estimates, however, we cannot predict how actual results may differ from these estimates in the future.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (such as bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due us to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history, the length of time the receivables are past due and the current business environment. If our evaluations of the collectibility of our accounts receivable differ from actual results, increases or decreases in bad debt expense and allowances may be required.

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

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses account for 46.3% and 45.8% of total assets in 2006 and 2005, respectively. The annual impairment tests for goodwill and broadcast licenses under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters. As of December 31, 2006 and December 25, 2005, we recorded liabilities to cover additional tax exposure items of $5.1 million and $4.5 million, respectively.

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

We rely upon actuarial valuations to determine pension costs and funding. There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate–used to arrive at the net present value of the obligations and expense;

•	the return on assets–used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases–used to calculate the impact future pay increases will have on pension obligations; and

•	the employee turnover statistics–used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2006 and 2005 are:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate for expense	5.95%	5.75%	5.50%	6.00%
Discount rate for obligations	5.90	5.95	5.75	5.50
Rate of compensation increases for expense	4.00	4.50	—	—
Rate of compensation increases for obligations	4.00	4.00	—	—
Expected return on plan assets	8.50	8.50	—	—

For our pension plans, a one percent increase or decrease in the discount rate would have lowered by $2.1 million or raised by $2.6 million, respectively, the plans’ 2006 expense and would have lowered the plans’ projected benefit obligations by $18.0 million or raised by $22.4 million, respectively, as of December 31, 2006.

To determine the discount rate assumptions for the pension and the postretirement benefit plans, we commissioned our actuarial firms to study our plans’ specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds. The results of those studies were used as the benchmark to determine the discount rate assumptions. In addition, we used the Moody’s Aa Corporate bonds, as of the measurement dates, as another reference point to support our decision.

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

New Accounting Standards

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes are reported in comprehensive income. In accordance with the new standard, we adopted Statement No. 158 on December 31, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective as of the beginning of fiscal years ending subsequent to November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adoption FIN 48 will have a material impact on our consolidated financial statements.

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

Interest rates on our long-term notes payable to banks are variable. The interest rate on our current unsecured revolving credit facility is either at LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the Base Rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. Average interest rates on borrowings under our credit facility were 5.95% in 2006. If interest rates had been 100 basis points higher, our annual interest expense would have increased $2.2 million, assuming comparable borrowing levels. We have not entered into derivative instruments to manage our exposure to interest rate risk.

We currently purchase approximately 88% of our estimated newsprint requirements from two suppliers. We pay market prices for quantities we determine will meet our requirements. The remaining 12% of our newsprint could come from these suppliers or from other suppliers in the spot market. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $668 in 2006. Based on the average net price per ton in 2006 and consumption of newsprint in 2006, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.6 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31 and December 25

(in thousands, except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,923	$6,864
Receivables, net	92,248	86,027
Inventories, net	7,890	8,752
Prepaid expenses and other current asset	11,757	12,794
Deferred income taxes	11,017	9,968
Assets of discontinued operations	91,932	93,795

Total Current Assets	222,767	218,200
Property and equipment:
Land and land improvements	33,914	28,507
Buildings and building improvements	125,253	130,193
Equipment	277,482	273,911
Construction in progress	6,070	3,775

	442,719	436,386
Less accumulated depreciation	218,875	204,116

Net property and equipment	223,844	232,270
Goodwill	245,552	276,151
Broadcast licenses	196,659	174,835
Other intangible assets, net	27,068	40,247
Prepaid pension costs	—	18,603
Other assets	39,090	24,053
Non-current assets of discontinued operations	278	307

Total Assets	$955,258	$984,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,025	$36,990
Accrued compensation	18,730	16,039
Accrued employee benefits	10,456	9,722
Deferred revenue	18,687	14,590
Other current liabilities	22,526	9,527
Liabilities of discontinued operations	20,647	18,479
Current portion of long-term liabilities	4,770	5,053

Total Current Liabilities	126,841	110,400
Accrued employee benefits	33,749	20,138
Long-term notes payable to banks	235,000	274,545
Deferred income taxes	62,089	65,630
Other long-term liabilities	16,687	29,885
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at December 31, 2006 and December 25, 2005
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 31, 2006 and December 25, 2005	33	33
Class B – authorized 120,000,000 shares; issued: 18,231,716 shares at December 31, 2006 and 26,762,782 shares at December 25, 2005	268	354
Class A – authorized 170,000,000 shares; issued and outstanding: 48,140,935 shares at December 31, 2006 and 42,188,974 shares at December 25, 2005	481	422
Additional paid-in capital	334,948	353,567
Unearned compensation	—	(679)
Accumulated other comprehensive loss	(17,114)	—
Retained earnings	270,991	239,086
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

Total Shareholders’ Equity	480,892	484,068

Total Liabilities And Shareholders’ Equity	$955,258	$984,666

See accompanying notes.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands, except per share amounts)

	2006	2005	2004
Continuing operations:
Revenue:
Publishing	$328,630	$339,002	$338,896
Broadcasting	238,536	168,316	172,073
Printing services	66,956	72,463	76,308
Other	37,731	44,232	42,862

Total revenue	671,853	624,013	630,139
Operating costs and expenses:
Publishing	177,579	176,316	173,155
Broadcasting	95,745	73,722	68,832
Printing services	56,129	61,291	66,519
Other	32,083	37,955	35,712

Total operating costs and expenses	361,536	349,284	344,218
Selling and administrative expenses	202,454	196,643	199,233

Total operating costs and expenses and selling and administrative expenses	563,990	545,927	543,451

Operating earnings	107,863	78,086	86,688
Other income and expense:
Interest income and dividends	37	143	215
Interest expense	(15,607)	(3,941)	(2,272)

Total other income and expense	(15,570)	(3,798)	(2,057)

Earnings from continuing operations before income taxes	92,293	74,288	84,631
Provision for income taxes	36,556	29,528	33,872

Earnings from continuing operations	55,737	44,760	50,759
Gain from discontinued operations, net of applicable income tax expense of $5,823, $13,964 and $18,464, respectively	8,636	21,483	27,721

Net earnings	$64,373	$66,243	$78,480

Earnings available to class A and B common shareholders	$62,519	$64,389	$76,626

Earnings per share:
Basic:
Continuing operations	$0.80	$0.60	$0.67
Discontinued operations	0.13	0.31	0.38

Net earnings	$0.93	$0.91	$1.05

Diluted:
Continuing operations	$0.77	$0.59	$0.65
Discontinued operations	0.12	0.29	0.36

Net earnings	$0.89	$0.88	$1.01

See accompanying notes.

JOURNAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands, except per share data)

	Preferred Stock	Common Stock	Common Stock			Additional Paid-in- Capital
			Class C	Class B	Class A
Balance at December 31, 2003	$—	$—	$33	$620	$201	$268,907
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
Net earnings and other comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Conversion of class B to class A				(183)	183
Stock grants						417
Restricted stock grants				1		990
Cancellation of restricted stock grants						(83)
Employee stock purchase plan				1		1,181
Shares purchased and retired					(35)	(34,157)
Amortization of unearned compensation

Balance at December 25, 2005	—	—	33	354	422	353,567
Net earnings and other comprehensive income

Recording of underfunded pension and post- retirement liabilities (net of tax of $11,457)

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Conversion of class B to class A				(87)	87
Stock grants						710
Employee stock purchase plan				1		1,321
Shares purchased and retired					(28)	(21,172)
Stock-based compensation						522

Balance at December 31, 2006	$—	$—	$33	$268	$481	$334,948

Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at cost	Total	Comprehensive Income

$(129)	$—	$302,833	$(108,715)	$463,750
		78,480		78,480	$78,480

		(1,854)		(1,854)
		(12,796)		(12,796)
		(6,142)		(6,142)

				115,943
				—
				189
(26)				—
				525
51				51
		(148,268)		(148,651)

(104)	—	212,253	(108,715)	489,495
		66,243		66,243	$66,243

		(1,854)		(1,854)
		(9,245)		(9,245)
		(9,190)		(9,190)

				—
				417
(991)				—
83				—
				1,182
		(19,121)		(53,313)
333				333

(679)	—	239,086	(108,715)	484,068
		64,373		64,373	$64,373

	(17,114)			(17,114)

		(1,854)		(1,854)
		(6,816)		(6,816)
		(10,763)		(10,763)

				—
				710
				1,322
		(13,037)		(34,237)
679		2		1,203

$—	$(17,114)	$270,991	$(108,715)	$480,892

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands)

	2006	2005	2004
Cash flow from operating activities:
Net earnings	$64,373	$66,243	$78,480
Less gain from discontinued operations	8,636	21,483	27,721

Earnings from continuing operations	55,737	44,760	50,759
Adjustments for non-cash items:
Depreciation	27,897	25,078	26,129
Amortization	2,060	1,006	1,372
Write-off of financing costs	—	361	—
Provision for doubtful accounts	1,491	2,533	3,442
Deferred income taxes	6,867	74	9,246
Non-cash compensation	1,373	713	240
Curtailment gains for defined benefit pension and other postretirement benefit plans	(2,402)	—	—
Net loss (gain) from disposal of business and assets	(3,443)	(25)	398
Net operating activities of discontinued operations	27,329	25,746	40,200
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(7,608)	(2,022)	(6,529)
Inventories	862	860	(1,869)
Accounts payable	(6,156)	(1,066)	3,777
Other assets and liabilities	15,992	8,412	6,801

Net Cash Provided By Operating Activities	119,999	106,430	133,966

Cash flow from investing activities:
Capital expenditures for property and equipment	(22,223)	(19,530)	(22,199)
Proceeds from sales of assets	2,871	1,590	607
Acquisition of businesses	—	(228,779)	(43,421)
Proceeds from sale of business	7,252	—	—
Net investing activities of discontinued operations	(14,947)	9,964	(4,256)

Net Cash Used For Investing Activities	(27,047)	(236,755)	(69,269)

Cash flow from financing activities:
Financing costs on long-term notes payable to banks	—	(1,000)	(98)
Proceeds from long-term notes payable to banks	224,052	431,265	276,432
Payments of long-term notes payable to banks	(263,597)	(227,030)	(290,122)
Proceeds from issuance of common stock, net	1,322	1,182	116,468
Redemption of common stock, net	(34,237)	(53,313)	(148,651)
Cash dividends	(19,433)	(20,289)	(20,792)

Net Cash (Used For) Provided By Financing Activities	(91,893)	130,815	(66,763)

Net Increase (Decrease) in Cash and Cash Equivalents	1,059	490	(2,066)
Cash and cash equivalents
Beginning of year	6,864	6,374	8,440

End of year	$7,923	$6,864	$6,374

Supplemental Cash Flow Information
Cash paid for income taxes	$32,936	$44,464	$41,192

Cash paid for interest	$14,674	$1,857	$1,466

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—We report on a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be fourteen weeks. The 2006 fiscal year ending December 31 is a 53-week year with a 14-week fourth quarter.

The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue recognition—Publishing revenue is generated primarily from the sale of newspaper and internet advertising space and newspaper sales. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired, including advertising aired online on web sites. Circulation revenue is recognized when the newspaper is delivered to the customer. Printing services revenue is recorded at the time of shipment when title passes to the customer. Other revenue that consists of direct marketing services is recognized at the time the service is performed.

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

Advertising expense—We expense our advertising costs as incurred. Advertising expense totaled $4,413, $6,707 and $7,520 in 2006, 2005 and 2004, respectively.

Interest expense—All interest incurred during 2006, 2005 and 2004 was expensed.

Income taxes—We account for income taxes in accordance with Statement No. 109, “Accounting for Income Taxes.” In accordance with Statement No. 109, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share are computed as follows:

Years ended December 31, December 25 and December 26	2006	2005	2004
Basic earnings:
Earnings from continuing operations	$55,737	$44,760	$50,759
Discontinued operations	8,636	21,483	27,721

Net earnings	64,373	66,243	78,480
Less dividends on class C common stock	(1,854)	(1,854)	(1,854)

Earnings available to class A and B common shareholders	$62,519	$64,389	$76,626

Weighted average class A and B shares outstanding	67,476	70,945	72,931

Basic earnings per share:
Continuing operations	$0.80	$0.60	$0.67
Discontinued operations	0.13	0.31	0.38

Net earnings	$0.93	$0.91	$1.05

Diluted earnings:
Earnings available to class A and B common shareholders	$62,519	$64,389	$76,626
Plus dividends on class C common stock	1,854	1,854	1,854

Net earnings	$64,373	$66,243	$78,480

Weighted average class A and B shares outstanding	67,476	70,945	72,931
Assumed exercise of stock options	—	—	1
Impact of non-vested restricted stock	57	18	3
Conversion of class C shares	4,452	4,452	4,452

Adjusted weighted average shares outstanding	71,985	75,415	77,387

Diluted earnings per share:
Continuing operations	$0.77	$0.59	$0.65
Discontinued operations	0.12	0.29	0.36

Net earnings	$0.89	$0.88	$1.01

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term notes payable to banks approximates fair value as of December 31, 2006 and December 25, 2005.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net—We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 31, 2006 and December 25, 2005 was $4,075 and $3,080, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market. A summary of inventories follows:

December 31 and December 25	2006	2005
Paper and supplies	$6,577	$6,803
Work in process	722	873
Finished goods	784	1,272
Less obsolescence reserve	(193)	(196)

Inventories, net	$7,890	$8,752

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets. The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition are carried at estimated fair market value.

Property and equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10–20
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	15–20
Other printing presses	10
Other	3–10

Intangible assets—Goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses, are no longer amortized but instead are reviewed at least annually for impairment. We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 40 years.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications were primarily associated with the sale of Norlight Telecommunications Inc. (Norlight), our former telecommunications business to Q-Comm Corporation (Q-Comm). See Note 11 for additional information regarding our former telecommunications business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting standards—In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes are reported in comprehensive income. In accordance with the new standard, we adopted Statement No. 158 on December 31, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective as of the beginning of fiscal years ending subsequent to November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adoption FIN 48 will have a material impact on our consolidated financial statements.

2	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings are either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 31, 2006 and December 25, 2005, we had borrowings of $235,000 and $274,545, respectively, under the facility at a weighted average rate of 5.95% and 5.04%, respectively. Fees in connection with the amended facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering the majority of our employees. The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment. Plan assets consist primarily of listed stocks and government and other bonds. The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law primarily changed employer funding rules of defined benefit pension plans and insurance premiums payable to the Pension Benefit Guarantee Corporation (PBGC). The changes in the laws do not require a significant change in funding to our plans. We expect our PBGC insurance premiums to increase in future years.

In addition, we provide health benefits to certain retirees and their eligible spouses. Our postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 because the prescription drug benefits provided under our postretirement health care plan generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and accordingly, are actuarially equivalent to or better than, the benefits provided under the Act.

We also sponsor an unfunded non-qualified pension plan for certain employees whose benefits under the pension plan and the Investment Savings Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosure for the unfunded non-qualified pension plan for all years presented is combined with the defined benefit pension plan.

	Pension Benefits		Other Postretirement Benefits
Years ended December 31 and December 25	2006	2005	2006	2005
Change in benefit obligations
Benefit obligation at beginning of year	$148,435	$148,845	$33,693	$32,662
Service cost	4,497	5,445	643	475
Change in plan provisions	—	—	(975)	(995)
Interest cost	8,701	8,347	1,774	1,998
Actuarial (gain) loss	(4,256)	(6,399)	(317)	2,075
Curtailment	—	—	(11,098)	—
Benefits paid	(7,810)	(7,803)	(1,814)	(2,522)

Benefit obligation at end of year	$149,567	$148,435	$21,906	$33,693

Change in plan assets
Fair value of plan assets at beginning of year	$129,226	$124,330	$—	$—
Actual gain on plan assets	14,336	12,443	—	—
Company contributions	256	256	1,814	2,522
Benefits paid	(7,810)	(7,803)	(1,814)	(2,522)

Fair value of plan assets at end of year	$136,008	$129,226	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits December 31, 2006	Other Postretirement Benefits December 31, 2006
Benefit obligation in excess of plan assets	$(13,559)	$(21,906)
Amounts recognized in statement of financial position
Current liabilities	$(256)	$(2,743)
Noncurrent liabilities	(13,303)	(19,163)

Accrued benefit cost included in accrued employee benefits	$(13,559)	$(21,906)

Amounts recognized in accumulated other comprehensive loss, net of tax
Actuarial loss, net	$26,987	$3,523
Prior service cost	(3,132)	(2,097)
Transition obligation	—	3,291

Total	$23,855	$4,717

	Pension Benefits December 25, 2005	Other Postretirement Benefits December 25, 2005
Benefit obligation in excess of plan assets
Underfunded status of the plan	$(19,209)	$(33,693)
Unrecognized net actuarial loss	36,940	14,991
Unrecognized prior service cost	(5,183)	(1,228)
Unrecognized transition obligation	—	3,840

Prepaid (accrued) net benefit cost	$12,548	$(16,090)

	Pension Benefits December 25, 2005	Other Postretirement Benefits December 25, 2005
Prepaid (accrued) net benefit cost included in:
Prepaid pension costs	$18,603	$—
Accrued employee benefits	(6,055)	(16,090)

	$12,548	$(16,090)

The accumulated benefit obligation for the pension plans was $129,438 and $125,736 at December 31, 2006 and December 25, 2005, respectively.

	Pension Benefits
Years ended December 31, December 25 and December 26	2006	2005	2004
Components of net periodic benefit cost
Service cost	$4,497	$5,445	$4,976
Interest cost	8,701	8,347	8,297
Expected return on plan assets	(10,206)	(10,174)	(10,338)
Curtailment gain	(1,682)	—	—
Amortization of:
Unrecognized prior service cost	(369)	(474)	257
Unrecognized net transition obligation	—	—	104
Unrecognized net loss	1,567	2,890	1,666

Net periodic benefit cost included in selling and administrative expense	$2,508	$6,034	$4,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plan curtailment gain is the result of a plan amendment adopted on April 27, 2006. The amendment eliminated participation in the plan for new employees as of April 30, 2006. In addition, employees eligible to participate in our pension plan have made a one-time irrevocable election to either (i) continue participation in the pension plan or (ii) freeze the accrual of benefits under the pension plan as of December 31, 2006 and receive an annual contribution of 3% of eligible wages into the Investment Savings Plan (ISP) beginning in 2007. Future pension benefit accruals will be reduced for participants electing to receive the contribution into their ISP account.

	Other Postretirement Benefits
Years ended December 31, December 25 and December 26	2006	2005	2004
Components of net periodic benefit cost
Service cost	$643	$475	$371
Interest cost	1,774	1,998	1,697
Curtailment gain	(720)	—	—
Amortization of:
Unrecognized prior service cost	(106)	233	—
Unrecognized net transition obligation	549	549	549
Unrecognized net loss	773	655	393

Net periodic benefit cost included in selling and administrative expense	$2,913	$3,910	$3,010

The other postretirement benefits curtailment gain is the result of an amendment adopted on October 31, 2006. The amendment eliminated all postretirement health benefits for full-time active employees who have not attained age 50 by December 31, 2006. In addition, effective for full-time active employees who retire on or after April 1, 2007, the amendment eliminated the employer contribution for medical benefits after such persons attain age 65.

The estimated net loss and prior service cost for the defined benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,712 and ($317), respectively. The estimated net loss, prior service obligation and transition obligation for the other postretirement plan that will be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is $155, ($219) and $549, respectively.

The incremental effect of applying Statement No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before Application of Statement No. 158	Adjustments	After Application of Statement No. 158
Prepaid pension costs	$16,884	$(16,884)	$—
Total assets	$972,142	$(16,884)	$955,258
Accrued employee benefits	$23,777	$11,688	$35,465
Deferred income tax	$—	$(11,457)	$(11,457)
Total liabilities	$474,135	$231	$474,366
Accumulated other comprehensive loss, net of tax	$—	$(17,114)	$(17,114)
Total shareholders’ equity	$498,006	$(17,114)	$480,892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 31, 2006 and December 25, 2005 for pension benefits and December 31, 2006 and September 30, 2005 for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.90%	5.95%	5.75%	5.50%
Rate of compensation increases	4.00	4.00	—	—

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	5.95%	5.75%	5.50%	6.00%
Expected return on plan assets	8.50	8.50	—	—
Rate of compensation increases	4.00	4.50	—	—

Due to the pension plan amendment adopted on April 27, 2006, the measurement of the net periodic benefit cost for the pension plan from May 1, 2006 to December 31, 2006 was based on a 6.5% discount rate, the yield curve developed at the time of the plan amendment.

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

To determine the long-term rate of return assumption for plan assets, we study historical markets and preserve the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonableness and appropriateness.

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2007 is 9.0%, grading down to 5.0% in the year 2011 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2006	$92	$(88)
Effect on postretirement benefit obligation as of December 31, 2006	$358	$(405)

Plan Assets

Our pension plan weighted average asset allocations at December 31, 2006 and December 25, 2005, by asset category are as follows:

	Plan Assets
	2006	2005
Equity securities	72.4%	71.3%
Fixed-income securities	27.3	28.1
Other	0.3	0.6

Total	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Percent of Total Portfolio
	Minimum	Target	Maximum
Large capitalization U.S. stocks	30.0%	35.0%	40.0%
Small capitalization U.S. stocks	15.0	20.0	25.0
International stocks	10.0	15.0	20.0
Fixed-income securities	20.0	25.0	35.0
Cash equivalents	—	5.0	5.0

Contributions

We do not expect to contribute to our qualified defined benefit pension plan in 2007. We expect to contribute $256 to our unfunded non-qualified pension plan.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
	Payments	Gross Payments	Less Medicare Part D Subsidy	Net Payments
2007	$7,873	$2,908	$165	$2,743
2008	7,829	2,791	172	2,619
2009	7,871	2,641	175	2,466
2010	8,120	2,544	177	2,367
2011	8,339	2,383	177	2,206
2012–2016	48,122	10,776	822	9,954

The ISP is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contribution may not exceed 50% of their eligible wages. Each employee who elects to participate is eligible to receive company matching contributions. We may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the ISP. The matching contributions, recorded as an operating expense, were $2,672, $2,390 and $2,603 in 2006, 2005 and 2004, respectively. We made additional contributions into the ISP on behalf of certain employees not covered by the defined benefit pension plan of $1,028, $633 and $927 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, 2005 and 2004, respectively. We expect to contribute $987 on behalf of these employees in 2007. Included in the 2006, 2005 and 2004 matching contributions are contributions to the employees of Norlight of $305, $258 and $290, respectively. Included in the matching and additional contributions in 2004 are contributions to the employees of NorthStar Print Group of $401. Both NorthStar Print Group and Norlight are reported as discontinued operations. Employees who have elected to freeze their defined benefit pension benefits will receive a contribution of 3% of eligible wages into the ISP. We expect to contribute $1,225 on behalf of these employees in 2007.

4	INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 31, December 25 and December 26	2006	2005	2004
Current:
Federal	$24,144	$22,102	$19,803
State	5,426	4,061	5,376

Total current	29,570	26,163	25,179
Deferred:
Federal	6,677	3,217	7,810
State	309	148	883

Total deferred	6,986	3,365	8,693

Total provision for income taxes	$36,556	$29,528	$33,872

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 31, December 25 and December 26	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.6	4.4	4.6
Other	—	0.3	0.4

Effective income tax rate	39.6%	39.7%	40.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2006 and December 25, 2005 are as follows:

Current assets	2006	2005
Receivables	$3,219	$3,525
Inventories	107	158
Other assets	3,767	2,270
Accrued compensation	2,521	2,826
Accrued employee benefits	1,403	1,189

Total current deferred tax assets	$11,017	$9,968

Non-current assets
Accrued employee benefits	$12,892	$6,379
State net operating loss and tax credit carryforwards	1,924	2,659
Other assets	161	220
Valuation allowances on state net operating loss and tax credit carryforwards	(1,202)	(2,051)

Total non-current deferred tax assets	13,775	7,207

Non-current liabilities
Property and equipment	$(25,037)	$(24,204)
Intangible assets	(46,877)	(39,187)
Accrued employee benefits	—	(4,460)
Other liabilities	(3,950)	(4,986)

Total non-current deferred tax liabilities	(75,864)	(72,837)

Total net non-current deferred tax liabilities	$(62,089)	$(65,630)

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

We also maintain a liability to cover the cost of additional tax exposure items on the filing of the federal and state income tax returns. As of December 31, 2006 and December 25, 2005, this liability amounted to $5,061 and $4,459, respectively.

At December 31, 2006, we have $1,487 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years. The net operating losses begin expiring in 2007. To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $765 in valuation allowances.

At December 31, 2006, we have $437 of state income tax credit carryforwards available to offset against future state income tax liabilities in certain states over the next 12 years. The tax credits begin expiring in 2007. To the extent we believe it is more likely than not that certain of the state tax credit carryforwards will expire unused, we have recorded $437 in valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5	COMMITMENTS

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 31, 2006, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

2007	$6,418
2008	4,175
2009	3,221
2010	2,449
2011	1,509
Thereafter	2,371

$20,143

Excluded from this table are $13,752 in future minimum rental payments due under noncancellable operating lease payments for Norlight, our former telecommunications business, which is classified as a discontinued operation. All lease agreements were assigned to the buyer, Q-Comm, at the time the sale closed on February 26, 2007.

Rent expense charged to operations for 2006, 2005 and 2004 was $9,108, $12,281 and $13,358, respectively. Rental income from subleases included in operations for 2006, 2005 and 2004 was $618, $3,213 and $3,885, respectively. There were no noncancellable subleases as of December 31, 2006.

Norlight has entered into agreements (collocation agreements) that allow them to locate equipment in facilities owned by communication providers. The use of this space enables them to extend the effective capability of the physical infrastructure comprising our network. Typically these agreements involve locating multiplexing/muxing equipment (a rack) in local exchange carrier (LEC) central offices. These agreements have specified beginning and ending dates. However, absent the required notification from either party of the intent to end the agreement, the term automatically converts to a month-to-month arrangement with no specified ending date. Absent a regulatory change eliminating the LEC’s responsibility to open their facilities to competing carriers, these agreements have been assumed to exist in near perpetuity and are considered to have put in place permanent components of our network. The agreements require rental payments for the use of the space. Should Norlight elect to exit such an agreement, the terms of the agreements provide that they are responsible for both the removal of our equipment and fiber as well as the cost of returning the space to its original condition, if any physical alterations had taken place. According to Statement No. 143, “Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations,” the fair value of an asset retirement obligation (ARO) liability should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost is capitalized, therefore increasing the carrying amount of the related long-lived asset. Norlight believes that it has legal obligations under its collocation agreements to remove the equipment and restore the facilities to their original condition upon terminating the agreements. However, Norlight does not have a reasonable basis by which to assign probabilities to the timing of the potential settlement dates and accordingly, it cannot reasonable estimate the fair value of the asset retirement obligation. To illustrate the range of potential obligation outcomes, consider that Norlight has entered into approximately 30 collocation agreements since the inception of their deployment in 1999 whose projected restoration cost ranges from an estimate of $50 to $200 per site. The range in time over which these agreements could be settled is between 10 years to longer than 30 years. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corresponding range of fair value of the ARO liability when determined at Norlight’s estimated credit adjusted risk free interest rate is approximately $250 to $1,150. These obligations were transferred to Q-Comm upon the February 26, 2007 sale of Norlight.

Purchase commitments from two suppliers for newsprint for our publishing businesses run through 2007 and 2008 and total $53,711 as of December 31, 2006. The commitments are based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitments would expire without obligation. A purchase commitment relating to printing equipment was approximately $219 as of December 31, 2006. Purchase commitments related to broadcasting equipment and systems were approximately $1,167 as of December 31, 2006. We have $1,702 of standby letters of credit for business insurance purposes.

Over the next five years, we are committed to purchase $13,137 of television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

6	SHAREHOLDERS’ EQUITY

Common stock

We have three classes of common stock. Class C shares are held by the family members of our former chairman, Harry J. Grant, and are entitled to two votes per share. These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares. Class B shares are held by our current and former employees and Grant family shareholders. These shares are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends on Class B shares are equal to those declared on the class A shares. As of December 31, 2006 and December 25, 2005, there are 8,676,705 class B shares included in treasury stock. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

The changes in the number of shares of our common stock during 2006 and 2005 are as follows (in thousands):

	Common Stock			Treasury stock
	Class C	Class B	Class A
Balance as December 26, 2004	3,264	44,811	27,417	8,677
Conversion of class B shares to class A shares	—	(18,207)	18,207	—
Shares repurchased	—	—	(3,435)	—
Shares issued under equity incentive and employee stock purchase plans	—	159	—	—

Balance at December 25, 2005	3,264	26,763	42,189	8,677
Conversion of class B shares to class A shares	—	(8,777)	8,777	—
Shares repurchased	—	—	(2,825)	—
Shares issued under equity incentive and employee stock purchase plans	—	246	—	—

Balance at December 31, 2006	3,264	18,232	48,141	8,677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7	STOCK-BASED COMPENSATION

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

During the year ended December 31, 2006, we recognized $1,489 in stock-based compensation expense, including $102 recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the year ended December 31, 2006 was $590. We recognize compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities associated with stock-based compensation during 2006. As of December 31, 2006, total unrecognized compensation cost related to stock-based compensation awards was $844, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.6 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated statement of earnings. As a result of adopting Statement No. 123(R), our earnings from continuing operations, earnings before income taxes and net earnings for 2006 are $105, $138 and $83 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. There was no impact on our basic or diluted earnings per share from adopting Statement No. 123(R).

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

Non-statutory stock options—The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed ten years from the grant date. It is our policy to issue new class B common stock upon the exercise of non-statutory stock options. As of December 31, 2006, there are 5,683,232 shares available for issuance in the form of non-statutory stock options under the Plan.

In 2004, our directors and certain of our employees were granted options to purchase class B common stock. These options become exercisable three years from the grant date and will remain exercisable for a period of up to seven years. There were no options granted in 2006 or 2005.

Fair value for non-statutory stock options granted in 2004 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

2004
Dividend yield	1.43%
Expected volatility	28.95%
Risk-free rate of return	3.90%
Expected life of options (in years)	7
Weighted average fair value of options granted	$5.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life was based on the projected exercise period of unexercised stock options. The risk free rate was based on the United States Treasury yield curve in effect on the date of grant for the respective life of the option. The expected dividend yield was based on the expected annual dividends divided by the grant date market value of our common stock. The expected volatility was based on the historical volatility of our peers’ common stock as our common stock had been publicly trading for less than six months.

A summary of non-statutory stock option activity during 2006 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 26, 2005	65,750	$18.24
Forfeited	(1,500)	19.95
Expired	(10,000)	17.92

Outstanding at December 31, 2006	54,250	18.25	4.1

Exercisable at December 31, 2006	43,750	17.98	3.9

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 is zero because the fair market value of our class B common stock on December 31, 2006 was lower than the weighted average exercise price of the options.

In 2006, 2,750 non-statutory stock options granted to three employees of Norlight became exercisable as a result of the acceleration by the compensation committee of our board of directors of the vesting period of these options in contemplation of the proposed spin-off of Norlight. There was no incremental compensation expense resulting from this modification. We expect these options to expire in the first quarter of 2007.

Stock grants—Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of the board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value nonvested restricted stock grants at the closing market price of our class A common stock on the grant date. As of December 31, 2006, there are 2,747,482 shares available for issuance in the form of stock grants under the Plan.

A summary of stock grant activity during 2006 is:

	Shares	Weighted Average Fair Value
Outstanding at December 26, 2005	63,250	$16.46
Granted	140,131	12.34
Vested	(65,636)	12.51
Forfeited	(11,140)	14.23

Outstanding at December 31, 2006	126,605	14.15

Fully vested at December 31, 2006	105,639	13.80

Our nonvested restricted stock grants vest either three or five years from the grant date. We expect our nonvested restricted stock grants to fully vest over the weighted average remaining service period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, 88,404 vested and nonvested restricted stock grants were issued to our directors and employees at a weighted-average fair value of $15.93, of which 27,679 shares vested with a total fair value of $422. During 2004, 12,424 vested and nonvested restricted stock grants were issued to our directors at a weighted-average fair value of $17.31, of which 10,924 shares vested with a total fair value of $189.

In 2006, the compensation committee of our board of directors accelerated the vesting of 13,950 nonvested restricted stock grants granted to 45 employees of Norlight. The nonvested restricted stock grants vested immediately prior to the effective time of the February 26, 2007 sale of Norlight. There was no overall incremental compensation expense resulting from this modification.

Performance unit grants—Each performance unit grant will be accompanied by restrictions as may be determined in the discretion of the compensation committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were 21,513 performance units granted in 2005. There were no performance units granted in 2006. The number of performance units granted is determined by multiplying the participant’s base salary by his or her target percentage of salary, which target ranges by participant from 100% to 50%, then dividing by the initial performance unit value of $100 per unit. A Total Shareholder Return calculation was performed at the end of the performance period, December 31, 2006 for the current performance cycle, which determined each performance unit was worthless. At December 31, 2006, there were no performance units outstanding.

The fair value of each performance unit granted on February 8, 2005 was $48.47, which we determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	3.33%
Expected dividend yield	1.40%
Expected volatility (Journal Communications)	0.22
Expected volatility (S&P 500 index)	0.14

The average risk-free interest rate is based on the two-year U.S. treasury bond rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our class A common stock as of the grant date. We determined the expected volatility based on historical volatility over two years using daily stock prices.

In 2006, the cash liability portion of the performance unit grants of $774 was reversed into income because payment of the award is no longer expected to occur. In 2006, we recognized $54 in compensation expense for the stock portion of the performance unit awards in accordance with Statement No. 123(R). As of December 31, 2006, $491 is recorded in additional paid-in-capital in our consolidated balance sheet for the stock portion of the performance unit awards.

Employee stock purchase plan—The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. During 2006 and 2005, 117,009 and 75,384 of our class B common shares, respectively, were sold to employees under this plan at a weighted average fair value of $11.30 and $15.67, respectively. As of December 31, 2006, there are 2,761,630 shares available for sale under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior year pro forma expense—The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation”, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R):

	Year Ended December 25, 2005	Year Ended December 26, 2004
Net earnings as reported	$66,243	$78,480
Add compensation cost of restricted stock, net of income tax benefit of $133 and $20, respectively, included in the determination of net earnings as reported	201	30
Deduct stock based compensation determined under fair value-based method, net of related tax effects:
Stock options	(82)	(11)
Employee stock purchase plan	(79)	(35)
Nonvested restricted stock	(201)	(30)

Pro forma net earnings including the effect of stock compensation expense	$66,082	$78,334

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.91	$1.05

Pro forma including the effect of stock compensation expense	$0.91	$1.05

Diluted earnings per share:
As reported	$0.88	$1.01

Pro forma including the effect of stock compensation expense	$0.88	$1.01

8	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 40 years and the non-compete agreements over the terms of the contracts.

Amortization expense was $2,060 for the year ended December 31, 2006. Estimated amortization expense is $1,948 for 2007, $1,867 for 2008, $1,615 for 2009, $1,562 for 2010 and $1,204 for 2011.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 31, 2006 and December 25, 2005 is as follows:

December 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$26,930	$(2,796)	$24,134
Customer lists	19,651	(17,256)	2,395
Non-compete agreements	19,450	(19,447)	3
Other	3,449	(2,913)	536

Total	$69,480	$(42,412)	$27,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 25, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$40,506	$(1,738)	$38,768
Customer lists	17,900	(16,448)	1,452
Non-compete agreements	19,840	(19,813)	27
Other	2,773	(2,773)	—

Total	$81,019	$(40,772)	$40,247

Weighted-average amortization period:	Years
Network affiliation agreements	25
Customer lists	13
Non-compete agreements	5
Other	6
Total	15

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. We perform impairment tests each year on indefinite-lived intangible assets. With the assistance of independent, professional appraisers, we performed the 2006 and 2005 annual impairment tests as of the beginning of the fourth quarter. We recorded a $30 impairment on our KOMJ-AM broadcast license, as a result of our annual impairment test. No impairment resulted from our annual impairment test in 2005.

Goodwill

The change in the carrying amount of goodwill during the year ended December 31, 2006 is as follows:

Reporting unit	Goodwill at December 25, 2005	Adjustment to Preliminary Purchase Price Allocation	Goodwill related to divestitures	Goodwill at December 31, 2006
Daily newspaper	$2,084	$—		$2,084
Community newspapers and shoppers	26,095	—	—	26,095
Broadcasting	247,562	(29,260)	(1,339)	216,963
Direct marketing services	410	—	—	410

Total	$276,151	$(29,260)	$(1,339)	$245,552

The change to the carrying amount of network affiliation agreements, customer lists, other intangibles, broadcast licenses and goodwill during 2006 represents finalization of the purchase price allocation related to our purchase of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida, ABC-affiliate, KGUN-TV, in Tucson, Arizona and certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, from subsidiaries of Emmis Communications Corporation on December 5, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended December 25, 2005 are as follows:

Reporting Unit	Goodwill at December 26, 2004	Goodwill related to acquisitions	Goodwill related to divestitures	Goodwill at December 25, 2005
Daily newspaper	$2,084	$—	$—	$2,084
Community newspapers and shoppers	26,535	—	(440)	26,095
Broadcasting	107,069	140,601	(108)	247,562
Direct marketing services	410	—	—	410

Total	$136,098	$140,601	$(548)	$276,151

With the assistance of independent, professional appraisers, we perform goodwill impairment tests each year as of the beginning of the fourth quarter, or more frequently if indicators of impairment are present. No impairment resulted from our annual goodwill impairment tests in 2006 or 2005. We cannot be certain that future goodwill impairment tests will not result in a charge to earnings.

9	LITIGATION

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

Shorewest Realtors Litigation.    On April 25, 2005, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court. The plaintiff, Shorewest Realtors, sought to bring a class action lawsuit on behalf of Milwaukee Journal Sentinel advertisers, alleging that the newspaper improperly inflated its circulation numbers from 1996 on. Shorewest sought disgorgement or restitution by Journal Sentinel of alleged improperly collected charges (with interest), plus an unspecified amount of damages. Journal Sentinel, Inc. filed a Motion to Dismiss the plaintiff’s claims on July 20, 2005 and Shorewest’s contract-base cause of action was subsequently dismissed by the court. On May 30, 2006, the parties filed a proposed settlement agreement with the court. Although Journal Sentinel and its counsel continue to believe the claims lack merit, and Shorewest and its counsel continue to believe the claims have merit, by agreeing to a settlement, the parties avoided the costs and risks of additional litigation on terms that are mutually agreeable. The settlement is on behalf of a proposed class of advertisers similar to Shorewest who placed ads in the Milwaukee Journal Sentinel between January 1, 1999 and December 31, 2005. The proposed settlement received approval from the court on September 29, 2006. Members of the class will be eligible to receive a credit to be used toward future advertising in the Milwaukee Journal Sentinel. In the second quarter of 2006, Journal Sentinel recorded a $5.1 million reduction in revenue for credits to be issued toward 2007 advertising in the Milwaukee Journal Sentinel under the settlement as well as for a voluntary offer made by Journal Sentinel to preprint advertisers related to changes made in 2003 and 2004 in Audit Bureau of Circulations reported net paid circulation numbers. During the fourth quarter of 2006, Journal Sentinel adjusted its reduction in revenue by $1.1 million based upon the actual claims for credits received by advertisers. Journal Sentinel recorded $2.2 million for litigation related expenses, of which $1.8 million was recorded in 2006 and $0.4 million in 2005. Our insurance carrier has accepted this claim under a reservation of rights and the amount that will be paid by the carrier, if any, is uncertain at this point in time.

Russ Darrow Group, Inc. Litigation.    On December 27, 2006, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court. The plaintiff chose to opt-out of the class action settlement in the Shorewest v. Journal Sentinel, Inc. matter described above and filed this separate lawsuit against Journal Sentinel Inc. repeating in large part the allegations related to overstated circulation in the class-action case. The claims include: violation of the Wisconsin Deceptive Trade Practices

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Act; breach of contract and implied duty of good faith and fair dealing; strict misrepresentation; intentional misrepresentation; negligent misrepresentation; negligence; unjust enrichment; equitable recession; and punitive damages. On February 26, 2007, Journal Sentinel, Inc. filed its answer and a Motion to Dismiss all of plaintiff’s tort claims. We believe the lawsuit is without merit and intend to defend the action vigorously. Our insurance carrier has accepted this claim under a reservation of rights and the amount that will be paid by the carrier, if any, is uncertain at this point in time.

10	ACQUISITION AND SALE

All acquisitions are accounted for using the purchase method. Accordingly, the results of operations and cash flows since the respective dates of acquisition are included in the consolidated financial statements.

Acquisition of Three Television Stations

On December 5, 2005, we acquired the business and assets of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida and ABC-affiliate, KGUN-TV, in Tucson, Arizona from subsidiaries of Emmis Communications Corporation. We also acquired certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska and have begun programming KMTV under a local marketing agreement. The total purchase price for the three stations is $235,000, subject to certain adjustments. We paid $228,779, including $3,848 for expenses associated with the transaction in 2005. The remaining $10,000 is recorded in other current liabilities in our 2006 consolidated balance sheet and will be paid upon the earlier of the transfer of the broadcast license associated with KMTV-TV, which was applied for on January 23, 2007, or a $5,000 payment no later than October 15, 2007 and another $5,000 payment no later than October 15, 2008. The acquisition allows us to operate television stations in two growth markets where we already own radio stations and to leverage our market resources to be more effective in serving the communities and advertisers of Tucson and Omaha. The acquisition also adds a new mid-size growth market (Fort Myers/Naples) to our broadcast operations. These are some of the factors that contributed to a purchase price which resulted in recognizing goodwill.

The final purchase price allocation for this acquisition is as follows:

	Preliminary Purchase Price	First Quarter Adjustments	Final Purchase Price
Receivables	$69	$104	$173
Prepaid expenses	3,069	(186)	2,883
Property and equipment	29,119	(1,224)	27,895
Customer list	—	1,750	1,750
Other intangibles	—	676	676
Other assets	13,791	17,051	30,842
Goodwill	140,786	(29,260)	111,526
Broadcast licenses	34,900	24,835	59,735
Network affiliation agreements	28,364	(13,576)	14,788
Accounts payable	(2,103)	(191)	(2,294)
Other current liabilities	(3,075)	154	(2,921)
Other long-term liabilities	(6,141)	(133)	(6,274)

Total purchase price	$238,779	$—	$238,779

Due to the length of time to complete the purchase price allocation for an acquisition of this size and complexity, as of year end 2005, we recorded a preliminary purchase price allocation based upon a preliminary valuation provided by an independent, professional appraiser of all components of the acquisition. A final

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sale of KBBX-FM

On September 25, 2006, Journal Broadcast Group, our broadcasting business, sold KBBX-FM in Omaha, Nebraska for net proceeds of $7,252. The divestiture of KBBX-FM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire the broadcast license of KMTV-TV in Omaha, Nebraska from Emmis Communications Corporation. The net book value of assets sold was $4,717 and the after-tax gain on the sale was $1,498.

11	DISCONTINUED OPERATIONS

Norlight

On February 26, 2007, Q-Comm acquired 100% of the stock of our subsidiary, Norlight, for $185 million in cash, subject to certain working capital and long-term liability adjustments. The operations of Norlight have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

The following table summarizes Norlight’s results of operations which are included in the gain from discontinued operations in the consolidated statement of earnings for 2006, 2005 and 2004:

Years ended December 31, December 25 and December 26	2006	2005	2004
Revenue	$127,768	$140,448	$143,233
Earnings before income taxes	$16,209	$27,230	$37,768

Norlight’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at December 31, 2006 and December 25, 2005 consisted of the following:

	December 31, 2006	December 25, 2005
Receivables	$2,614	$4,119
Inventories, net	934	895
Prepaid expenses	2,248	1,485
Property and equipment, net	83,616	84,641
Goodwill	188	188
Other intangible assets, net	1,099	1,416
Other assets	1,228	1,051

Total assets	$91,927	$93,795

Accounts payable	$3,292	$3,681
Accrued compensation	2,651	2,493
Current portion of long-term liabilities	241	—
Accrued employee benefits	168	142
Other liabilities	14,212	11,958

Total liabilities	$20,564	$18,274

Norlight’s long-term assets and long-term liabilities as of December 31, 2006 are classified as current because it is probable that the sale will occur and proceeds will be collected within one year. The long-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and long-term liabilities as of December 25, 2005 conform to the 2006 presentation. Norlight’s property and equipment and other intangible assets are classified as held-for-sale and, accordingly, have not been depreciated or amortized since November 13, 2006.

NorthStar Print Group, Inc.

On January 25, 2005, we signed a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc., our label printing business. The sale price, excluding certain real estate holdings that we retained, was $26,144 in cash, and resulted in a gain on discontinued operations before income taxes of $8,382. In 2006, we recorded a loss on discontinued operations of $1,666 from a purchase price adjustment.

The following table summarizes NorthStar Print Group Inc.’s (NorthStar) results of operations which are included in the gain from discontinued operations in the consolidated statement of earnings for 2006, 2005 and 2004:

Years ended December 31, December 25 and December 26	2006	2005	2004
Revenue	$—	$4,112	$58,598
Earnings (loss) before income taxes	$(84)	$(165)	$8,417

NorthStar’s current and non-current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at December 31, 2006 and December 25, 2005 consisted of the following:

	December 31, 2006	December 25, 2005
Receivables	$5	$—

Total current assets	$5	$—

Property and equipment, net	$278	$307

Total non-current assets	$278	$307

Accounts payable	$83	$114
Accrued employee benefits	—	15
Other current liabilities	—	76

Total current liabilities	$83	$205

12	SEGMENT ANALYSIS

We conduct our operations through three reportable segments: publishing, broadcasting and printing services. In addition, our direct marketing services business and certain administrative activities are aggregated and reported as “other.” All businesses conduct their operations in the United States. We publish a daily newspaper, the Milwaukee Journal Sentinel, and 75 community newspapers and shoppers in eight states. Our broadcasting segment consists of 36 radio stations and nine television stations in 12 states, as well as the operation of two additional television stations under local marketing agreements. Included in our publishing and broadcasting segments are more than 75 online enterprises. Our printing services segment includes the operations of our printing and assembly and fulfillment business.

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 and identifiable total assets at December 31, 2006 and December 25, 2005:

	2006	2005	2004
Revenue
Publishing	$328,630	$339,002	$338,896
Broadcasting	238,536	168,316	172,073
Printing services	66,956	72,463	76,308
Other	37,731	44,232	42,862

	$671,853	$624,013	$630,139

Operating earnings (loss)
Publishing	$37,814	$41,677	$43,708
Broadcasting	65,887	35,094	44,404
Printing services	2,600	2,324	(367)
Other	1,562	(1,009)	(1,057)

	$107,863	$78,086	$86,688

Depreciation and amortization
Publishing	$14,137	$14,319	$15,855
Broadcasting	12,970	8,910	8,516
Printing services	1,985	2,085	2,381
Other	865	770	749

	$29,957	$26,084	$27,501

Capital expenditures
Publishing	$9,763	$10,765	$9,221
Broadcasting	9,171	7,030	7,711
Printing services	1,857	840	3,807
Other	1,432	895	1,460

	$22,223	$19,530	$22,199

Identifiable total assets
Publishing	$207,849	$212,058
Broadcasting	607,089	611,418
Printing services	21,998	24,620
Other and discontinued operations	118,322	136,570

	$955,258	$984,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2006 Quarters
	First	Second	Third	Fourth	Total
Revenue	$156,376	$165,327	$163,568	$186,582	$671,853
Gross profit	70,226	76,339	75,331	88,421	310,317
Net earnings	12,273	15,241	13,501	23,358	64,373
Earnings per share:
Basic	0.17	0.22	0.19	0.34	0.93
Diluted	0.17	0.21	0.19	0.33	0.89

	2005 Quarters
	First	Second	Third	Fourth	Total
Revenue	$146,956	$161,574	$153,723	$161,760	$624,013
Gross profit	61,357	73,226	67,000	73,146	274,729
Net earnings	17,411	18,135	13,996	16,701	66,243
Earnings per share:
Basic	0.24	0.25	0.19	0.23	0.91
Diluted	0.23	0.24	0.19	0.23	0.88

The results for 2006 include revenue of $54,813 and gross profit of $33,583 from the three television stations acquired on December 5, 2005. The second quarter of 2006 includes a $5,058 reduction in revenue for credits to be issued by our daily newspaper toward 2007 advertising in the Milwaukee Journal Sentinel under a settlement agreement in the Shorewest Realtors Litigation as well as a voluntary offer to preprint advertisers. The second quarter of 2006 also includes a $1,682 pre-tax curtailment gain as the result of a pension plan amendment. The fourth quarter of 2006 includes a $2,477 pre-tax gain on the sale of radio station KBBX-FM, Omaha, Nebraska; a $1,093 increase in revenue at our daily newspaper for an adjustment to the reduction of revenue based upon actual claims for credits received by advertisers for the settlement of the Shorewest Realtors Litigation; a $1,462 pre-tax gain on the sale of property by our daily newspaper and our corporate operations; and a $720 pre-tax curtailment gain as the result of a plan amendment to our other postretirement benefit plan.

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

The first, second and third quarters of 2006 and 2005 each contained 91 days. The fourth quarter of 2006 contained 98 days, while the fourth quarter of 2005 contained 91 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14	SUBSEQUENT EVENTS (UNAUDITED)

On February 26, 2007, Q-Comm acquired 100% of the stock of our subsidiary, Norlight, for $185 million in cash, subject to certain working capital and long-term liability adjustments. Net proceeds, after taxes and transaction expenses, are expected to be approximately $125.0 million to $130.0 million. In the short-term, we will use the proceeds to reduce our obligation under our unsecured revolving credit facility. The after-tax gain on the sale, which will be recorded in the first quarter of 2007, is expected to approximate $60.0 million.

On January 23, 2007, Journal Broadcast Group announced it had signed an agreement to sell KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise). The divestiture of KOMJ-AM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha from Emmis Communications Corporation. Under the terms of the agreement with Cochise, the KMTV-TV FCC license application shall have been granted and shall be in full force and effect and the closing of Journal Broadcast Group’s acquisition of KMTV-TV shall be scheduled to occur contemporaneously with the closing of KOMJ-AM, provided that both Cochise and Journal Broadcast Group acknowledge that the closing of KOMJ-AM must occur prior to the acquisition of KMTV-TV. The net book value of assets of KOMJ-AM held for sale will approximate the sales price. The sale of KOMJ-AM and the purchase of KMTV-TV are subject to FCC approval.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications, Inc. as of December 31, 2006 and December 25, 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 31, 2006 and December 25, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 7 and 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective December 26, 2005, and its method of accounting for pension and postretirement benefits effective December 31, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Journal Communication Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 8, 2007

except for Note 14, as to which is the date is

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Journal Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Communication Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Journal Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Journal Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Journal Communications, Inc. as of December 31, 2006 and December 25, 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 8, 2007 except for Note 14, as to which the date was February 26, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 8, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 3, 2007 Annual Meeting of Shareholders is incorporated by reference herein. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer and senior financial and accounting officers and employees. We have also adopted a Code of Ethics, applicable to all employees, and a Code of Conduct and Ethics for Members of the Board of Directors, applicable to all directors, which together satisfy the requirements of the New York Stock Exchange regarding a “code of business conduct.” Finally, we have adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website at www.journalcommunications.com, and this information is available in print to any shareholder who requests it by writing to Paul E. Kritzer, Vice President and Secretary, Journal Communications, Inc., P.O. Box 661, Milwaukee, Wisconsin 53201-0661. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics for Financial Executives by posting such information on our web site at the address stated above. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Compensation Discussion and Analysis,” “Election of Officers,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation,” in the Proxy Statement for our May 3, 2007 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” and “Proposal to Approve the 2007 Omnibus Incentive Plan-Equity Compensation Plan Information” in the Proxy Statement for our May 3, 2007 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our May 3, 2007 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Ernst & Young LLP Disclosure” in the Proxy Statement for our May 3, 2007 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 97-99) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, December 25, 2005 and December 26, 2004

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions (Deductions)	Deductions	Balance at End of Year
Allowance for doubtful accounts:
2006(1)	$3,080	$1,574	$—	$579	$4,075
2005(1)(3)	$5,162	$1,179	$(1,000)	$2,261	$3,080
2004(1)(2)	$3,046	$3,813	$1,500	$3,197	$5,162
Reserve for litigation:
2006	$—	$—	$—	$—	$—
2005	$—	$—	$—	$—	$—
2004(2)	$1,487	$—	$—	$1,487	$—
Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2006(4)	$2,051	$—	$—	$849	$1,202
2005(4)	$2,541	$7	$—	$497	$2,051
2004(4)	$3,555	$87	$—	$1,101	$2,541

(1)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(2)	The TeleRep, Inc. reserve for litigation was reclassified as an allowance for doubtful accounts against the receivable recorded in other assets due to us from Journal Broadcast Group’s new national representative.

(3)	The remaining reserve for the TeleRep, Inc. receivable was reduced by $1,000.

(4)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 6, 2007.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 6, 2007:

/s/ Steven J. Smith	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Steven J. Smith

/s/ Douglas G. Kiel	President
Douglas G. Kiel

/s/ Paul M. Bonaiuto	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Paul M. Bonaiuto

/s/ Anne M. Bauer	Vice President & Controller (Principal Accounting Officer)
Anne M. Bauer

/s/ Don H. Davis, Jr.	Director
Don H. Davis, Jr.

/s/ David J. Drury	Director
David J. Drury

/s/ David G. Meissner	Director
David G. Meissner

/s/ Jonathan Newcomb	Director
Jonathan Newcomb

/s/ Roger D. Peirce	Director
Roger D. Peirce

/s/ Mary Ellen Stanek	Director
Mary Ellen Stanek

/s/ Jeanette Tully	Director
Jeanette Tully

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

(2.1)	Asset Purchase Agreement, dated January 25, 2005, between Multi-Color Corporation and Journal Communications, Inc. (incorporated by reference to Exhibit 10.15 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).

(2.2)	Stock Purchase Agreement, dated as of November 13, 2006, among Journal Communications, Inc., Norlight Telecommunications, Inc. and Q-Comm Corporation.

(3.1)	Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended through June 30, 2006 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated June 30, 2006 [Commission File No. 1-31805]).

(3.2)	Bylaws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communication’s Current Report on Form 8-K dated February 15, 2007 [Commission File No. 1-31805]).

(4.1)	Amended and Restated Credit Agreement, dated December 2, 2005, among Journal Communications, Inc., certain subsidiaries thereof from time to time party thereto, the financial institutions party thereto, Suntrust Bank, as syndication agent, Bank of America, N.A., as co-documentation agent, Wachovia Bank, National Association, as co- documentation agent, and U.S. Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 2, 2005 [Commission File No. 1- 31805]).

(10.1)	Journal Communications, Inc. Executive Management Incentive Plan (f/k/a the Management Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan (f/k/a the Management Annual Incentive Plan) (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s (now known as the Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.5)	Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)	Journal Communications, Inc. (f/k/a The Journal Company) 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 10.6 to The Journal Company’s (now known as Journal Communications, Inc.) Registration Statement on Form S-1 [Registration File No. 333-105210]).

Exhibit Number	Description

(10.7)	Journal Communications, Inc. Executive Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.8)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Directors (incorporated by reference to Exhibit 10.1 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.9)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Officers and Employees (incorporated by reference to Exhibit 10.2 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.10)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.11)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.4 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.12)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.5 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.13)	Employment Agreement, dated February 8, 2005, between Steven J. Smith and Journal Communications, Inc. (incorporated by reference to Exhibit 10.13 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.14)	Amendment, effective as of January 29, 2007, to Employment Agreement between Journal Communications, Inc. and Steven J. Smith, dated February 8, 2005 (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated January 29, 2007 [Commission File No. 1-31805]).*

(10.15)	Change in Control Agreement, effective as of January 29, 2007, between Journal Communications, Inc. and Douglas G. Kiel (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated January 29, 2007 [Commission File No. 1-31805]).*

(10.16)	Change in Control Agreement, effective as of January 29, 2007, between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated January 29, 2007 [Commission File No. 1-31805]).*

(10.17)	Change in Control Agreement, effective as of January 29, 2007, between Journal Communications, Inc. and Paul M. Bonaiuto (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s Current Report on Form 8-K dated January 29, 2007 [Commission File No. 1-31805]).*

(10.18)	Change in Control Agreement, effective as of January 29, 2007, between Journal Communications, Inc. and Mary Hill Leahy (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated January 29, 2007 [Commission File No. 1-31805]).*

(10.19)	Retention Agreement between Norlight Telecommunications, Inc. and James J. Ditter dated July 31, 2006 (incorporated by reference to Exhibit 10 to Journal Communications Inc.’s Current Report on Form 8-K dated July 31, 2006 [Commission File No. 1-31805]).*

Exhibit Number	Description

(10.20)	Amendment, effective as of December 10, 2006, to Retention Agreement between Norlight Telecommunications, Inc. and James J. Ditter dated July 31, 2006 (incorporated by reference to Exhibit 10 to Journal Communications Inc.’s Current Report on Form 8-K dated December 10, 2006 [Commission File No. 1-31805]).*

(10.21)	Amendment to the Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.22)	Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.23)	Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.24)	Form of Restricted Stock Award Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.25)	Form of Non-Statutory Stock Option Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.26)	Summary of Non-Employee Director Compensation, effective December 12, 2006. *

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the May 3, 2007 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the May 3, 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)

*	Denotes a management or compensatory plan or arrangement.