Form 10-Q
period 2007-04-01
JOURNAL COMMUNICATIONS INC
filed 2007-05-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2007

or

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

414-224-2000
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

Yes [    ]   No [ X ]

Number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2007 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at April 27, 2007
Class A Common Stock	47,210,278
Class B Common Stock	16,523,956
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		April 1, 2007 (Unaudited) and December 31, 2006	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the First Quarter Ended April 1, 2007 and March 26, 2006	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the First Quarter Ended April 1, 2007	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the First Quarter Ended April 1, 2007
		and March 26, 2006	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of April 1, 2007	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	15
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	23
	Item 4.	Controls and Procedures	23
Part II.	Other Information
	Item 1.	Legal Proceedings	23
	Item 1A.	Risk Factors	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3.	Defaults Upon Senior Securities	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
	Item 5.	Other Information	24
	Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	April 1, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,849	$7,923
Receivables, less allowance for doubtful accounts
of $3,879 and $4,075	85,002	92,248
Inventories, net	7,092	7,890
Prepaid expenses and other current assets	9,645	11,757
Deferred income taxes	7,602	11,017
Assets of discontinued operations	413	91,932

TOTAL CURRENT ASSETS	115,603	222,767
Property and equipment, at cost, less accumulated depreciation
of $225,380 and $218,875	224,262	223,844
Goodwill	245,467	245,552
Broadcast licenses	223,529	196,659
Other intangible assets, net	26,579	27,068
Other assets	22,759	39,090
Non-current assets of discontinued operations	271	278

TOTAL ASSETS	$858,470	$955,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,332	$31,025
Accrued compensation	13,145	18,730
Accrued employee benefits	11,180	10,456
Deferred revenue	17,319	18,687
Accrued income taxes	50,148	4,048
Other current liabilities	8,351	18,478
Current liabilities of discontinued operations	182	20,647
Current portion of long-term liabilities	3,924	4,770

TOTAL CURRENT LIABILITIES	128,581	126,841
Accrued employee benefits	33,842	33,749
Long-term notes payable to banks	105,280	235,000
Deferred income taxes	54,593	62,089
Other long-term liabilities	15,387	16,687
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at April 1, 2007 and December 31, 2006	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at April 1, 2007 and December 31, 2006	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
16,750,627 shares at April 1, 2007 and 18,231,716
shares at December 31, 2006	253	268
Class A - authorized 170,000,000 shares; issued and outstanding:
47,518,707 shares at April 1, 2007 and 48,140,935
shares at December 31, 2006	475	481
Additional paid-in capital	320,668	334,948
Accumulated other comprehensive loss	(17,435)	(17,114)
Retained earnings	325,508	270,991
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	520,787	480,892

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$858,470	$955,258

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	First Quarter Ended
	April 1, 2007	March 26, 2006
Continuing Operations:
Revenue:
Publishing	$76,095	$79,285
Broadcasting	51,696	51,638
Printing services	16,874	16,310
Other	8,166	9,143

Total revenue	152,831	156,376
Operating costs and expenses:
Publishing	42,828	42,848
Broadcasting	22,395	21,819
Printing services	14,165	13,788
Other	6,924	7,695

Total operating costs and expenses	86,312	86,150
Selling and administrative expenses	49,346	51,103

Total operating costs and expenses and selling
and administrative expenses	135,658	137,253

Operating earnings	17,173	19,123
Other income and expense:
Interest income	2	18
Interest expense	(2,997)	(3,650)

Total other income and (expense)	(2,995)	(3,632)

Earnings from continuing operations before income taxes	14,178	15,491
Provision for income taxes	5,606	6,126

Earnings from continuing operations	8,572	9,365
Gain from discontinued operations, net of applicable income tax
expense of $41,573 and $1,988, respectively	64,759	2,908

Net earnings	$73,331	$12,273

Earnings available to class A and B common shareholders	$72,867	$11,809

Earnings per share:
Basic:
Continuing operations	$0.13	$0.13
Discontinued operations	0.99	0.04

Net earnings	$1.12	$0.17

Diluted:
Continuing operations	$0.12	$0.13
Discontinued operations	0.93	0.04

Net earnings	$1.05	$0.17

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders’ Equity
For the First Quarter Ended April 1, 2007
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Income	Earnings	at cost	Total	Income
Balance at December 31, 2006	$--	$33	$268	$481	$334,948	$(17,114)	$270,991	$(108,715)	$480,892
Net earnings							73,331		73,331	$73,331
Amortization of prior service cost,
net (gain) loss and transition
obligation of pension and
post-retirement liabilities
(net of tax of $233)						(321)			(321)	(321)

										$73,010

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.075 per share)							(1,289)		(1,289)
Class A ($0.075 per share)							(3,615)		(3,615)
Issuance of shares:
Conversion of class B to class A			(15)	15					--
Stock grants					24				24
Shares purchased and retired				(21)	(14,596)		(13,494)		(28,111)
Adoption of FIN 48							45		45
Stock-based compensation					292		3		295

Balance at April 1, 2007	$--	$33	$253	$475	$320,668	$(17,435)	$325,508	$(108,715)	$520,787

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	April 1, 2007	March 26, 2006
Cash flow from operating activities:
Net earnings	$73,331	$12,273
Less gain from discontinued operations	64,759	2,908

Earnings from continuing operations	8,572	9,365
Adjustments for non-cash items:
Depreciation	7,225	6,576
Amortization	489	488
Provision for doubtful accounts	71	(143)
Deferred income taxes	(3,847)	1,107
Non-cash compensation	249	225
Net gain from disposal of assets	(39)	--
Net operating activities of discontinued operations	2,773	8,310
Net changes in operating assets and liabilities, excluding effect of sales of businesses:
Receivables	7,175	(2,341)
Inventories	798	626
Accounts payable	(6,693)	(7,701)
Other assets and liabilities	(12,187)	9,158

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,585	25,670
Cash flow from investing activities:
Capital expenditures for property and equipment	(7,855)	(5,388)
Proceeds from sales of assets	63	--
Proceeds from sales of businesses	176,395	--
Acquisition of businesses	(11,425)	--
Net investing activities of discontinued operations	(641)	(1,385)

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES	156,537	(6,773)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	99,345	48,837
Payments on long-term notes payable to banks	(229,065)	(53,622)
Proceeds from issuance of common stock	--	567
Redemption of common stock	(28,111)	(10,917)
Cash dividends	(5,365)	(4,890)

NET CASH USED FOR FINANCING ACTIVTIES	(163,196)	(20,025)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,704)	(1,128)
Cash and cash equivalents:
Beginning of year	7,923	6,864

At April 1, 2007 and March 26, 2006	$5,849	$5,736

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the first quarter ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”This standard permits an entity to choose to measure many financial instruments and certain other items at fair value that were not previously allowed.

Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We will adopt Statement No. 159 in the first quarter of 2008. We do not believe the effect of adopting Statement No. 159 will have a material impact on our financial statements.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

Basic and diluted earnings per share are computed as follows:

	First Quarter Ended
	April 1, 2007	March 26, 2006
Basic earnings:
Earnings from continuing operations	$8,572	$9,365
Discontinued operations	64,759	2,908

Net earnings	73,331	12,273
Less dividends on class C common stock	(464)	(464)

Earnings available to class A and B common shareholders	$72,867	$11,809

Weighted average class A and B shares outstanding	65,257	68,364
Basic earnings per share:
Continuing operations	$0.13	$0.13
Discontinued operations	0.99	0.04

Net earnings	$1.12	$0.17

Diluted earnings:
Earnings available to class A and B common shareholders	$72,867	$11,809
Plus dividends on class C common stock	464	464

Net earnings	$73,331	$12,273

Weighted average class A and B shares outstanding	65,257	68,364
Impact of non-vested restricted stock	70	43
Conversion of class C shares	4,452	4,452

Adjusted weighted average shares outstanding	69,779	72,859

Diluted earnings per share:
Continuing operations	$0.12	$0.13
Discontinued operations	0.93	0.04

Net earnings	$1.05	$0.17

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

5	STOCK-BASED COMPENSATION

Our 2003 Equity Incentive Plan (Plan) rewards key employees for achieving designated corporate and individual performance goals and allows for issuances to outside directors as part of their board compensation package. In February 2007, our board of directors approved and adopted an amendment to our Plan to provide for the inclusion of stock-settled stock appreciation rights as a permitted form of award under the Plan. Awards to outside directors may be granted in any one or a combination of stock appreciation rights, stock grants, non-statutory stock options, performance unit grants and stock unit grants. Incentive stock options may be granted to employees. Subject to certain adjustments, 6,000,000 shares of our class B common stock are authorized to be issued under the Plan. Not more than 3,000,000 shares of our class B common stock may be issued under the Plan in the form of stock grants, performance unit grants or stock unit grants.

During the first quarter of 2007, we recognized $348 in stock-based compensation expense, including $96 recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the first quarter of 2007 was approximately $138. We recognize compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities associated with stock-based compensation during the first quarter of 2007. As of April 1, 2007, total unrecognized compensation cost related to stock-based compensation awards was approximately $2,653, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.7 years. Stock-based compensation expense is included in selling and administrative expenses in our consolidated condensed statements of earnings.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

Non-statutory stock options

The compensation committee of our board of directors may grant non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed 10 years from the grant date. It is our policy to issue new class B common stock upon the exercise of non-statutory stock options. As of April 1, 2007, there are 5,023,149 shares available for issuance in the form of non-statutory stock options under the Plan.

In 2003 and 2004, our directors and certain of our employees were granted options to purchase class B common stock. These options become exercisable three years from the grant date and will remain exercisable for a period of up to seven years. There have been no options granted since 2004.

A summary of stock option activity during the first quarter of 2007 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	54,250	$18.25
Expired	(2,750)	19.95

Outstanding at April 1, 2007	51,500	18.16	3.9

Exercisable at April 1, 2007	50,000	18.23	3.8

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the first quarter is zero because the fair market value of our class B common stock on April 1, 2007 was lower than the weighted average exercise price of the options.

Stock appreciation right

A stock appreciation right (SAR) represents the right to receive an amount equal to the excess of the fair market value of a share of our class B common stock on the exercise date over the base value of the SAR, which shall not be less than the fair market value of a share of our class B common stock on the grant date. Each SAR will be settled only in shares of our class B common stock. The term during which any SAR may be exercised will be 10 years from the grant date, or such shorter period as determined by the compensation committee of our board of directors.

On February 16, 2007, the compensation committee of our board of directors granted a combination of fixed price and escalating price SARs to certain of our named executive officers. Each SAR has a term of 10 years from the date of grant and is subject to annual pro-rata vesting over a three year period. It is our policy to recognize compensation cost for awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The fixed price SARs have a fixed base value equal to the closing price of our class A common stock on the date of grant. The escalating price SARs have an escalating base value that starts with the closing price of our class A common stock on the date of grant and increases by six percent per year for each year that the SARs remain outstanding, starting on the first anniversary of the grant date.

Fair value for SARs granted in the first quarter of 2007 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Dividend yield	2.60%
Expected volatility	21.00%
Risk-free rate of return	4.44%
Expected life of SARs (in years)	6
Weighted average fair value of fixed price SARs granted	$2.85
Weighted average fair value of escalating SARs granted	$1.36

The expected life was based on the midpoint between the vesting date and the end of the contractual term. The risk free rate of return was based on the United States Treasury yield curve in effect on the date of grant for the respective life of the SAR. The dividend yield was based on the most recent quarterly dividend payment divided by the average trailing twelve-month daily stock price and annualizing the rate. The expected volatility was based on the historical volatility of our common stock and was benchmarked to our peers’ historical volatility over the same time period.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the first quarter of 2007 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	--	$--
Granted	608,000	13.73

Outstanding at April 1, 2007	608,000	13.73	9.9

Exercisable at April 1, 2007	--	--	--

Stock grants

Each stock grant may be accompanied by restrictions, or may be made without any restrictions, as the compensation committee of our board of directors determines. Such restrictions may include requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value nonvested restricted stock grants at the closing market prices of our class A common stock on the grant date. As of April 1, 2007, there are 2,695,399 shares available for issuance in the form of stock grants under the plan.

A summary of stock grant activity during the first quarter of 2007 is:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2006	126,605	$14.15
Granted	54,928	13.31
Vested	(15,718)	14.31
Forfeited	(2,845)	13.93

Outstanding at April 1, 2007	162,970	13.85

Fully vested at April 1, 2007	121,357	13.86

Our nonvested restricted stock grants vest either three or five years from the grant date. We expect our nonvested restricted stock grants to fully vest over the weighted average remaining service period of 2.0 years. The total fair value of shares vesting during the first quarter of 2007 was $225. During the first quarter of 2006, 80,212 vested and nonvested restricted stock grants were issued to our directors and employees at a weighted-average fair value of $12.68, of which 9,217 shares have since vested with a total fair value of $117.

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were no class B common shares sold to employees under this plan in the first quarter of 2007. As of April 1, 2007, there are 2,761,630 shares available for sale under the plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 35 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2003 through 2006 tax returns are open for federal purposes, and our 2002 through 2006 tax returns still remain open for state tax purposes. Currently, we are under audit in Wisconsin, Michigan, and Kansas.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48).” As a result of our adoption of FIN 48, we reduced our liability for unrecognized tax benefits by $45 and increased the January 1, 2007 retained earnings balance. As of the date of adoption and after the impact of reducing our liability, we had total unrecognized tax benefits of $3,088, which if recognized, would have an impact on our effective tax rate. It is possible for $772 of unrecognized tax benefits to be recognized within the next 12 months due to the expiration of statute of limitations.

We recognize penalties and interest related to unrecognized tax benefits in our provision for income taxes. We had approximately $1,929 accrued for interest and penalties at January 1, 2007 and we recognized $30 in interest related to unrecognized tax benefits during the first quarter of 2007. It is possible for approximately $103 of interest expense to decrease within the next 12 months due to the expiration of statute of limitations.

As of April 1, 2007, there have been no material changes to our liability for unrecognized tax benefits.

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at April 1, 2007 and December 31, 2006 consisted of the following:

	April 1, 2007	December 31, 2006
Paper and supplies	$6,189	$6,577
Work in process	626	722
Finished goods	429	784
Less obsolescence reserve	(152)	(193)

Inventories, net	$7,092	$7,890

8	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of April 1, 2007, we had borrowings of $105,280 under the facility at a weighted average rate of 5.89%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	April 1, 2007	March 26, 2006
Service cost	$1,150	$1,274
Interest cost	2,173	2,150
Expected return on plan assets	(2,672)	(2,552)
Amortization of:
Unrecognized prior service cost	(76)	(119)
Unrecognized net loss	442	574

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$1,017	$1,327

	Other Postretirement Benefits
	April 1, 2007	March 26, 2006
Service cost	$34	$161
Interest cost	295	444
Amortization of:
Unrecognized prior service cost	(55)	(27)
Unrecognized net transition obligation	137	137
Unrecognized net loss	39	193

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$450	$908

A pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight Telecommunications, Inc. (Norlight) to Q-Comm Corporation (Q-Comm) on February 26, 2007 and reflects a reduction in future pension benefit accruals for all non-union employees of Norlight. The curtailment gain was recorded in the gain from discontinued operations. Due to this pension plan curtailment, the measurement of the net periodic benefit cost for the remainder of 2007 will be based upon a 5.75% discount rate.

10	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Amortization expense was $489 for the first quarter ended April 1, 2007 and $488 for the first quarter ended March 26, 2006. Estimated amortization expense for our next five fiscal years is $1,948 for 2007, $1,867 for 2008, $1,615 for 2009, $1,562 for 2010 and $1,204 for 2011.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of April 1, 2007 and December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of April 1, 2007
Network affiliation agreements	$26,930	$(3,062)	$23,868
Customer lists	19,651	(17,446)	2,205
Non-compete agreements	19,450	(19,450)	--
Other	3,449	(2,943)	506

Total	$69,480	$(42,901)	$26,579

As of December 31, 2006
Network affiliation agreements	$26,930	$(2,796)	$24,134
Customer lists	19,651	(17,256)	2,395
Non-compete agreements	19,450	(19,447)	3
Other	3,449	(2,913)	536

Total	$69,480	$(42,412)	$27,068

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. Adjustments of $27,258 and ($388) were made to the carrying value of the broadcast licenses for the acquisition of the KMTV-TV FCC license and the divestiture of the KOMJ-AM FCC license, respectively, which occurred contemporaneously on March 27, 2007.

Goodwill

The change in the carrying amount of goodwill for the first quarter ended April 1, 2007 is as follows:

Reporting unit	Goodwill at December 31, 2006	Adjustment	Goodwill at April 1, 2007
Daily newspaper	$2,084	$--	$2,084
Community newspapers & shoppers	26,095	--	26,095
Broadcasting	216,963	(85)	216,878
Direct marketing services	410	--	410

Total	$245,552	$(85)	$245,467

The change to the carrying amount of goodwill in the first quarter ended April 1, 2007 represents the divestiture of KOMJ-AM, Omaha, Nebraska, to Cochise Broadcasting LLC on March 27, 2007.

11	DISCONTINUED OPERATIONS

Norlight Telecommunications, Inc.

On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary, for $185 million in cash, subject to certain working capital and long-term liability adjustments. Proceeds, net of transaction expenses, were $175.9 million and resulted in a gain on discontinued operations before income taxes of $101.8 million.

The following table summarizes Norlight’s results of operations which are included in the gain from discontinued operations in the consolidated statement of earnings for the first quarters ended April 1, 2007 and March 26, 2006:

	April 1, 2007	March 26, 2006
Revenue	$18,452	$32,831
Earnings before income taxes	$4,525	$4,896

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS continued

Norlight’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at April 1, 2007 and December 31, 2006 consisted of the following:

	April 1, 2007	December 31, 2006
Receivables	$413	$2,614
Inventories, net	--	934
Prepaid expenses	--	2,248
Property and equipment, net	--	83,616
Goodwill	--	188
Other intangible assets, net	--	1,099
Other assets	--	1,228

Total current assets	$413	$91,927

Accounts payable	$109	$3,292
Accrued compensation	--	2,651
Current portion of long-term liabilities	--	241
Accrued employee benefits	--	168
Other liabilities	--	14,212

Total current liabilities	$109	$20,564

Norlight’s long-term assets and long-term liabilities as of December 31, 2006 were classified as current because the sale was expected to occur within one year. Accordingly, Norlight’s property and equipment and other intangible assets were classified as held-for-sale and were not depreciated or amortized since November 13, 2006, the date the decision was made to sell Norlight.

NorthStar Print Group, Inc.

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. We retained certain real estate and liabilities for environmental clean-up.

NorthStar’s current and non-current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at April 1, 2007 and December 31, 2006 consisted of the following:

	April 1, 2007	December 31, 2006
Receivables	$--	$5

Total current assets	$--	$5

Property and equipment, net	$271	$278

Total non-current assets	$271	$278

Accounts payable	$73	$83

Total current liabilities	$73	$83

12	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 75 community newspapers and shoppers in eight states. Our broadcasting segment consists of 35 radio stations and 10 television stations in 12 states and the operation of one television station under a local marketing agreement. Our interactive media assets include more than 75 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	SEGMENT INFORMATION (continued)

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures from continuing operations for the first quarter ended April 1, 2007 and March 26, 2006 and identifiable total assets at April 1, 2007 and December 31, 2006:

	First Quarter Ended
	April 1, 2007	March 26, 2006
Revenue
Publishing	$76,095	$79,285
Broadcasting	51,696	51,638
Printing services	16,874	16,310
Other	8,166	9,143

	$152,831	$156,376

Operating earnings
Publishing	$5,589	$7,665
Broadcasting	9,995	11,586
Printing services	999	492
Other	590	(620)

	$17,173	$19,123

Depreciation and amortization
Publishing	$3,816	$3,381
Broadcasting	3,148	2,999
Printing services	489	471
Other	261	213

	$7,714	$7,064

Capital expenditures
Publishing	$5,388	$2,118
Broadcasting	1,734	2,578
Printing services	390	575
Other	343	117

	$7,855	$5,388

	April 1, 2007	December 31, 2006
		Audited
Identifiable total assets
Publishing	$206,783	$207,849
Broadcasting	608,422	607,089
Printing services	20,316	21,998
Other including corporate and discontinued operations	22,949	118,322

	$858,470	$955,258

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended April 1, 2007, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 75 community newspapers and shoppers in eight states. Our broadcasting segment consists of 35 radio stations and 10 television stations in 12 states and the operation of one television station under a local marketing agreement. Our interactive media assets include more than 75 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

In the first quarter of 2007, we were pleased with the performance of our broadcasting business because we were able to replace $3.3 million of revenue generated from the 2006 Winter Olympics and reflected in the first quarter of 2006 comparable, and we also overcame a decrease in automotive advertising. We also exceeded last year’s quarterly political advertising of $0.5 million through increased political and issue advertising in Wisconsin. We continue to face challenges at our publishing businesses. First quarter advertising revenue at our daily newspaper was disappointing, with weakness in a number of categories including automotive, business and financial services, department stores – due largely to consolidation – and real estate. Even after two years of steep declines, automobile advertising was down 15.7% in the quarter compared to last year. Interactive revenue growth to $3.0 million at the daily newspaper continues to be strong with a 47.4% increase in the first quarter of 2007 compared to the first quarter of 2006. At our community newspapers and shoppers business, revenue decreased 8.3% and the division posted an operating loss of $0.2 million compared to operating earnings of $1.0 million in the first quarter of 2006. This reflects in large part the product changes that we have made to Community Newspapers (our Milwaukee area publications group) as well as the shift of significant commercial printing to our daily newspaper’s print plant following the closure of our Hartland, Wisconsin facility. Revenue and operating earnings increased at our printing services business, reflecting the successful return to its core printing business.

On February 26, 2007, Q-Comm Corporation (Q-Comm) acquired 100% of the stock of Norlight Telecommunications, Inc. (Norlight), our former telecommunications subsidiary. Proceeds, net of transaction expenses, were $175.9 million. We recorded a gain from discontinued operations of $64.7 million in the first quarter of 2007.

On March 27, 2007, Journal Broadcast Group, our broadcasting subsidiary, completed the sale of KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC and recorded a $0.1 million loss on the sale. The divestiture of KOMJ-AM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha, Nebraska from Emmis Communications Corporation (Emmis). Concurrently with the sale of KOMJ-AM, we completed the purchase of the KMTV-TV FCC license and remitted to Emmis a final purchase payment of $10.0 million.

Results of Operations

First Quarter Ended April 1, 2007 compared to First Quarter Ended March 26, 2006

Consolidated Continuing Operations

Our consolidated revenue in the first quarter of 2007 was $152.8 million, a decrease of $3.6 million, or 2.3%, compared to $156.4 million in the first quarter of 2006. Our consolidated operating costs and expenses in the first quarter of 2007 were $86.3 million, an increase of $0.1 million, or 0.2%, compared to $86.2 million in the first quarter of 2006. Our consolidated selling and administrative expenses in the first quarter of 2007 were $49.3 million, a decrease of $1.8 million, or 3.4%, compared to $51.1 million in the first quarter of 2006.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$76.1	49.8%	$79.3	50.7%
Broadcasting	51.7	33.8	51.6	33.0
Printing services	16.9	11.0	16.3	10.4
Other	8.1	5.4	9.2	5.9

Total revenue	152.8	100.0	156.4	100.0
Total operating costs and expenses	86.3	56.5	86.2	55.1
Selling and administrative expenses	49.3	32.3	51.1	32.7

Total operating costs and expenses and selling
and administrative expenses	135.6	88.8	137.3	87.8

Total operating earnings	$17.2	11.2%	$19.1	12.2%

The decrease in total revenue was due to the a decrease in Olympic advertising revenue at our NBC affiliates, the decrease in retail and classified ROP (run-of-press) advertising at our publishing business, which was driven by a decrease in automotive advertising, and a decrease in postage amounts billed to customers and a decrease in mailing services at our direct marketing services business. These revenue decreases were partially offset by an increase in local advertising revenue at our television stations, an increase in interactive advertising revenue and commercial printing and delivery revenue at our daily newspaper, local advertising revenue at our radio stations and an increase in revenue from the printing of publications and manuals at our printing services business.

The increase in total operating costs and expenses was due to costs associated with reducing the web-width of the Milwaukee Journal Sentinel from 50 inches to 48 inches, an increase in news and syndicated programming expenses and depreciation expense at our television stations and an increase in costs associated with the increase in revenue at our printing services business. These cost increases were partially offset by a decrease in postage and freight expense at our direct marketing services business and a decrease in production costs at our community newspapers and shoppers due to the discontinuation of 10 shoppers in late 2006.

The decrease in selling and administrative expenses is primarily due to a decrease in corporate expenses, a decrease in legal, moving and relocation and recruitment expenses at the daily newspaper and a favorable adjustment from the termination of a sublease agreement at our printing services business. These decreases were partially offset by an increase in sales expenses at our radio and television stations, an increase in promotion expenses at our radio stations and a loss on the sale of KOMJ-AM in Omaha, Nebraska.

Our consolidated operating earnings in the first quarter of 2007 were $17.2 million, a decrease of $1.9 million, or 10.2%, compared to $19.1 million in the first quarter of 2006. The following table presents our operating earnings by segment for the first quarter of 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$5.6	32.6%	$7.6	40.1%
Broadcasting	10.0	58.2	11.6	60.6
Printing services	1.0	5.8	0.5	2.5
Other	0.6	3.4	(0.6)	(3.2)

Total operating earnings	$17.2	100.0%	$19.1	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in television advertising revenue and the increase in programming expenses associated with additional newscasts at our television stations and a decrease in retail and classified ROP advertising revenue at our publishing businesses. Partially offsetting these operating earnings decreases was the decrease in corporate expenses and the revenue increase at our printing services business.

Our consolidated EBITDA in the first quarter of 2007 was $24.9 million, a decrease of $1.3 million, or 5.0%, compared to $26.2 million in the first quarter of 2006. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the first quarter of 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$73.3	$12.3
Gain from discontinued operations, net	(64.7)	(2.9)
Provision for income taxes	5.6	6.1
Total other expense, net	3.0	3.6
Depreciation	7.2	6.6
Amortization	0.5	0.5

EBITDA	$24.9	$26.2

The decrease in EBITDA is consistent with decreases in operating earnings in our publishing and broadcasting segments, partially offset by an increase in operating earnings at our other and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the first quarter of 2007 was $76.1 million, a decrease of $3.2 million, or 4.0%, compared to $79.3 million in the first quarter of 2006. Operating earnings from publishing were $5.6 million, a decrease of $2.0 million, or 27.1%, compared to $7.6 million in the first quarter of 2006.

The following table presents our publishing revenue by category and operating earnings for the first quarter of 2007 and 2006:

	2007			2006
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$20.8	$11.1	$31.9	$21.3	$12.3	$33.6	(5.1)
Classified	15.5	2.1	17.6	16.4	2.4	18.8	(6.5)
National	2.4	--	2.4	2.5	--	2.5	(2.3)
Direct Marketing	1.1	--	1.1	1.4	--	1.4	(21.8)
Other	--	0.3	0.3	--	0.4	0.4	(20.7)

Total advertising revenue..	39.8	13.5	53.3	41.6	15.1	56.7	(6.0)
Circulation revenue	12.7	0.5	13.2	13.0	0.7	13.7	(3.8)
Other revenue	3.9	5.7	9.6	3.2	5.7	8.9	8.1

Total revenue	$56.4	$19.7	$76.1	$57.8	$21.5	$79.3	(4.0)

Operating earnings	$5.8	$(0.2)	$5.6	$6.6	$1.0	$7.6	(27.1)

Advertising revenue in the first quarter of 2007 accounted for 70.0% of total publishing revenue compared to 71.5% in the first quarter of 2006.

Retail advertising revenue in the first quarter of 2007 was $31.9 million, a decrease of $1.7 million, or 5.1%, compared to $33.6 million in the first quarter of 2006. The $1.2 million decrease at our community newspapers and shoppers was due to a mid-week shared mail product previously reported by that division and now reported under the daily newspaper following a business combination of the two divisions’ shared mail products and a decrease in automotive advertising. The $0.5 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising, primarily in the business services, finance/insurance, department stores and automotive categories, partially offset by increases in Interactive and preprint advertising.

Classified advertising revenue in the first quarter of 2007 was $17.6 million, a decrease of $1.2 million, or 6.5%, compared to $18.8 million in the first quarter of 2006. Decreases in ROP classified advertising at our daily newspaper were partially offset by an increase in Interactive classified advertising. The $0.9 million decrease in classified advertising revenue at our daily newspaper was primarily due to decreases in automotive advertising of $0.5 million, real estate advertising of $0.4 million and employment advertising of $0.1 million, partially offset by an increase in other advertising of $0.1 million. Employment advertising accounted for 46.8% of classified advertising revenue at the daily newspaper in the first quarter of 2007. The $0.3 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to a mid-week shared mail product previously reported by that division and now reported under the daily newspaper following a business combination of the two divisions’ shared mail products.

The total decrease in retail and classified automotive advertising at our daily newspaper in the first quarter of 2007 was $0.6 million, or 15.7%, compared to the first quarter of 2006.

Total retail and classified Interactive revenue at our daily newspaper was $3.0 million in the first quarter of 2007, an increase of $0.9 million, or 47.4%, compared to $2.1 million in the first quarter of 2006.

National advertising revenue in the first quarter of 2007 was $2.4 million, a decrease of $0.1 million, or 2.3%, compared to $2.5 million in the first quarter of 2006.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the first quarter of 2007 and 2006:

	2007	2006	Percent Change
Advertising linage (inches):
Full run
Retail	140,412	153,874	(8.7)
Classified	136,562	162,022	(15.7)
National	10,571	14,005	(24.5)

Total full run	287,545	329,901	(12.8)
Part run	7,740	25,350	(69.5)

Total advertising linage	295,285	355,251	(16.9)

Preprint pieces (in thousands)	210,307	208,250	1.0

Total advertising linage in the first quarter of 2007 decreased 16.9% compared to the first quarter of 2006. Full run advertising linage in 2006 decreased 12.8% compared to the first quarter of 2006 primarily due to a reduction in classified and retail advertising linage. The decrease in classified advertising linage is primarily due to a decrease in the automotive category and the decrease in retail advertising linage is primarily due to decreases in the department stores, finance/insurance, business services and automotive categories. National advertising linage decreased primarily due to decreases in the communications and movies categories. Part run advertising linage decreased 69.5% in the first quarter of 2007 due to the elimination of daily zoned editions. Preprint advertising pieces increased 1.0% in the first quarter of 2007 primarily due to a mid-week shared mail product previously reported by the community newspapers and shoppers division and is now reported under the daily newspaper following a business combination of the two divisions’ shared mail products.

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers and specialty products for the first quarter of 2007 and 2006:

	2007	2006	Percent Change
Full pages of advertising:
Community newspapers	15,163	20,770	(27.0)
Shoppers and specialty products	22,737	24,283	(6.4)

Total full pages of advertising	37,900	45,053	(15.9)

Revenue per page	$318.74	$297.68	7.1

Total full pages of advertising for our community newspapers and shoppers business in the first quarter of 2007 decreased 15.9% compared to the first quarter of 2006. The decrease was due to a mid-week shared mail product previously reported as a community shopper and now reported under the daily newspaper following a business combination of the two divisions’ shared mail products and revamping 18 weekly community newspapers and reducing the number of publications to eight. Revenue per page increased 7.1% primarily due to the decrease in total full pages of advertising.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper, was $1.1 million in the first quarter of 2007, a decrease of $0.3 million, or 21.8%, compared to $1.4 million in the first quarter of 2006. The decrease was due to The Bon-Ton Stores, Inc.‘s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.3 million in the first quarter of 2007, a decrease of $0.1 million, or 20.7%, compared to $0.4 million in the first quarter of 2006.

Circulation revenue in the first quarter of 2007 accounted for 17.4% of total publishing revenue compared to 17.3% in the first quarter of 2006. Circulation revenue of $13.2 million in the first quarter of 2007 decreased $0.5 million, or 3.8%, compared to $13.7 million in the first quarter of 2006 primarily due to decreases in daily and Sunday average net paid circulation and a decrease in the Sunday average rate per copy at our daily newspaper and a change in the distribution model of the community newspapers in the Milwaukee, Wisconsin area.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 12.6% of total publishing revenue in the first quarter of 2007 compared to 11.2% in the first quarter of 2006. Other revenue in the first quarter of 2007 was $9.6 million, an increase of $0.7 million, or 8.1%, compared to $8.9 million in the first quarter of 2006. The increase was primarily due to an increase in commercial printing due to an agreement signed by our daily newspaper in late 2006 to print the USA Today and an increase in commercial delivery revenue at the daily newspaper.

Publishing operating earnings in the first quarter of 2007 were $5.6 million, a decrease of $2.0 million, or 27.1%, compared to $7.6 million in the first quarter of 2006. Operating earnings decreased $1.2 million in the first quarter of 2007 at our community newspapers and shoppers primarily due to the decrease in revenue and costs associated with a lease termination, an increase in legal expenses and workmen’s compensation claims. In addition, in the first quarter 2006, we recorded recoveries of bad debts related to Hurricane Katrina and a litigation reserve reversal. Operating earnings decreased $0.8 million in the first quarter of 2007 at the daily newspaper primarily due to the operating earnings impact from the decrease in revenue, a vacation accrual adjustment and costs associated with reducing the web-width of the Milwaukee Journal Sentinel from 50 inches to 48 inches, partially offset by decreases in legal, moving and relocation and recruitment expenses. Total newsprint and paper costs for our publishing businesses in the first quarter of 2007 were $9.0 million, a decrease of $1.3 million, or 12.3%, compared to $10.3 million in the first quarter of 2006 primarily due to a 12.5% decrease in newsprint consumption and a 3.3% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the first quarter of 2007 decreased primarily due to decreases in ROP advertising, editorial content, web-width and average net paid circulation at our daily newspaper.

Broadcasting

Revenue from broadcasting in the first quarter of 2007 was $51.7 million, an increase of $0.1 million, or 0.1%, compared to $51.6 million in the first quarter of 2006. Operating earnings from broadcasting in the first quarter of 2007 were $10.0 million, a decrease of $1.6 million, or 13.7%, compared to $11.6 million in the first quarter of 2006.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2007 and 2006:

	2007			2006			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$18.2	$33.5	$51.7	$17.5	$34.1	$51.6	0.1

Operating earnings	$3.8	$6.2	$10.0	$3.8	$7.8	$11.6	(13.7)

Revenue from our radio stations in the first quarter of 2007 was $18.2 million, an increase of $0.7 million, or 3.4%, compared to $17.5 million in the first quarter of 2006. The increase was primarily due to an increase in local advertising revenue primarily from developmental revenue, which refers to non-transactional revenue that targets non-traditional advertisers, and interactive revenue.

Operating earnings from our radio stations were $3.8 million in the first quarter of 2007 and 2006. The increase in operating earnings due to the increase in revenue was offset by an increase in sales expenses due to higher commissions and bonuses associated with the higher revenue, an increase in promotion expenses and a $0.1 million loss on the sale of KOMJ-AM in Omaha, Nebraska.

Revenue from our television stations in the first quarter of 2007 was $33.5 million, a decrease of $0.6 million, or 1.6%, compared to $34.1 million in the first quarter of 2006. The decrease was primarily due to a $3.3 million decrease in Olympic advertising revenue at our NBC affiliates, partially offset by a $2.3 million increase in local advertising revenue primarily from developmental and interactive revenue, a $0.2 million increase in national advertising revenue, a $0.1 million increase in political and issue advertising revenue and a $0.1 million increase in other revenue.

Operating earnings from our television stations in the first quarter of 2007 were $6.2 million, a decrease of $1.6 million, or 21.1%, compared to $7.8 million in the first quarter of 2006. The decrease in operating earnings was primarily due to the decrease in revenue, an increase in programming expenses associated with additional newscasts and an increase in syndicated programming costs, an increase in sales expenses and an increase in depreciation expense.

Printing Services

Revenue from printing services in the first quarter of 2007 was $16.9 million, an increase of $0.6 million, or 3.5%, compared to $16.3 million in the first quarter of 2006. Operating earnings from printing services in the first quarter of 2007 were $1.0 million, an increase of $0.5 million, or 103.0%, compared to $0.5 million in the first quarter of 2006.

The increase in printing services revenue was primarily due to a $1.7 million increase in revenue from the printing of publications and manuals, reflecting $1.8 million in new printing business gained. This increase was partially offset by a $1.1 million decrease in revenue from Dell Computer Corporation and other computer-related customers.

The increase in printing services operating earnings was primarily due to the increase in revenue as well as efficiencies gained from new printing equipment and a favorable adjustment from the termination of a sublease agreement.

Other

Other revenue in the first quarter of 2007 was $8.1 million, a decrease of $1.1 million, or 10.7%, compared to $9.2 million in the first quarter of 2006. Other operating earnings in the first quarter of 2007 were $0.6 million, an increase of $1.2 million compared to a loss of $0.6 million in the first quarter of 2006.

The following table presents our other revenue and operating earnings for the first quarter of 2007 and 2006:

	2007			2006
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$8.6	$(0.5)	$8.1	$9.8	$(0.6)	$9.2	(10.7)

Operating earnings (loss)	$(0.2)	$0.8	$0.6	$(0.1)	$(0.5)	$(0.6)	NA

The decrease in other revenue in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to a decrease in postage amounts billed to customers and mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $4.3 million and $4.9 million of postage amounts billed to customers in the first quarter of 2007 and 2006, respectively.

The increase in other operating earnings was primarily due to a decrease in corporate expenses.

Other Income and Expense and Taxes

Interest income was insignificant in the first quarter of 2007 and 2006. Interest expense was $3.0 million in the first quarter of 2007 compared to $3.7 million in the first quarter of 2006. The decrease is primarily due to a decrease in debt outstanding, which was reduced with the proceeds from the sale of Norlight. Amortization of deferred financing costs was $0.1 million in the first quarter of 2007 and 2006.

The effective tax rate for continuing operations was 39.5% in the first quarter of 2007 and 2006.

Discontinued Operations

Gain from discontinued operations, net of income taxes, was $64.7 million in the first quarter of 2007 compared to $2.9 million in the first quarter of 2006. Income tax expense was $41.6 million in the first quarter of 2007 compared to $2.0 million in the first quarter of 2006.

On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary. The operations of Norlight have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

Revenue from Norlight in the first quarter of 2007 was $18.5 million compared to $32.8 million in the first quarter of 2006. We recorded a $62.0 million net gain on the sale of Norlight as well as a $2.7 million net gain from its operations in the first quarter of 2007 compared to $2.9 million net gain from its operations in the first quarter of 2006.

Net Earnings

Our net earnings in the first quarter of 2007 were $73.3 million, an increase of $61.0 million, compared to $12.3 million in the first quarter of 2006. The increase was primarily due to the gain from discontinued operations of Norlight and the decrease in interest expense in the first quarter of 2007 for the reasons described above partially offset by the decrease in operating earnings from continuing operations.

Earnings per Share

Basic and diluted earnings per share from continuing operations were $0.13 and $0.12, respectively, for the first quarter of 2007 compared to $0.13 for both in the first quarter of 2006. Basic and diluted earnings per share from discontinued operations were $0.99 and $0.93, respectively, in the first quarter of 2007 compared to $0.04 for both in the first quarter of 2006. Basic and diluted net earnings per share were $1.12 and $1.05, respectively, for the first quarter of 2007 compared to $0.17 for both in the first quarter of 2007.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of April 1, 2007, we had borrowings of $105.3 million under the facility at a weighted average rate of 5.89%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of April 1, 2007, we are in compliance with both of these material covenants.

Cash balances were $5.8 million at April 1, 2007. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

On February 26, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary. Proceeds, net of transaction expenses, were $175.9 million. The sale of Norlight improves our financial flexibility and allows us to focus on our diversified media businesses. To date, we have used the proceeds to reduce our obligations under our unsecured revolving credit facility. We expect to pay quarterly estimated income taxes on the gain related to the sale throughout 2007.

On March 27, 2007, Journal Broadcast Group, our broadcasting subsidiary, completed the sale of KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise) and recorded a $0.1 million loss on the sale. The divestiture of KOMJ-AM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha, Nebraska from Emmis Communications Corporation (Emmis). Concurrently with the sale of KOMJ-AM, we completed the purchase of the KMTV-TV FCC license and remitted to Emmis a final purchase payment of $10.0 million.

On February 13, 2007, our board of directors increased the quarterly dividend on our class A and class B shares from $0.065 to $0.075 per share.

In April 2006, our Board of Directors authorized the repurchase of up to five million shares of our class A common stock over the following 18 months. Under the program, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. In the first quarter of 2007, we repurchased 2.2 million of our class A shares pursuant to the April 2006 authorization.

Cash Flow

Cash provided by operating activities was $4.6 million in the first quarter of 2007 compared to $25.7 million in the first quarter of 2006. The decrease was primarily due to a prepaid income tax payment related to a state income tax audit made in the first quarter of 2007 and a decrease in cash provided by Norlight in the first quarter of 2007 compared to the first quarter of 2006.

Cash provided by investing activities was $156.5 million in the first quarter of 2007 compared to cash used by investing activities of $6.8 million in the first quarter of 2006. Proceeds from the sale of Norlight and KOMJ-AM were $176.4 million in the first quarter of 2007. We remitted the final purchase payment of $10.0 million to Emmis to acquire the FCC license of KMTV-TV and our daily newspaper acquired two magazines for $1.4 million in the first quarter of 2007. Capital expenditures were $7.9 million in the first quarter of 2007 compared to $5.4 million in the first quarter of 2006. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements, including the web-width reduction project and consolidating certain distribution centers and our capital expenditures in our broadcasting segment are targeted towards technology upgrades, including investments in digital radio and tapeless news for our television stations, and a new building for our television station in Las Vegas, Nevada. We believe these expenditures will optimize our results and position us well for the future. The cash used for investing activities of discontinued operations in the first quarter of 2007 includes capital expenditures of $0.6 million for Norlight compared to $1.4 million in the first quarter of 2006.

Cash used for financing activities was $163.2 million in the first quarter of 2007 compared to $20.0 million in the first quarter of 2006. Borrowings under our credit facility in the first quarter of 2007 were $99.3 million and we made payments of $229.1 million, reflecting the immediate use of proceeds received from the sale of Norlight, compared to borrowings of $48.8 million and payments of $53.6 million in the first quarter of 2006. In the first quarter of 2007 and 2006, we paid $28.1 million and $10.9 million, respectively, to purchase our class A common stock. We paid cash dividends of $5.4 million and $4.9 million in the first quarter of 2007 and 2006, respectively.

Contractual Obligations

There was no material impact on our contractual obligations as a result of adopting FIN 48.

New Accounting Standard

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value that were previously not allowed.

Statement No. 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We will adopt Statement No. 159 in the first quarter of 2008. We do not believe the effect of adopting Statement No. 159 will have a material impact on our financial statements.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Russ Darrow Group, Inc. Litigation. On December 27, 2006, a lawsuit was filed against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff chose to opt-out of the class action settlement in Shorewest v. Journal Sentinel, Inc. (Shorewest) and filed this separate lawsuit against Journal Sentinel Inc. repeating in large part the allegations related to overstated circulation in the Shorewest class action case.  The claims include: violation of the Wisconsin Deceptive Trade Practices Act; breach of contract and implied duty of good faith and fair dealing; strict misrepresentation; intentional misrepresentation; negligent misrepresentation; negligence; unjust enrichment; equitable recession; and punitive damages.  On February 26, 2007, Journal Sentinel, Inc. filed its answer and a Motion to Dismiss all of plaintiff’s tort claims. A hearing on the Motion to Dismiss is scheduled for May 7, 2007. We believe the lawsuit is without merit and intend to defend the action vigorously. Our insurance carrier has accepted this claim under a reservation of rights and the amount that will be paid by the carrier, if any, is uncertain at this point in time.

ITEM 1A.    RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the first quarter ended April 1, 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 28, 2007	625,300	$ 12.83	1,885,400	3,114,600
January 29 to February 25, 2007	410,500	$ 13.47	2,295,900	2,704,100
February 26 to April 1, 2007	1,119,600	$ 13.01	3,415,500	1,584,500

(1)	All shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on April 25, 2006 and commenced on June 15, 2006, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares. These shares will remain authorized but unissued. The repurchase program will expire in October 2007.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: May 4, 2007	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: May 4, 2007	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer