Form 10-Q
period 2007-07-01
JOURNAL COMMUNICATIONS INC
filed 2007-08-03
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2007

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________ Commission File Number: 1-31805

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

Yes [   ] No [X]

Number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2007 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at July 27, 2007
Class A Common Stock	48,301,201
Class B Common Stock	15,503,327
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		July 1, 2007 (Unaudited) and December 31, 2006	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Second Quarter and Two Quarters Ended
		July 1, 2007 and June 25, 2006	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Two Quarters Ended July 1, 2007	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Two Quarters Ended July 1, 2007
		and June 25, 2006	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of July 1, 2007	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	31
	Item 4.	Controls and Procedures	31
Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3.	Defaults Upon Senior Securities	32
	Item 4.	Submission of Matters to a Vote of Security Holders	33
	Item 5.	Other Information	33
	Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	July 1, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,446	$7,923
Receivables, less allowance for doubtful accounts
of $3,785 and $3,885	85,052	87,182
Inventories, net	6,042	6,752
Prepaid expenses and other current assets	7,890	11,495
Deferred income taxes	7,222	11,017
Assets of discontinued operations	18,788	118,589

TOTAL CURRENT ASSETS	131,440	242,958
Property and equipment, at cost, less accumulated depreciation
of $212,848 and $201,848	219,596	217,823
Goodwill	231,550	231,635
Broadcast licenses	223,529	196,659
Other intangible assets, net	25,876	26,826
Other assets	20,043	39,079
Non-current assets of discontinued operations	264	278

TOTAL ASSETS	$852,298	$955,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,028	$31,025
Accrued compensation	17,891	18,730
Accrued employee benefits	13,094	10,456
Deferred revenue	16,180	18,505
Accrued income taxes	23,282	4,048
Other current liabilities	6,219	18,368
Current liabilities of discontinued operations	295	20,939
Current portion of long-term liabilities	4,016	4,770

TOTAL CURRENT LIABILITIES	106,005	126,841
Accrued employee benefits	33,583	33,749
Long-term notes payable to banks	118,355	235,000
Deferred income taxes	55,516	62,089
Other long-term liabilities	14,548	16,687
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at July 1, 2007 and December 31, 2006	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at July 1, 2007 and December 31, 2006	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
15,762,118 shares at July 1, 2007 and 18,231,716
shares at December 31, 2006	243	268
Class A - authorized 170,000,000 shares; issued and outstanding:
48,040,402 shares at July 1, 2007 and 48,140,935
shares at December 31, 2006	480	481
Additional paid-in capital	318,356	334,948
Accumulated other comprehensive loss	(17,120)	(17,114)
Retained earnings	331,014	270,991
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	524,291	480,892

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$852,298	$955,258

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Continuing operations:
Revenue:
Publishing	$67,556	$67,910	$134,013	$137,350
Broadcasting	56,029	58,452	107,725	110,090
Printing services	16,527	16,686	33,402	32,996
Other	7,352	10,979	15,518	20,122

Total revenue	147,464	154,027	290,658	300,558
Operating costs and expenses:
Publishing	35,476	36,430	72,351	72,991
Broadcasting	23,735	22,397	46,130	44,216
Printing services	13,407	14,007	27,573	27,795
Other	6,153	9,399	13,076	17,094

Total operating costs and expenses	78,771	82,233	159,130	162,096
Selling and administrative expenses	45,948	47,015	92,155	95,085

Total operating costs and expenses and selling
and administrative expenses	124,719	129,248	251,285	257,181

Operating earnings	22,745	24,779	39,373	43,377
Other income and expense:
Interest income	1	1	3	19
Interest expense, net	(1,984)	(3,877)	(4,982)	(7,526)

Total other income and (expense)	(1,983)	(3,876)	(4,979)	(7,507)

Earnings from continuing operations before
income taxes	20,762	20,903	34,394	35,870
Provision for income taxes	8,060	8,384	13,452	14,298

Earnings from continuing operations	12,702	12,519	20,942	21,572
Gain from discontinued operations, net
of tax expense of $683, $1,844,
$42,473 and $4,044, respectively	1,448	2,722	66,539	5,942

Net earnings	$14,150	$15,241	$87,481	$27,514

Earnings available to class A and B
common shareholders	$13,686	$14,777	$86,553	$26,586

Earnings per share:
Basic:
Continuing operations	$0.19	$0.18	$0.31	$0.30
Discontinued operations	0.03	0.04	1.03	0.09

Net earnings	$0.22	$0.22	$1.34	$0.39

Diluted:
Continuing operations	$0.19	$0.17	$0.30	$0.30
Discontinued operations	0.02	0.04	0.97	0.08

Net earnings	$0.21	$0.21	$1.27	$0.38

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders’ Equity
For the Two Quarters Ended July 1, 2007
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Capital	Income	Earnings	at cost	Total	Income
Balance at December 31, 2006	$--	$33	$268	$481	$334,948	$(17,114)	$270,991	$(108,715)	$480,892
Net earnings							73,331		73,331	$73,331
Amortization of prior service cost, net
(gain) loss and transition obligation
of pension and post-retirement
liabilities (net of tax of $233)						(321)			(321)	(321)

										$73,010

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.075 per share)							(1,289)		(1,289)
Class A ($0.075 per share)							(3,615)		(3,615)
Issuance of shares:
Conversion of class B to class A			(15)	15					--
Stock grants					24				24
Shares purchased and retired				(21)	(14,596)		(13,494)		(28,111)
Adoption of FIN 48							45		45
Stock-based compensation					292		3		295

Balance at April 1, 2007	--	33	253	475	320,668	(17,435)	325,508	(108,715)	520,787

Net earnings							14,150		14,150	$14,150
Amortization of prior service cost, net
(gain) loss and transition obligation
of pension and post-retirement
liabilities (net of tax of $211)						315			315	315

										$14,465

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.075 per share)							(1,201)		(1,201)
Class A ($0.075 per share)							(3,582)		(3,582)
Issuance of shares:
Conversion of class B to class A			(10)	10					--
Stock grants					593				593
Employee stock purchase plan					358				358
Shares purchased and retired				(5)	(3,542)		(3,400)		(6,947)
Stock-based compensation					279		3		282

Balance at July 1, 2007	$--	$33	$243	$480	$318,356	$(17,120)	$331,014	$(108,715)	$524,291

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	July 1, 2007	June 25, 2006
Cash flow from operating activities:
Net earnings	$87,481	$27,514
Less gain from discontinued operations	66,539	5,942

Earnings from continuing operations	20,942	21,572
Adjustments for non-cash items:
Depreciation	13,806	12,990
Amortization	950	955
Provision (credit) for doubtful accounts	453	(116)
Deferred income taxes	(2,756)	2,396
Non-cash compensation	1,129	555
Net loss (gain) from disposal of assets	(900)	14
Net operating activities of discontinued operations	(21,511)	15,670
Net changes in operating assets and liabilities, excluding effect of sales of businesses:
Receivables	1,676	(9,632)
Inventories	678	1,057
Accounts payable	(5,998)	(8,964)
Other assets and liabilities	(6,281)	11,847

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,188	48,344
Cash flow from investing activities:
Capital expenditures for property and equipment	(16,893)	(9,743)
Proceeds from sales of assets	2,066	49
Proceeds from sales of businesses	185,254	--
Acquisition of businesses	(11,425)	--
Net investing activities of discontinued operations	(676)	(7,746)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	158,326	(17,440)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	175,885	115,927
Payments on long-term notes payable to banks	(292,530)	(115,812)
Proceeds from issuance of common stock	321	567
Redemption of common stock	(35,058)	(22,093)
Cash dividends	(10,609)	(9,783)

NET CASH USED FOR FINANCING ACTIVTIES	(161,991)	(31,194)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,477)	(290)
Cash and cash equivalents:
Beginning of year	7,923	6,864

At July 1, 2007 and June 25, 2006	$6,446	$6,574

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operations of Norlight Telecommunications, Inc., our former telecommunications segment, and three regional publishing and printing operations of our community newspapers and shoppers business in Ohio, New England and Louisiana have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented. The operating results for the second quarter and two quarters ended July 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, common shares are issued upon exercise of our non-statutory stock options, all of which have a current exercise price that is less than the market price of our common shares, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

Basic and diluted earnings per share are computed as follows:

	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Basic earnings:
Earnings from continuing operations	$12,702	$12,519	$20,942	$21,572
Discontinued operations	1,448	2,722	66,539	5,942

Net earnings	14,150	15,241	87,481	27,514
Less dividends on class C common stock	(464)	(464)	(928)	(928)

Earnings available to class A and B
common shareholders	$13,686	$14,777	$86,553	$26,586

Weighted average class A and B
shares outstanding	63,648	67,837	64,455	68,101
Basic earnings per share:
Continuing operations	$0.19	$0.18	$0.31	$0.30
Discontinued operations	0.03	0.04	1.03	0.09

Net earnings	$0.22	$0.22	$1.34	$0.39

Diluted earnings:
Earnings available to class A and B
common shareholders	$13,686	$14,777	$86,553	$26,586
Plus dividends on class C common stock	464	464	928	928

Net earnings	$14,150	$15,241	$87,481	$27,514

Weighted average shares outstanding	63,648	67,837	64,455	68,101
Impact of restricted stock	72	29	77	56
Conversion of class C common stock	4,452	4,452	4,452	4,452

Adjusted weighted average shares outstanding	68,172	72,318	68,984	72,609

Diluted earnings per share:
Continuing operations	$0.19	$0.17	$0.30	$0.30
Discontinued operations	0.02	0.04	0.97	0.08

Net earnings	$0.21	$0.21	$1.27	$0.38

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

5	STOCK-BASED COMPENSATION

2007 Journal Communications, Inc. Omnibus Incentive Plan

Our shareholders approved the 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan) at the Annual Meeting of Shareholders held on May 3, 2007. The purpose of the 2007 Plan is to promote our success by linking personal interests of our employees, officers and directors to those of our shareholders, and by providing participants with an incentive for outstanding performance. The 2007 Plan is also intended to enhance our ability to attract, motivate and retain the services of employees, officers, and directors upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. As of May 3, 2007 all future equity grants will be made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. There were no awards granted under the 2007 Plan between May 3, 2007 and July 1, 2007. As of July 1, 2007, there are 4,800,000 shares available for issuance under the 2007 Plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

2003 Equity Incentive Plan

Our 2003 Equity Incentive Plan (2003 Plan) rewarded key employees for achieving designated corporate and individual performance goals and allowed for issuances to outside directors as part of their board compensation package. In February 2007, our board of directors approved and adopted an amendment to our 2003 Plan to provide for the inclusion of stock-settled stock appreciation rights as a permitted form of award under the Plan. Awards to outside directors could have been granted in any one or a combination of stock appreciation rights, stock grants, non-statutory stock options, performance unit grants and stock unit grants. Incentive stock options could have been granted to employees.

During the second quarter and two quarters ended July 1, 2007, we recognized $883 and $1,230, respectively, in stock-based compensation expense, including $0 and $96, respectively, recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended July 1, 2007 was approximately $306 and $444, respectively. We recognize compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities associated with stock-based compensation during the two quarters of 2007. As of July 1, 2007, total unrecognized compensation cost related to stock-based compensation awards was approximately $2,373, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.4 years. Stock-based compensation expense is included in selling and administrative expenses and gain on discontinued operations in our consolidated condensed statements of earnings.

Non-statutory stock options

The compensation committee of our board of directors granted non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed 10 years from the grant date. It is our policy to issue new class B common stock upon the exercise of non-statutory stock options.

In 2003 and 2004, our directors and certain of our employees were granted options to purchase class B common stock. These options become exercisable three years from the grant date and will remain exercisable for a period of up to seven years. There have been no options granted since 2004.

A summary of stock option activity during the two quarters of 2007 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	54,250	$18.25
Expired	(3,750)	19.95

Outstanding at July 1, 2007	50,500	18.13	3.6

Exercisable at July 1, 2007	49,000	18.19	3.6

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the second quarter is zero because the fair market value of our class B common stock on July 1, 2007 was lower than the weighted average exercise price of the options.

Stock appreciation rights

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

On February 16, 2007, the compensation committee of our board of directors granted a combination of 453,000 fixed price and 155,000 escalating price SARs to certain of our named executive officers under the 2003 Plan. Each SAR has a term of 10 years from the date of grant and is subject to annual pro-rata vesting over a three year period. It is our policy to recognize compensation cost for awards with graded vesting on a straight-line basis over the vesting period for the entire award.

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

Fair value for SARs granted in the two quarters of 2007 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Dividend yield	2.60%
Expected volatility	21.00%
Risk-free rate of return	4.44%
Expected life of SARs (in years)	6
Weighted average fair value of fixed price SARs granted	$2.85
Weighted average fair value of escalating price SARs granted	$1.36

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

A summary of SAR activity during the two quarters of 2007 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	--	$--
Granted	608,000	13.73

Outstanding at July 1, 2007	608,000	13.73	9.6

Exercisable at July 1, 2007	--	--	--

Stock grants

Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value nonvested restricted stock grants at the closing market prices of our class A common stock on the grant date.

A summary of stock grant activity during the two quarters of 2007 is:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2006	126,605	$14.15
Granted	98,265	13.47
Vested	(61,385)	13.94
Forfeited	(6,910)	14.06

Outstanding and non-vested at July 1, 2007	156,575	13.81

Fully vested at July 1, 2007	167,024	13.85

Our non-vested restricted stock grants vest either three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.7 years. The total fair value of shares vesting during the two quarters of 2007 was $856. There were 105,718 vested and non-vested restricted stock grants issued to our directors and employees in the two quarters of 2006 at a weighted average fair value of $12.44, of which 32,603 shares have since vested with a total fair value of $391.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 27,514 class B common shares sold to employees under this plan in the two quarters of 2007 at a weighted average fair value of $11.71. As of July 1, 2007, there are 2,734,116 shares available for sale under the plan.

6	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 35 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2003 through 2006 tax returns are open for federal purposes, and our 2002 through 2006 tax returns still remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin, Michigan, and Kansas. During the two quarters of 2007, we deposited $10.4 million with the Wisconsin Department of Revenue for an income and franchise tax audit assessment for the years 1998 through 2002. We are currently disputing the assessment. We believe our position will be upheld through the appeals process and any overpayment of tax will be returned to us.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48).” As a result of our adoption of FIN 48, we reduced our liability for unrecognized tax benefits by $45 and increased the January 1, 2007 retained earnings balance. As of the date of adoption and after the impact of reducing our liability, we had total unrecognized tax benefits of $3,088, which, if recognized, would have an impact on our effective tax rate. It is possible for $772 of unrecognized tax benefits to be recognized within the next 12 months due to the expiration of the statute of limitations.

We recognize penalties and interest related to unrecognized tax benefits in our provision for income taxes. We had approximately $1,929 accrued for interest and penalties at January 1, 2007 and we recognized $100 in interest related to unrecognized tax benefits in the two quarters of 2007. It is possible for approximately $114 of interest expense to be reversed within the next 12 months due to the expiration of the statute of limitations.

As of July 1, 2007, there have been no material changes to our liability for unrecognized tax benefits.

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at July 1, 2007 and December 31, 2006 consisted of the following:

	July 1, 2007	December 31, 2006
Paper and supplies	$4,998	$5,439
Work in process	685	722
Finished goods	527	784
Less obsolescence reserve	(168)	(193)

Inventories, net	$6,042	$6,752

8	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of July 1, 2007, we had borrowings of $118,355 under the facility at a weighted average rate of 5.79%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service cost	$1,121	$1,079	$2,271	$2,353
Interest cost	2,126	2,212	4,299	4,362
Expected return on plan assets	(2,618)	(2,552)	(5,290)	(5,104)
Amortization of:
Unrecognized prior service cost	(68)	(92)	(144)	(211)
Unrecognized net loss	472	393	914	967
Curtailment credit	--	(1,682)	--	(1,682)

Net periodic benefit cost included in total
operating costs and expenses,
selling and administrative expenses
and discontinued operations	$1,033	$(642)	$2,050	$685

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service cost	$34	$161	$68	$322
Interest cost	295	444	590	888
Amortization of:
Unrecognized prior service cost	(55)	(27)	(110)	(54)
Unrecognized net transition obligation	137	137	274	274
Unrecognized net loss	39	193	78	386

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$450	$908	$900	$1,816

In the first quarter of 2007, a pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight Telecommunications, Inc. (Norlight) to Q-Comm Corporation (Q-Comm) on February 26, 2007 and reflects a reduction in future pension benefit accruals for all non-union employees of Norlight. The curtailment gain was recorded in discontinued operations and is not reflected in the above table. Due to this pension plan change, the measurement of the net periodic benefit cost from February 26, 2007 until the sale of all three regional publishing and printing operations is based upon a 5.75% discount rate.

In the second quarter of 2007, a pension plan curtailment gain of $58 was recorded as a result of the sale of Journal Community Publishing Group’s Central Ohio Advertiser Network (Ohio publishing and printing) to Gannett Co, Inc. on June 26, 2007. The curtailment gain reflects a reduction in future pension benefit accruals for the pension participants of the Ohio publishing and printing operations. The curtailment gain was recorded in discontinued operations and is not reflected in the above table.

The net periodic pension benefit cost related to the three regional publishing and printing operations reported in discontinued operations was $78 and $154 for the second quarter and two quarters of 2007, respectively and $116 and $231 for the second quarter and two quarters of 2006, respectively. Due to this pension plan change, a remeasurement of the net periodic pension benefit cost for the remainder of 2007 will be performed after the sale of all three regional publishing and printing operations.

The curtailment credit in the above table is the result of a pension plan amendment adopted on April 27, 2006.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangible Assets

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists and non-compete agreements. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 40 years.

Amortization expense was $475 and $950 for the second quarter and two quarters ended July 1, 2007, respectively, and $483 and $955 for the second quarter and two quarters ended June 25, 2006. Estimated amortization expense for our next five fiscal years is $1,903 for 2007, $1,824 for 2008, $1,576 for 2009, $1,527 for 2010 and $1,169 for 2011.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of July 1, 2007 and December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of July 1, 2007
Network affiliation agreements	$26,930	$(3,329)	$23,601
Customer lists	15,987	(14,190)	1,797
Non-compete agreements	15,251	(15,251)	--
Other	3,170	(2,692)	478

Total	$61,338	$(35,462)	$25,876

As of December 31, 2006
Network affiliation agreements	$26,930	$(2,796)	$24,134
Customer lists	15,987	(13,832)	2,155
Non-compete agreements	15,251	(15,251)	--
Other	3,170	(2,633)	537

Total	$61,338	$(34,512)	$26,826

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. Adjustments of $27,258 and ($388) were made to the carrying value of the broadcast licenses for the acquisition of the KMTV-TV FCC license and the divestiture of the KOMJ-AM FCC license, respectively, which occurred contemporaneously on March 27, 2007. The net carrying amount of our broadcast licenses was $223,529 and $196,659 as of July 1, 2007 and December 31, 2006, respectively.

Goodwill

The change in the carrying amount of goodwill for the two quarters ended July 1, 2007 is as follows:

Reporting unit	Goodwill at December 31, 2006	Adjustment	Goodwill at July 1, 2007
Daily newspaper	$2,084	$--	$2,084
Community newspapers & shoppers	12,178	--	12,178
Broadcasting	216,963	(85)	216,878
Direct marketing services	410	--	410

Total	$231,635	$(85)	$231,550

The change to the carrying amount of goodwill in the two quarters ended July 1, 2007 represents the divestiture of KOMJ-AM, Omaha, Nebraska, to Cochise Broadcasting LLC on March 27, 2007. Goodwill of the New England, Ohio and Louisiana regional publishing and printing operations of $13,917 as of December 31, 2006 and of the New England and Louisiana regional publishing and printing operations of $9,709 as of July 1, 2007 is reported as current assets of discontinued operations in the consolidated condensed balance sheet.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS

Community newspapers and shoppers

On June 13, 2007 and June 19, 2007, we announced the pending sales of our Louisiana publishing operations and of the New England publishing and printing operations.

On June 25, 2007, Gannett Co., Inc. acquired Journal Community Publishing Group’s Central Ohio Advertiser Network and its commercial printing business. Proceeds, net of transaction expenses, were $8.9 million and resulted in a gain on discontinued operations before income taxes of $1.9 million.

The operations of these three regional publishing and printing operations of our community newspapers and shoppers division have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

The following table summarizes the three regional publishing and printing operations’results of operations which are included in discontinued operations in our consolidated statement of earnings for the second quarter and two quarters of 2007 and 2006:

	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenue	$10,478	$11,303	$20,116	$21,148
Earnings before income taxes	$195	$1,195	$742	$1,720

The three regional publishing and printing operations’ current assets and current liabilities reported as discontinued operations in our consolidated balance sheets at July 1, 2007 and December 31, 2006 consisted of the following:

	July 1, 2007	December 31, 2006
Receivables	$3,640	$5,066
Inventories, net	817	1,138
Prepaid expenses	163	262
Property and equipment, net	4,212	6,021
Goodwill	9,709	13,917
Other intangible assets, net	203	242
Other assets	--	11

Total current assets	$18,744	$26,657

Deferred revenue	161	182
Other liabilities	67	110

Total current liabilities	$228	$292

The long-term assets and long-term liabilities as of July 1, 2007 and December 31, 2006 were classified as current because the sales are expected to occur within one year.

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

The following table summarizes Norlight’s results of operations which are included in the gain from discontinued operations in our consolidated statement of earnings for the second quarter and two quarters of 2007 and 2006:

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS continued

	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenue	$--	$32,067	$18,452	$64,898
(Loss) earnings before income taxes	$(10)	$3,371	$4,515	$8,267

Norlight’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at July 1, 2007 and December 31, 2006 consisted of the following:

	July 1, 2007	December 31, 2006
Receivables	$44	$2,614
Inventories, net	--	934
Prepaid expenses	--	2,248
Property and equipment, net	--	83,616
Goodwill	--	188
Other intangible assets, net	--	1,099
Other assets	--	1,228

Total current assets	$44	$91,927

Accounts payable	$--	$3,292
Accrued compensation	--	2,651
Current portion of long-term liabilities	--	241
Accrued employee benefits	--	168
Other liabilities	--	14,212

Total current liabilities	$--	$20,564

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

NorthStar’s current and non-current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at July 1, 2007 and December 31, 2006 consisted of the following:

	July 1, 2007	December 31, 2006
Receivables	$--	$5

Total current assets	$--	$5

Property and equipment, net	$264	$278

Total non-current assets	$264	$278

Accounts payable (environmental liabilities)	$67	$83

Total current liabilities	$67	$83

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 44 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 10 television stations in 12 states and the operation of one television station under a local marketing agreement. Our interactive media assets include more than 75 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures from continuing operations for the second quarter and two quarters ended July 1, 2007 and June 25, 2006 and identifiable total assets at July 1, 2007 and December 31, 2006.

	Second Quarter Ended		Two Quarters Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenue
Publishing	$67,556	$67,910	$134,013	$137,350
Broadcasting	56,029	58,452	107,725	110,090
Printing services	16,527	16,686	33,402	32,996
Other	7,352	10,979	15,518	20,122

	$147,464	$154,027	$290,658	$300,558

Operating earnings
Publishing	$10,189	$7,261	$15,233	$14,402
Broadcasting	11,303	16,159	21,298	27,745
Printing services	1,049	530	2,047	1,022
Other	204	829	795	208

	$22,745	$24,779	$39,373	$43,377

Depreciation and amortization
Publishing	$3,206	$3,176	$6,813	$6,341
Broadcasting	3,247	3,226	6,395	6,225
Printing services	535	479	1,025	950
Other	263	216	523	429

	$7,251	$7,097	$14,756	$13,945

Capital expenditures
Publishing	$3,745	$1,503	$9,105	$3,307
Broadcasting	3,208	2,462	4,942	5,040
Printing services	392	320	782	895
Other	1,721	385	2,064	501

	$9,066	$4,670	$16,893	$9,743

	July 1, 2007	December 31, 2006
		Audited
Identifiable total assets
Publishing	$200,032	$207,849
Broadcasting	610,867	607,089
Printing services	21,132	21,998
Other including corporate and discontinued operations	20,267	118,322

	$852,298	$955,258

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	SUBSEQUENT EVENTS

On July 6, 2007, an affiliate of Target Media Partners purchased the assets of our Louisiana-based publishing operations. Proceeds, net of transaction expenses, were $4.4 million. The after-tax gain on the sale, which will be recorded in the third quarter of 2007, is expected to approximately $1.2 million.

On August 2, 2007, our New England based publishing and printing operations were sold to Hersam Acorn Community Publishing, LLC. Proceeds, net of transaction expenses, were $15.2 million. The after-tax gain on the sale, which will be recorded in the third quarter of 2007, is expected to be minimal.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended July 1, 2007, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 44 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 10 television stations in 12 states and the operation of one television station under a local marketing agreement. Our interactive media assets include more than 75 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

In the past eighteen months, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified run-of-press advertising (due in part to department store consolidation and weakened employment and real estate economics), circulation declines and online competition have negatively impacted newspaper industry revenues.

Overall, we experienced a challenging second quarter of 2007. We recorded declines in retail advertising and employment and real estate classified advertising at our publishing businesses. We continue to face challenges at our publishing businesses. Second quarter advertising revenue at our daily newspaper was disappointing, with weakness in a number of categories including other, health services and building/hardware/lawn and garden. However, total retail and classified automobile advertising increased 6.6% in the second quarter of 2007 compared to the second quarter of 2006. Interactive revenue growth, to $3.4 million at the daily newspaper, continues to be strong with a 46.9% increase in the second quarter of 2007 compared to the second quarter of 2006. At our community newspapers and shoppers business, revenue decreased 18.7%. This reflects in large part the product changes that we have made at Community Newspapers (our Milwaukee area publications group). At our broadcast business, we experienced a disappointing quarter in both television and radio. The revenue declines were broad-based across our television markets, with automotive and national advertising seeing especially large declines. Radio revenue growth slowed compared to the first quarter of 2007. However, we did report double-digit increases in both revenue and operating earnings at our Knoxville, Boise and Springfield radio clusters. Operating earnings increased at our printing services business, reflecting production efficiencies and a change in business mix.

Results presented in the financial statements are for continuing operations only and exclude the performance of our former telecommunications segment, which was sold in February 2007, and three regional publishing and printing operations of our community newspapers and shoppers business in Ohio, New England and Louisiana which were either sold in the second quarter of 2007 or have been announced to be sold. These businesses are shown as discontinued operations and their results are excluded from revenues, operating expenses and operating earnings but are included in 2007 and 2006 net earnings and earnings per share. In the second quarter and two quarters of 2007, net earnings from discontinued operations were $1.5 million and $66.5 million, respectively compared to $2.7 million and $5.9 million in the second quarter and two quarters of 2006.

Subsequent Events

On July 6, 2007, an affiliate of Target Media Partners purchased the assets of our Louisiana-based publishing operations. Proceeds, net of transaction expenses, were $4.4 million. The after-tax gain on the sale, which will be recorded in the third quarter of 2007, is expected to approximately $1.2 million.

On August 2, 2007, our New England based publishing and printing operations were sold to Hersam Acorn Community Publishing, LLC. Proceeds, net of transaction expenses, were $15.2 million. The after-tax gain on the sale, which will be recorded in the third quarter of 2007, is expected to be minimal.

Results of Operations

Second Quarter Ended July 1, 2007 compared to the Second Quarter Ended June 25, 2006

Consolidated Continuing Operations

Our consolidated revenue in the second quarter of 2007 was $147.5 million, a decrease of $6.5 million, or 4.3%, compared to $154.0 million in the second quarter of 2006. Our consolidated operating costs and expenses in the second quarter of 2007 were $78.8 million, a decrease of $3.4 million, or 4.2%, compared to $82.2 million in the second quarter of 2006. Our consolidated selling and administrative expenses in the second quarter of 2007 were $46.0 million, a decrease of $1.0 million, or 2.3%, compared to $47.0 million in the second quarter of 2006.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$67.6	45.8%	$67.9	44.1%
Broadcasting	56.0	38.0	58.4	38.0
Printing services	16.5	11.2	16.7	10.8
Other	7.4	5.0	11.0	7.1

Total revenue	147.5	100.0	154.0	100.0
Total operating costs and expenses	78.8	53.4	82.2	53.4
Selling and administrative expenses	46.0	31.2	47.0	30.5

Total operating costs and expenses and selling
and administrative expenses	124.8	84.6	129.2	83.9

Total operating earnings	$22.7	15.4%	$24.8	16.1%

The decrease in total revenue was due to the decrease in retail and classified ROP (run-of-press) advertising at our publishing business, the decrease in postage amounts billed to customers and the decrease in mailing services at our direct marketing services business and the decrease in political and issue and national advertising at our television stations. These revenue decreases were partially offset by a revenue reduction in the second quarter of 2006 related to a litigation settlement, an increase in interactive advertising revenue at our daily newspaper and television and radio stations and commercial printing and delivery revenue at our daily newspaper.

The decrease in total operating costs and expenses was due to a decrease in postage and freight expense at our direct marketing services business, a decrease in paper costs at our publishing businesses and a decrease in production costs associated with a reduction in waste and other production efficiencies at our printing services business. These cost decreases were partially offset by an increase in programming expenses associated with additional newscasts and syndicated programming expenses at our television stations.

The decrease in selling and administrative expenses is primarily due to litigation-related expenses associated with a litigation settlement at the daily newspaper in the second quarter of 2006, a gain on the sale of the Hartland, Wisconsin printing facility and payroll cost reductions at our community newspapers and shoppers and our other businesses. These decreases were partially offset by a pension plan curtailment credit at our publishing and broadcast businesses and insurance proceeds from a business interruption claim related to Hurricane Katrina at our community newspapers and shoppers business, both in the second quarter of 2006, increases in payroll and payroll-related expenses and sales program expenses at our radio stations, an increase in payroll, payroll-related and sales expenses at our television operations and an increase in corporate expenses.

Our consolidated operating earnings in the second quarter of 2007 were $22.7 million, a decrease of $2.1 million, or 8.2%, compared to $24.8 million in the second quarter of 2006. The following table presents our operating earnings by segment for the second quarter of 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$10.2	44.8%	$7.3	29.3%
Broadcasting	11.3	49.7	16.2	65.2
Printing services	1.0	4.6	0.5	2.1
Other	0.2	0.9	0.8	3.4

Total operating earnings	$22.7	100.0%	$24.8	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in television advertising revenue and the increase in programming expenses associated with additional newscasts and syndicated programming expenses at our television stations, a decrease in retail and classified ROP advertising revenue at our publishing businesses and an increase in payroll, payroll-related and sales program expenses at our radio stations. Partially offsetting these operating earnings decreases were a revenue reduction for a litigation settlement in the second quarter of 2006, a decrease in paper costs at our publishing businesses and production efficiencies at our printing services business.

Our consolidated EBITDA in the second quarter of 2007 was $30.0 million, a decrease of $1.9 million, or 5.9%, compared to $31.9 million in the second quarter of 2006. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the second quarter of 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$14.2	$15.2
Gain from discontinued operations, net	(1.5)	(2.7)
Provision for income taxes	8.1	8.4
Total other expense, net	1.9	3.9
Depreciation	6.8	6.6
Amortization	0.5	0.5

EBITDA	$30.0	$31.9

The decrease in EBITDA is consistent with decreases in operating earnings in our broadcasting and other segments, partially offset by increases in operating earnings at our publishing and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the second quarter of 2007 was $67.6 million, a decrease of $0.3 million, or 0.5%, compared to $67.9 million in the second quarter of 2006. Operating earnings from publishing were $10.2 million, an increase of $2.9 million, or 40.3%, compared to $7.3 million in the second quarter of 2006.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2007 and 2006:

	2007			2006
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$22.7	$7.8	$30.5	$18.5	$9.5	$28.0	9.1
Classified	15.6	1.6	17.2	16.8	2.2	19.0	(9.7)
National	1.9	--	1.9	2.7	--	2.7	(28.8)
Direct Marketing	1.1	--	1.1	1.5	--	1.5	(26.9)
Other	--	0.1	0.1	--	0.2	0.2	(61.8)

Total advertising revenue..	41.3	9.5	50.8	39.5	11.9	51.4	(1.1)
Circulation revenue	12.8	0.3	13.1	12.8	0.6	13.4	(2.1)
Other revenue	2.6	1.1	3.7	2.2	0.9	3.1	15.5

Total revenue	$56.7	$10.9	$67.6	$54.5	$13.4	$67.9	(0.5)

Operating earnings	$8.4	$1.8	$10.2	$4.5	$2.8	$7.3	40.3

Advertising revenue in the second quarter of 2007 accounted for 75.1% of total publishing revenue compared to 75.7% in the second quarter of 2006.

Retail advertising revenue in the second quarter of 2007 was $30.5 million, an increase of $2.5 million, or 9.1%, compared to $28.0 million in the second quarter of 2006. The $4.2 million increase at our daily newspaper was due to the $5.1 million revenue reduction from a litigation settlement in the second quarter of 2006 and increases in Interactive and specialty magazine advertising, partially offset by a decrease in ROP advertising primarily in the other, health services and building/hardware/lawn and garden categories. The $1.7 million decrease at our community newspapers and shoppers was primarily due to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in automotive advertising.

Classified advertising revenue in the second quarter of 2007 was $17.2 million, a decrease of $1.8 million, or 9.7%, compared to $19.0 million in the second quarter of 2006. Decreases in ROP classified advertising at our daily newspaper were partially offset by an increase in Interactive and Marketplace (our TMC or Total Market Coverage product) classified advertising. The $1.2 million decrease in classified advertising revenue at our daily newspaper was primarily due to decreases in real estate advertising of $0.7 million, employment advertising of $0.5 million and automotive advertising of $0.1 million, partially offset by an increase in other advertising of $0.1 million. Employment advertising accounted for 41.1% of classified advertising revenue at the daily newspaper in the second quarter of 2007. The $0.6 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to a mid-week shared mail product previously reported by that division and now reported under the daily newspaper.

The total increase in retail and classified automotive advertising at our daily newspaper in the second quarter of 2007 was $0.3 million, or 6.6%, compared to the second quarter of 2006.

Total retail and classified Interactive revenue at our daily newspaper was $3.4 million in the second quarter of 2007, an increase of $1.1 million, or 46.9%, compared to $2.3 million in the second quarter of 2006.

National advertising revenue in the second quarter of 2007 was $1.9 million, a decrease of $0.8 million, or 28.8%, compared to $2.7 million in the second quarter of 2006.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the second quarter of 2007 and 2006:

	2007	2006	Percent Change
Advertising linage (inches):
Full run
Retail	161,776	172,497	(6.2)
Classified	148,833	174,169	(14.5)
National	9,758	14,829	(34.2)

Total full run	320,367	361,495	(11.4)
Part run	10,504	31,542	(66.7)

Total advertising linage	330,871	393,037	(15.8)

Preprint pieces (in thousands)	204,501	215,474	(5.1)

Total advertising linage in the second quarter of 2007 decreased 15.8% compared to the second quarter of 2006. Full run advertising linage in 2006 decreased 11.4% compared to the second quarter of 2006 primarily due to a reduction in classified and retail advertising linage. The decrease in classified advertising linage is primarily due to a decrease in the real estate, employment and automotive categories and the decrease in retail advertising linage is primarily due to decreases in the other, health services and building/hardware/lawn and garden categories. National advertising linage decreased primarily due to decreases in the other, movies and entertainment categories. Part run advertising linage decreased 66.7% in the second quarter of 2007 due to the elimination of daily zoned editions. Preprint advertising pieces decreased 5.1% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to decrease in both retail and national preprints.

The following table presents total pages and revenue per page for our community newspapers and shoppers and specialty products for the second quarter of 2007 and 2006:

Total pages:
Community newspapers	12,412	19,832	(37.4)
Shoppers and specialty products	13,043	15,810	(17.5)

Total pages	25,455	35,642	(28.6)

Revenue per page	$336.57	$297.10	13.3

Total pages for our community newspapers and shoppers business in the second quarter of 2007 decreased 28.6% compared to the second quarter of 2006. The decrease was primarily due to the reduction of 18 weekly Milwaukee-area community newspapers to eight and a mid-week shared mail product previously reported as a community shopper and now reported under the daily newspaper. Revenue per page increased 13.3% primarily due to the decrease in total full pages of advertising.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper, was $1.1 million in the second quarter of 2007, a decrease of $0.4 million, or 26.9%, compared to $1.5 million in the second quarter of 2006. The decrease was due to The Bon-Ton Stores, Inc.‘s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in the second quarter of 2007, a decrease of $0.1 million, or 61.8%, compared to $0.2 million in the second quarter of 2006.

Circulation revenue in the second quarter of 2007 accounted for 19.4% of total publishing revenue compared to 19.7% in the second quarter of 2006. Circulation revenue of $13.1 million in the second quarter of 2007 decreased $0.3 million, or 2.1%, compared to $13.4 million in the second quarter of 2006 primarily due to decreases in daily and Sunday average net paid circulation and a decrease in the Sunday average rate per copy at our daily newspaper and a change to a free distribution model of the community newspapers in the Milwaukee area at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 5.5% of total publishing revenue in the second quarter of 2007 compared to 4.6% in the second quarter of 2006. Other revenue in the second quarter of 2007 was $3.7 million, an increase of $0.6 million, or 15.5%, compared to $3.1 million in the second quarter of 2006. The increase was primarily due to an increase in commercial printing due to an agreement signed by our daily newspaper in late 2006 to print the USA Today in northern Illinois and eastern Wisconsin and an increase in commercial delivery revenue at the daily newspaper.

Publishing operating earnings in the second quarter of 2007 were $10.2 million, an increase of $2.9 million, or 40.3%, compared to $7.3 million in the second quarter of 2006. Operating earnings increased $3.9 million in the second quarter of 2007 at the daily newspaper primarily due to the second quarter of 2006 impact from the decrease in revenue related to a $5.1 million litigation settlement, a $1.7 million decrease in paper costs and $1.0 million decrease in legal and professional services, partially offset by the impact from the decrease in retail and classified (ROP) advertising and a $0.8 million pension plan curtailment credit in second quarter of 2006. Operating earnings decreased $1.0 million in the second quarter of 2007 at our community newspapers and shoppers primarily due to $1.1 million in insurance proceeds from a business interruption claim from the impact of Hurricane Katrina and a $0.4 million pension plan curtailment credit, both in the second quarter of 2006, partially offset by a $0.9 million gain on the sale of the Hartland, Wisconsin printing facility. Total newsprint and paper costs for our publishing businesses in the second quarter of 2007 were $7.0 million, a decrease of $1.8 million, or 20.6%, compared to $8.8 million in the second quarter of 2006, primarily due to a 13.9% decrease in newsprint consumption and a 9.7% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the second quarter of 2007 decreased primarily due to decreases in ROP advertising, editorial content, web-width and average net paid circulation at our daily newspaper.

Broadcasting

Revenue from broadcasting in the second quarter of 2007 was $56.0 million, a decrease of $2.4 million, or 4.1%, compared to $58.4 million in the second quarter of 2006. Operating earnings from broadcasting in the second quarter of 2007 were $11.3 million, a decrease of $4.9 million, or 30.1%, compared to $16.2 million in the second quarter of 2006.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2007 and 2006:

	2007			2006			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$22.0	$34.0	$56.0	$22.1	$36.3	$58.4	(4.1)

Operating earnings	$5.3	$6.0	$11.3	$6.8	$9.4	$16.2	(30.1)

Revenue from our radio stations in the second quarter of 2007 was $22.0 million, a decrease of $0.1 million, or 0.5%, compared to $22.1 million in the second quarter of 2006. The decrease was primarily due to a $0.2 million decrease in local advertising revenue, partially offset by a $0.1 million increase in national advertising.

Operating earnings from our radio stations were $5.3 million in the second quarter of 2007, a decrease of $1.5 million, or 22.1%, compared to $6.8 million in the second quarter of 2006. The decrease in operating earnings was due to an increase in payroll and payroll-related expenses, sales program expenses and a $0.2 million pension plan curtailment credit in the second quarter of 2006.

Revenue from our television stations in the second quarter of 2007 was $34.0 million, a decrease of $2.3 million, or 6.3%, compared to $36.3 million in the second quarter of 2006. The decrease was primarily due to a $1.2 million decrease in political and issue advertising, a $1.0 million decrease in national advertising primarily in the automotive category and $0.1 million decrease in local advertising.

Operating earnings from our television stations in the second quarter of 2007 were $6.0 million, a decrease of $3.4 million, or 36.2%, compared to $9.4 million in the second quarter of 2006. The decrease in operating earnings was primarily due to the decrease in revenue, an increase in programming expenses associated with additional newscasts and syndicated programming costs, an increase in payroll, payroll-related and sales expenses and a $0.3 million pension plan curtailment credit in the second quarter of 2006.

Printing Services

Revenue from printing services in the second quarter of 2007 was $16.5 million, a decrease of $0.2 million, or 1.0%, compared to $16.7 million in the second quarter of 2006. Operating earnings from printing services in the second quarter of 2007 were $1.0 million, an increase of $0.5 million, or 97.9%, compared to $0.5 million in the second quarter of 2006.

The decrease in printing services revenue was primarily due to a $0.6 million decrease in revenue from the printing of publications and manuals, partially offset by a $0.4 million increase in revenue from computer-related customers. In the second quarter of 2007, we recorded $1.9 million in revenue from new printing customers.

The increase in printing services operating earnings was primarily due to production efficiencies gained from new printing equipment and a change in business mix.

Other

Other revenue in the second quarter of 2007 was $7.4 million, a decrease of $3.6 million, or 33.0%, compared to $11.0 million in the second quarter of 2006. Other operating earnings in the second quarter of 2007 were $0.2 million, a decrease of $0.6 million, or 75.4%, compared to $0.8 million in the second quarter of 2006.

The following table presents our other revenue and operating earnings for the second quarter of 2007 and 2006:

	2007			2006
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$8.0	$(0.6)	$7.4	$11.6	$(0.6)	$11.0	(33.0)

Operating earnings (loss)	$(0.2)	$0.4	$0.2	$(0.2)	$1.0	$0.8	(75.4)

The decrease in other revenue in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to a decrease in postage amounts billed to customers and mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $4.1 million and $6.4 million of postage amounts billed to customers in the second quarter of 2007 and 2006, respectively.

The decrease in other operating earnings was primarily due to a favorable adjustment of an incentive compensation accrual at corporate in the second quarter of 2006.

Other Income and Expense and Taxes

Interest income was insignificant in the second quarter of 2007 and 2006. Interest expense was $1.9 million in the second quarter of 2007 compared to $3.9 million in the second quarter of 2006. The decrease is primarily due to a decrease in debt outstanding, which was reduced with the proceeds from the sale of Norlight Telecommunications, Inc. (Norlight), our former telecommunications subsidiary. Amortization of deferred financing costs was $0.1 million in the second quarter of 2007 and 2006.

The effective tax rate for continuing operations was 38.8% in the second quarter of 2007 compared to 40.1% in the second quarter of 2006.

Discontinued Operations

On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary. On June 13, 2007 and June 19, 2007, we announced the pending sales of our Louisiana publishing operations and of our New England publishing and printing operations, respectively. On June 26, 2007, we sold our Ohio publishing and printing operations. The operations of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers division have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

Gain from discontinued operations, net of income taxes, was $1.5 million in the second quarter of 2007 compared to $2.7 million in the second quarter of 2006. Income tax expense was $0.7 million in the second quarter of 2007 compared to $1.8 million in the second quarter of 2006.

Revenue from discontinued operations in the second quarter of 2007 was $10.5 million compared to $43.4 million in the second quarter of 2006. We recorded a $1.3 million net gain on the sale of the Ohio publishing and printing operations and a $0.1 million net gain from the operating results of our discontinued operations in the second quarter of 2007 compared to $2.7 million net gain from the operating results of our discontinued operations in the second quarter of 2006.

Net Earnings

Our net earnings in the second quarter of 2007 were $14.2 million, a decrease of $1.0 million, compared to $15.2 million in the second quarter of 2006. The decrease was primarily due to the decrease in operating earnings from continuing operations and the decrease in the gain from discontinued operations, partially offset by the decrease in interest expense in the second quarter of 2007 for the reasons described above.

Earnings per Share

Basic and diluted earnings per share from continuing operations were $0.19 for both in the second quarter of 2007 compared to $0.18 and $0.17, respectively in the second quarter of 2006. Basic and diluted earnings per share from discontinued operations were $0.03 and $0.02, respectively, in the second quarter of 2007 compared to $0.04 for both in the second quarter of 2006. Basic and diluted net earnings per share were $0.22 and $0.21, respectively, for both the second quarters of 2007 and 2006.

Two Quarters Ended July 1, 2007 compared to the Two Quarters Ended June 25, 2006

Consolidated Continuing Operations

Our consolidated revenue in the two quarters of 2007 was $290.7 million, a decrease of $9.9 million, or 3.3%, compared to $300.6 million in the two quarters of 2006. Our consolidated operating costs and expenses in the two quarters of 2007 were $159.1 million, a decrease of $3.0 million, or 1.8%, compared to $162.1 million in the two quarters of 2006. Our consolidated selling and administrative expenses in the two quarters of 2007 were $92.2 million, a decrease of $2.9 million, or 2.3%, compared to $95.1 million in the two quarters of 2006.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$134.0	46.1%	$137.4	45.7%
Broadcasting	107.8	37.1	110.1	36.6
Printing services	33.4	11.5	33.0	11.0
Other	15.5	5.3	20.1	6.7

Total revenue	290.7	100.0	300.6	100.0
Total operating costs and expenses	159.1	54.8	162.1	53.9
Selling and administrative expenses	92.2	31.7	95.1	31.7

Total operating costs and expenses and selling
and administrative expenses	251.3	86.5	257.2	85.6

Total operating earnings	$39.4	13.5%	$43.4	14.4%

The decrease in total revenue was due to a decrease in retail and classified ROP (run-of-press) advertising at our publishing business, a decrease in postage amounts billed to customers and a decrease in mailing services at our direct marketing services business, a decrease in Olympic advertising revenue at our NBC television affiliates and a decrease in national advertising at our television stations. These revenue decreases were partially offset by a revenue reduction in the two quarters of 2006 related to a litigation settlement, an increase in local advertising revenue at our television stations, an increase in interactive advertising revenue at our daily newspaper and television and radio stations, commercial printing and delivery revenue at our daily newspaper, local advertising revenue at our radio stations and an increase in revenue from the printing of publications and manuals at our printing services business.

The decrease in total operating costs and expenses was due to a decrease in postage and freight expense at our direct marketing services business, a decrease in paper costs at our publishing businesses and a decrease in production costs at our community newspapers and shoppers due to the consolidation of our Wisconsin printing plants. These cost decreases were partially offset by an increase in news and syndicated programming expenses at our television stations.

The decrease in selling and administrative expenses is primarily due to litigation-related expenses associated with a litigation settlement at the daily newspaper in the second quarter of 2006, a gain on the sale of the Hartland, Wisconsin printing facility and payroll cost reductions at our community newspapers and shoppers and a favorable adjustment from the termination of a sublease agreement at our printing services business. These decreases were partially offset by an increase in payroll and payroll-related expenses at our radio and television stations and an increase in promotion expenses at our radio stations.

Our consolidated operating earnings in the two quarters of 2007 were $39.4 million, a decrease of $4.0 million, or 9.2%, compared to $43.4 million in the two quarters of 2006. The following table presents our operating earnings by segment for the two quarters of 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$15.2	38.7%	$14.4	29.3%
Broadcasting	21.3	54.1	27.8	65.2
Printing services	2.1	5.2	1.0	2.1
Other	0.8	2.0	0.2	3.4

Total operating earnings	$39.4	100.0%	$43.4	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in television advertising revenue and the increase in programming expenses associated with additional newscasts at our television stations, a decrease in retail and classified ROP advertising revenue at our publishing businesses and an increase in payroll and payroll-related expenses at our radio stations. Partially offsetting these operating earnings decreases were a revenue reduction for a litigation settlement and litigation-related expenses in the two quarters of 2006, the decrease in corporate expenses and production efficiencies at our printing services business.

Our consolidated EBITDA in the two quarters of 2007 was $54.1 million, a decrease of $3.2 million, or 5.6%, compared to $57.3 million in the two quarters of 2006. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the two quarters of 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$87.5	$27.5
Gain from discontinued operations, net	(66.5)	(5.9)
Provision for income taxes	13.4	14.3
Total other expense, net	5.0	7.5
Depreciation	13.8	13.0
Amortization	0.9	0.9

EBITDA	$54.1	$57.3

The decrease in EBITDA is consistent with decreases in operating earnings in our broadcasting segment, partially offset by increases in operating earnings at our printing services, publishing and other segments for the reasons described above.

Publishing

Revenue from publishing in the two quarters of 2007 was $134.0 million, a decrease of $3.4 million, or 2.4%, compared to $137.4 million in the two quarters of 2006. Operating earnings from publishing were $15.2 million, an increase of $0.8 million, or 5.8%, compared to $14.4 million in the two quarters of 2006.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2007 and 2006:

	2007			2006
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$43.5	$14.9	$58.4	$39.9	$17.7	$57.6	1.5
Classified	31.1	3.1	34.2	33.2	4.1	37.3	(8.2)
National	4.3	--	4.3	5.1	--	5.1	(16.0)
Direct Marketing	2.2	--	2.2	2.9	--	2.9	(24.5)
Other	--	0.2	0.2	--	0.4	0.4	(43.5)

Total advertising revenue..	81.1	18.2	99.3	81.1	22.2	103.3	(3.8)
Circulation revenue	25.5	0.6	26.1	25.8	1.1	26.9	(2.9)
Other revenue	6.5	2.1	8.6	5.5	1.7	7.2	18.5

Total revenue	$113.1	$20.9	$134.0	$112.4	$25.0	$137.4	(2.4)

Operating earnings	$14.2	$1.0	$15.2	$11.1	$3.3	$14.4	5.8

Advertising revenue in the two quarters of 2007 accounted for 74.1% of total publishing revenue compared to 75.2% in the two quarters of 2006.

Retail advertising revenue in the two quarters of 2007 was $58.4 million, an increase of $0.8 million, or 1.5%, compared to $57.6 million in the two quarters of 2006. The $3.6 million increase at our daily newspaper was primarily due to the $5.1 million revenue reduction from a litigation settlement in the second quarter of 2006 and an increase in Interactive and specialty magazine advertising, partially offset by a decrease in ROP advertising, primarily in the other, health services, department stores, finance/insurance and business services categories. The $2.8 million decrease at our community newspapers and shoppers was due primarily to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in automotive advertising.

Classified advertising revenue in the two quarters of 2007 was $34.2 million, a decrease of $3.1 million, or 8.2%, compared to $37.3 million in the two quarters of 2006. Decreases in ROP classified advertising at our daily newspaper were partially offset by an increase in Interactive and Marketplace classified advertising. The $2.1 million decrease in classified advertising revenue at our daily newspaper was primarily due to decreases in real estate advertising of $1.1 million, employment advertising of $0.7 million and automotive advertising of $0.6 million, partially offset by an increase in other advertising of $0.3 million. Employment advertising accounted for 43.9% of classified advertising revenue at the daily newspaper in the two quarters of 2007. The $1.0 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper.

The total decrease in retail and classified automotive advertising at our daily newspaper in the two quarters of 2007 was $0.4 million, or 4.6%, compared to the two quarters of 2006.

Total retail and classified Interactive revenue at our daily newspaper was $6.4 million in the two quarters of 2007, an increase of $2.1 million, or 47.1%, compared to $4.3 million in the two quarters of 2006.

National advertising revenue in the two quarters of 2007 was $4.3 million, a decrease of $0.8 million, or 16.0%, compared to $5.1 million in the two quarters of 2006.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the two quarters of 2007 and 2006:

	2007	2006	Percent Change
Advertising linage (inches):
Full run
Retail	302,188	326,371	(7.4)
Classified	285,395	336,191	(15.1)
National	20,329	28,834	(29.5)

Total full run	607,912	691,396	(12.1)
Part run	18,244	56,892	(67.9)

Total advertising linage	626,156	748,288	(16.3)

Preprint pieces (in thousands)	414,808	423,724	(2.1)

Total advertising linage in the two quarters of 2007 decreased 16.3% compared to the two quarters of 2006. Full run advertising linage in 2006 decreased 12.1% compared to the two quarters of 2006 primarily due to a reduction in classified and retail advertising linage. The decrease in classified advertising linage is primarily due to a decrease in the real estate, employment and automotive categories and the decrease in retail advertising linage is primarily due to decreases in the other, health services, department stores, finance/insurance and business services categories. National advertising linage decreased primarily due to decreases in the other and movies categories. Part run advertising linage decreased 67.9% in the two quarters of 2007 due to the elimination of daily zoned editions. Preprint advertising pieces decreased 2.1% in the two quarters of 2007 primarily due to a decrease in national preprints.

The following table presents total pages and revenue per page for our community newspapers and shoppers and specialty products for the two quarters of 2007 and 2006:

	2007	2006	Percent Change
Total pages:
Community newspapers	24,800	37,754	(34.3)
Shoppers and specialty products	24,693	29,410	(16.0)

Total pages	49,493	67,164	(26.3)

Revenue per page	$329.65	$292.22	12.8

Total pages for our community newspapers and shoppers business in the two quarters of 2007 decreased 26.3% compared to the two quarters of 2006. The decrease was primarily due to reducing 18 weekly community newspapers to eight and a mid-week shared mail product previously reported as a community shopper and now reported under the daily newspaper. Revenue per page increased 12.8% primarily due to the decrease in total full pages of advertising.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper, was $2.2 million in the two quarters of 2007, a decrease of $0.7 million, or 24.5%, compared to $2.9 million in the two quarters of 2006. The decrease was due to The Bon-Ton Stores, Inc.‘s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.2 million in the two quarters of 2007, a decrease of $0.2 million, or 43.5%, compared to $0.4 million in the two quarters of 2006.

Circulation revenue in the two quarters of 2007 accounted for 19.5% of total publishing revenue compared to 19.6% in the two quarters of 2006. Circulation revenue of $26.1 million in the two quarters of 2007 decreased $0.8 million, or 2.9%, compared to $26.9 million in the two quarters of 2006 primarily due to decreases in daily and Sunday average net paid circulation and a decrease in the Sunday average rate per copy at our daily newspaper and a change to a free distribution model of the community newspapers in the Milwaukee area at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 6.4% of total publishing revenue in the two quarters of 2007 compared to 5.2% in the two quarters of 2006. Other revenue in the two quarters of 2007 was $8.6 million, an increase of $1.4 million, or 18.5%, compared to $7.2 million in the two quarters of 2006. The increase was primarily due to an increase in commercial printing due to an agreement signed by our daily newspaper in late 2006 to print the USA Today in northern Illinois and eastern Wisconsin and an increase in commercial delivery revenue at the daily newspaper.

Publishing operating earnings in the two quarters of 2007 were $15.2 million, an increase of $0.8 million, or 5.8%, compared to $14.4 million in the two quarters of 2006. Operating earnings increased $3.1 million in the two quarters of 2007 at the daily newspaper primarily due to the impact of the revenue reduction related to a $5.1 million litigation settlement in the two quarters of 2006, a $2.7 million decrease in paper costs and a $1.5 million decrease in litigation-related expenses, partially offset by the impact of the decrease in retail and classified (ROP) advertising, a $0.8 million pension plan curtailment credit in the two quarters of 2006, a vacation accrual adjustment and costs associated with reducing the web-width of the Milwaukee Journal Sentinel from 50 inches to 48 inches. Operating earnings decreased $2.3 million in the two quarters of 2007 at our community newspapers and shoppers primarily due to the decrease in revenue, costs associated with a lease termination, a $1.1 million in insurance proceeds from a business interruption claim from the impact of Hurricane Katrina and a $0.4 million pension plan curtailment credit, both in the two quarters of 2006, partially offset by a $0.9 million gain on the sale of the Hartland, Wisconsin printing facility. Total newsprint and paper costs for our publishing businesses in the two quarters of 2007 were $13.9 million, a decrease of $2.9 million, or 17.2%, compared to $16.8 million in the two quarters of 2006 primarily due to a 13.6% decrease in newsprint consumption and a 6.9% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the two quarters of 2007 decreased primarily due to decreases in ROP advertising, editorial content, web-width and average net paid circulation at our daily newspaper.

Broadcasting

Revenue from broadcasting in the two quarters of 2007 was $107.8 million, a decrease of $2.3 million, or 2.1%, compared to $110.1 million in the two quarters of 2006. Operating earnings from broadcasting in the two quarters of 2007 were $21.3 million, a decrease of $6.5 million, or 23.2%, compared to $27.8 million in the two quarters of 2006.

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2007 and 2006:

	2007			2006			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$40.2	$67.6	$107.8	$39.7	$70.4	$110.1	(2.1)

Operating earnings	$9.1	$12.2	$21.3	$10.6	$17.2	$27.8	(23.2)

Revenue from our radio stations in the two quarters of 2007 was $40.2 million, an increase of $0.5 million, or 1.3%, compared to $39.7 million in the two quarters of 2006. The increase was primarily due to a $0.4 million increase in local advertising revenue primarily from developmental revenue, which refers to non-transactional revenue that targets non-traditional advertisers, and Interactive revenue and $0.1 million in national advertising.

Operating earnings from our radio stations in the two quarters of 2007 were $9.1 million, a decrease of $1.5 million, or 14.2%, compared to $10.6 million in the two quarters of 2006. The decrease in operating earnings is due to an increase in payroll and payroll-related expenses, sales program expenses, promotion expenses, a $0.2 million pension plan curtailment credit in the two quarters of 2006 and a $0.1 million loss on the sale of KOMJ-AM in Omaha, Nebraska.

Revenue from our television stations in the two quarters of 2007 was $67.6 million, a decrease of $2.8 million, or 4.0%, compared to $70.4 million in the two quarters of 2006. The decrease was primarily due to a $3.3 million decrease in Olympic advertising revenue at our NBC affiliates, a $1.0 million decrease in political and issue advertising revenue and a $0.8 million decrease in national advertising revenue primarily in the automotive category, partially offset by a $2.2 million increase in local advertising revenue primarily from developmental and interactive revenue and a $0.1 million increase in other revenue.

Operating earnings from our television stations in the two quarters of 2007 were $12.2 million, a decrease of $5.0 million, or 29.1%, compared to $17.2 million in the two quarters of 2006. The decrease in operating earnings was primarily due to the decrease in revenue, an increase in programming expenses associated with additional newscasts and syndicated programming costs, an increase in sales expenses and a $0.3 million pension plan curtailment credit in the two quarters of 2006.

Printing Services

Revenue from printing services in the two quarters of 2007 was $33.4 million, an increase of $0.4 million, or 1.2%, compared to $33.0 million in the two quarters of 2006. Operating earnings from printing services in the two quarters of 2007 were $2.1 million, an increase of $1.1 million, or 100.3%, compared to $1.0 million in the two quarters of 2006.

The increase in printing services revenue was primarily due to an increase in revenue from the printing of publications and manuals, partially offset by a $0.7 million decrease in revenue from Dell Computer Corporation and other computer-related customers. In the second quarter of 2007, we recorded $3.7 million in revenue from new printing customers.

The increase in printing services operating earnings was primarily due to the increase in revenue, production efficiencies gained from new printing equipment, a favorable adjustment from the termination of a sublease agreement and a change in business mix.

Other

Other revenue in the two quarters of 2007 was $15.5 million, a decrease of $4.6 million, or 22.9%, compared to $20.1 million in the two quarters of 2006. Other operating earnings in the two quarters of 2007 were $0.8 million, an increase of $0.6 million compared to $0.2 million in the two quarters of 2006.

The following table presents our other revenue and operating earnings for the two quarters of 2007 and 2006:

	2007			2006
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$16.7	$(1.2)	$15.5	$21.4	$(1.3)	$20.1	(22.9)

Operating earnings (loss)	$(0.4)	$1.2	$0.8	$(0.3)	$0.5	$0.2	282.2

The decrease in other revenue in the two quarters of 2007 compared to the two quarters of 2006 was primarily due to a decrease in postage amounts billed to customers and mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $8.4 million and $11.3 million of postage amounts billed to customers in the two quarters of 2007 and 2006, respectively.

The increase in other operating earnings was primarily due to a favorable adjustment of an incentive compensation accrual at corporate in the two quarters of 2006.

Other Income and Expense and Taxes

Interest income was insignificant in the two quarters of 2007 and 2006. Interest expense was $5.0 million in the two quarters of 2007 compared to $7.5 million in the two quarters of 2006. The decrease is primarily due to a decrease in debt outstanding, which was reduced with the proceeds from the sale of Norlight, our former telecommunications subsidiary. Amortization of deferred financing costs was $0.2 million in the two quarters of 2007 and 2006.

The effective tax rate for continuing operations was 39.1% in the two quarters of 2007 and 39.9% in the two quarters of 2006.

Discontinued Operation

Gain from discontinued operations, net of income taxes, was $66.5 million in the two quarters of 2007 compared to $5.9 million in the two quarters of 2006. Income tax expense was $42.5 million in the two quarters of 2007 compared to $4.0 million in the two quarters of 2006.

Revenue from discontinued operations in the two quarters of 2007 was $38.6 million compared to $86.0 million in the two quarters of 2006. We recorded a $62.0 million net gain on the sale of Norlight and $1.3 million net gain on the sale of the Ohio publishing and printing operations in the two quarters of 2007. The net gain from the operating results from discontinued operations was $3.2 million in the two quarters of 2007 compared to $5.9 million in the two quarters of 2006.

Net Earnings

Our net earnings in the two quarters of 2007 were $87.5 million, an increase of $60.0 million, compared to $27.5 million in the two quarters of 2006. The increase was primarily due to the gain from discontinued operations of Norlight and the decrease in interest expense in the two quarters of 2007 for the reasons described above partially offset by the decrease in operating earnings from continuing operations.

Earnings per Share

Basic and diluted earnings per share from continuing operations were $0.31 and $0.30, respectively, in the two quarters of 2007 compared to $0.30 for both in the two quarters of 2006. Basic and diluted earnings per share from discontinued operations were $1.03 and $0.97, respectively, in the two quarters of 2007 compared to $0.09 and $0.08, respectively, in the two quarters of 2006. Basic and diluted net earnings per share were $1.34 and $1.27, respectively, for the two quarters of 2007 compared to $0.39 and $0.38, respectively, in the two quarters of 2007.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of July 1, 2007, we had borrowings of $118.4 million under the facility at a weighted average rate of 5.79%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of July 1, 2007, we are in compliance with both of these material covenants.

Dividends

On February 13, 2007, our board of directors increased the quarterly dividend on our class A and class B shares from $0.065 to $0.075 per share.

Divestitures

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

On June 26, 2007, Journal Community Publishing Group, our community newspaper and shopper subsidiary, completed the sale of the Central Ohio Advertiser Network, its Ohio publishing and printing operations, to Gannett Co., Inc. Proceeds, net of transaction expenses, were $8.9 million. To date, we have used the proceeds to reduce our obligations under our unsecured revolving credit facility. The divestiture of the Ohio publishing and printing operations will allow us to concentrate on growing our community newspaper and shopper business in our Wisconsin and Florida markets.

Share Repurchase Programs

In April 2006, our Board of Directors authorized the repurchase of up to five million shares of our class A common stock over the following 18 months. Under the program, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. In the two quarters of 2007, we repurchased 2.7 million of our class A shares pursuant to the April 2006 authorization.

In May 2007, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the following 18 months. Between May 2007 and July 1, 2007, we have not repurchased any of our class A shares pursuant to the May 2007 authorization.

Cash Flow

Cash balances were $6.4 million at July 1, 2007. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

Cash provided by operating activities was $2.2 million in the two quarters of 2007 compared to $48.3 million in the two quarters of 2006. The decrease was primarily due to $27.0 million in estimated tax payments on the gain on the sale of Norlight, a $10.4 million deposit with the Wisconsin Department of Revenue for an income tax assessment in the two quarters of 2007 and a decrease in cash provided by the operations of Norlight due to its sale in the two quarters of 2007 compared to the two quarters of 2006.

Cash provided by investing activities was $158.3 million in the two quarters of 2007 compared to cash used by investing activities of $17.4 million in the two quarters of 2006. Proceeds from the sale of Norlight, KOMJ-AM and the Ohio publishing and printing operations were $185.3 million in the two quarters of 2007. We remitted the final purchase payment of $10.0 million to Emmis to acquire the FCC license of KMTV-TV and our daily newspaper acquired two magazines for $1.4 million in the two quarters of 2007. Capital expenditures were $16.9 million in the two quarters of 2007 compared to $9.7 million in the two quarters of 2006. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements, including the web-width reduction project and consolidating certain distribution centers and our capital expenditures in our broadcasting segment are targeted towards technology upgrades, including investments in digital radio and tapeless news for our television stations, and a new building for our television station in Las Vegas, Nevada. We believe these expenditures will help us to optimize our results. The cash used for investing activities of discontinued operations in the two quarters of 2007 includes capital expenditures of $0.7 million primarily for Norlight compared to $7.7 million in the two quarters of 2006.

Cash used for financing activities was $162.0 million in the two quarters of 2007 compared to $31.2 million in the two quarters of 2006. Borrowings under our credit facility in the two quarters of 2007 were $175.9 million and we made payments of $292.5 million, reflecting the immediate use of proceeds received from the sale of Norlight and the Ohio publishing and printing operations, compared to borrowings of $115.9 million and payments of $115.8 million in the two quarters of 2006. In the two quarters of 2007 and 2006, we paid $35.1 million and $22.1 million, respectively, to purchase our class A common stock. We paid cash dividends of $10.6 million and $9.8 million in the two quarters of 2007 and 2006, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Russ Darrow Group, Inc. and Kings Way Homes Litigation. On December 27, 2006, a lawsuit was filed by Russ Darrow Group, Inc. against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court.  The plaintiff chose to opt-out of the class action settlement in Shorewest v. Journal Sentinel Inc. (Shorewest) and filed this separate lawsuit against Journal Sentinel Inc. repeating in large part the allegations related to overstated circulation in the Shorewest class action case.  The claims include: violation of the Wisconsin Deceptive Trade Practices Act; breach of contract and implied duty of good faith and fair dealing; strict misrepresentation; intentional misrepresentation; negligent misrepresentation; negligence; unjust enrichment; equitable recession; and punitive damages.  A hearing on the Motion to Dismiss the plaintiff’s tort claims was held on May 7, 2007. The judge declined to dismiss any of the claims.  On June 14, 2007, Journal Sentinel filed a petition for leave to appeal with the Wisconsin Court of Appeals based on the following three issues: (i)   the plaintiff’s tort claims are barred by the economic loss doctrine; (ii) the plaintiff is barred from bringing its Wisconsin deceptive trade practices claim by its on-going contractual relationship with Journal Sentinel Inc.; and (iii) the plaintiff’s unjust enrichment claim is precluded by its contract claim. The plaintiff filed its opposition brief on June 29, 2007. We believe the lawsuit is without merit and intend to defend the action vigorously.

On June 21, 2007, another opt-out from the Shorewest class action litigation, Kings Way Homes, filed suit.  The claims in the case mirror those in the Darrow case, except for an additional set of claims alleging in effect that Journal Sentinel’s refusal to enter into a new commercial advertising contract without a waiver of Shorewest-related claims is anti-competitive.  We do not believe that these additional claims are meritorious and intend to defend the action vigorously.

Our insurance carrier has accepted these claims under a reservation of rights and the amount that will be paid by the carrier, if any, is uncertain at this point in time.

ITEM 1A.    RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the second quarter ended July 1, 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 to April 29, 2007	533,600	$13.02	3,949,100	1,050,900
April 30 to May 27, 2007	--	$ --	3,949,100	6,050,900
May 28 to July 1, 2007	--	$ --	3,949,100	6,050,900

(1)	All shares of class A common stock purchased by us were purchased pursuant to a repurchase program publicly announced on April 25, 2006 and commenced on June 15, 2006, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares. These shares will remain authorized but unissued. The repurchase program will expire in October 2007.
(2)	On May 3, 2007, our Board of Directors authorized and we publicly announced the repurchase of up to 5,000,000 additional shares of our class A common stock over the subsequent 18 months. This repurchase program will expire in November 2008.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2007, we held our annual meeting of shareholders for the purpose of voting on the following items:

•	The election of three Class I directors: Don H. Davis, Jr., David G. Meissner and Ellen F. Siminoff, and
•	The approval of the Journal Communications, Inc. 2007 Omnibus Incentive Plan.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Journal Communications, Inc. common stock as they were instructed by the shareholders of Journal Communications, Inc. Approximately 75% of all shares of common stock eligible to vote were represented at the meeting in person or by proxy. The votes were:

	Term Expiring in 2010
	Don H. Davis, Jr.	David G. Meissner	Ellen F. Siminoff
Votes For	154,605,508	155,837,062	157,924,637
Votes Withheld	15,228,964	13,997,409	11,909,835

Total Votes	169,834,472	169,834,471	169,834,472

Our Continuing Board Members
Term Expiring in 2008	Term Expiring in 2009
Steven J. Smith	David J. Drury
Mary Ellen Stanek	Jonathan Newcomb
Owen Sullivan	Roger D. Peirce
Jeanette Tully

The proposal to approve Journal Communications, Inc. 2007 Omnibus Incentive Plan (the 2007 Plan) passed with 137,035,599 shares voting FOR the 2007 Plan, 18,308,324 shares voting AGAINST the 2007 Plan and 7,718,526 shares ABSTAINING.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: August 2, 2007	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: August 2, 2007	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer