Form 10-Q
period 2007-09-30
JOURNAL COMMUNICATIONS INC
filed 2007-11-07
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________

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

Yes [   ] No [X]

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at October 31, 2007
Class A Common Stock	47,125,709
Class B Common Stock	11,760,790
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Condensed Balance Sheets as of
		September 30, 2007 (Unaudited) and December 31, 2006	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Third Quarter and Three Quarters Ended
		September 30, 2007 and September 24, 2006	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Three Quarters Ended September 30, 2007	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Three Quarters Ended September 30, 2007
		and September 24, 2006	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of September 30, 2007	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	32
	Item 4.	Controls and Procedures	32
Part II.	Other Information
	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 3.	Defaults Upon Senior Securities	33
	Item 4.	Submission of Matters to a Vote of Security Holders	33
	Item 5.	Other Information	33
	Item 6.	Exhibits	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,660	$7,923
Receivables, less allowance for doubtful accounts
of $4,007 and $3,885	86,750	87,182
Inventories, net	6,298	6,752
Prepaid expenses and other current assets	12,916	11,495
Deferred income taxes	7,361	11,017
Assets of discontinued operations	133	118,589

TOTAL CURRENT ASSETS	120,118	242,958
Property and equipment, at cost, less accumulated depreciation
of $218,114 and $201,848	218,841	217,823
Goodwill	232,366	231,635
Broadcast licenses	223,529	196,659
Other intangible assets, net	26,159	26,826
Prepaid pension costs	5,208	--
Other assets	17,384	39,079
Non-current assets of discontinued operations	257	278

TOTAL ASSETS	$843,862	$955,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,524	$31,025
Accrued compensation	13,595	18,730
Accrued employee benefits	14,519	10,456
Deferred revenue	16,495	18,505
Accrued income taxes	15,017	4,048
Other current liabilities	8,061	18,368
Current liabilities of discontinued operations	224	20,939
Current portion of long-term liabilities	4,012	4,770

TOTAL CURRENT LIABILITIES	98,447	126,841
Accrued employee benefits	26,333	33,749
Long-term notes payable to banks	149,120	235,000
Deferred income taxes	59,743	62,089
Other long-term liabilities	13,336	16,687
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at September 30, 2007 and December 31, 2006	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at September 30, 2007 and December 31, 2006	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
11,954,649 shares at September 30, 2007 and 18,231,716
shares at December 31, 2006	206	268
Class A - authorized 170,000,000 shares; issued and outstanding:
47,504,979 shares at September 30, 2007 and 48,140,935
shares at December 31, 2006	475	481
Additional paid-in capital	310,415	334,948
Accumulated other comprehensive loss	(9,747)	(17,114)
Retained earnings	304,216	270,991
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	496,883	480,892

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$843,862	$955,258

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Continuing operations:
Revenue:
Publishing	$65,155	$69,615	$199,168	$206,965
Broadcasting	53,654	58,257	161,379	168,347
Printing services	18,328	15,456	51,730	48,452
Other	7,242	9,672	22,760	29,794

Total revenue	144,379	153,000	435,037	453,558
Operating costs and expenses:
Publishing	34,172	36,033	106,523	109,024
Broadcasting	25,462	24,105	71,592	68,321
Printing services	13,758	12,910	41,331	40,705
Other	6,155	8,490	19,231	25,584

Total operating costs and expenses	79,547	81,538	238,677	243,634
Selling and administrative expenses	43,368	46,984	135,523	142,069

Total operating costs and expenses and selling
and administrative expenses	122,915	128,522	374,200	385,703

Operating earnings	21,464	24,478	60,837	67,855
Other income and expense:
Interest income	23	10	26	29
Interest expense, net	(1,937)	(4,025)	(6,919)	(11,551)

Total other income and (expense)	(1,914)	(4,015)	(6,893)	(11,522)

Earnings from continuing operations before
income taxes	19,550	20,463	53,944	56,333
Provision for income taxes	6,944	8,238	20,396	22,536

Earnings from continuing operations	12,606	12,225	33,548	33,797
Gain from discontinued operations, net
of tax expense of $739, $878,
$43,209 and $4,926, respectively	1,293	1,276	67,832	7,218

Net earnings	$13,899	$13,501	$101,380	$41,015

Earnings available to class A and B
common shareholders	$13,436	$13,038	$99,989	$39,624

Earnings per share:
Basic:
Continuing operations	$0.20	$0.17	$0.50	$0.48
Discontinued operations	0.02	0.02	1.07	0.11

Net earnings	$0.22	$0.19	$1.57	$0.59

Diluted:
Continuing operations	$0.19	$0.17	$0.49	$0.47
Discontinued operations	0.02	0.02	1.00	0.10

Net earnings	$0.21	$0.19	$1.49	$0.57

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders’ Equity
For the Three Quarters Ended September 30, 2007
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Capital	Income	Earnings	at cost	Total	Income
Balance at December 31, 2006	$--	$33	$268	$481	$334,948	$(17,114)	$270,991	$(108,715)	$480,892
Net earnings							73,331		73,331	$73,331
Change in pension and post-retirement
(net of tax of $233)						(321)			(321)	(321)

										$73,010

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.075 per share)							(1,289)		(1,289)
Class A ($0.075 per share)							(3,615)		(3,615)
Issuance of shares:
Conversion of class B to class A			(15)	15					--
Stock grants					24				24
Shares purchased and retired				(21)	(14,596)		(13,494)		(28,111)
Adoption of FIN 48							45		45
Stock-based compensation					292		3		295

Balance at April 1, 2007	--	33	253	475	320,668	(17,435)	325,508	(108,715)	520,787

Net earnings							14,150		14,150	$14,150
Change in pension and post-retirement
(net of tax of $211)						315			315	315

										$14,465

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.075 per share)							(1,201)		(1,201)
Class A ($0.075 per share)							(3,582)		(3,582)
Issuance of shares:
Conversion of class B to class A			(10)	10					--
Stock grants					593				593
Employee stock purchase plan					358				358
Shares purchased and retired				(5)	(3,542)		(3,400)		(6,947)
Stock-based compensation					279		3		282

Balance at July 1, 2007	--	33	243	480	318,356	(17,120)	331,014	(108,715)	524,291

Net earnings							13,899		13,899	$13,899
Change in pension and post-retirement
(net of tax of $4,943)						7,373			7,373	7,373

										$21,272

Dividends declared:
Class C ($0.142 per share)							(463)		(463)
Class B ($0.075 per share)							(906)		(906)
Class A ($0.075 per share)							(3,639)		(3,639)
Issuance of shares:
Conversion of class B to class A			(6)	6					--
Stock grants					33				33
Shares purchased and retired			(31)	(11)	(8,172)		(35,692)		(43,906)
Stock-based compensation					198		3		201

Balance at September 30, 2007	$--	$33	$206	$475	$310,415	$(9,747)	$304,216	$(108,715)	$496,883

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 30, 2007	September 24, 2006
Cash flow from operating activities:
Net earnings	$101,380	$41,015
Less gain from discontinued operations	67,832	7,218

Earnings from continuing operations	33,548	33,797
Adjustments for non-cash items:
Depreciation	20,564	19,454
Amortization	1,448	1,437
Provision for doubtful accounts	1,017	1,122
Deferred income taxes	(3,611)	3,831
Non-cash compensation	1,385	756
Net loss (gain) from disposal of assets	(904)	20
Net changes in operating assets and liabilities, excluding effect of sales of businesses:
Receivables	(586)	(10,731)
Inventories	454	282
Accounts payable	(4,501)	(7,342)
Other assets and liabilities	(9,116)	13,211

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,698	55,837
Cash flow from investing activities:
Capital expenditures for property and equipment	(23,549)	(13,651)
Proceeds from sales of assets	2,724	74
Proceeds from sales of businesses	205,218	--
Acquisition of businesses	(11,596)	--

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES	172,797	(13,577)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	265,455	164,527
Payments on long-term notes payable to banks	(351,335)	(178,837)
Proceeds from issuance of common stock	322	964
Redemption of common stock	(78,964)	(24,760)
Cash dividends	(15,614)	(14,609)

NET CASH USED FOR FINANCING ACTIVTIES	(180,136)	(52,715)
Cash flow from discontinued operations:
Net operating activities	(32,951)	24,884
Net investing activities	(671)	(14,089)

NET CASH PROVIDED BY (USED FOR)
DISCONTINUED OPERATIONS	(33,622)	10,795

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,263)	340
Cash and cash equivalents:
Beginning of year	7,923	6,864

At September 30, 2007 and September 24, 2006	$6,660	$7,204

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operations of Norlight Telecommunications, Inc., our former telecommunications segment, and the regional publishing and printing operations of our community newspapers and shoppers business in Ohio, Louisiana and New England have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented. The operating results for the third quarter and three quarters ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks. The fourth quarter ended December 31, 2006 consisted of 14 weeks.

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

Basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, common shares are issued upon exercise of our non-statutory stock options when the current exercise price is less than the market price of our common shares, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

Basic and diluted earnings per share are computed as follows:

	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Basic earnings:
Earnings from continuing operations	$12,606	$12,225	$33,548	$33,797
Discontinued operations	1,293	1,276	67,832	7,218

Net earnings	13,899	13,501	101,380	41,015
Less dividends on class C common stock	(463)	(463)	(1,391)	(1,391)

Earnings available to class A and B
common shareholders	$13,436	$13,038	$99,989	$39,624

Weighted average class A and B
shares outstanding	62,054	66,975	63,655	67,725
Basic earnings per share:
Continuing operations	$0.20	$0.17	$0.50	$0.48
Discontinued operations	0.02	0.02	1.07	0.11

Net earnings	$0.22	$0.19	$1.57	$0.59

Diluted earnings:
Earnings available to class A and B
common shareholders	$13,436	$13,038	$99,989	$39,624
Plus dividends on class C common stock	463	463	1,391	1,391

Net earnings	$13,899	$13,501	$101,380	$41,015

Weighted average shares outstanding	62,054	66,975	63,655	67,725
Impact of restricted stock	72	35	83	57
Conversion of class C common stock	4,452	4,452	4,452	4,452

Adjusted weighted average shares outstanding	66,578	71,462	68,190	72,234

Diluted earnings per share:
Continuing operations	$0.19	$0.17	$0.49	$0.47
Discontinued operations	0.02	0.02	1.00	0.10

Net earnings	$0.21	$0.19	$1.49	$0.57

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares in the form of nonstatutory or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaces the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of September 30, 2007, there are 4,797,371 shares available for issuance under the 2007 Plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

2003 Equity Incentive Plan

Our 2003 Plan, which was replaced in May 2007 by our 2007 Plan, rewarded key employees for achieving designated corporate and individual performance goals and allowed for issuances to outside directors as part of their board compensation package. In February 2007, our board of directors approved and adopted an amendment to our 2003 Plan to provide for the inclusion of stock-settled stock appreciation rights as a permitted form of award under the Plan. Awards to outside directors could have been granted in any one or a combination of stock appreciation rights, stock grants, non-statutory stock options, performance unit grants and stock unit grants. Incentive stock options could have been granted to employees.

During the third quarter and three quarters ended September 30, 2007, we recognized $260 and $1,490, respectively, in stock-based compensation expense, including $0 and $96, respectively, recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 30, 2007 was $92 and $563, respectively. We recognize compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities associated with stock-based compensation during the three quarters of 2007. As of September 30, 2007, total unrecognized compensation cost related to stock-based compensation awards was $2,052, net of estimated forfeitures, which we expect to recognize over a weighted average period of 2.2 years. Stock-based compensation expense is reported in selling and administrative expenses and gain on discontinued operations in our consolidated condensed statements of earnings.

Non-statutory stock options

The compensation committee of our board of directors has granted non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed 10 years from the grant date. It is our policy to issue new class B common stock upon the exercise of non-statutory stock options.

In 2003 and 2004, our directors and certain of our employees were granted options to purchase class B common stock. These options are exercisable and will remain exercisable for a period of up to seven years from the grant date. There have been no options granted since 2004.

A summary of stock option activity during the three quarters of 2007 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	54,250	$ 18.25
Expired	(3,750)	19.95

Outstanding at September 30, 2007	50,500	18.13	3.4

Exercisable at September 30, 2007	50,500	18.13	3.4

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the third quarter is zero because the fair market value of our class B common stock on September 30, 2007 was lower than the weighted average exercise price of the options.

Stock appreciation rights

A stock appreciation right, or SAR, represents the right to receive an amount equal to the excess of the fair market value of a share of our class B common stock on the exercise date over the base value of the SAR, which shall not be less than the fair market value of a share of our class B common stock on the grant date. Each SAR will be settled only in shares of our class B common stock. The term during which any SAR may be exercised will be 10 years from the grant date, or such shorter period as determined by the compensation committee of our board of directors.

On February 16, 2007, the compensation committee of our board of directors granted a combination of 453,000 fixed price and 155,000 escalating price SARs to certain of our named executive officers. Each SAR has a term of 10 years from the date of grant and is subject to annual pro-rata vesting over a three year period. It is our policy to recognize compensation cost for awards with graded vesting on a straight-line basis over the vesting period for the entire award.

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

Fair value for SARs granted in the three quarters of 2007 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

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

A summary of SAR activity during the three quarters of 2007 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	--	$ --
Granted	608,000	13.73

Outstanding at September 30, 2007	608,000	13.73	9.4

Exercisable at September 30, 2007	--	--	--

Stock grants

The compensation committee of our board of directors has granted class B common stock to employees and directors. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date.

A summary of stock grant activity during the three quarters of 2007 is:

	Shares	Weighted Average Fair Value
Outstanding and non-vested at December 31, 2006	126,605	$ 14.15
Granted	100,894	13.46
Vested	(63,914)	13.90
Forfeited	(10,220)	13.97

Outstanding and non-vested at September 30, 2007	153,365	13.81

Fully vested at September 30, 2007	169,553	13.84

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

Our non-vested restricted stock grants vest either three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.5 years. The total fair value of shares vesting during the three quarters of 2007 was $888. There were 108,083 vested unrestricted and non-vested restricted stock grants issued to our directors and employees in the three quarters of 2006 at a weighted average fair value of $12.41, of which 67,016 shares have since vested with a total fair value of $805.

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 27,503 class B common shares sold to employees under this plan in the three quarters of 2007 at a weighted average fair value of $11.71. As of September 30, 2007, there are 2,734,127shares available for sale under the plan.

6	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 35 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2004 through 2006 tax returns are open for federal purposes, and our 2003 through 2006 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin, Michigan, and Kansas. During the three quarters of 2007, we deposited $10.4 million with the Wisconsin Department of Revenue for an income and franchise tax audit assessment for the years 1998 through 2002. We are currently disputing the assessment. We believe our position will be upheld through the appeals process and any overpayment of tax will be returned to us.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48).” As a result of our adoption of FIN 48, we reduced our liability for unrecognized tax benefits by $45 and increased the January 1, 2007 retained earnings balance. As of the date of adoption and after the impact of reducing our liability, we had total unrecognized tax benefits of $3,088, which, if recognized, would have an impact on our effective tax rate. It is possible for $154 of unrecognized tax benefits to be recognized within the next 12 months due to settlements with taxing authorities and the expiration of the statute of limitations.

We recognize penalties and interest related to unrecognized tax benefits in our provision for income taxes. We had approximately $1,929 accrued for interest and penalties at January 1, 2007 and we recognized $127 in interest expense related to unrecognized tax benefits in the three quarters of 2007. It is possible for approximately $57 of interest expense to be recognized within the next 12 months due to settlements with taxing authorities and the expiration of the statute of limitations.

During the third quarter of 2007, our liability for unrecognized tax benefits and related interest decreased by $825 due to the lapse of a certain statute of limitations. This was the primary reason our effective income tax rate decreased from 39.1% in the two quarters of 2007 to 37.8% in the three quarters of 2007 and had an $825 effect on our earnings from continuing operations and a $0.01 effect on our basic and diluted earnings per share.

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Paper and supplies	$5,054	$5,439
Work in process	841	722
Finished goods	585	784
Less obsolescence reserve	(182)	(193)

Inventories, net	$6,298	$6,752

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

8	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of September 30, 2007, we had borrowings of $149,120 under the facility at a weighted average interest rate of 5.97%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

9	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Service cost	$967	$1,073	$3,238	$3,426
Interest cost	2,188	2,168	6,487	6,530
Expected return on plan assets	(2,579)	(2,551)	(7,869)	(7,655)
Amortization of:
Unrecognized prior service cost	(63)	(80)	(207)	(291)
Unrecognized net loss	246	301	1,160	1,268
Curtailment credit	(184)	--	(242)	(1,682)

Net periodic benefit cost included in total
operating costs and expenses,
selling and administrative expenses
and discontinued operations	$575	$911	$2,567	$1,596

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Service cost	$34	$161	$102	$483
Interest cost	295	443	885	1,331
Amortization of:
Unrecognized prior service cost	(55)	(26)	(165)	(80)
Unrecognized net transition obligation	137	137	411	411
Unrecognized net loss	39	193	117	579

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$450	$908	$1,350	$2,724

In the first quarter of 2007, a pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight Telecommunications, Inc. (Norlight) to Q-Comm Corporation (Q-Comm) on February 26, 2007 and reflects a reduction in future pension benefit accruals for all non-union employees of Norlight. The curtailment gain was recorded in discontinued operations and is not reflected in the above table. Due to this pension plan change, the measurement of the net periodic benefit cost from February 26, 2007 until the sale of all three regional publishing and printing operations of our community newspapers and shoppers business is based upon a 5.75% discount rate.

In the second quarter of 2007, a pension plan curtailment gain of $58 was recorded as a result of the sale of Journal Community Publishing Group’s Central Ohio Advertiser Network (Ohio publishing and printing) to Gannett Co., Inc. on June 25, 2007. The curtailment gain reflects a reduction in future pension benefit accruals for the pension participants of the Ohio publishing and printing operations.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	EMPLOYEE BENEFIT PLANS continued

In the third quarter of 2007, a pension plan curtailment gain of $184 was recorded as a result of the sale of Journal Community Publishing Group’s Louisiana publishing operations to an affiliate of Target Media Partners on July 6, 2007 and the sale of Journal Community Publishing Group’s New England publishing and printing operations to Hersam Acorn Community Publishing, LLC on August 2, 2007. The curtailment gain reflects a reduction in future pension benefit accruals for the pension participants of these operations.

The net periodic pension benefit cost related to the three regional publishing and printing operations of our community newspapers and shoppers business reported in discontinued operations was $19 and $173 for the third quarter and three quarters of 2007, respectively and $118 and $349 for the third quarter and three quarters of 2006, respectively. Due to this pension plan change, the measurement of the net periodic pension benefit cost from the sale of all three regional publishing and printing operations of our community newspapers and shoppers business to the end of 2007 is based upon a 6.35% discount rate.

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

Amortization expense was $497 and $1,448 for the third quarter and three quarters ended September 30, 2007, respectively, and $482 and $1,437 for the third quarter and three quarters ended September 24, 2006. Estimated amortization expense for our next five fiscal years is $1,953 for 2007, $1,885 for 2008, $1,637 for 2009, $1,587 for 2010 and $1,229 for 2011.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2007
Network affiliation agreements	$26,930	$(3,596)	$23,334
Customer lists	16,207	(14,390)	1,817
Non-compete agreements	15,281	(15,252)	29
Other	3,650	(2,671)	979

Total	$62,068	$(35,909)	$26,159

As of December 31, 2006
Network affiliation agreements	$26,930	$(2,796)	$24,134
Customer lists	15,987	(13,832)	2,155
Non-compete agreements	15,251	(15,251)	--
Other	3,119	(2,582)	537

Total	$61,287	$(34,461)	$26,826

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. Adjustments of $27,258 and ($388) were made to the carrying value of the broadcast licenses for the acquisition of the KMTV-TV FCC license and the divestiture of the KOMJ-AM FCC license, respectively, which occurred contemporaneously on March 27, 2007. The net carrying amount of our broadcast licenses was $223,529 and $196,659 as of September 30, 2007 and December 31, 2006, respectively.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	GOODWILL AND OTHER INTANGIBLE ASSETS continued

Goodwill

The change in the carrying amount of goodwill for the three quarters ended September 30, 2007 is as follows:

Reporting unit	Goodwill at December 31, 2006	Adjustment	Goodwill at September 30, 2007
Daily newspaper	$2,084	$816	$2,900
Community newspapers & shoppers	12,178	--	12,178
Broadcasting	216,963	(85)	216,878
Direct marketing services	410	--	410

Total	$231,635	$731	$232,366

The changes to the carrying amount of goodwill in the three quarters ended September 30, 2007 represent the divestiture of KOMJ-AM, Omaha, Nebraska, to Cochise Broadcasting LLC on March 27, 2007 and the acquisition of the Wisconsin Trails and Milwaukee Home & Fine Living magazines on February 23, 2007.

11	DISCONTINUED OPERATIONS

Community newspapers and shoppers

On August 2, 2007, Hersam Acorn Community Publishing, LLC acquired Journal Community Publishing Group’s New England publishing and printing operations. Proceeds, net of transaction expenses, were $15.4 million and resulted in a loss on discontinued operations before income taxes of $0.2 million.

On July 6, 2007, an affiliate of Target Media Partners acquired Journal Community Publishing Group’s Louisiana publishing operation. Proceeds, net of transaction expenses, were $4.4 million and resulted in a gain on discontinued operations before income taxes of $1.6 million.

On June 25, 2007, Gannett Co., Inc. acquired Journal Community Publishing Group’s Central Ohio Advertiser Network and its commercial printing business. Proceeds, net of transaction expenses, were $8.9 million and resulted in a gain on discontinued operations before income taxes of $1.9 million.

The operations of these three regional publishing and printing operations of our community newspapers and shoppers business have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

The following table summarizes the three regional publishing and printing operations’results of operations which are included in discontinued operations in our consolidated condensed statement of earnings for the third quarter and three quarters of 2007 and 2006:

	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenue	$2,334	$10,564	$22,450	$31,712
(Loss) earnings before income taxes	$(31)	$703	$1,439	$2,424

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS continued

The three regional publishing and printing operations’ current assets and current liabilities reported as discontinued operations in our consolidated condensed balance sheets at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Receivables	$60	$5,066
Inventories, net	--	1,138
Prepaid expenses	18	262
Property and equipment, net	--	6,021
Goodwill	--	13,917
Other intangible assets, net	--	242
Other assets	--	11

Total current assets	$78	$26,657

Deferred revenue	1	182
Other liabilities	158	110

Total current liabilities	$159	$292

The long-term assets and long-term liabilities as of December 31, 2006 were classified as current because the sales were expected to occur within one year.

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

The following table summarizes Norlight’s results of operations which are included in the gain from discontinued operations in our consolidated condensed statement of earnings for the third quarter and three quarters of 2007 and 2006:

	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenue	$--	$31,030	$18,452	$95,928
(Loss) earnings before income taxes	$(46)	$3,124	$4,469	$11,391

Norlight’s current assets and current liabilities reported as discontinued operations in the consolidated condensed balance sheets at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Receivables	$55	$2,614
Inventories, net	--	934
Prepaid expenses	--	2,248
Property and equipment, net	--	83,616
Goodwill	--	188
Other intangible assets, net	--	1,099
Other assets	--	1,228

Total current assets	$55	$91,927

Accounts payable	$--	$3,292
Accrued compensation	--	2,651
Current portion of long-term liabilities	--	241
Accrued employee benefits	--	168
Other liabilities	--	14,212

Total current liabilities	$--	$20,564

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS continued

Norlight’s long-term assets and long-term liabilities as of December 31, 2006 were classified as current because the sale was expected to occur within one year. Accordingly, Norlight’s property and equipment and other intangible assets were classified as held-for-sale and were not depreciated or amortized since November 13, 2006, the date the decision was made to sell Norlight.

NorthStar Print Group, Inc.

On January 25, 2005, we entered into a definitive asset sale agreement with Multi-Color Corporation pursuant to which Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. We retained certain real estate and liabilities for environmental clean-up. In the third quarter of 2006, we recorded a loss from discontinued operations, before income taxes, of $1.7 million from a purchase price adjustment.

NorthStar’s current and non-current assets and current liabilities reported as discontinued operations in the consolidated condensed balance sheets at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Receivables	$--	$5

Total current assets	$--	$5

Property and equipment, net	$257	$278

Total non-current assets	$257	$278

Accounts payable (environmental liabilities)	$65	$83

Total current liabilities	$65	$83

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 45 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 10 television stations in 12 states and the operation of two television stations under local marketing agreements. Our interactive media assets include more than 75 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures from continuing operations for the third quarter and three quarters ended September 30, 2007 and September 24, 2006 and identifiable total assets at September 30, 2007 and December 31, 2006.

	Third Quarter Ended		Three Quarters Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenue
Publishing	$65,155	$69,615	$199,168	$206,965
Broadcasting	53,654	58,257	161,379	168,347
Printing services	18,328	15,456	51,730	48,452
Other	7,242	9,672	22,760	29,794

	$144,379	$153,000	$435,037	$453,558

Operating earnings
Publishing	$9,378	$9,013	$24,611	$23,415
Broadcasting	9,717	15,052	31,015	42,797
Printing services	2,375	421	4,422	1,443
Other	(6)	(8)	789	200

	$21,464	$24,478	$60,837	$67,855

Depreciation and amortization
Publishing	$3,228	$3,089	$10,041	$9,430
Broadcasting	3,229	3,140	9,624	9,365
Printing services	537	491	1,562	1,441
Other	262	226	785	655

	$7,256	$6,946	$22,012	$20,891

Capital expenditures
Publishing	$894	$1,122	$9,999	$4,430
Broadcasting	5,505	1,822	10,447	6,862
Printing services	200	472	982	1,367
Other	57	492	2,121	992

	$6,656	$3,908	$23,549	$13,651

	September 30, 2007	December 31, 2006
		Audited
Identifiable total assets
Publishing	$176,957	$181,195
Broadcasting	617,592	607,089
Printing services	21,402	21,998
Other including corporate and discontinued operations	27,911	144,976

	$843,862	$955,258

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 30, 2007, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 45 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 10 television stations in 12 states and the operation of two television stations under a local marketing agreement. Our interactive media assets include more than 75 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past two years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified run-of-press advertising (due in part to department store consolidation and weakened employment and real estate economics), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the recent housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

The weak advertising environment persisted in our publishing and broadcasting businesses in the third quarter of 2007. Publishing continued to face softness in employment and real estate classified advertising as well as in retail advertising. Third quarter advertising revenue at our daily newspaper was disappointing, with weakness in a number of categories including small to mid-size retailers, furniture, entertainment and department stores. However, total retail and classified automobile advertising in all products at our daily newspaper increased 2.8% in the third quarter of 2007 compared to the third quarter of 2006. Interactive revenue growth, up to $3.4 million at the daily newspaper, continues to be strong with a 32.8% increase in the third quarter of 2007 compared to the third quarter of 2006. In an effort to offset the advertising decreases, our daily newspaper’s focus on expense control resulted in total operating expenses decreasing about 6%, excluding an insurance settlement. Recently, the daily newspaper announced an employee separation program to better align the size of its business with the changing dynamics of the newspaper industry. The daily newspaper expects to record a charge of $3.0 million to $3.3 million in the fourth quarter of 2007. At our community newspapers and shoppers business, revenue decreased 15.4% in the third quarter of 2007 compared to the third quarter of 2006. This reflects in large part the product changes that we have made at Community Newspapers (our Milwaukee area publications group). In late September 2007, we partnered with Monster Worldwide, Inc. (Monster®) and launched the co-branded employment site, JobNoggin.com, which combines the promotional strength of our daily newspaper, JSOnline.com and our Milwaukee television and radio properties with Monster®‘s product and brand. In Omaha, where we own a television station and five radio stations, we recently launched ONow.com, a free classified website.

Our television business was also challenged in the third quarter of 2007, reflecting tougher comparisons due to an off-cycle year in political and issue advertising, a decrease in national advertising and a decrease in automotive advertising. Revenue from our radio stations decreased modestly in the third quarter of 2007; however, on a same-station basis (excluding revenue generated by KBBX-FM, which was sold in September 2006 and KOMJ-AM, which was sold earlier in 2007), the revenue decrease was only 0.5% compared to the third quarter of 2006. On a positive note, we experienced revenue and operating earnings growth at our Boise, Knoxville, Springfield and Tulsa radio clusters.

Our printing services business recorded a significant increase in revenue and operating earnings and achieved its best quarterly performance since our initial public offering four years ago. We are benefiting from new revenue opportunities in online, developmental programs and targeted products as well as from production efficiencies. We are also continuing our focus on cost containment initiatives that will have an ongoing impact on the operation of our businesses.

We completed the sales of our New England- Ohio- and Louisiana-based community publishing and printing operations in the second and third quarters of 2007. These divestitures will allow us to concentrate on growing our community newspaper and shopper business in the markets in which we currently operate. In aggregate, proceeds for the assets of the three clusters, net of transaction expenses, were $28.7 million and the after-tax gain was $2.0 million.

Results presented in our financial statements are for continuing operations only and exclude the performance of our former telecommunications segment, which was sold in February 2007, and the regional publishing and printing operations of our community newspapers and shoppers business in Ohio, New England and Louisiana. These businesses are shown as discontinued operations and their results are excluded from revenues, operating expenses and operating earnings but are included in 2007 and 2006 net earnings and earnings per share. In the third quarter and three quarters of 2007, net earnings from discontinued operations were $1.3 million and $67.8 million, respectively, compared to $1.3 million and $7.2 million in the third quarter and three quarters of 2006, respectively.

In late September 2007, we entered into an agreement to purchase KPSE-LP, the My-Network affiliate in Palm Springs, California, where we currently own the NBC affiliate, KMIR-TV. We began operating KPSE-LP under a local marketing agreement on October 1, 2007.

Results of Operations

Third Quarter Ended September 30, 2007 compared to the Third Quarter Ended September 24, 2006

Consolidated Continuing Operations

Our consolidated revenue in the third quarter of 2007 was $144.4 million, a decrease of $8.6 million, or 5.6%, compared to $153.0 million in the third quarter of 2006. Our consolidated operating costs and expenses in the third quarter of 2007 were $79.5 million, a decrease of $2.0 million, or 2.4%, compared to $81.5 million in the third quarter of 2006. Our consolidated selling and administrative expenses in the third quarter of 2007 were $43.4 million, a decrease of $3.6 million, or 7.7%, compared to $47.0 million in the third quarter of 2006.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$65.2	45.1%	$69.6	45.5%
Broadcasting	53.7	37.2	58.3	38.1
Printing services	18.3	12.7	15.4	10.1
Other	7.2	5.0	9.7	6.3

Total revenue	144.4	100.0	153.0	100.0
Total operating costs and expenses	79.5	55.1	81.5	53.3
Selling and administrative expenses	43.4	30.0	47.0	30.7

Total operating costs and expenses and selling
and administrative expenses	122.9	85.1	128.5	84.0

Total operating earnings	$21.5	14.9%	$24.5	16.0%

The decrease in total revenue was due to the decrease in political and issue advertising at our television stations, the decrease in classified and retail ROP (run-of-press) advertising at our publishing business, the decrease in postage amounts billed to customers and the decrease in offset printing services at our direct marketing services. These revenue decreases were partially offset by an increase in revenue from computer-related customers from the printing of publications and manuals at our printing services business, an increase in Interactive advertising revenue at our daily newspaper and television and radio stations and an increase in commercial printing and delivery revenue at our daily newspaper.

The decrease in total operating costs and expenses was due to a decrease in postage and freight expense at our direct marketing services business and a decrease in paper costs at our publishing businesses. These cost decreases were partially offset by an increase in programming expenses associated with additional newscasts and programming expenses at our television stations, an increase in sports rights fees at one of our Milwaukee radio stations for Green Bay Packers and Milwaukee Brewers games, and an increase in operating expenses due to the increase in revenue at our printing services business.

The decrease in selling and administrative expenses is primarily due to a $0.7 million insurance settlement received in 2007 associated with legal expenses recorded in 2006, a decrease in selling expenses due to the changes made to the Milwaukee-area community newspapers at our community newspapers and shoppers business and a decrease in incentive compensation at our television and radio stations.

Our consolidated operating earnings in the third quarter of 2007 were $21.5 million, a decrease of $3.0 million, or 12.3%, compared to $24.5 million in the third quarter of 2006. The following table presents our operating earnings by segment for the third quarter of 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$9.4	43.7%	$9.0	36.8%
Broadcasting	9.7	45.3	15.1	61.5
Printing services	2.4	11.0	0.4	1.7
Other	--	--	--	--

Total operating earnings	$21.5	100.0%	$24.5	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in television advertising revenue and the increase in programming expenses associated with additional newscasts and programming expenses at our television stations, a decrease in classified and retail ROP advertising revenue at our publishing businesses and an increase in sports rights fees at one of our Milwaukee radio stations for Green Bay Packers and Milwaukee Brewers games. Partially offsetting these operating earnings decreases were a decrease in paper costs at our publishing businesses, the operating earnings impact of the increase in revenue at our printing services business and an insurance settlement at our daily newspaper.

Our consolidated EBITDA in the third quarter of 2007 was $28.7 million, a decrease of $2.7 million, or 8.6%, compared to $31.4 million in the third quarter of 2006. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the third quarter of 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$13.9	$13.5
Gain from discontinued operations, net	(1.3)	(1.3)
Provision for income taxes	6.9	8.2
Total other expense, net	1.9	4.0
Depreciation	6.8	6.5
Amortization	0.5	0.5

EBITDA	$28.7	$31.4

The decrease in EBITDA is consistent with the decrease in operating earnings in our broadcasting segment, partially offset by increases in operating earnings at our printing services and publishing segments for the reasons described above.

Publishing

Revenue from publishing in the third quarter of 2007 was $65.2 million, a decrease of $4.4 million, or 6.4%, compared to $69.6 million in the third quarter of 2006. Operating earnings from publishing were $9.4 million, an increase of $0.4 million, or 4.0%, compared to $9.0 million in the third quarter of 2006.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2007 and 2006:

	2007			2006
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$21.5	$7.1	$28.6	$21.9	$8.4	$30.3	(5.6)
Classified	14.9	1.7	16.6	16.7	2.1	18.8	(12.1)
National	2.4	--	2.4	2.6	--	2.6	(7.2)
Direct Marketing	0.8	--	0.8	1.3	--	1.3	(37.1)
Other	--	0.1	0.1	--	0.1	0.1	--

Total advertising revenue..	39.6	8.9	48.5	42.5	10.6	53.1	(8.8)
Circulation revenue	12.9	0.2	13.1	13.1	0.6	13.7	(4.0)
Other revenue	2.6	1.0	3.6	2.1	0.7	2.8	26.0

Total revenue	$55.1	$10.1	$65.2	$57.7	$11.9	$69.6	(6.4)

Operating earnings	$9.2	$0.2	$9.4	$7.8	$1.2	$9.0	4.0

Advertising revenue in the third quarter of 2007 accounted for 74.4% of total publishing revenue compared to 76.3% in the third quarter of 2006.

Retail advertising revenue in the third quarter of 2007 was $28.6 million, a decrease of $1.7 million, or 5.6%, compared to $30.3 million in the third quarter of 2006. The $0.4 million decrease at our daily newspaper was due to a decrease in ROP advertising primarily in the small to mid-size retailers, furniture, entertainment and department stores categories, partially offset by increases in Interactive, specialty magazines and shared mail advertising. The $1.3 million decrease at our community newspapers and shoppers was primarily due to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in automotive and real estate advertising.

Classified advertising revenue in the third quarter of 2007 was $16.6 million, a decrease of $2.2 million, or 12.1%, compared to $18.8 million in the third quarter of 2006. Decreases in ROP classified advertising at our daily newspaper were partially offset by an increase in Interactive and Marketplace (our TMC or Total Market Coverage product) classified advertising. The $1.8 million decrease in classified advertising revenue at our daily newspaper was primarily due to decreases in employment advertising of $1.0 million and real estate advertising of $1.0 million, partially offset by an increase in other advertising of $0.2 million. Automotive classified advertising revenue in the third quarter of 2007 was essentially even compared to the third quarter of 2006. Employment advertising accounted for 41.0% of classified advertising revenue at the daily newspaper in the third quarter of 2007. The $0.4 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to a mid-week shared mail product previously reported by that division and now reported under the daily newspaper.

The total increase in retail and classified automotive advertising in all products at our daily newspaper in the third quarter of 2007 was $0.1 million, or 2.8%, compared to the third quarter of 2006.

Total retail and classified Interactive revenue at our daily newspaper was $3.4 million in the third quarter of 2007, an increase of $0.8 million, or 32.8%, compared to $2.6 million in the third quarter of 2006.

National advertising revenue in the third quarter of 2007 was $2.4 million, a decrease of $0.2 million, or 7.2%, compared to $2.6 million in the third quarter of 2006.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the third quarter of 2007 and 2006:

	2007	2006	Percent Change
Advertising linage (inches):
Full run
Retail	150,388	164,555	(8.6)
Classified	138,690	166,666	(16.8)
National	13,472	13,772	(2.2)

Total full run	302,550	344,993	(12.3)
Part run	11,397	28,047	(59.4)

Total advertising linage	313,947	373,040	(15.8)

Preprint pieces (in thousands)	201,269	208,542	(3.5)

Total advertising linage in the third quarter of 2007 decreased 15.8% compared to the third quarter of 2006. Full run advertising linage in 2006 decreased 12.3% compared to the third quarter of 2006 primarily due to a reduction in classified and retail advertising linage. The decrease in classified advertising linage is primarily due to a decrease in the real estate, automotive and employment categories and the decrease in retail advertising linage is primarily due to decreases in the small to mid-size retailers, furniture, entertainment and department stores categories. National advertising linage decreased primarily due to decreases in the other and business services categories. Part run advertising linage decreased 59.4% in the third quarter of 2007 compared to the third quarter of 2006 due to the elimination of daily zoned editions. Preprint advertising pieces decreased 3.5% in the third quarter of 2007 compared to the third quarter of 2006 due to a decrease in national preprints partially offset by an increase in retail preprints.

The following table presents total pages and revenue per page for our community newspapers and shoppers and specialty products for the third quarter of 2007 and 2006:

	2007	2006	Percent Change
Total pages:
Community newspapers	11,576	15,732	(26.4)
Shoppers and specialty products	12,378	14,979	(17.4)

Total pages	23,954	30,711	(22.0)

Revenue per page	$329.14	$312.81	5.2

Total pages for our community newspapers and shoppers business in the third quarter of 2007 decreased 22.0% compared to the third quarter of 2006. The decrease was primarily due to the reduction of 18 weekly Milwaukee-area community newspapers to eight and a mid-week shared mail product previously reported as a community shopper and now reported under the daily newspaper. Revenue per page increased 5.2% primarily due to the decrease in total full pages of advertising.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper, was $0.8 million in the third quarter of 2007, a decrease of $0.5 million, or 37.1%, compared to $1.3 million in the third quarter of 2006. The decrease was due to a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in both the third quarter of 2007 and 2006.

Circulation revenue in the third quarter of 2007 accounted for 20.1% of total publishing revenue compared to 19.7% in the third quarter of 2006. Circulation revenue of $13.1 million in the third quarter of 2007 decreased $0.6 million, or 4.0%, compared to $13.7 million in the third quarter of 2006 primarily due to decreases in daily and Sunday average net paid circulation at our daily newspaper and a change to a free distribution model of the community newspapers in the Milwaukee area at our community newspapers and shoppers business.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 5.5% of total publishing revenue in the third quarter of 2007 compared to 4.0% in the third quarter of 2006. Other revenue in the third quarter of 2007 was $3.6 million, an increase of $0.8 million, or 26.0%, compared to $2.8 million in the third quarter of 2006. The $0.5 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from an agreement signed by our daily newspaper in late 2006 to print the USA Today in northern Illinois and eastern Wisconsin. The $0.3 million increase at our community newspapers and shoppers is due to an increase in commercial printing revenue from new customers.

In September 2007, our daily newspaper signed a three-year agreement to print the Chicago Reader for distribution in the greater Chicago, Illinois area. Printing commenced in October 2007.

Publishing operating earnings in the third quarter of 2007 were $9.4 million, an increase of $0.4 million, or 4.0%, compared to $9.0 million in the third quarter of 2006. Operating earnings increased $1.4 million in the third quarter of 2007 at the daily newspaper primarily due to a $1.9 million decrease in newsprint and paper costs, a $0.7 million insurance settlement and cost control initiatives, partially offset by the impact from the decrease in retail and classified ROP advertising. Operating earnings decreased $1.0 million in the third quarter of 2007 at our community newspapers and shoppers primarily due to the impact from the decreases in revenue. Total newsprint and paper costs for our publishing businesses in the third quarter of 2007 were $6.4 million, a decrease of $2.0 million, or 23.8%, compared to $8.4 million in the third quarter of 2006, primarily due to an 11.8% decrease in newsprint consumption and a 15.9% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the third quarter of 2007 decreased primarily due to decreases in ROP advertising, average net paid circulation and reductions in the web-width at our daily newspaper.

Broadcasting

Revenue from broadcasting in the third quarter of 2007 was $53.7 million, a decrease of $4.6 million, or 7.9%, compared to $58.3 million in the third quarter of 2006. Operating earnings from broadcasting in the third quarter of 2007 were $9.7 million, a decrease of $5.4 million, or 35.4%, compared to $15.1 million in the third quarter of 2006.

The following table presents our broadcasting revenue and operating earnings for the third quarter of 2007 and 2006:

	2007			2006			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$22.5	$31.2	$53.7	$23.0	$35.3	$58.3	(7.9)

Operating earnings	$6.3	$3.4	$9.7	$7.4	$7.7	$15.1	(35.4)

Revenue from our radio stations in the third quarter of 2007 was $22.5 million, a decrease of $0.5 million, or 2.3%, compared to $23.0 million in the third quarter of 2006. The decrease was primarily due to a $0.2 million decrease in political and issue advertising, a $0.1 million decrease in local advertising, a $0.1 million decrease in national advertising and a $0.1 million decrease in other revenue. On a same-station basis (excluding revenue generated by KBBX-FM, which was sold in September 2006 and KOMJ-AM, which was sold earlier this year), radio revenue decreased 0.5% in the third quarter of 2007 compared to the third quarter of 2006.

Operating earnings from our radio stations were $6.3 million in the third quarter of 2007, a decrease of $1.1 million, or 14.5%, compared to $7.4 million in the third quarter of 2006. The decrease in operating earnings was due to an increase in programming expenses associated with sports rights fees at one of our Milwaukee radio stations for Green Bay Packers and Milwaukee Brewers games that occurred during the third quarter of 2007, the impact from the decrease in revenue and an increase in payroll expense, partially offset by a decrease in incentive compensation expense.

Revenue from our television stations in the third quarter of 2007 was $31.2 million, a decrease of $4.1 million, or 11.6%, compared to $35.3 million in the third quarter of 2006. The decrease was primarily due to a $3.6 million decrease in political and issue advertising and an $0.8 million decrease in national advertising and in the automotive category, partially offset by a $0.2 million increase in local advertising and a $0.1 million increase in other revenue.

Operating earnings from our television stations in the third quarter of 2007 were $3.4 million, a decrease of $4.3 million, or 55.8%, compared to $7.7 million in the third quarter of 2006. The decrease in operating earnings was primarily due to the impact of the decrease in revenue, an increase in programming expenses associated with additional newscasts, increases in programming and Interactive costs and an increase in bad debt expense, partially offset by a decrease in incentive compensation expense.

Printing Services

Revenue from printing services in the third quarter of 2007 was $18.3 million, an increase of $2.9 million, or 18.6%, compared to $15.4 million in the third quarter of 2006. Operating earnings from printing services in the third quarter of 2007 were $2.4 million, an increase of $2.0 million, or 464.1%, compared to $0.4 million in the third quarter of 2006.

The increase in printing services revenue was primarily due to a $1.6 million increase in revenue from Dell Computer Corporation (Dell) and computer-related customers and a $1.3 million increase in revenue from the printing of publications and manuals. We do not expect the same level of business from Dell to continue in future periods and we believe our revenue from Dell will decrease in 2008.

The increase in printing services operating earnings was primarily due to the increase in revenue, production efficiencies, a decrease in waste and a change in business mix.

Other

Other revenue in the third quarter of 2007 was $7.2 million, a decrease of $2.5 million, or 25.1%, compared to $9.7 million in the third quarter of 2006. Other operating earnings were insignificant in the third quarter of 2007 and the third quarter of 2006.

The following table presents our other revenue and operating earnings for the third quarter of 2007 and 2006:

	2007			2006
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$7.8	$(0.6)	$7.2	$10.0	$(0.3)	$9.7	(25.1)

Operating earnings (loss)	$(0.1)	$0.1	$--	$(0.2)	$0.2	$--	--

The decrease in other revenue in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to a decrease in postage amounts billed to customers and a decrease in offset printing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $3.9 million and $5.5 million of postage amounts billed to customers in the third quarter of 2007 and 2006, respectively.

Other Income and Expense and Taxes

Interest income was insignificant in the third quarter of 2007 and 2006. Interest expense was $1.9 million in the third quarter of 2007 compared to $4.0 million in the third quarter of 2006. The decrease is primarily due to a decrease in debt outstanding, which was reduced with the proceeds from the sales of Norlight Telecommunications, Inc. (Norlight), our former telecommunications subsidiary, and the three regional publishing and printing operations of our community newspapers and shoppers business, partially offset by share repurchases by us. Amortization of deferred financing costs was $0.1 million in the third quarter of 2007 and 2006.

The effective tax rate for continuing operations was 35.5% in the third quarter of 2007 compared to 40.3% in the third quarter of 2006. In the third quarter of 2007, the effective tax rate for continuing operations was impacted by an $0.8 million decrease in our liability for unrecognized tax benefits and related interest due to the lapse of certain statute of limitations.

Discontinued Operations

On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary. On June 25, 2007, July 6, 2007 and August 2, 2007, we sold our Ohio publishing and printing operations, our Louisiana publishing operation and our New England publishing and printing operations, respectively. The operations of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

Revenue from discontinued operations in the third quarter of 2007 was $2.3 million compared to $41.6 million in the third quarter of 2006. We recorded a $1.3 million net gain on the sale of the Louisiana publishing and the New England publishing and printing operations in the third quarter of 2007 compared to $2.3 million net gain from the operating results of our discontinued operations in the third quarter of 2006. In the third quarter of 2006, we recorded a loss from discontinued operations, net of income taxes, of $1.0 million from a purchase price adjustment related to the January 2005 sale of NorthStar Print Group, Inc. Income tax expense related to discontinued operations was $0.7 million in the third quarter of 2007 compared to $0.9 million in the third quarter of 2006.

Net Earnings

Our net earnings in the third quarter of 2007 were $13.9 million, an increase of $0.4 million, or 2.9%, compared to $13.5 million in the third quarter of 2006. The increase was primarily due to the decrease in interest expense and the decrease in provision for income taxes in the third quarter of 2007, partially offset by the decrease in operating earnings from continuing operations in the third quarter of 2007 for the reasons described above.

Earnings per Share

Basic and diluted earnings per share from continuing operations were $0.20 and $0.19, respectively, in the third quarter of 2007 compared to $0.17 for both in the third quarter of 2006. Basic and diluted earnings per share from discontinued operations were $0.02 for both in the third quarters of 2007 and 2006. Basic and diluted net earnings per share were $0.22 and $0.21, respectively, for the third quarter of 2007 and $0.19 for both in the third quarter of 2006.

Three Quarters Ended September 30, 2007 compared to the Three Quarters Ended September 24, 2006

Consolidated Continuing Operations

Our consolidated revenue in the three quarters of 2007 was $435.0 million, a decrease of $18.6 million, or 4.1%, compared to $453.6 million in the three quarters of 2006. Our consolidated operating costs and expenses in the three quarters of 2007 were $238.7 million, a decrease of $4.9 million, or 2.0%, compared to $243.6 million in the three quarters of 2006. Our consolidated selling and administrative expenses in the three quarters of 2007 were $135.5 million, a decrease of $6.6 million, or 4.6%, compared to $142.1 million in the three quarters of 2006.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing Operations:
Revenue:
Publishing	$199.2	45.8%	$207.0	45.6%
Broadcasting	161.4	37.1	168.3	37.1
Printing services	51.7	11.9	48.5	10.7
Other	22.7	5.2	29.8	6.6

Total revenue	435.0	100.0	453.6	100.0
Total operating costs and expenses	238.7	54.9	243.6	53.7
Selling and administrative expenses	135.5	31.1	142.1	31.3

Total operating costs and expenses and selling
and administrative expenses	374.2	86.0	385.7	85.0

Total operating earnings	$60.8	14.0%	$67.9	15.0%

The decrease in total revenue was due to a decrease in postage amounts billed to customers and a decrease in mailing services at our direct marketing services business, a decrease in political and issue advertising, a decrease in Olympic advertising revenue at our NBC television affiliates and a decrease in national advertising at our television stations and a decrease in retail and classified ROP advertising at our publishing businesses. These revenue decreases were partially offset by a revenue reduction in the three quarters of 2006 related to a litigation settlement, an increase in Interactive advertising revenue at our daily newspaper and television and radio stations, an increase in local advertising revenue at our television stations, an increase in revenue from the printing of publications and manuals at our printing services business and an increase in commercial printing revenue at our daily newspaper.

The decrease in total operating costs and expenses was due to a decrease in postage and freight expense at our direct marketing services business, a decrease in newsprint and paper costs at our publishing businesses and a decrease in production costs at our community newspapers and shoppers due to the consolidation of our Wisconsin printing plants. These cost decreases were partially offset by an increase in news and programming expenses at our television stations and an increase in sports rights fees at one of our Milwaukee radio stations for Green Bay Packers and Milwaukee Brewers games.

The decrease in selling and administrative expenses is primarily due to litigation-related expenses associated with a litigation settlement at the daily newspaper in the three quarters of 2006, a gain on the sale of the Hartland, Wisconsin printing facility, an insurance settlement recorded at our daily newspaper, a decrease in payroll expenses at our community newspapers and shoppers and a favorable adjustment from the termination of a sublease agreement at our printing services business. These decreases were partially offset by an increase in payroll and payroll-related expenses at our radio and television stations and a pension plan curtailment credit in the three quarters of 2006.

Our consolidated operating earnings in the three quarters of 2007 were $60.8 million, a decrease of $7.1 million, or 10.3%, compared to $67.9 million in the three quarters of 2006. The following table presents our operating earnings by segment for the three quarters of 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$24.6	40.4%	$23.4	34.5%
Broadcasting	31.0	51.0	42.8	63.1
Printing services	4.4	7.3	1.5	2.1
Other	0.8	1.3	0.2	0.3

Total operating earnings	$60.8	100.0%	$67.9	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in television advertising revenue, the increase in programming expenses associated with additional newscasts and an increase in payroll and payroll-related expenses at our television stations, increases in payroll, payroll-related expenses and sports rights fees at our radio stations and a decrease in retail and classified ROP advertising revenue at our publishing businesses. Partially offsetting these operating earnings decreases were a revenue reduction for a litigation settlement and litigation-related expenses in the three quarters of 2006, a decrease in newsprint and paper costs at our publishing businesses, the increase in revenue and production efficiencies at our printing services business and a decrease in corporate expenses.

Our consolidated EBITDA in the three quarters of 2007 was $82.8 million, a decrease of $5.9 million, or 6.6%, compared to $88.7 million in the three quarters of 2006. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the three quarters of 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$101.4	$41.0
Gain from discontinued operations, net	(67.8)	(7.2)
Provision for income taxes	20.4	22.5
Total other expense, net	6.9	11.5
Depreciation	20.5	19.5
Amortization	1.4	1.4

EBITDA	$82.8	$88.7

The decrease in EBITDA is consistent with decreases in operating earnings in our broadcasting segment, partially offset by increases in operating earnings at our printing services, publishing and other segments for the reasons described above.

Publishing

Revenue from publishing in the three quarters of 2007 was $199.2 million, a decrease of $7.8 million, or 3.8%, compared to $207.0 million in the three quarters of 2006. Operating earnings from publishing were $24.6 million, an increase of $1.2 million, or 5.1%, compared to $23.4 million in the three quarters of 2006.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2007 and 2006:

	2007			2006
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$65.0	$22.0	$87.0	$61.8	$26.1	$87.9	(0.9)
Classified	46.0	4.8	50.8	49.9	6.2	56.1	(9.5)
National	6.8	--	6.8	7.8	--	7.8	(13.0)
Direct Marketing	3.0	--	3.0	4.1	--	4.1	(28.3)
Other	--	0.3	0.3	--	0.5	0.5	(39.5)

Total advertising revenue..	120.8	27.1	147.9	123.6	32.8	156.4	(5.5)
Circulation revenue	38.4	0.8	39.2	38.9	1.7	40.6	(3.2)
Other revenue	9.0	3.1	12.1	7.6	2.4	10.0	20.6

Total revenue	$168.2	$31.0	$199.2	$170.1	$36.9	$207.0	(3.8)

Operating earnings	$23.4	$1.2	$24.6	$18.9	$4.5	$23.4	5.1

Advertising revenue in the three quarters of 2007 accounted for 74.2% of total publishing revenue compared to 75.6% in the three quarters of 2006.

Retail advertising revenue in the three quarters of 2007 was $87.0 million, a decrease of $0.9 million, or 0.9%, compared to $87.9 million in the three quarters of 2006. The $3.2 million increase at our daily newspaper was primarily due to the $5.1 million revenue reduction from a litigation settlement in the three quarters of 2006 and an increase in Interactive advertising, specialty magazine advertising and shared mail advertising, partially offset by a decrease in ROP advertising, primarily in the small to mid-size retailers, department stores, health services and business services categories. The $4.1 million decrease at our community newspapers and shoppers was due primarily to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in automotive and real estate advertising.

Classified advertising revenue in the three quarters of 2007 was $50.8 million, a decrease of $5.3 million, or 9.5%, compared to $56.1 million in the three quarters of 2006. Decreases in ROP classified advertising at our daily newspaper were partially offset by an increase in Interactive and Marketplace classified advertising. The $3.9 million decrease in classified advertising revenue at our daily newspaper was primarily due to decreases in real estate advertising of $2.1 million, employment advertising of $1.7 million and automotive advertising of $0.6 million, partially offset by an increase in other advertising of $0.5 million. Employment advertising accounted for 43.0% of classified advertising revenue at the daily newspaper in the three quarters of 2007. The $1.4 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in classified advertising in our Milwaukee-area community newspapers.

The total decrease in retail and classified automotive advertising at our daily newspaper in the three quarters of 2007 was $0.3 million, or 2.2%, compared to the three quarters of 2006.

Total retail and classified Interactive revenue at our daily newspaper was $9.8 million in the three quarters of 2007, an increase of $2.9 million, or 41.9%, compared to $6.9 million in the three quarters of 2006.

National advertising revenue in the three quarters of 2007 was $6.8 million, a decrease of $1.0 million, or 13.0%, compared to $7.8 million in the three quarters of 2006.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for the three quarters of 2007 and 2006:

	2007	2006	Percent Change
Advertising linage (inches):
Full run
Retail	452,576	490,926	(7.8)
Classified	424,085	502,857	(15.7)
National	33,801	42,606	(20.7)

Total full run	910,462	1,036,389	(12.2)
Part run	29,641	84,939	(65.1)

Total advertising linage	940,103	1,121,328	(16.2)

Preprint pieces (in thousands)	616,077	632,266	(2.6)

Total advertising linage in the three quarters of 2007 decreased 16.2% compared to the three quarters of 2006. Full run advertising linage in the three quarters of 2007 decreased 12.2% compared to the three quarters of 2006 primarily due to a reduction in classified and retail advertising linage. The decrease in classified advertising linage is primarily due to a decrease in the automotive, real estate and employment categories and the decrease in retail advertising linage is primarily due to decreases in the small to mid-size retailers, department stores, health services and business services categories. National advertising linage decreased primarily due to decreases in the other and movies categories. Part run advertising linage decreased 65.1% in the three quarters of 2007 due to the elimination of daily zoned editions. Preprint advertising pieces decreased 2.6% in the three quarters of 2007 primarily due to a decrease in national preprints.

The following table presents total pages and revenue per page for our community newspapers and shoppers and specialty products for the three quarters of 2007 and 2006:

	2007	2006	Percent Change
Total pages:
Community newspapers	36,376	53,486	(32.0)
Shoppers and specialty products	37,071	44,389	(16.5)

Total pages	73,447	97,875	(25.0)

Revenue per page	$329.48	$298.68	10.3

Total pages for our community newspapers and shoppers business in the three quarters of 2007 decreased 25.0% compared to the three quarters of 2006. The decrease was primarily due to reducing 18 weekly community newspapers to eight and a mid-week shared mail product previously reported as a community shopper and now reported under the daily newspaper. Revenue per page increased 10.3% primarily due to the decrease in total full pages of advertising.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper, was $3.0 million in the three quarters of 2007, a decrease of $1.1 million, or 28.3%, compared to $4.1 million in the three quarters of 2006. The decrease was due to The Bon-Ton Stores, Inc.‘s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.3 million in the three quarters of 2007, a decrease of $0.2 million, or 39.5%, compared to $0.5 million in the three quarters of 2006.

Circulation revenue in the three quarters of 2007 accounted for 19.7% of total publishing revenue compared to 19.6% in the three quarters of 2006. Circulation revenue of $39.2 million in the three quarters of 2007 decreased $1.4 million, or 3.2%, compared to $40.6 million in the three quarters of 2006 primarily due to decreases in daily and Sunday average net paid circulation at our daily newspaper and a change to a free distribution model of the community newspapers in the Milwaukee area at our community newspapers and shoppers business.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 6.1% of total publishing revenue in the three quarters of 2007 compared to 4.8% in the three quarters of 2006. Other revenue in the three quarters of 2007 was $12.1 million, an increase of $2.1 million, or 20.6%, compared to $10.0 million in the three quarters of 2006. The $1.4 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from an agreement signed by our daily newspaper in late 2006 to print the USA Today in northern Illinois and eastern Wisconsin and an increase in commercial delivery revenue at the daily newspaper. The $0.7 million increase at our community newspapers and shoppers is due to an increase in commercial printing revenue from new customers.

In September 2007, our daily newspaper signed a three-year agreement to print the Chicago Reader for distribution in the greater Chicago, Illinois area. Printing commenced in October 2007.

Publishing operating earnings in the three quarters of 2007 were $24.6 million, an increase of $1.2 million, or 5.1%, compared to $23.4 million in the three quarters of 2006. Operating earnings increased $4.5 million in the three quarters of 2007 at the daily newspaper primarily due to the impact of the revenue reduction related to a $5.1 million litigation settlement in the three quarters of 2006, a $4.9 million decrease in paper costs and a $0.7 million insurance settlement, partially offset by the impact of the decrease in retail and classified (ROP) advertising, a $0.8 million pension plan curtailment credit in the three quarters of 2006, a vacation accrual adjustment and costs associated with reducing the web-width of the Milwaukee Journal Sentinel from 50 inches to 48 inches. Operating earnings decreased $3.3 million in the three quarters of 2007 at our community newspapers and shoppers primarily due to the decrease in revenue, costs associated with a lease termination, receipt of $1.1 million insurance proceeds from a business interruption claim from the impact of Hurricane Katrina and a $0.4 million pension plan curtailment credit, both in the three quarters of 2006, partially offset by a $0.9 million gain on the sale of the Hartland, Wisconsin printing facility. Total newsprint and paper costs for our publishing businesses in the three quarters of 2007 were $20.1 million, a decrease of $4.9 million, or 19.6%, compared to $25.0 million in the three quarters of 2006 primarily due to a 13.0% decrease in newsprint consumption and a 9.9% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the three quarters of 2007 decreased primarily due to decreases in ROP advertising, average net paid circulation, web-width and editorial content at our daily newspaper.

Broadcasting

Revenue from broadcasting in the three quarters of 2007 was $161.4 million, a decrease of $6.9 million, or 4.1%, compared to $168.3 million in the three quarters of 2006. Operating earnings from broadcasting in the three quarters of 2007 were $31.0 million, a decrease of $11.8 million, or 27.5%, compared to $42.8 million in the three quarters of 2006.

The following table presents our broadcasting revenue and operating earnings for the three quarters of 2007 and 2006:

	2007			2006			Percent
	Radio	Television	Total	Radio	Television	Total	Change
	(dollars in millions)
Revenue	$62.7	$98.7	$161.4	$62.7	$105.6	$168.3	(4.1)

Operating earnings	$15.4	$15.6	$31.0	$18.0	$24.8	$42.8	(27.5)

Revenue from our radio stations was $62.7 million for both the three quarters of 2007 and 2006. A $0.2 million increase in local advertising revenue primarily from developmental revenue, which refers to non-transactional revenue that targets non-traditional advertisers, and Interactive revenue was offset by a $0.2 million decrease in political and issue advertising revenue.

Operating earnings from our radio stations in the three quarters of 2007 were $15.4 million, a decrease of $2.6 million, or 14.3%, compared to $18.0 million in the three quarters of 2006. The decrease in operating earnings is due to an increase in payroll and payroll-related expenses, an increase in sports rights fees for Green Bay Packers and Milwaukee Brewers games that occurred during the third quarter of 2007, a $0.2 million pension plan curtailment credit in the three quarters of 2006 and a $0.1 million loss on the sale of KOMJ-AM in Omaha, Nebraska.

Revenue from our television stations in the three quarters of 2007 was $98.7 million, a decrease of $6.9 million, or 6.6%, compared to $105.6 million in the three quarters of 2006. The decrease was primarily due to a $4.7 million decrease in political and issue advertising revenue, a $3.3 million decrease in Olympic advertising revenue at our NBC affiliates, and a $1.6 million decrease in national advertising revenue, partially offset by a $2.4 million increase in local advertising revenue primarily from developmental and Interactive revenue and a $0.3 million increase in other revenue.

Operating earnings from our television stations in the three quarters of 2007 were $15.6 million, a decrease of $9.2 million, or 37.2%, compared to $24.8 million in the three quarters of 2006. The decrease in operating earnings was primarily due to impact from the decrease in revenue, an increase in programming expenses associated with additional newscasts and programming costs, an increase in payroll and payroll-related expenses, a $0.3 million pension plan curtailment credit in the three quarters of 2006 and an increase in bad debt expense, partially offset by a decrease in incentive compensation expense.

Printing Services

Revenue from printing services in the three quarters of 2007 was $51.7 million, an increase of $3.2 million, or 6.8%, compared to $48.5 million in the three quarters of 2006. Operating earnings from printing services in the three quarters of 2007 were $4.4 million, an increase of $2.9 million, or 206.4%, compared to $1.5 million in the three quarters of 2006.

The increase in printing services revenue was primarily due to an increase in revenue from the printing of publications and manuals and a $0.8 million increase in revenue from Dell and other computer-related customers. We do not expect the same level of business from Dell to continue in future periods and we believe our revenue from Dell will decrease in 2008.

The increase in printing services operating earnings was primarily due to the increase in revenue, production efficiencies gained from decreases in waste, a favorable adjustment from the termination of a sublease agreement and a change in business mix.

Other

Other revenue in the three quarters of 2007 was $22.7 million, a decrease of $7.1 million, or 23.6%, compared to $29.8 million in the three quarters of 2006. Other operating earnings in the three quarters of 2007 were $0.8 million, an increase of $0.6 million, or 294.5%, compared to $0.2 million in the three quarters of 2006.

The following table presents our other revenue and operating earnings for the three quarters of 2007 and 2006:

	2007			2006
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$24.5	$(1.8)	$22.7	$31.4	$(1.6)	$29.8	(23.6)

Operating earnings (loss)	$(0.6)	$1.4	$0.8	$(0.6)	$0.8	$0.2	294.5

The decrease in other revenue in the three quarters of 2007 compared to the three quarters of 2006 was primarily due to a decrease in postage amounts billed to customers and mailing and offset printing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $12.3 million and $16.8 million of postage amounts billed to customers in the three quarters of 2007 and 2006, respectively.

The increase in other operating earnings was primarily due to a decrease in corporate expenses in the three quarters of 2006.

Other Income and Expense and Taxes

Interest income was insignificant in the three quarters of 2007 and 2006. Interest expense was $6.9 million in the three quarters of 2007 compared to $11.6 million in the three quarters of 2006. The decrease is primarily due to a decrease in debt outstanding, which was reduced with the proceeds from the sales of Norlight, our former telecommunications subsidiary, and the three regional publishing and printing operations of our community newspapers and shoppers division partially offset by share repurchases. Amortization of deferred financing costs was $0.3 million in the three quarters of 2007 and 2006.

The effective tax rate for continuing operations was 37.8% in the three quarters of 2007 and 40.0% in the three quarters of 2006. In the three quarters of 2007, the effective tax rate for continuing operations was impacted by an $0.8 million decrease in our liability for unrecognized tax benefits and related interest due to the lapse of certain statute of limitations.

Discontinued Operations

Gain from discontinued operations, net of income taxes, was $67.8 million in the three quarters of 2007 compared to $7.2 million in the three quarters of 2006. Income tax expense related to discontinued operations was $43.2 million in the three quarters of 2007 compared to $4.9 million in the three quarters of 2006.

Revenue from discontinued operations in the three quarters of 2007 was $40.9 million compared to $127.6 million in the three quarters of 2006. We recorded a $64.2 million net gain on the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers division in the three quarters of 2007. We recorded $3.6 million net gain from the operating results of our discontinued operations in the three quarters of 2007 compared to $8.2 million net gain from the operating results in the three quarters of 2006.

In the three quarters of 2006, we recorded a loss from discontinued operations, net of income taxes, of $1.0 million from a purchase price adjustment related to the January 2005 sale of NorthStar Print Group, Inc.

Net Earnings

Our net earnings in the three quarters of 2007 were $101.4 million, an increase of $60.4 million, compared to $41.0 million in the three quarters of 2006. The increase was primarily due to the gain from discontinued operations of Norlight and the decrease in interest expense in the three quarters of 2007 for the reasons described above partially offset by the decrease in operating earnings from continuing operations for the reasons described above.

Earnings per Share

Basic and diluted earnings per share from continuing operations were $0.50 and $0.49, respectively, in the three quarters of 2007 compared to $0.48 and $0.47, respectively, in the three quarters of 2006. Basic and diluted earnings per share from discontinued operations were $1.07 and $1.00, respectively, in the three quarters of 2007 compared to $0.11 and $0.10, respectively, in the three quarters of 2006. Basic and diluted net earnings per share were $1.57 and $1.49, respectively, for the three quarters of 2007 compared to $0.59 and $0.57, respectively, in the three quarters of 2006.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of September 30, 2007, we had borrowings of $149.1 million under the facility at a weighted average rate of 5.97%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The material covenants of this agreement include the following:

o A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.

o An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of September 30, 2007, we are in compliance with both of these material covenants.

Dividends

On February 13, 2007, our board of directors increased the quarterly dividend on our class A and class B shares from $0.065 to $0.075 per share.

Acquisitions

On September 29, 2007, Journal Broadcast Group, our broadcasting subsidiary, entered into an asset purchase agreement with Mirage Media LLC (Mirage) to purchase KPSE-LP, Channel 50, in Palm Springs, California, for $4.7 million, subject to regulatory approval and customary closing conditions. We currently own KMIR-TV, the NBC affiliate, also in Palm Springs. We began operating KPSE-LP under a local marketing agreement with Mirage on October 1, 2007.

On October 11, 2007, Journal Community Publishing Group, our community newspapers and shoppers subsidiary, purchased the Clintonville Tribune-Gazette in Clintonville, Wisconsin for $0.5 million. The Clintonville Tribune-Gazette is a weekly publication with a paid circulation of approximately 2,300.

Divestitures

On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary. Proceeds, net of transaction expenses, were $175.9 million. The sale of Norlight improves our financial flexibility and allows us to focus on our diversified media businesses. To date, we have used the proceeds from this sale to reduce our obligations under our unsecured revolving credit facility. We expect to pay quarterly estimated income taxes on the gain related to the sale throughout 2007.

On March 27, 2007, Journal Broadcast Group, our broadcast subsidiary, completed the sale of KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise) and recorded a $0.1 million loss on the sale. The divestiture of KOMJ-AM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha, Nebraska from Emmis Communications Corporation (Emmis). Concurrently with the sale of KOMJ-AM, we completed the purchase of the KMTV-TV FCC license and remitted to Emmis a final purchase payment of $10.0 million.

On June 25, 2007, Gannett Co., Inc. acquired Journal Community Publishing Group’s Central Ohio Advertiser Network and its commercial printing business. On July 6, 2007, an affiliate of Target Media Partners acquired Journal Community Publishing Group’s Louisiana publishing operation. On August 2, 2007, Hersam Acorn Community Publishing, LLC acquired Journal Community Publishing Group’s New England publishing and printing operations. Total proceeds from these sales, net of transaction expenses, was $28.7 million. To date, we have used the proceeds from these sales to reduce our obligations under our unsecured revolving credit facility. These divestitures will allow us to concentrate on growing our community newspaper and shopper business in the markets in which we currently operate.

Share Repurchase Programs

In April 2006 and May 2007, our Board of Directors authorized the repurchase of up to five million shares of our class A and class B common stock in each authorization over the following 18 months. Under the aurthorization, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. In the three quarters of 2007, we repurchased 3.7 million of our class A and class B shares pursuant to the April 2006 authorization. We completed our repurchases under this program in August 2007. In the three quarters of 2007, we repurchased 3.3 million of our class A and class B shares pursuant to the May 2007 authorization. As part of these repurchases, on August 22, 2007, we repurchased 3.2 million of our class B shares from Matex, Inc. for $32 million, or $10.00 per share.

In October 2007, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the following 18 months. We have not repurchased any of our class A shares pursuant to the October 2007 authorization.

Cash Flow

Continuing Operations

Cash balances were $6.7 million at September 30, 2007. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

Cash provided by operating activities was $39.7 million in the three quarters of 2007 compared to $55.8 million in the three quarters of 2006. The decrease was primarily due to a $10.4 million deposit with the Wisconsin Department of Revenue for an income tax assessment and a decrease in deferred income taxes related to the accounting for our defined benefit pension and postretirement liabilities, partially offset by a decrease in accounts receivable due to the decrease in revenue.

Cash provided by investing activities was $172.8 million in the three quarters of 2007 compared to cash used by investing activities of $13.6 million in the three quarters of 2006. Proceeds from the sale of Norlight, KOMJ-AM and the three regional publishing and printing operations of our community newspapers and shoppers business were $205.2 million in the three quarters of 2007. We remitted the final purchase payment of $10.0 million to Emmis to acquire the FCC license of KMTV-TV and our daily newspaper acquired two magazines for $1.6 million in the three quarters of 2007. Capital expenditures were $23.5 million in the three quarters of 2007 compared to $13.7 million in the three quarters of 2006. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements, including the web-width reduction project and consolidating certain distribution centers, and our capital expenditures in our broadcasting segment are targeted towards technology upgrades, including investments in digital radio and tapeless news for our television stations, and a new building for our television station in Las Vegas, Nevada. We believe these expenditures will help us to better serve our advertisers and viewers and to facilitate our control initiatives.

Cash used for financing activities was $180.1 million in the three quarters of 2007 compared to $52.7 million in the three quarters of 2006. Borrowings under our credit facility in the three quarters of 2007 were $265.5 million and we made payments of $351.3 million, reflecting the immediate use of proceeds received from the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers division, compared to borrowings of $164.5 million and payments of $178.8 million in the three quarters of 2006. In the three quarters of 2007 and 2006, we paid $79.0 million and $24.8 million, respectively, to purchase our class A and class B common stock. We paid cash dividends of $15.6 million and $14.6 million in the three quarters of 2007 and 2006, respectively.

Discontinued Operations

Cash used for discontinued operations was $33.6 million in the three quarters compared to cash provided by discontinued operations of $10.8 million in the three quarters of 2006. The decrease was primarily due to $36.6 million in estimated tax payments on the gain on the sale of Norlight, and a decrease in cash provided by the operations of Norlight due to its sale in February 2007, partially offset by capital expenditures of $0.7 million primarily for Norlight in the three quarters of 2007 compared to $14.1 million in the three quarters of 2006.

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

On June 21, 2007, another opt-out from the Shorewest class action litigation, Kings Way Homes, filed suit.  The claims in the case mirror those in the Darrow case, except for an additional set of claims alleging in effect that Journal Sentinel’s refusal to enter into a new commercial advertising contract without a waiver of Shorewest-related claims is anti-competitive.  A hearing on the Motion to Dismiss the plaintiff’s anti-competitive claims was held on October 23, 2007. The judge dismissed three of the five claims. We do not believe that these additional claims are meritorious and intend to defend the action vigorously.

Our insurance carrier has accepted these claims under a reservation of rights and the amount that will be paid by the carrier is uncertain at this point in time.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Item 1A. our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the third quarter ended September 30, 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(1)(2)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2 to July 29, 2007	--	$ --	--	6,050,900
July 30 to August 26, 2007	3,200,000	$ 10.00	3,200,000	2,850,900
August 27 to September 30, 2007	1,142,200	$ 9.98	1,142,200	1,708,700

(1)	1,050,900 shares of class B common stock purchased by us during the period July 30 to August 26, 2007 were purchased pursuant to a repurchase program publicly announced on April 25, 2006 and commenced on June 15, 2006, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. We completed our repurchases under this program in August 2007.

(2)	2,149,100 shares of class class B common stock purchased by us during the period July 30 to August 26, 2007, and 1,142,200 shares of class A common stock purchased by us during the period August 27 to September 30, 2007, were purchased pursuant to a repurchase program publicly announced on May 3, 2007, and commenced on August 22, 2007, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. This repurchase program will expire in November 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
(4.1)	Shareholders Agreement, dated as of May 12, 2003, by and among Journal Communications, Inc. (then known as
The Journal Company), The Journal Company (then known as Journal Communications, Inc.), Matex Inc. and the
Abert Family Journal Stock Trust, as further executed by two “Family Successors,” Grant D. Abert and
Barbara Abert Tooman (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s
Registration Statement on Form S-1 filed on June 19, 2003 [Reg. No. 333-105210]).
(4.2)	Amendment to Shareholders Agreement, dated as of August 22, 2007, by and among Journal Communications,
Inc., The Journal Company, Matex Inc., the Abert Family Journal Stock Trust, Grant D. Abert and Barbara
Abert Tooman (incorporated by reference to Exhibit 4.2 to Journal Communications, Inc.'s Current Report on
Form 8-K dated August 22, 2007 [File No. 1-31805]).
(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc.,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal
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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: November 7, 2007	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: November 7, 2007	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer