Form 10-K
period 2007-12-30
JOURNAL COMMUNICATIONS INC
filed 2008-03-07
CIK 1232241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated Filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $624,356,860 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date). Neither of the registrant’s class B common stock or class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.363970 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2008 (excluding 8,676,705 shares of class B common stock, held by our subsidiary, The Journal Company):

Class	Outstanding at February 28, 2008
Class A Common Stock	43,860,184
Class B Common Stock	11,183,512
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our May 1, 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following, as well as those contained in Item 1A. “Risk Factors” of this Annual Report on Form 10-K:

•	changes in advertising demand or the buying strategies of advertisers or the migration of certain advertising to the Internet;

•	changes in newsprint prices and other costs of materials;

•

changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures including share repurchases on our results of operations, financial condition or stock price; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 49 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 11 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include more than 121 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

We were founded in 1882 as a newspaper publisher serving Milwaukee, Wisconsin. Our media business mix was expanded in 1927 when we signed on radio station WTMJ, and again in 1947 when we put WTMJ-TV on the air. In 1937, Harry J. Grant founded our employee ownership plan, which contributed significantly to our company’s positive culture and growth through its termination in 2003, in conjunction with our initial public offering. We believe our current capital structure allows us to continue our longstanding tradition of employee ownership. We have been able to attract and retain motivated people who have a passion for the business and a level of commitment and sense of accountability that is heightened due to our business culture and employees’ ability to participate in ownership. Our culture is reinforced by our strong commitment to high ethical standards.

In 2007, our total revenue was $582.7 million, 83.1% of which was generated from our publishing and broadcasting operations and 16.9% from printing services and other operations. The revenue generated by each operating segment, as a percentage of our consolidated revenue, for the last three years is shown below:

	2007	2006	2005
Publishing	45.7%	45.3%	50.9%
Broadcasting	37.4	37.9	28.9
Printing Services	11.9	10.7	12.5
Other	5.0	6.1	7.7

Total	100.0%	100.0%	100.0%

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc., and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 45.7% of our revenue and 38.9% of our operating earnings for the year ended December 30, 2007. Within our publishing segment, our daily newspaper accounted for 84.7% of our publishing revenue and 98.4% of our publishing operating earnings in 2007. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a six-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2007 of 390,842 on Sunday and 220,447 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2007 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 highest populated metropolitan markets in the United States with a 69% penetration rate and the daily newspaper ranks number three with a 43% penetration rate. These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s Core Based Statistical Area (CBSA) by the number of persons over the age of 18 in the newspaper’s CBSA. Over the course of a week, readership of our daily newspaper, digital and niche products reaches 84% of adults in the Milwaukee CBSA. The Milwaukee Journal Sentinel’s CBSA, which ranks among the top 50 in the United States, consists of Milwaukee, Waukesha, Washington and Ozaukee counties.

In 2007, the Audit Bureau of Circulation and Scarborough Research collaborated to introduce a new newspaper industry audience measure, the Audience Fax, which combines average net paid circulation, readership and online audience into a meaningful metric that shows the full reach of newspapers. With a 67.1% Audience Fax combined reach, the Milwaukee Journal Sentinel ranked number five among all domestic newspapers, regardless of circulation size. Among the 10 top newspapers in the country ranked by average net paid circulation, however, the Milwaukee Journal Sentinel’s Audience Fax combined reach of 67.1% positioned the newspaper as number one.

The American Society of Newspaper Editors awarded us with a 2007 Jesse Laventhol Award for deadline reporting by a newsroom team for coverage of a manufacturing plant explosion and a series entitled “Abandoning our Mentally Ill” was honored as a finalist for the 2007 Seldon Ring Award for Investigative Reporting.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, MKEOnline.com, MilwaukeeMarketplace.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites, which we operate under the name of Journal Interactive. Also, we have developed an award-winning subscription-based website, PackerInsider.com, dedicated to coverage of the Green Bay Packers. In late 2007, we partnered with Monster Worldwide, Inc. (Monster®) and launched the co-branded employment site, JobNoggin.com, which combines the promotional strength of our daily newspaper, JSOnline.com and our Milwaukee television and radio properties with Monster®’s product and brand. In 2007, advertising revenue of $13.4 million for Journal Interactive at our daily newspaper increased 40.7% compared to $9.5 million 2006.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

The following table sets forth our average net paid circulation:

	Six-Months Ended September 30			12-Months Ended March 31
	2007	2006	2005	2007	2006	2005
Daily (Six day average)	220,447	231,052	236,218	230,414	235,188	239,975
Sunday	390,842	401,379	405,009	400,811	405,175	423,677

Circulation revenue accounted for 22.7% of our daily newspaper’s total revenue in 2007. The Milwaukee Journal Sentinel single copy prices are $0.50 for daily and $1.75 for Sunday in our five county primary market area. We believe our average net paid circulation is decreasing due to, among other factors, increased competition for readers from new media products and sources other than traditional newspapers and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper.

Advertising revenue accounted for 71.9% of our daily newspaper’s total revenue in 2007. We have set forth in the table below annual advertising volume for the Milwaukee Journal Sentinel (measured in column inches) and the number of preprints (which are individual advertisements that are provided by the customer) inserted into the Milwaukee Journal Sentinel’s daily and Sunday editions and its total market coverage products, Weekend Plus and Marketplace, for the last three years. We believe the advertising volume decline during 2007 in full run linage, which refers to advertisements that are published in all editions of the newspaper, was due to advertisers decreasing their ROP (run-of-press) spending. The decrease in part run linage, which refers to advertisements published in only certain editions of the newspaper, was primarily due to the elimination of two weekly zoned sections and a decrease in advertising spending. Preprint pieces decreased in 2007 compared to 2006 due to a decrease in average net paid circulation, the additional week in 2006, two high volume preprint advertisers leaving the Milwaukee market and other advertisers decreasing their preprint advertising.

Other revenue, which consists of revenue from commercial printing, commercial delivery and promotional revenue, accounted for 5.4% of our daily newspaper’s total revenue in 2007.

	Annual Advertising Linage
	2007	2006	2005
	(inches in thousands)
Full run in column inches	1,178.5	1,383.4	1,505.2
Part run in column inches	39.2	111.4	167.0
Preprint pieces (in millions)	872.8	926.2	895.6

Community Newspapers and Shoppers

We own and operate 49 community newspapers and shoppers in Wisconsin and Florida and a printing plant in Wisconsin through our subsidiary, Journal Community Publishing Group, Inc.

We publish 25 community newspapers, with a combined paid and free average weekly distribution of approximately 256,000. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news.

We publish 16 shoppers with a combined average weekly distribution of approximately 283,000. Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings.

We also publish eight niche publications that appeal to very specific advertisers and readers, with a combined paid and free average weekly distribution of approximately 113,000. A few examples of the niche products are automotive- and boating- focused publications.

Advertising revenue and circulation revenue accounted for 87.8% and 2.7%, respectively, of our community newspapers’ and shoppers’ total revenue in 2007. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 9.5% of our community newspapers’ and shoppers’ total revenue in 2007.

In late January 2007, Community Newspapers, Inc. (CN), our Milwaukee-area community newspapers, revamped its weekly community newspapers while still maintaining the same market coverage. These newspapers adopted the “NOW” moniker after a given community’s name, which coincides with 26 hyper-local “CommunityNOWTM” websites. These websites include local news from both the Milwaukee Journal Sentinel and CN as well as local bloggers and other features. These weeklies are distributed free of charge with the daily newspaper and, in 2007 compared to 2006, more than doubled their distribution in the communities they target.

Our community newspapers, shoppers and niche publication groups are as follows:

	2007 Average Distribution	Number of
		Newspapers	Shoppers	Niche Publications
Northern Wisconsin	300,000	7	11	3
Southeastern Wisconsin	230,000	14	4	—
Florida	122,000	4	1	5

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase the majority of our estimated newsprint requirements from two suppliers. We may purchase our remaining estimated newsprint requirements in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $597 in 2007 compared to an average net price per ton of $673 in 2006. Our consumption of newsprint decreased to 40,885 metric tons in 2007 from 46,993 metric tons in 2006, and our total cost of newsprint decreased $7.2 million in 2007. Based on the consumption of newsprint in 2007 for the Milwaukee Journal Sentinel and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.4 million.

The decrease in consumption in 2007 is primarily due to decreases in ROP advertising at our daily newspaper and our community newspapers and shoppers business and a decrease in average net paid circulation, a web-width reduction to 48 inches and the elimination of zoned editorial content at our daily newspaper.

Industry and Competition

Newspaper publishing is the oldest segment of the media industry. Metropolitan and community newspapers often represent the primary medium for local advertising due to their historic importance to the communities they serve.

Over the past two years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified ROP advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the Internet), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the recent housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

We believe newspapers and their online and niche products continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods and to maximize household reach. Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and paid circulation. These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality, and customer service. On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.

Advertising revenue is the largest component of a newspaper’s total revenue. Newspaper advertising revenue is seasonal and our publishing business tends to see increased revenue due to increased advertising activity during certain holidays, in time for summer shopping and just prior to students returning to school in the fall. Advertising revenue is also generally affected by cyclical changes in national and regional economic conditions. Classified advertising is generally the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 11 television stations and 35 radio stations in 12 states, as well as operate an additional television station under a local marketing agreement. Our broadcasting business accounted for 37.4% of our revenue and 52.5% of our operating earnings for the year ended December 30, 2007. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our broadcasting business.

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

In four of our markets, Milwaukee, Wisconsin, Boise, Idaho, Tucson, Arizona and Omaha, Nebraska, we own and operate both television and radio stations. We recently purchased KPSE-LP in Palm Springs, California where we already owned KMIR-TV.

Radio Broadcasting

Based on the Fall 2007 Arbitron ratings book, we have the number one station in terms of station audience rank in four of the eight markets in which our radio stations operate, including in Milwaukee where WTMJ-AM has been the top-rated radio station for 48 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 35 radio stations since 1999. In 2007, revenue from radio operations accounted for 38.5% percent of our broadcasting revenue.

Our radio stations are:

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)		Total Stations in Market(2)	FCC License Class(3)
Milwaukee, WI
WTMJ-AM	Milwaukee, WI	1927	News/Talk/Sports	1		29	B
WKTI-FM	Milwaukee, WI	1959	Adult Contemporary	13		29	B

Omaha, NE
KEZO-FM	Omaha, NE	1995	Rock	9	+	24	C
KKCD-FM	Omaha, NE	1995	Classic Hits	12	+	24	C2
KSRZ-FM	Omaha, NE	1998	Hot Adult Contemporary	5	+	24	C
KXSP-AM	Omaha, NE	1999	Sports	16		24	B
KQCH-FM	Omaha, NE	1999	Contemporary Hits	5	+	24	C

Tucson, AZ
KFFN-AM	Tucson, AZ	1996	Sports	19		25	C
KMXZ-FM	Tucson, AZ	1996	Adult Contemporary	1		25	C
KQTH-FM	Tucson, AZ	1996	Talk	16		25	A
KGMG-FM	Oracle, AZ	1998	Rhythmic Oldies	7	+	25	C2

Knoxville, TN
WQBB-AM(4)	Powell, TN	1998	Sports	N/A		21	D
WMYU-FM	Karns, TN	1997	Adult Hits	12		21	A
WWST-FM	Sevierville, TN	1997	Contemporary Hits	4		21	C1
WKHT-FM	Knoxville, TN	1998	Rhythmic Contemporary Hits	3		21	A

Boise, ID
KGEM-AM	Boise, ID	1998	Oldies	17	+	24	B
KJOT-FM	Boise, ID	1998	Rock	14		24	C
KQXR-FM	Boise, ID	1998	Alternative Rock	9	+	24	C1
KTHI-FM	Caldwell, ID	1998	Classic Hits	4		24	C
KRVB-FM	Nampa, ID	2000	Adult Alternative	12	+	24	C
KCID-AM	Caldwell, ID	1998	Adult Standards	19		24	C

Wichita, KS
KFDI-FM	Wichita, KS	1999	Country	1		22	C
KICT-FM	Wichita, KS	1999	Rock	7	+	22	C1
KFXJ-FM	Augusta, KS	1999	Classic Hits	9		22	C2
KFTI-AM	Wichita, KS	1999	Classic Country	12	+	22	B
KYQQ-FM	Arkansas City, KS	1999	Regional Mexican	17		22	C
KFTI-FM	Newton, KS	2000	Classic Country	15		22	C1

Springfield, MO
KSGF-AM/FM	Springfield, MO/ Ash Grove, MO	1999/2003	News/Talk (Simulcast)	5		17	B/C3
KTTS-FM	Springfield, MO	1999	Country	1		17	C
KSPW-FM	Sparta, MO	1999	Contemporary Hits	3		17	C2
KZRQ-FM	Mt. Vernon, MO	2003	Active Rock	14		17	C3

Tulsa, OK
KFAQ-AM	Tulsa, OK	1999	Talk	12		23	A
KVOO-FM	Tulsa, OK	1999	Country	7		23	C
KXBL-FM	Henryetta, OK	1999	Classic Country	10		23	C1

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2007 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Friday between 6:00 a.m. and midnight. A “+” indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2007 Arbitron ratings book. In order to be qualified to be reported, a station must have received five or more minutes of listening in at least 10 diaries in the market from midnight to midnight, Monday through Sunday, during the survey period.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	WQBB-AM did not qualify to be reported in the Fall 2007 Arbitron ratings book.

We employ a variety of sales-related and programming strategies. Our sales-related strategy includes maximizing our share of the local advertisers’ advertising spending. We believe that developing local station clusters allows us to maximize market share because it allows us to offer a variety of format alternatives to appeal to a broader range of local advertisers. Our programming strategy includes developing and retaining local on-air talent to drive ratings. We have long-term contracts with many of our on-air personalities. In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for the broadcast of their games.

Most of our radio broadcasting revenue is generated from the sale of local advertising, including developmental revenue, which refers to non-transactional revenue that targets non-traditional advertisers, with the balance generated from the sale of national advertising, political and issue advertising and other sources. We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station. We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

We have aligned our radio stations in clusters within a market, in many cases building out the cluster around a lead station. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster. We are currently broadcasting 13 radio stations in digital and we plan to convert four additional stations to digital transmission in 2008.

Television Broadcasting

Based on the November 2007 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in eight of the 10 markets in which our television stations operate. As of November 2007, WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast (Monday-Friday) in its Designated Market Area in 68 of the previous 71 ratings periods (based on the percentage of the total potential household audience). In 2007, revenue from television operations accounted for 61.5% of our broadcasting revenue.

Our television stations are:

Station	Market	Year Acquired	Network Affiliation	Station Market Rank(1)		Station Audience Share(1)	Total Stations in Market(2)
WTMJ-TV	Milwaukee, WI	1947	NBC	3		10	13
KTNV-TV	Las Vegas, NV	1979	ABC	3		7	12
WSYM-TV	Lansing, MI	1984	FOX	4		6	7
KMIR-TV	Palm Springs, CA	1999	NBC	3		7	10
KPSE-LP(3)(4)	Palm Springs, CA	2008	MNT	N/A		N/A	10
KIVI-TV	Boise, ID	2001	ABC	3		10	7
KSAW-LP	Twin Falls, ID Green Bay/	2001	ABC	3		5	7
WGBA-TV	Appleton, WI(7) Green Bay/	2004	NBC	4		8	7
WACY-TV(5)	Appleton, WI(7)	2004	MNT	N/A		N/A	7
KGUN-TV	Tucson, AZ	2005	ABC	2	+	13	10
WFTX-TV	Naples/Fort Myers, FL	2005	FOX	3		5	8
KMTV-TV(6)	Omaha, NE	2005	CBS	3		11	8

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the Designated Market Area. Station audience share equals the percentages of the audience in the Designated Market Area actually watching our television station. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2007 Nielsen ratings book. A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the Designated Market Area (DMA) that meet the minimum reporting standards.

(3)	Low-power television station.

(4)	We acquired KPSE-LP on January 28, 2008. KPSE-LP did not qualify to be reported in the November 2007 Nielsen ratings book.

(5)	We acquired certain assets of WACY-TV and assumed an existing local marketing agreement between WGBA-TV and WACY-TV effective October 2005. WACY-TV did not qualify to be reported in the November 2007 Nielsen ratings book.

(6)	We acquired certain assets of KMTV-TV effective December 5, 2005. We completed the purchase of the KMTV-TV FCC license on March 27, 2007.

(7)	Green Bay, WI and Appleton, WI are considered one DMA.

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and FOX) has a significant impact on the composition of the station’s programming, revenue, expenses and operations. Lower ratings of NBC network programming have continued to have an adverse affect on revenue in our Milwaukee, Green Bay, and Palm Springs markets. We believe all of our television stations are strong affiliates with good relationships with the respective networks. We believe that Las Vegas, Boise, Palm Springs, Tucson and Fort Myers/Naples are markets with attractive demographic and growth profiles and that as a result, there is significant opportunity for growth and operating improvement at these stations.

In all of our markets and regardless of network affiliation, we focus on delivering leading local news programming, locally produced programming and contracting for popular syndicated programming with the objective of maximizing our ratings and in turn our share of advertising spending in a given market. Based on the Five-day Average DMA Persons 25 to 54 Rating in the November 2007 Nielsen ratings book, we had the number one local late evening news program at KMIR-TV in Palm Springs, WTMJ-TV in Milwaukee and KGUN-TV in Tucson.

We derive the vast majority of our television broadcasting revenue from advertising. Our television advertising revenue and rates in even-numbered years benefit from political, issue, and Olympics-related advertising. Absent political and issue advertising, there is less pressure on inventory, which drives rates downward. Television political and issue advertising revenue was $1.3 million in 2007 compared to $13.3 million in 2006. Olympics-related advertising on our three NBC affiliates was $3.3 million in 2006. NBC has purchased the right to broadcast the Olympics through 2012, and we expect higher revenue in these years because the expected increased ratings during the Olympic time period for our three NBC affiliates will allow them to sell advertising at premium rates.

We have also made substantial investments in digital transmission equipment at our stations and are fully compliant with FCC mandates on digital transmission. We anticipate investing in digital infrastructure in several of our television markets as we make the continuing transition to HDTV. In some cases, this investment replaces aging analog equipment. Also, we expect these investments to create additional operating efficiencies and improve the transfer of program content to our Internet websites.

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

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX). The second category comprises stations affiliated with more recently developed national networks, such as CW and MyNetwork TV (MNT). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising sold by us.

Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year, which coincides with increased advertising around certain holidays. Historically, the second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. In even-numbered years, the Olympics, which typically occur during the first quarter or third quarter, and political advertising, which typically is strongest in the third and fourth quarters, tend to cause increases in advertising revenue. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations.

Printing Services

Our printing services business is conducted through our wholly owned subsidiary IPC Print Services, Inc. (IPC). Our printing services business accounted for 11.9% of our revenue and 7.5% of our operating earnings for the year ended December 30, 2007. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our printing services business.

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

The printing services industry is highly competitive and generally characterized by low operating margins. As a result, we maintain control over our costs and ensure we align our cost base to changes in our revenue streams. We consistently seek opportunities to grow revenue through existing or new business. For example, there are opportunities for growth in providing printing products and services to OEMs (original equipment manufacturers) and to magazine publishers.

Dell Computer Corporation (Dell) accounted for 10.7% and 7.5% of our printing services revenue in 2007 and 2006, respectively. We continue to supply Dell with printed documentation; however, we do not expect the same level of business from Dell to continue in future periods and we believe our revenue from Dell will decrease in 2008.

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

Other

Our other business consists of our direct marketing services business, PrimeNet, and corporate intercompany eliminations and corporate expenses, and accounted for 5.0% of our revenue and 1.1% of our operating earnings for the year ended December 30, 2007. See Note 13 to our Consolidated Financial Statements for additional financial information regarding our direct marketing services business and corporate expenses and eliminations.

Our direct marketing business provides direct marketing support services to major brands and marketers of automotive, retail, publishing, financial and other services in the United States and Canada. Our direct marketing business is committed to providing innovative data, print and mail solutions that are on time and right.

Compliance with Environmental Laws

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. In 2007, we recorded a $0.6 million reserve for potential environmental fees related to NorthStar Print Group, Inc., which was sold in January 2005. Compliance with existing or new environmental laws and regulations may require us to make future expenditures.

Regulation

Our television and radio businesses are subject to regulation by governmental authorities in the United States.

Introduction

Our television and radio broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (which we refer to as the Communications Act). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast and other uses; determines the location, frequency and operating power of stations; grants permits and licenses to construct and operate television and radio stations on particular frequencies; issues, revokes, modifies and renews radio and television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; regulates the content of some forms of programming; adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations; and has the power to impose penalties for violations of its rules.

Licensed broadcast stations must pay FCC regulatory and application fees and comply with various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, closed captioning of certain television programming, obscene, indecent and profane broadcasts, and technical operations, including limits on radio frequency radiation. Additionally, the FCC’s rules require licensees to implement equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts.

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. The summaries are not intended to describe all present and proposed statutes and FCC rules and regulations that impact our television and radio operations. Failure to observe the provisions of the Communications Act and the FCC’s rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the withholding of approval for acquisition of additional broadcast properties.

Broadcast Licenses/Renewals

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and

(iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses, and we are not currently aware of any facts that would prevent their renewal. On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the FCC asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area (DMA), including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. In June 2007, the FCC issued an Order denying MPIMC’s Petition. In July 2007, MPIMC filed a Petition for Reconsideration with the FCC requesting it to reconsider the denial of MPIMC’s Petition to Deny. We filed an Opposition to MPIMC’s Petition for Reconsideration in July 2007. The matter remains pending. We believe the petition is without merit and will continue to defend against it vigorously. The FCC is currently delaying the processing of renewal applications of many television stations based on pending indecency complaints related to programming provided by several broadcast networks. Renewal applications for seven of our television stations (including WTMJ-TV) are pending based on indecency complaints related to programming provided by Fox, NBC and ABC. We do not believe that the pendency of these FCC enforcement matters will jeopardize the grant of the renewal applications for any of our stations.

Ownership Restrictions

The Communications Act and FCC rules and policies include a number of limitations regarding the number and reach of broadcast stations that any person or entity may own, directly or by attribution. FCC approval is also required for transfers of control and assignments of station licenses. A person or entity requesting FCC approval to acquire a radio or television station license must demonstrate that the acquisition complies with the FCC’s Ownership rules or that a waiver of the rules is in the public interest.

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the Newspaper Broadcast Cross-Ownership Rule; the Local Radio Ownership Rule; the Radio-Television Cross-Ownership Rule; the Dual Network Rule; and the Local Television Ownership Rule. In 2003 the FCC completed a comprehensive review of its ownership rules and adopted revised rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties sought reconsideration of the new rules and others filed judicial appeals. The U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003. Then, in an opinion issued on June 24, 2004, the court remanded most of the revised rules to the FCC for additional analysis and justification. On December 18, 2007, the FCC adopted an Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty. The FCC declined to make changes to any other broadcast ownership rules. FCC’s Order states that newspaper broadcast combinations that were grandfathered in 1975 when the newspaper-broadcast cross-ownership rule was adopted including our Milwaukee operations, will continue to be grandfathered. The FCC’s Order is subject to reconsideration and appeal. At this time, it is impossible to predict whether the new rule will ultimately go into effect. The FCC’s ownership rules are briefly summarized below.

Newspaper Broadcast Cross-Ownership Rule.    Under the currently effective newspaper broadcast cross-ownership Rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television station or a radio station in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published. Our media operations in Milwaukee are grandfathered under this rule.

Local Radio Ownership Rule.    The local radio ownership rule limits the number of radio stations an entity may own in a given market depending on the size of the radio market. Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in the market, except for combinations of one AM and one FM station, which are permitted in any size market. For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Financial Network assigns the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. Also under the rule, a radio station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the brokered station.

Radio-Television Cross-Ownership Rule.    The radio-television cross-ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same-market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

Local Television Ownership Rule.    Under the local television ownership rule, one party may own up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market. The rule also permits the ownership of two television stations in a market as long as the stations’ Grade B contours do not overlap. The FCC will waive this rule to permit ownership of these television stations in a market that will not otherwise be permissible if one of the stations is in bankruptcy or is “failing” (i.e. stations with negative cash flow and less than a four share all day audience rating).

Dual Network Rule.    The dual network rule prohibits any of the four major networks—ABC, CBS, Fox and NBC—from merging with each other.

Television National Audience Reach Limitation.    Although the rules adopted by the FCC in June 2003 provided for increasing the national television ownership rule cap on aggregate television audience reach to 45% of all television households, the 2004 Consolidated Appropriations Act enacted by Congress, which superceded the FCC’s rules, set the cap at 39%. Under the rule, a person or entity is prohibited from having an attributable interest in television stations whose aggregate audience reach exceeds 39% of the television households in the United States. In calculating the number of households a station reaches, the FCC attributes a UHF station with only 50% of the television households in the market.

Attribution of Ownership.    An “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more that 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and any position as an officer or director of a licensee or of its direct or indirect parent.

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

Obscenity, Indecency and Profanity

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Recently, the FCC has begun enforcing its indecency rules more vigorously and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has issued numerous fines to licensees found to have violated the indecency rules. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts.

Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per incident and $300,000 for each continuing violation. In June 2006, Congress increased the maximum permitted fines to $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. The FCC implemented the increased forfeiture amounts in July 2007.

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. From time to time, our television and radio stations receive letters of inquiry and notices of proposed forfeitures from the FCC alleging that they have broadcast indecent material. We do not believe that broadcasts identified in any currently pending complaints violate the indecency standards or will result in material fines or forfeitures.

Sponsorship Identification

Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, at the time of the airing, the station must disclose that fact and identify who paid or promised to provide the consideration. In response to a complaint by a public interest organization, the FCC issued letters of inquiry to several dozen television stations seeking to determine whether their broadcast of “video news releases” (VNRs) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. Two of our television stations received and have responded to the VNR letter of inquiry. We cannot predict the outcome of the FCC’s investigation; however in 2007, the FCC issued a forfeiture notice to one cable company for alleged violations of the sponsorship identification rules based on the use of VNRs.

Digital Television

The FCC has taken several actions to implement digital television (DTV) service. The transition from analog to digital format will (i) enable stations to transmit high-definition television or several streams of standard definition television and data simultaneously, and (ii) reduce the amount of spectrum needed for broadcast television to the spectrum located between what are now television channels 2 through 51 (called the

“core spectrum”). During the digital television transition period, all established television stations have been allocated a separate 6-megahertz channel on which to conduct digital operations and the FCC has attempted to provide digital television coverage areas that are comparable to Stations’ existing service areas. As part of the transition to digital broadcasting, all full power commercial television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. All of our full power television stations are broadcasting analog and digital signals.

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

Congress has directed that the transition to DTV be completed by February 17, 2009, after which broadcasters will be required to return one of their two assigned channels to the FCC and broadcast exclusively in digital format. In a 2004 order, the FCC established procedures for stations to elect which of their two currently-assigned 6-megahertz channels they will retain for their permanent digital operations at the conclusion of the digital television transition period. In December 2007, the FCC released an order establishing additional rules related to the transition to digital television. These rules will impose (i) obligations on stations to report to the FCC on the status of construction of digital facilities (ii) construction deadlines, and (iii) new interference standards for stations seeking to improve their digital signals.

The effect digital broadcasting will have on us remains to be seen. Like other television broadcasters, we have made substantial capital investments in digital transmission equipment in order to meet the FCC’s mandates. We are broadcasting programs on a secondary digital channel in our Milwaukee and Las Vegas markets and we are continuing to explore the opportunities provided by digital broadcasting, which remain in their formative stage. We are unable to predict the effect the cessation of analog broadcasting will have on viewership of our stations.

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

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s analog programming (or digital programming, if the station has ceased analog operations) to their subscribers within the station’s market (the so-called “must-carry” rule). The FCC has ruled that following the cessation of analog service cable operators will be required to ensure that all of their subscribers are able to receive the digital signals of local broadcast stations. Alternatively, a station can elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.” A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the cable operator and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. A station that fails to notify a cable system of its election is presumed to have elected must-carry.

The FCC has declined to impose a “dual carriage” must-carry requirement on cable operators, which would have required them to simultaneously carry broadcasters’ analog and digital signals for the balance of the digital transition period. The FCC also has declined to modify the must-carry rule to require cable operators to carry more than a single digital programming stream from any particular television station following the transition to digital broadcasting. Consequently, if we engage in multicasting, as we have begun to do on some of our television stations, only one of each station’s digital program streams will be entitled to mandatory carriage pursuant to the digital must-carry rule after the end of the digital transition period. However, because the FCC’s action does not affect digital retransmission consent agreements, we are free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.

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

Children’s Television Programming.    Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years and younger, and require stations to broadcast three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. Beginning in 2007, FCC rules require television stations to broadcast E/I programming on each additional digital multicast program stream transmitted, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of Internet addresses of Web sites that contain or link to commercial material or that use program characters to sell products.

Digital Radio. For a number of years, the FCC has been developing rules that would permit existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters, including multicasting opportunities. The FCC has authorized AM and FM radio stations to broadcast digital signals using excess spectrum within the same allotted bandwidth used for analog transmissions.

Employees

As of December 30, 2007, we and our subsidiaries had approximately 3,000 full-time and 1,500 part-time employees compared to approximately 3,100 full-time and 1,500 part-time employees at December 31, 2006. Currently, there are 11 bargaining units representing approximately 800 (or approximately 18%) of our total number of employees. We have various collective bargaining agreements with these bargaining units. Five of these agreements will expire within the next two years and four agreements covering 135 employees of our daily newspaper expired in 2006 and 2007. We are currently renegotiating these expired contracts and all bargaining units have agreed to work without contracts until new ones are in place. A majority of the full-time employees covered by a collective bargaining agreement work at the daily newspaper.

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

Approximately 71% of our revenue in 2007 was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations. Advertisers generally reduce their advertising spending during economic downturns; a recession or economic downturn could have an adverse effect on our financial condition and results of operations. Also, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time. For example, the threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a negative impact on our broadcast results due to reduced spending levels by some advertisers, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks during their continuous coverage of the war. As a result, the war in Iraq, additional terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected. This is especially true with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and 46 websites, and, collectively, from which we derived approximately 49% of our revenue in 2007.

Our diversified media businesses operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing newspapers, radio and television stations or other types of media competitors, as well as through consolidation of media competitors or changes in advertisers’ media buying strategies.

Our diversified media businesses operate in highly competitive markets. Our newspapers, shoppers, radio stations, television stations and Internet sites compete for audiences and advertising revenue with other newspapers, shoppers, radio stations, television stations and Internet sites as well as with other media such as magazines, cable television, satellite television, satellite radio, outdoor advertising, direct mail and the evolving on-line advertising space. Some of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do or, even if smaller, the ability to create on-line niche products and communities and may respond faster or more aggressively to changing competitive dynamics. This competition has intensified as a result of digital media technologies. While the amount of advertising in our Internet sites has continued to increase, we may experience a decrease in advertising revenues if we are unable to attract advertising to our Internet sites in volumes sufficient to offset decreases in advertising in our traditional media products, for which rates are generally higher than for Internet advertising.

In newspapers and shoppers, our revenue primarily consists of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, yellow pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service. On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market. Our local and regional competitors in community newspapers and shoppers are typically unique to each market, but we have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us. Circulation revenue and our ability to achieve price increases for our print products are affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people. We may incur increasing costs competing for advertising expenditures and paid circulation. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenue may decline and our financial condition and results of operations may be adversely affected.

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

Further, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who have a greater national scope, can offer a greater variety of national and syndicated programming for listeners and viewers and have enhanced opportunities for advertisers to reach broader markets. In 2003 the FCC completed a comprehensive review of its ownership rules and adopted revised rules. These rules were stayed in September 2003 and most of the revised rules were remanded to the FCC for additional analysis and justification. On December 18, 2007, the FCC adopted an Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances. The FCC declined to make changes to any other broadcast ownership rules. The FCC’s Order is subject to reconsideration and appeal. We cannot predict the outcome of any further administrative or judicial proceedings related to the rules.

Seasonal and cyclical changes in advertising volume affect our quarterly revenue and results of operations and may cause our stock price to be volatile.

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods. Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season. Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising. Our quarterly revenue also varies based on the dynamics of the television broadcast industry. In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising dramatically increases. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliated stations experience increased viewership and revenue during Olympic broadcasts in the first or third quarters. Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, changes in the buying strategies of advertisers and general economic factors. These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

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

In addition, we compete for certain acquisition targets with companies having greater financial resources. We cannot assure you that we will be able to successfully make future acquisitions or what effects those acquisitions may have on our financial condition and results of operations.

We have in the past and may in the future cluster multiple radio and television stations in markets that we believe have demographic characteristics and growth potential suitable to further our business objectives. Multiple stations in the same geographic market area could make our results of operations more vulnerable to adverse local economic or demographic changes than they would otherwise be if our stations were located in geographically diverse areas.

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

Decreases or slow growth in circulation may adversely affect our revenues.

Advertising and circulation revenues are affected by circulation, readership levels and overall audience reach. Our daily newspaper, and the newspaper industry as a whole, is experiencing difficulty maintaining and increasing print circulation and related revenues. This is due to, among other factors, increased competition from new media products and sources other than traditional newspapers (often free to users), and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper.

A prolonged decrease in circulation copies could have a material effect on our revenues, particularly if we are not able to otherwise grow our readership levels and overall audience reach. To maintain our circulation base, we may incur additional costs, and we may not be able to recover these costs through circulation and advertising revenues.

Our publishing business may suffer if there is a significant increase in the cost of newsprint or a reduction in the availability of newsprint.

The basic raw material for newspapers and shoppers is newsprint. Our newsprint consumption related to our publications totaled $26.6 million in 2007, which was 10.0% of our total publishing revenue. We currently purchase our newsprint from two suppliers. Our current pricing agreement ends on March 31, 2008 and we expect to enter into a new agreement. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

Changes relating to consumer information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Public concern over methods of information-gathering has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information. Our publishing business relies in part on telemarketing sales, which are affected by recent “do not call” legislation at both the federal and state levels. We also engage in e-mail marketing and the collection and use of consumer information in connection with our publishing and broadcasting businesses and our growing Internet efforts. Further legislation, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide information to our customers or otherwise utilize telemarketing or e-mail marketing, and could adversely affect our results of operations.

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

•

satellite digital audio radio service, with sound quality comparable to that of compact discs, which has resulted in the introduction of two satellite radio services that provide numerous niche formats, whose potential merger is pending;

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

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels or if the networks we are affiliated with terminate or do not renew our agreements, our advertising revenues, financial condition and results of operations may be adversely affected.

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

Our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for the broadcast of their games. Our advertising revenue could be adversely affected by changes in the professional sports industry, such as a relocation of one of the local professional sports teams from the Wisconsin market or the potential loss of exclusivity due to league or team initiatives such as pay-per-listen, satellite radio or Internet broadcast of games. In addition, we could lose our exclusive broadcast rights during periodic competitive bidding, or suffer damage to the marketplace value of sports advertising due to factors such as a players’ strike, negative publicity or downturn in on-field performance of a team.

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

The radio and television broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest. Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a television or radio station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market. In response to a court order and to satisfy its statutory obligation to conduct a quadrennial review of its media ownership rules, the FCC undertook further review of changes to its ownership rules adopted in 2003 (the effectiveness of which had been stayed pending judicial review). In December, 2007, the FCC adopted an order relaxing only the newspaper broadcast cross-ownership rule and declining to make changes in its other broadcast ownership rules. The FCC’s decision to relax the newspaper broadcast cross-ownership rule in the top twenty markets is likely to be subject to further consideration by the FCC and judicial review. It is impossible to predict the outcome of this further review.

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

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations and result in the loss of audience share and advertising revenue for our stations. Examples of such changes include:

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licenses;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	proposals to impose sales tax on advertising expense;

•	proposals to revise the rules relating to political broadcasting; and

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

Risks Relating to Our Printing Services Business and Other Segment

Postal rate increases and disruptions in postal services could lead to reduced volumes of business.

Our printing services business, as well as our direct marketing business, has been negatively impacted from time to time during the past years by postal rate increases. Rate increases may result in customers mailing fewer pieces with reduced page counts. The USPS announced a postal rate increase effective May 2008. Additionally, the amount of mailings could be reduced in response to disruptions in and concerns over the security of the United States mail system. Such responses by customers could negatively impact us by decreasing the amount of printing and direct marketing services or other services that our customers purchase from us, which could result in decreased revenue.

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

Changes in economic conditions in the markets we serve may produce volatility in demand for our products and services

Customers of our printing services business and our direct marketing services business may reduce their spending during economic downturns; a recession or economic downturn could have an adverse effect on our financial condition and results of operations.

Other Business Risks

Our business may be negatively affected by an impairment charge of goodwill, broadcast licenses or other intangible assets.

As of December 30, 2007, we had a total of $481.8 million of goodwill, broadcast licenses and other intangible assets on our balance sheet. As of December 30, 2007, goodwill, broadcast licenses and other intangible assets represented 56.2% of our total assets. A non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have an adverse effect on our financial condition and results of operations and we could be in violation of the financial covenants of our revolving credit facility.

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

Currently, there are 11 bargaining units representing approximately 800 (or approximately 18%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Five of these agreements will expire within the next two years and four agreements covering 135 employees of our daily newspaper expired in 2006 and 2007. We are currently renegotiating these expired contracts and all bargaining units have agreed to work without contracts until new ones are in place. A majority of the employees covered by a collective bargaining agreement work at the daily newspaper. We cannot assure you of the results of negotiations of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our businesses, or the possible impact of future collective bargaining agreements on our financial condition and results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good condition, and suitable for present operations. There are no material encumbrances on any of our owned properties or equipment. The following are the principal properties operated by us and our subsidiaries and the approximate square footage, as of December 30, 2007:

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI(1)	522,000	18,000
West Milwaukee, WI(2)	479,000	—
Cedarburg, WI	17,000	—
Waukesha, WI	34,000	—
Wauwatosa, WI	18,000	—
Sturtevant, WI	—	10,000
Madison, WI	—	8,000
Menomonee Falls, WI	12,000	—
Waupaca, WI	73,000	—
Hartland, WI	13,000	9,000
Mukwonago, WI	—	6,000
Elkhorn, WI	—	5,000
Waterford, WI	—	5,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	7,000	—
Fond du Lac, Sheboygan, Beaver Dam, Johnson Creek, Clintonville, Muskego, Port Washington, Jefferson, Marshfield, Menasha, Merrill, Oconomowoc, Oshkosh, Ripon, Seymour, Stevens Point, Wausau, Antigo and Wisconsin Rapids, WI	—	63,000
Venice, Orange Park, Sarasota and Ponte Vedra, FL	—	13,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI(3)	109,000	—
Green Bay, WI	22,000	2,000
Las Vegas, NV(7)	53,000	—
Lansing, MI	2,000	11,000
Palm Springs, CA	19,000	1,000
Omaha, NE	62,000	—
Tucson, AZ	29,000	9,000
Knoxville, TN(4)	26,000	—
Boise, ID	49,000	13,000
Wichita, KS(5)	23,000	6,000
Springfield, MO	2,000	9,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	25,000	1,000
Mount Bigelow, AZ	2,000	—

Printing services
Offices, printing plants and warehouses located in:
St. Joseph, MI(3)	—	218,000

	Owned	Leased

Direct marketing services
Offices, plants and warehouses located in:
St. Paul, MN(3)	—	87,000
Clearwater, FL	—	45,000
Milwaukee, WI	—	23,000

Discontinued operations
Printing plant located in:
Green Bay, WI(6)	40,000	—

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.’s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution, and transportation operations of the Milwaukee Journal Sentinel.

(3)	Includes our business operations’ headquarters.

(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2012 and 9,000 square feet not in use.

(5)	Includes 4,700 square feet not in use.

(6)	Property to be sold to Multi-Color Corporation, in connection with the 2005 sale of the assets of NorthStar Print Group, Inc., upon the achievement of certain environmental standards. The property is currently being leased to Multi-Color.

(7)	Includes a new building occupied in December 2007 and 20,300 square feet of an old building that was razed in late January 2008.

ITEM 3.	LEGAL PROCEEDINGS

See Note 9 to our Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2008.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	57
Douglas G. Kiel	President	59
Elizabeth Brenner	Executive Vice President	53
Paul M. Bonaiuto	Executive Vice President and Chief Financial Officer	57
Mary Hill Leahy	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	53
Anne M. Bauer	Vice President and Controller	43
Carl D. Gardner	Vice President, Digital Media	51
James P. Prather	Vice President	50
Karen O. Trickle	Vice President and Treasurer	51
Kenneth L. Kozminski	Vice President	42
Mark J. Keefe	Vice President	48
Sara Leuchter Wilkins	Vice President, Investor Relations and Corporate Communications	53
Steven H. Wexler	Vice President	47

Steven J. Smith is Chairman of the Board and Chief Executive Officer. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998. Mr. Smith was President from 1992 to 1998 and he added the title Chief Operating Office in 1996. Mr. Smith has been a director since May 2003. Mr. Smith was a director of our predecessor company since 1987.

Douglas G. Kiel is President. Mr. Kiel was elected President in December 1998. In addition, Mr. Kiel has been the Vice Chairman and Chief Executive Officer of Journal Broadcast Group since December 2001. He was Executive Vice President between June 1997 and December 1998 and President of Journal Broadcast Group from June 1992 to December 1998.

Elizabeth Brenner is Executive Vice President. Ms. Brenner was elected Vice President in December 2004. In addition, Ms. Brenner is Chief Operating Officer of our publishing businesses and has been President of Journal Sentinel, Inc. and Publisher of the Milwaukee Journal Sentinel since January 2005. Ms. Brenner was Publisher of The News Tribune, a Tacoma, Washington publication of the McClatchy Company, from 1998 to December 2004.

Paul M. Bonaiuto is Executive Vice President and Chief Financial Officer. Mr. Bonaiuto was elected Executive Vice President in June 1997 and Chief Financial Officer in January 1996. Mr. Bonaiuto was Senior Vice President between March 1996 and June 1997. He was President of NorthStar Print Group, Inc. from June 1994 to December 1995.

Mary Hill Leahy is Senior Vice President, General Counsel, Secretary and Chief Compliance Officer. Ms. Leahy was elected Senior Vice President and General Counsel in May 2003, Secretary in January 2008 and Chief Compliance Officer in April 2005. Prior thereto, she served as Vice President and General Counsel-Business Services since July 2001. Ms. Leahy was General Counsel Americas, GE Medical Systems, a developer and manufacturer of medical diagnostic equipment, from January 1999 to July 2001.

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

Karen O. Trickle is Vice President and Treasurer. Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999.

Kenneth L. Kozminski is a Vice President. Mr. Kozminski was elected Vice President in December 1999. In addition, Mr. Kozminski has been President of IPC Print Services, Inc. since July 1999. He was Vice President and General Manager of Eastern Region-IPC Print Services from July 1998 to July 1999.

Mark J. Keefe is a Vice President. Mr. Keefe was elected Vice President in March 1996. Mr. Keefe has also been President of PrimeNet since October 1995.

Sara Leuchter Wilkins is a Vice President. Ms. Wilkins was elected Vice President of Investor Relations and Corporate Communications in May 2007. Ms. Wilkins served as Director of Investor Relations from 2003 to 2006. She was president of Wilkins & Associates, an investor relations and corporate communications consulting firm, from January to December 2003. Ms. Wilkins served as Vice President of Investor Relations and Corporate Communications for RailAmerica, Inc., a short line freight and regional railroad company, from January to December 2002.

Steven H. Wexler is a Vice President. Mr. Wexler was elected Vice President in May 2007. In addition, Mr. Wexler has been Executive Vice President of Journal Broadcast Group since January 2007. From 2005 to 2006, Mr. Wexler was Senior Vice President of Journal Broadcast Group and he held various other positions within Journal Broadcast Group from 1993 to 2004.

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

Class C shares are held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family (which we collectively refer to as the “Grant family shareholders”) and Proteus Fund, Inc., a non-profit organization. The class C shares are entitled to two votes per share. These shares are convertible into either (i) 1.363970 shares of class A common stock or (ii) a combination of 0.248243 shares of class A common stock and 1.115727 shares of class B common stock at any time at the option of the holder. There is no public trading market for the class C shares.

Class B shares are primarily held by our current and former employees and Grant family shareholders. These shares are entitled to ten votes per share. Each class B share is convertible into one class A share at any time, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our amended and restated articles of incorporation. As of February 28, 2008, there were 8,676,705 class B shares held by our subsidiary, The Journal Company. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our amended and restated articles of incorporation.

Class A shares are listed for trading on the New York Stock Exchange under the symbol “JRN.” Class A shareholders are entitled to one vote per share.

In February 2005, April 2006, May 2007 and October 2007, our Board of Directors authorized the repurchase of up to 5.0 million shares of our class A common stock in each authorization over the following 18 months, with the April 2006 and May 2007 authorization subsequently amended to permit the purchase of 3.2 million class B shares from Matex, Inc. Under the authorizations, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. In 2006, we completed our repurchases pursuant to the February 2005 authorization. In 2007, we purchased a total of 9.6 million of our class A and class B shares. We completed our repurchases pursuant to the April 2006 authorization in August 2007 and we completed our repurchases pursuant to the May 2007 authorization in December 2007. As part of these repurchases, on August 22, 2007, we repurchased 3.2 million of our class B shares from Matex, Inc. for $32.0 million, or $10.00 per share. Through December 30, 2007, we repurchased 0.9 million of our class A shares pursuant to our October 2007 authorization. Repurchases, by fiscal period, for 2007 were as follows:

	Class A Shares Repurchased	Class B Shares Repurchased	Average Price	Cumulative Number of Shares Repurchased	Shares That May Yet Be Repurchased
Period 1 (4 weeks ended Jan. 28, 2007)(1)	625,300	—	$12.79	6,885,400	3,114,600
Period 2 (4 weeks ended Feb. 25, 2007)(1)	410,500	—	12.43	7,295,900	2,704,100
Period 3 (5 weeks ended April 1, 2007)(1)	1,119,600	—	12.97	8,415,500	1,584,500
Period 4 (4 weeks ended April 29, 2007)(1)	533,600	—	12.98	8,949,100	1,050,900
Period 5 (4 weeks ended May 27, 2007)	—	—	—	8,949,100	6,050,900
Period 6 (5 weeks ended July 1, 2007)	—	—	—	8,949,100	6,050,900
Period 7 (4 weeks ended July 29, 2007)	—	—	—	8,949,100	6,050,900
Period 8 (4 weeks ended Aug. 26, 2007)(1)(2)	—	3,200,000	10.00	12,149,100	2,850,900
Period 9 (5 weeks ended Sept. 30, 2007)(2)	1,142,200	—	9.98	13,291,300	1,708,700
Period 10 (4 weeks ended Oct. 28, 2007)(2)	576,400	—	9.73	13,867,700	6,132,300
Period 11 (4 weeks ended Nov. 25, 2007)(2)	691,111	—	8.83	14,558,811	5,441,189
Period 12 (5 weeks ended Dec. 30, 2007)(2)(3)	1,313,589	—	8.84	15,872,400	4,127,600

(1)	Shares repurchased pursuant to our April 2006 authorization.

(2)	Shares repurchased pursuant to our May 2007 authorization.

(3)	Shares repurchased pursuant to our October 2007 authorization.

As of February 28, 2008, there were 1,982 holders of class B common stock, 139 record holders of class A common stock and 13 record holders of class C common stock. We have no outstanding shares of preferred stock.

The high and low sales prices of our class A common shares for the four quarters of 2007 and 2006 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2007 and 2006 were as follows:

	2007			2006
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$13.56	$12.44	$0.075	$14.19	$11.81	$0.065
Second Quarter	14.00	12.67	0.075	12.47	10.85	0.065
Third Quarter	13.53	9.19	0.075	11.59	10.05	0.065
Fourth Quarter	10.04	8.07	0.075	12.72	10.75	0.065

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions. Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than approximately $0.57 per year. Following a half-cent per quarter dividend increase approved in February 2008, our board of directors currently anticipates declaring annual dividends of $0.32 per class B and class A share and approximately $0.57 per class C share. Of the anticipated annual dividend, the board of directors has already declared the first quarter 2008 dividend of $0.08 per class B and class A and approximately $0.14 per class C share.

The terms of our credit facility provide that we cannot make distributions or dividends (other than distributions or dividends payable solely in stock) if an event of default under our credit facility then exists or would result therefrom.

Stock Performance Information

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares, on a cumulative basis, changes in (i) the total return on our class A common stock since the close of trading on September 24, 2003 (the date on which our Class A common stock was first publicly traded) with (ii) the total return since the close of trading on August 31, 2003 on the Standard & Poor’s 500 Stock Index, when the most applicable monthly index was calculated, and (iii) the total return since the close of trading on September 24, 2003 on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations. Our new peer group is comprised of Belo Corp., Gannett, Inc., Lee Enterprises, Inc., McClatchy Newspapers, Inc., The New York Times Company, The E.W. Scripps Company, Media General, Inc., and The Washington Post Company. Our old peer group included the aforementioned companies, except for Media General, and included The Tribune Company. We replaced The Tribune Company with Media General, Inc., because The Tribune Company became a privately held company in 2007 and no longer has a class of stock that is traded publicly.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*

Among Journal Communications, Inc., The S&P 500 Index,

A New Peer Group And An Old Peer Group

*	$100 invested on 9/24/03 in stock or on 8/31/03 in index-including reinvestment of dividends. Index calculated on month-end basis.

	9/03	12/03	12/04	12/05	12/06	12/07
Journal Communications, Inc.	100.00	114.47	113.05	88.52	82.16	61.17
S & P 500	100.00	110.99	123.06	129.11	149.50	157.72
New Peer Group	100.00	113.55	110.08	88.68	86.15	65.48
Old Peer Group	100.00	113.60	105.68	82.85	81.13	68.68

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The selected financial data for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 and as of December 30, 2007 and December 31, 2006 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 26, 2004 and December 31, 2003 and as of December 25, 2005, December 26, 2004 and December 31, 2003 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Three regional publishing and printing operations of our community newspapers and shoppers business, Norlight Telecommunications, Inc. and NorthStar Print Group, Inc. have been reflected as discontinued operations in all years presented.

	2007(1)	2006	2005(1)	2004(2)	2003
	(dollars and shares in thousands, except per share amounts)
Statement of Earnings Data
Revenue	$582,654	$628,763	$581,700	$586,740	$561,082
Operating costs and expenses	503,866	524,163	506,496	503,454	496,491

Operating earnings	78,788	104,600	75,204	83,286	64,591
Total other income and (expense)(3)	(9,144)	(15,570)	(3,798)	(2,057)	(1,503)

Earnings from continuing operations beforeincome taxes	69,644	89,030	71,406	81,229	63,088
Provision for income taxes(3)	26,626	35,247	28,234	32,421	25,267

Earnings from continuing operations	43,018	53,783	43,172	48,808	37,821
Gain from discontinued operations, net of taxes(3)	67,060	10,590	23,071	29,672	28,972

Net earnings(3)	$110,078	$64,373	$66,243	$78,480	$66,793

Basic weighted average shares outstanding	62,276	67,476	70,945	72,931	78,645

Basic Earnings Per Share Amounts
Continuing operations	$0.66	$0.77	$0.58	$0.64	$0.47
Discontinued operations	1.08	0.16	0.33	0.41	0.37

Net earnings	$1.74	$0.93	$0.91	$1.05	$0.84

Diluted weighted average shares outstanding	66,809	71,985	75,415	77,387	83,097

Diluted Earnings Per Share Amounts
Continuing operations	$0.65	$0.75	$0.57	$0.63	$0.45
Discontinued operations	1.00	0.14	0.31	0.38	0.35

Net earnings	$1.65	$0.89	$0.88	$1.01	$0.80

Cash dividends
Common	$—	$—	$—	$—	$0.500
Class C	$0.57	$0.57	$0.57	$0.57	$0.142
Class B	$0.30	$0.26	$0.26	$0.26	$0.065
Class A	$0.30	$0.26	$0.26	$0.26	$0.065

	2007(1)	2006	2005(1)	2004(2)	2003
	(dollars in thousands)
Segment Data
Revenue:
Publishing	$266,099	$284,730	$296,095	$295,057	$285,608
Broadcasting	218,118	238,536	168,316	172,073	150,744
Printing services	69,377	66,956	72,463	76,308	85,958
Other	29,060	38,541	44,826	43,302	38,772

Total revenue	$582,654	$628,763	$581,700	$586,740	$561,082

Operating earnings (loss):
Publishing	$30,661	$34,551	$38,795	$40,306	$29,542
Broadcasting	41,349	65,887	35,094	44,404	29,879
Printing services	5,932	2,600	2,324	(367)	3,760
Other	846	1,562	(1,009)	(1,057)	1,410

Total operating earnings	$78,788	$104,600	$75,204	$83,286	$64,591

Other Financial Data
Depreciation(3)	$27,407	$27,080	$24,343	$25,143	$25,857
Amortization(3)	$1,961	$1,998	$936	$1,229	$2,069
EBITDA(3)	$108,156	$133,678	$100,483	$109,658	$92,517
Capital expenditures	$35,906	$21,735	$19,352	$21,978	$28,002
Cash dividends	$20,445	$19,433	$20,289	$20,792	$44,080
Cash Flow Data
Net cash provided by (used for):
Operating activities	$66,641	$89,731	$77,467	$91,042	$75,744
Investing activities	$160,271	$(11,657)	$(221,880)	$(64,792)	$(29,698)
Financing activities	$(178,634)	$(91,893)	$130,815	$(66,763)	$(88,321)
Discontinued operations	$(49,945)	$14,878	$14,088	$38,447	$42,261
Balance Sheet Data
Property and equipment, net	$223,800	$218,103	$225,920	$205,354	$202,780
Intangible assets, net	$481,769	$455,120	$477,010	$274,790	$236,745
Total assets	$856,967	$955,258	$984,666	$774,519	$747,175
Total debt	$178,885	$235,000	$274,545	$70,310	$84,000
Shareholders’ equity	$487,562	$480,892	$484,068	$489,495	$463,750

(1)	Includes Fort Myers, Florida television station WFTX-TV and Tucson, Arizona television station KGUN-TV, and a local marketing agreement for Omaha, Nebraska television station, KMTV-TV, from December 5, 2005, the date we acquired these television stations. On March 27, 2007, we completed the purchase of the KMTV-TV FCC license.

(2)	Includes Green Bay, Wisconsin television station WGBA-TV and a local marketing agreement between WGBA-TV and WACY-TV from October 6, 2004, the date we acquired these television stations.

(3)	We define EBITDA as net earnings excluding gain/loss from discontinued operations, net, provision for income taxes, total other income and expense (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA:

	2007	2006	2005(1)	2004(2)	2003
	(dollars in thousands)
Net earnings	$110,078	$64,373	$66,243	$78,480	$66,793
Gain from discontinued operations, net	(67,060)	(10,590)	(23,071)	(29,672)	(28,972)
Provision for income taxes	26,626	35,247	28,234	32,421	25,267
Total other expense	9,144	15,570	3,798	2,057	1,503
Depreciation	27,407	27,080	24,343	25,143	25,857
Amortization	1,961	1,998	936	1,229	2,069

EBITDA	$108,156	$133,678	$100,483	$109,658	$92,517

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 30, 2007, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 49 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 11 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include more than 121 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past two years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified ROP advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the Internet), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the recent housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

The weak advertising environment persisted in our publishing businesses in 2007. A broad downturn in real estate advertising and the shift of certain advertising to the Internet negatively affected our publishing revenue and operating earnings. Retail advertising also decreased in 2007 compared to 2006 with weakness in a number of categories, including small to mid-sized retailers, department stores, furniture/furnishings, food and entertainment. In an effort to offset the negative effect of advertising revenue decreases, our daily newspaper focused on expense controls and better aligning the size of its business with the changing dynamics of the newspaper industry. The daily newspaper recorded a $3.1 million charge, which resulted in a 6.0% workforce reduction in the fourth quarter of 2007. At our community newspapers and shoppers business, revenue decreased 16.4% in 2007 compared to 2006. This reflects in large part the product changes that we have made at CN. In late

September 2007, we partnered with Monster Worldwide, Inc. (Monster®) and launched the co-branded employment site, JobNoggin.com, which combines the promotional strength of our daily newspaper, JSOnline.com and our Milwaukee television and radio properties with Monster®’s product and brand. We continued pursuing digital and new media initiatives which increased Interactive revenue to $13.6 million at our publishing businesses, a 40.8% increase in 2007 compared to 2006.

Our television business was also challenged in 2007, reflecting tougher comparisons due to an off-cycle year in political and issue and Olympic advertising, a decrease in national advertising and a decrease in automotive advertising due to a decrease in spending by the domestic auto industry. Revenue from our radio stations decreased 4.0% in 2007; however, on a same-station basis (excluding revenue generated by KBBX-FM, which was sold in September 2006 and KOMJ-AM, which was sold in March 2007), the revenue decrease was only 2.5% compared to 2006.

We are benefiting from new revenue opportunities in online, developmental programs and targeted products as well as from production efficiencies. We are also continuing our focus on cost containment initiatives that will have an ongoing impact on the operation of our businesses.

Our printing services business recorded an increase in revenue in 2007 compared to 2006 due to a temporary increase in revenue from Dell along with the addition of new printing customers. The increase in operating earnings was primarily due to the increase in revenue and from production efficiencies.

In 2007, we completed the sale of Norlight Telecommunications, Inc. (Norlight), our former telecommunications business, and the sales of our New England- Ohio- and Louisiana-based community publishing and printing businesses. The sales of these businesses improve our financial flexibility and allow us to focus on our diversified media businesses. In the aggregate, proceeds from these sales, net of transaction expenses, were $204.6 million and the after-tax gain was $63.9 million.

These businesses are shown as discontinued operations in our consolidated financial statements and their results are excluded from revenues, operating expenses and operating earnings but are included in 2007, 2006 and 2005 net earnings and earnings per share. In 2007, net earnings from discontinued operations were $67.1 million compared to $10.6 million in 2006 and $23.1 million in 2005.

Results of Operations

2007 (52 weeks) compared to 2006 (53 weeks)

Continuing Operations

Our consolidated revenue in 2007 was $582.7 million, a decrease of $46.1 million, or 7.3%, compared to $628.8 million in 2006. Our consolidated operating costs and expenses in 2007 were $320.2 million, a decrease of $14.5 million, or 4.3%, compared to $334.7 million in 2006. Our consolidated selling and administrative expenses in 2007 were $183.7 million, a decrease of $5.8 million, or 3.1%, compared to $189.5 million in 2006.

2007 contained 52 weeks compared to 53 weeks in 2006. Although it is difficult to precisely quantify the impact of the additional week, we estimate the revenue impact to be $10.4 million, the total operating costs and expenses and selling and administrative expenses impact to be $9.0 million and the operating earnings impact to be $1.4 million.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing operations:
Revenue:
Publishing	$266.1	45.7%	$284.7	45.3%
Broadcasting	218.1	37.4	238.6	37.9
Printing services	69.4	11.9	67.0	10.7
Other	29.1	5.0	38.5	6.1

Total revenue	582.7	100.0	628.8	100.0
Total operating costs and expenses	320.2	55.0	334.7	53.2
Selling and administrative expenses	183.7	31.5	189.5	30.1

Total operating costs and expenses and selling and administrative expenses	503.9	86.5	524.2	83.4

Total operating earnings	$78.8	13.5%	$104.6	16.6%

The decrease in total revenue was due to a decrease in political and issue advertising at our television and radio stations, a decrease in postage amounts billed to customers and a decrease in mailing services at our direct marketing services business, a decrease in classified ROP advertising, primarily for real estate and employment, and a decrease in retail ROP advertising at our publishing businesses, a decrease in Olympic advertising revenue at our NBC television affiliates, a decrease in circulation revenue at our publishing businesses and a decrease in local advertising at our radio stations. These revenue decreases were partially offset by an increase in Interactive advertising revenue at our daily newspaper and television and radio stations, a revenue reduction in 2006 related to a litigation settlement, an increase in developmental revenue at our broadcasting business, an increase in revenue from the printing of publications and manuals at our printing services business and an increase in commercial printing revenue at our daily newspaper.

The decrease in total operating costs and expenses was due to a decrease in newsprint and paper costs at our publishing businesses, a decrease in production costs at our community newspapers and shoppers due to the consolidation of our Wisconsin printing plants, a decrease in postage and freight expense at our direct marketing services business, a decrease in workers’ compensation expenses at our printing services business and a decrease in broadcasting rights fees for Milwaukee Bucks’ basketball games. These cost decreases were partially offset by an increase in news and programming expenses at our television stations, a charge for a workforce reduction and an increase in costs associated with the increased Interactive and commercial delivery revenue at our daily newspaper.

The decrease in selling and administrative expenses is primarily due to a decrease in payroll and benefits expenses at our community newspapers and shoppers business due to the consolidation of our Wisconsin printing plants, a decrease in net litigation-related expenses associated with a litigation settlement at our daily newspaper in 2007 and 2006, a decrease in moving and relocation expenses at our daily newspaper, a gain in 2007 on the sale of the Hartland, Wisconsin printing facility and a decrease in payroll and benefits expenses at our direct marketing services business. These decreases were partially offset by $2.5 million gain on the sale of KBBX-FM in Omaha, Nebraska in 2006, a pension plan curtailment gain in 2006, receipt of $1.1 million insurance proceeds in 2006 from a business interruption claim from the impact of Hurricane Katrina and a charge for a workforce reduction at our daily newspaper in 2007.

Our consolidated operating earnings in 2007 were $78.8 million, a decrease of $25.8 million, or 24.7%, compared to $104.6 million in 2006. The following table presents our operating earnings by segment for 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$30.7	38.9%	$34.5	33.0%
Broadcasting	41.4	52.5	65.9	63.0
Printing services	5.9	7.5	2.6	2.5
Other	0.8	1.1	1.6	1.5

Total operating earnings	$78.8	100.0%	$104.6	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in advertising revenue and the increase in news and programming expenses at our television stations, the operating earnings impact from the decrease in advertising revenue and the gain on the sale of KBBX-FM in Omaha, Nebraska in 2006 at our radio stations, a decrease in retail and classified ROP advertising revenue at our publishing businesses, a charge for a workforce reduction at our daily newspaper and the decrease in revenue and a goodwill impairment charge at our direct marketing services business. Partially offsetting these operating earnings decreases were a decrease in newsprint and paper costs at our publishing businesses, the operating earnings impact from a revenue reduction for a litigation settlement and litigation-related expenses in 2006 at our daily newspaper and the increase in revenue and production efficiencies at our printing services business.

Our consolidated EBITDA in 2007 was $108.2 million, a decrease of $25.5 million, or 19.1%, compared to $133.7 million in 2006. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$110.1	$64.4
Gain from discontinued operations, net	(67.1)	(10.6)
Provision for income taxes	26.6	35.2
Total other expense, net	9.2	15.6
Depreciation	27.4	27.1
Amortization	2.0	2.0

EBITDA	$108.2	$133.7

The decrease in EBITDA is consistent with decreases in operating earnings in our broadcasting, publishing and other segments, partially offset by an increase in operating earnings at our printing services segment for the reasons described above.

Publishing

Revenue from publishing in 2007 was $266.1 million, a decrease of $18.6 million, or 6.5%, compared to $284.7 million in 2006. Operating earnings from publishing were $30.7 million, a decrease of $3.8 million, or 11.3%, compared to $34.5 million in 2006. We estimate the impact of the additional week in 2006 on revenue from publishing to be $4.9 million and the impact on operating earnings from publishing to be $1.1 million. Excluding the additional week, revenue decreased 4.9% and operating earnings decreased 8.4%.

The following table presents our publishing revenue by category and operating earnings for 2007 and 2006:

	2007			2006			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$90.3	$29.3	$119.6	$91.0	$34.5	$125.5	(4.7)
Classified	58.1	6.0	64.1	64.7	7.8	72.5	(11.6)
National	9.2	—	9.2	11.0	—	11.0	(16.3)
Direct Marketing	4.4	—	4.4	5.9	—	5.9	(24.5)
Other	—	0.4	0.4	—	0.7	0.7	(41.2)

Total advertising revenue	162.0	35.7	197.7	172.6	43.0	215.6	(8.3)
Circulation revenue	51.2	1.1	52.3	52.6	2.3	54.9	(4.9)
Other revenue	12.2	3.9	16.1	10.9	3.3	14.2	13.1

Total revenue	$225.4	$40.7	$266.1	$236.1	$48.6	$284.7	(6.5)

Operating earnings	$30.2	$0.5	$30.7	$30.7	$3.8	$34.5	(11.3)

Advertising revenue in 2007 accounted for 74.3% of total publishing revenue compared to 75.7% in 2006.

Retail advertising revenue in 2007 was $119.6 million, a decrease of $5.9 million, or 4.7%, compared to $125.5 million in 2006. The $0.7 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising, primarily in the small to mid-sized retailers, department stores, furniture/furnishings, food and entertainment categories, and a decrease in preprints and shared mail advertising. These were partially offset by $4.0 million revenue reduction from a litigation settlement in 2006 and an increase in Interactive and specialty magazine advertising in 2007. The $5.2 million decrease at our community newspapers and shoppers was due primarily to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in automotive and real estate advertising.

Classified advertising revenue in 2007 was $64.1 million, a decrease of $8.4 million, or 11.6%, compared to $72.5 million in 2006. Decreases in ROP classified advertising at our daily newspaper were partially offset by an increase in Interactive and Marketplace classified advertising. The $6.6 million decrease in classified advertising revenue at our daily newspaper was primarily due to decreases in real estate advertising of $3.3 million, employment advertising of $2.9 million and automotive advertising of $0.6 million, partially offset by an increase in other classified categories of $0.2 million. Employment advertising accounted for 42.2% of classified advertising revenue at the daily newspaper in 2007. The $1.8 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to revenue from a mid-week shared mail product previously reported within the division that is now reported under the daily newspaper and a decrease in classified advertising in our Milwaukee-area community newspapers.

Although Interactive advertising revenue is reported in the various advertising revenue categories, total retail and classified Interactive advertising revenue at our daily newspaper was $13.4 million in 2007, an increase of $3.9 million, or 40.7%, compared to $9.5 million in 2006.

National advertising revenue in 2007 was $9.2 million, a decrease of $1.8 million, or 16.3%, compared to $11.0 million in 2006. The decrease was primarily due to decreases in national ROP advertising in the business services, communications and various other categories and in national preprint advertising.

The following table presents our daily newspaper’s core newspaper advertising linage by category and core newspaper and shared mail preprint pieces for 2007 and 2006:

	2007	2006	Percent Change
Advertising linage (inches):
Full run
Retail	591,649	670,719	(11.8)
Classified	539,443	653,601	(17.5)
National	47,451	59,049	(19.6)

Total full run	1,178,543	1,383,369	(14.8)
Part run	39,199	111,420	(64.8)

Total advertising linage	1,217,742	1,494,789	(18.5)

Preprint pieces (in thousands)	872,784	926,175	(5.8)

Total advertising linage in 2007 decreased 18.5% compared to 2006. Full run advertising linage in 2007 decreased 14.8% compared to 2006 primarily due to a reduction in classified and retail advertising linage. The decrease in classified advertising linage is primarily due to a decrease in the automotive, employment and real estate categories and the decrease in retail advertising linage is primarily due to decreases in the small to mid-sized retailers, department stores, furniture/furnishings, food and entertainment categories. National advertising linage decreased primarily due to decreases in the business services, communications and various other categories. Part run advertising linage decreased 64.8% in 2007 due to the elimination of daily zoned editions. Preprint pieces decreased in 2007 compared to 2006 due to a decrease in average net paid circulation, the additional week in 2006, two high volume preprint advertisers leaving the Milwaukee market and other advertisers decreasing their preprint advertising.

The following table presents total pages and revenue per page for our community newspapers and shoppers and specialty products for 2007 and 2006:

	2007	2006	Percent Change
Total pages:
Community newspapers	47,540	70,724	(32.8)
Shoppers and specialty products	49,079	57,513	(14.7)

Total pages	96,619	128,237	(24.7)

Revenue per page	$329.47	$298.52	10.4

Total pages for our community newspapers and shoppers business in 2007 decreased 24.7% compared to 2006. The decrease was primarily due to reducing 18 weekly community newspapers to eight and a mid-week shared mail product previously reported as a community shopper and now reported under the daily newspaper. Revenue per page increased 10.4% primarily due to the reformatting of certain papers to more efficiently use the amount of available space on each page.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper, was $4.4 million in 2007, a decrease of $1.5 million, or 24.5%, compared to $5.9 million in 2006. The decrease was due to The Bon-Ton Stores, Inc.’s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.4 million in 2007, a decrease of $0.3 million, or 41.2%, compared to $0.7 million in 2006.

Circulation revenue in 2007 accounted for 19.7% of total publishing revenue compared to 19.3% in 2006. Circulation revenue of $52.3 million in 2007 decreased $2.6 million, or 4.9%, compared to $54.9 million in 2006 primarily due to decreases in daily and Sunday average net paid circulation at our daily newspaper and a change to a free distribution model of the community newspapers in the Milwaukee area at our community newspapers and shoppers business.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 6.0% of total publishing revenue in 2007 compared to 5.0% in 2006. Other revenue in 2007 was $16.1 million, an increase of $1.9 million, or 13.1%, compared to $14.2 million in 2006. The $1.3 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from printing the USA Today for northern Illinois and eastern Wisconsin and the Chicago Reader and an increase in commercial delivery revenue. In September 2007, our daily newspaper signed a three-year agreement to print the Chicago Reader, a weekly tabloid newspaper, for distribution in the greater Chicago, Illinois area. Printing commenced in October 2007. The $0.6 million increase at our community newspapers and shoppers is due to an increase in commercial printing revenue from new customers.

Publishing operating earnings in 2007 were $30.7 million, a decrease of $3.8 million, or 11.3%, compared to $34.5 million in 2006. Operating earnings decreased $0.5 million in 2007 at the daily newspaper primarily from the impact of the decrease in retail and classified ROP advertising, a $3.1 million charge for a workforce reduction, a $1.5 million gain on the sale of a garage property in 2006 and a $0.8 million pension plan curtailment gain in 2006. Partially offsetting the operating earnings decrease were a $6.8 million decrease in paper costs, net favorable litigation related adjustments of $4.5 million in 2007 and 2006, a $1.1 million decrease in circulation delivery fees and a decrease in employee moving and relocation expenses. Operating earnings decreased $3.3 million in 2007 at our community newspapers and shoppers primarily due to the decrease in revenue, receipt of $1.1 million insurance proceeds in 2006 from a business interruption claim from the impact of Hurricane Katrina, a $0.3 million increase in workers’ compensation expenses, a $0.3 million pension plan curtailment credit in 2006 and costs associated with a lease termination. Partially offsetting the operating earnings decrease was a decrease in payroll and benefits, a $0.9 million gain on the 2007 sale of the Hartland, Wisconsin printing facility and a $0.7 million charge for consolidating the Wisconsin printing operations in 2006. Total newsprint and paper costs for our publishing businesses in 2007 were $26.6 million, a decrease of $7.1 million, or 21.1%, compared to $33.7 million in 2006 primarily due to a 13.0% decrease in newsprint consumption and an 11.3% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in 2007 decreased primarily due to decreases in ROP advertising, average net paid circulation, a web-width reduction to 48 inches and editorial content at our daily newspaper.

Broadcasting

Revenue from broadcasting in 2007 was $218.1 million, a decrease of $20.5 million, or 8.6%, compared to $238.6 million in 2006. Operating earnings from broadcasting in 2007 were $41.4 million, a decrease of $24.5 million, or 37.2%, compared to $65.9 million in 2006. We estimate the impact of the additional week in 2006 on revenue from broadcasting to be $3.6 million and the impact on operating earnings from broadcasting to be $0.3 million. Excluding the additional week, revenue decreased 7.2% and operating earnings decreased 37.0%.

The following table presents our broadcasting revenue and operating earnings for 2007 and 2006:

	2007			2006			Percent Change
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Revenue	$84.1	$134.0	$218.1	$87.5	$151.1	$238.6	(8.6)

Operating earnings	$20.9	$20.5	$41.4	$27.1	$38.8	$65.9	(37.2)

Revenue from our radio stations in 2007 was $84.1 million, a decrease of $3.4 million, or 4.0%, compared to $87.5 million in 2006. The decrease was due to a $2.1 million decrease in local advertising revenue, a $1.0 million decrease in political and issue advertising revenue and a $0.3 million decrease in national advertising revenue. Developmental revenue, which refers to non-transactional revenue that targets non-traditional advertisers and is included in local advertising revenue, increased $2.1 million in 2007 compared to 2006 and Interactive revenue increased $1.3 million in 2007 compared to 2006. On a same-station basis (excluding revenue generated by KBBX-FM, which was sold in September 2006 and KOMJ-AM, which was sold in March 2007), radio revenue decreased 2.5% in 2007 compared to 2006.

Operating earnings from our radio stations in 2007 were $20.9 million, a decrease of $6.2 million, or 23.1%, compared to $27.1 million in 2006. The decrease in operating earnings is due to the impact from the decrease in revenue, a $2.5 million gain on the sale of KBBX-FM in Omaha, Nebraska in 2006, an increase in selling expenses, an increase in expenses related to a litigation settlement, a $0.3 million pension plan curtailment gain in 2006, and a $0.2 million loss on the sale of KOMJ-AM in Omaha, Nebraska. Partially offsetting these operating earnings decreases was a decrease in broadcasting rights fees for Milwaukee Bucks’ basketball games.

Revenue from our television stations in 2007 was $134.0 million, a decrease of $17.1 million, or 11.2%, compared to $151.1 million in 2006. The decrease was primarily due to a $13.3 million decrease in political and issue advertising revenue, a $3.3 million decrease in Olympic advertising revenue at our NBC affiliates, and a $2.2 million decrease in national advertising revenue, partially offset by a $1.5 million increase in local advertising revenue primarily from developmental and Interactive revenue and a $0.4 million increase in other revenue. Developmental revenue increased $1.9 million in 2007 compared to 2006 and Interactive revenue increased $1.0 million in 2007 compared to 2006.

Operating earnings from our television stations in 2007 were $20.5 million, a decrease of $18.3 million, or 47.1%, compared to $38.8 million in 2006. The decrease in operating earnings was primarily due to the impact from the decrease in political and issue advertising revenue, an increase in programming expenses associated with additional newscasts and new developmental and Interactive products, a $0.5 million increase in bad debt expense, a $0.2 million increase in depreciation expense and a $0.2 million pension plan curtailment gain in 2006 partially offset by a decrease in national representative commissions and incentive compensation expense.

Printing Services

Revenue from printing services in 2007 was $69.4 million, an increase of $2.4 million, or 3.6%, compared to $67.0 million in 2006. Operating earnings from printing services in 2007 were $5.9 million, an increase of $3.3 million, or 128.2%, compared to $2.6 million in 2006. We estimate the impact of the additional week on printing services revenue to be $1.4 million and the impact on printing services operating earnings to be $0.2 million. Excluding the additional week, revenue increased 5.8% and operating earnings increased 147.1%.

The increase in printing services revenue was primarily due to a temporary increase in revenue from Dell along with the addition of new printing customers. We do not expect the same level of business from Dell to continue in future periods and we believe our revenue from Dell will decrease in 2008.

The increase in printing services operating earnings was primarily due to the increase in revenue, production efficiencies gained from decreases in waste, a decrease in workers’ compensation expenses, a change in business mix and a favorable adjustment from the termination of a sublease agreement.

Other

Other revenue in 2007 was $29.1 million, a decrease of $9.4 million, or 24.6%, compared to $38.5 million in 2006. Other operating earnings in 2007 were $0.8 million, a decrease of $0.8 million, or 45.8%, compared to $1.6 million in 2006. We estimate the impact of the additional week on other revenue to be $0.5 million and the impact on other operating earnings to be a loss of $0.2 million. Excluding the additional week, revenue decreased 23.3% and operating earnings decreased 78.8%.

The following table presents our other revenue and operating earnings for 2007 and 2006:

	2007			2006			Percent Change
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Revenue	$31.9	$(2.8)	$29.1	$41.5	$(3.0)	$38.5	(24.6)

Operating earnings (loss)	$(1.4)	$2.2	$0.8	$(0.9)	$2.5	$1.6	(45.8)

The decrease in other revenue in 2007 compared to 2006 was primarily due to a decrease in postage amounts billed to customers, mailing services and offset printing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $15.9 million and $22.2 million of postage amounts billed to customers in 2007 and 2006, respectively.

The decrease in other operating earnings was primarily due to the decrease in revenue and a goodwill impairment recorded at our direct marketing services business, a gain on the sale of a garage property recorded at corporate in 2006 and a postretirement benefits curtailment gain recorded at corporate in 2006.

Other Income and Expense and Taxes

Interest income was insignificant in 2007 and 2006. Interest expense was $9.2 million in 2007 compared to $15.6 million in 2006. The decrease is primarily due to a decrease in debt outstanding, which was reduced with the proceeds from the sales of Norlight, our former telecommunications subsidiary, and the three regional publishing and printing operations of our community newspapers and shoppers division partially, offset by share repurchases. Amortization of deferred financing costs was $0.4 million in 2007 and 2006.

The effective tax rate for continuing operations was 38.2% in 2007 and 39.6% in 2006. The decrease in our effective tax rate was primarily due to the recovery of federal renewal community zone credits for 2003 to 2007 and a decrease in our current and deferred state income tax expense.

Discontinued Operations

On February 26, 2007, Q-Comm Corporation (Q-Comm) acquired 100% of the stock of Norlight. On June 25, 2007, July 6, 2007 and August 2, 2007, we sold our Ohio publishing and printing operations, our Louisiana publishing operation and our New England publishing and printing operations, respectively. The operations of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

Gain from discontinued operations, net of income taxes, was $67.1 million in 2007 compared to $10.6 million in 2006. Income tax expense related to discontinued operations was $43.3 million in 2007 compared to $7.1 million in 2006.

We recorded a $63.9 million net gain on the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers division in 2007. We recorded a $3.1 million net gain from the operating results of our discontinued operations in 2007 compared to an $11.6 million net gain from the operating results in the three quarters of 2006. In 2007, we recorded a $0.6 million loss from discontinued operations for a preliminary Environmental Protection Agency assessment for NorthStar Print Group, Inc. (NorthStar). In 2006, we recorded a loss from discontinued operations, net of income taxes, of $1.0 million from a purchase price adjustment related to the January 2005 sale of NorthStar.

Net Earnings

Our net earnings in 2007 were $110.1 million, an increase of $45.7 million, compared to $64.4 million in 2006. The increase was due to the gain from discontinued operations and the decrease in interest expense in 2007, partially offset by the decrease in operating earnings from continuing operations for the reasons described above.

Earnings per Share

Basic and diluted earnings per share from continuing operations were $0.66 and $0.65, respectively, in 2007 compared to $0.77 and $0.75, respectively, in 2006. Basic and diluted earnings per share from discontinued operations were $1.08 and $1.00, respectively, in 2007 compared to $0.16 and $0.14, respectively, in 2006. Basic and diluted net earnings per share were $1.74 and $1.65, respectively, for 2007 compared to $0.93 and $0.89, respectively, in 2006. Our basic and diluted earnings per share were favorably impacted in 2007 and 2006 by our share repurchases.

    2006 (53 weeks) compared to 2005 (52 weeks)

Continuing Operations

Our consolidated operating revenue in 2006 was $628.8 million, an increase of $47.1 million, or 8.1%, compared to $581.7 million in 2005. Our consolidated operating costs and expenses in 2006 were $334.7 million, an increase of $10.7 million, or 3.3%, compared to $324.0 million in 2005. Our consolidated selling and administrative expenses in 2006 were $189.5 million, an increase of $7.0 million, or 3.9%, compared to $182.5 million in 2005.

The 2006 results include the operations of three television stations whose assets were acquired on December 5, 2005. Also, 2006 contained 53 weeks compared to 52 weeks in 2005. Although it is difficult to precisely quantify the impact of the additional week, we estimate the revenue impact to be $10.4 million, the total operating costs and expenses and selling and administrative expenses impact to be $9.0 million and the operating earnings impact to be $1.4 million.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2006 and 2005:

	2006	Percent of Total Revenue	2005	Percent of Total Revenue
	(dollars in millions)
Continuing operations:
Revenue:
Publishing	$284.7	45.3%	$296.1	50.9%
Broadcasting	238.6	37.9	168.3	28.9
Printing services	67.0	10.7	72.5	12.5
Other	38.5	6.1	44.8	7.7

Total revenue	628.8	100.0	581.7	100.0
Total operating costs and expenses	334.7	53.2	324.0	55.7
Selling and administrative expenses	189.5	30.1	182.5	31.4

Total operating costs and expenses and selling and administrative expenses	524.2	83.4	506.5	87.1

Total operating earnings	$104.6	16.6%	$75.2	12.9%

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

Our consolidated operating earnings in 2006 were $104.6 million, an increase of $29.4 million, or 39.1%, compared to $75.2 million in 2005. The following table presents our operating earnings by segment for 2006 and 2005:

	2006	Percent of Total Operating Earnings	2005	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$34.5	33.0%	$38.8	51.6%
Broadcasting	65.9	63.0	35.1	46.7
Printing services	2.6	2.5	2.3	3.1
Other	1.6	1.5	(1.0)	(1.4)

Total operating earnings	$104.6	100.0%	$75.2	100.0%

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

Our consolidated EBITDA in 2006 was $133.7 million, an increase of $32.4 million, or 32.0%, compared to $101.3 million in 2005. The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for 2006 and 2005:

	2006	2005
	(dollars in millions)
Net earnings	$64.4	$66.3
Gain from discontinued operations, net	(10.6)	(23.1)
Provision for income taxes	35.2	28.2
Total other expense	15.6	3.8
Depreciation	27.1	24.3
Amortization	2.0	1.0

EBITDA	$133.7	$100.5

The increase in EBITDA is consistent with increases in operating earnings in our broadcasting, other and printing services segments, partially offset by a decrease in operating earnings at our publishing segment in 2006 for the reasons described above.

Publishing

Revenue from publishing in 2006 was $284.7 million, a decrease of $11.4 million, or 3.8%, compared to $296.1 million in 2005. Operating earnings from publishing were $34.5 million, a decrease of $4.3 million, or 10.9%, compared to $38.8 million in 2005. We estimate the impact of the additional week on revenue from publishing to be $4.9 million and the impact on operating earnings from publishing to be $1.1 million. Excluding the additional week and litigation settlement, revenue decreased 4.2% and operating earnings decreased 13.7%.

The following table presents our publishing revenue by category and operating earnings for 2006 and 2005:

	2006			2005			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$91.0	$34.5	$125.5	$93.8	$36.6	$130.4	(3.8)
Classified	64.7	7.8	72.5	70.0	7.7	77.7	(6.7)
National	11.0	—	11.0	10.2	—	10.2	8.1
Direct Marketing	5.9	—	5.9	7.6	—	7.6	(22.3)
Other	—	0.7	0.7	—	0.6	0.6	3.3

Total advertising revenue	172.6	43.0	215.6	181.6	44.9	226.5	(4.8)
Circulation revenue	52.6	2.3	54.9	52.9	2.3	55.2	(0.5)
Other revenue	10.9	3.3	14.2	7.0	7.7	14.4	(0.8)

Total revenue	$236.1	$48.6	$284.7	$241.5	$54.6	$296.1	(3.8)

Operating earnings	$30.7	$3.8	$34.5	$39.5	$(0.7)	$38.8	(10.9)

Advertising revenue in 2006 accounted for 75.7% of total publishing revenue compared to 76.5% in 2005.

Retail advertising revenue in 2006 was $125.5 million, a decrease of $4.9 million, or 3.8%, compared to $130.4 million in 2005. The $2.8 million decrease at our daily newspaper was primarily due to a $4.0 million reduction in revenue for credits issued toward 2007 advertising in the Milwaukee Journal Sentinel under a settlement agreement with classified advertisers as well as a voluntary offer made to preprint advertisers related to changes made in 2003 and 2004 reported net paid circulation numbers, partially offset by an increase in retail Interactive revenue and the extra week. The $2.1 million decrease at our community newspapers and shoppers was primarily due to a decrease in automotive and retail advertising and shoppers that were discontinued and replaced with a shared mail product of our daily newspaper partially offset by additional revenue from the extra week.

Classified advertising revenue in 2006 was $72.5 million, a decrease of $5.2 million, or 6.7%, compared to $77.7 million in 2005. The $5.3 million decrease at our daily newspaper was primarily due to decreases in automotive advertising of $4.3 million, employment advertising of $0.5 million, real estate advertising of $0.3 million and other advertising of $0.2 million. Employment advertising accounted for 42.4% of classified advertising at the daily newspaper in 2006. Classified advertising revenue at our community newspapers and shoppers was $7.8 million in 2006 and $7.7 million in 2005.

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

National advertising revenue in 2006 was $11.0 million, an increase of $0.8 million, or 8.1%, compared to $10.2 million in 2005. The increase was primarily due to increases in the finance, health and business services and communications categories, partially offset by decreases in the entertainment and manufacturers categories.

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

The following table presents the full pages of advertising and revenue per page for our community newspapers and shoppers and specialty products for 2006 and 2005:

	2006	2005	Percent Change
Full pages of advertising:
Community newspapers	70,724	79,545	(11.1)
Shoppers and specialty products	57,513	60,836	(5.5)

Total full pages of advertising	128,237	140,381	(8.7)

Revenue per page	$298.52	$286.21	4.3

Total full pages of advertising for our community newspapers and shoppers business in 2006 decreased 8.7% compared to 2005. The decrease was due to a decline in retail and classified ROP advertising, the discontinuation of 10 shopper publications, reformatting certain papers to more efficiently use the amount of available space on each page and a special automotive supplement that was produced in 2005 and not continued in 2006. Revenue per page increased 26.5% primarily due to the decrease in total full pages of advertising and the increase in advertising rates.

Direct marketing revenue, consisting of revenue from direct mail efforts for our daily newspaper was $5.9 million in 2006, a decrease of $1.7 million, or 22.3%, compared to $7.6 million in 2005. The decrease was due to The Bon-Ton Stores, Inc.’s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.7 million in 2006 and $0.6 million 2005.

Circulation revenue in 2006 accounted for 19.3% of total publishing revenue compared to 18.6% in 2005. Circulation revenue of $54.9 million in 2006 decreased $0.3 million, or 0.5%, compared to $55.2 million in 2005 primarily due to decreases in daily and Sunday average net paid circulation and a decrease in the daily average rate per copy partially offset by an increase in the Sunday average rate per copy. Circulation revenue was $2.3 million in 2006 and 2005 at our community newspapers and shoppers.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 5.0% of total publishing revenue in 2006 compared to 4.9% in 2005. Other revenue in 2006 was $14.2 million, a decrease of $0.2 million, or 0.8%, compared to $14.4 million in 2005. A $4.1 million decrease at our community newspapers and shoppers due to the closure of our Louisiana printing facility in New Orleans in late 2005 was partially offset by a $3.9 million increase in commercial printing, commercial delivery and other revenue at the daily newspaper.

In September 2006, our daily newspaper signed a five-year agreement to print the national edition of USA TODAY for distribution in the northern and western suburbs of Chicago, Illinois and the eastern half of Wisconsin. Printing commenced in late October 2006.

Also in September 2006, we announced the closure of our Hartland, Wisconsin commercial printing plant. Our community newspapers and shoppers’ Wisconsin-based printing was consolidated at our printing operations in Waupaca, Wisconsin to enhance capacity utilization and streamline printing operations. We incurred $0.7 million in expenses related to the move, including employee-related charges.

Publishing operating earnings in 2006 were $34.5 million, a decrease of $4.3 million, or 10.9%, compared to $38.8 million in 2005. Operating earnings decreased $8.8 million at the daily newspaper primarily due to the operating earnings impact from the decrease in revenue, including $4.0 million for credits to be issued towards 2007 advertising, and increases in direct expenses, legal and professional fees, commercial printing costs, paper costs and recruitment and relocation expenses. These expenses were partially offset by decreases in benefit expenses, including a $0.8 million pension plan curtailment gain and a decrease in workers’ compensation costs. Operating earnings increased $4.5 million in 2006 at our community newspapers and shoppers primarily due to $3.7 million of hurricane-related costs in 2005, $1.1 million in insurance proceeds received from a business interruption claim from the impact of Hurricane Katrina, a $0.3 million pension plan curtailment gain and reductions in bad debt and depreciation expenses. These savings were partially offset by $0.7 million in one-time costs related to consolidating the Wisconsin printing operations and increased workers’ compensation costs. Total newsprint and paper costs for our publishing businesses in 2006 were $33.7 million, a decrease of $1.6 million, or 4.6%, compared to $35.3 million in 2005 primarily due to a decrease in newsprint consumption. Partially offsetting this savings was a 10.6% increase in average newsprint pricing per metric ton at our daily newspaper and community newspapers and shoppers. Consumption of metric tonnes of newsprint in 2006 decreased 14.9% compared to 2005 due to decreases in ROP advertising, editorial content, average net paid circulation and production waste at our daily newspaper and the shutdown of our printing plant in New Orleans in late 2005 partially offset by an increase in consumption due to the extra week in fiscal 2006.

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

The decrease in printing services revenue was primarily due to an $8.7 million decrease in revenue from Dell and a $1.5 million decrease in revenue from other computer-related customers. These decreases were partially offset by a $4.7 million increase in revenue from the printing of publications and product manuals. Dell accounted for 7.5% and 19.0% of our printing services revenue in 2006 and 2005, respectively.

The increase in printing services operating earnings was primarily due to improved profitability from a change in our customer mix and decreases in overall expenses partially offset by reductions in sales volume to computer-related customers.

Other

Other revenue in 2006 was $38.5 million, a decrease of $6.3 million, or 14.0%, compared to $44.8 million in 2005. Other operating earnings in 2006 were $1.6 million, an increase of $2.6 million compared to a loss of $1.0 million in 2005. We estimate the impact of the additional week on other revenue to be $0.5 million and the impact on other operating earnings to be a loss of $0.2 million. Excluding the additional week, revenue decreased 15.2% and operating earnings increased $2.8 million.

The following table presents our other revenue and operating earnings for 2006 and 2005:

	2006			2005			Percent Change
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Revenue	$41.5	$(3.0)	$38.5	$48.1	$(3.3)	$44.8	(14.0)

Operating earnings	$(0.9)	$2.5	$1.6	$(0.1)	$(0.9)	$(1.0)	NA

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

The effective tax rate for continuing operations was 39.6% in 2006 and 39.5% in 2005.

Discontinued Operations

Gain from discontinued operations, net of income taxes, was $10.6 million in 2006 compared to $23.1 million in 2005. Income tax expense related to discontinued operations was $7.1 million in 2006 compared to $15.3 million in 2005.

We recorded an $11.6 million net gain from the operating results of our discontinued operations in 2006 compared to $18.0 million net gain from the operating results of our discontinued operations in 2005. In 2006, we recorded a loss from discontinued operations, net of income taxes, of $1.0 million from a purchase price adjustment related to the January 2005 sale of NorthStar. In 2005, we recorded a $5.1 million net gain on the sale of NorthStar in 2005.

Net Earnings

Our net earnings in 2006 were $64.4 million, a decrease of $1.9 million, or 2.8%, compared to $66.3 million in 2005. The decrease was primarily due to the increase in interest expense in 2006 and the decrease in the gain on discontinued operations in 2005 partially offset by the increase in operating earnings for the reasons described above.

Earnings per Share

Our basic and diluted earnings per share from continuing operations were $0.77 and $0.75, respectively, in 2006, compared to basic and diluted earnings per share from continuing operations of $0.58 and $0.57, respectively, in 2005. Our basic and diluted earnings per share from discontinued operations were $0.16 and $0.14, respectively, in 2006, compared to basic and diluted earnings per share from discontinued operations of $0.33 and $0.31, respectively, in 2005. Basic and diluted net earnings per share were $0.93 and $0.89, respectively, in 2006 compared to $0.91 and $0.88, respectively, in 2005.

Liquidity and Capital Resources

We have a $475 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 30, 2007, we had borrowings of $178.9 million under the facility at a weighted average rate of 5.55%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The financial covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of December 30, 2007, we were in compliance with these financial covenants.

We have $1.7 million of standby letters of credit for business insurance purposes.

Dividends

On February 12, 2008, our board of directors increased the quarterly dividend on our class A and class B shares from $0.075 to $0.08 per share.

Acquisitions

On February 23, 2007, Journal Sentinel, Inc., our daily newspaper, acquired Wisconsin Trails and Milwaukee Home & Fine Living magazines from Trails Media Group, Inc. The total cash purchase price for the magazines was $1.6 million. The acquisition of the two magazines allows us to generate revenue growth through the build-out of our lifestyle websites and print products as well as to take advantage of efficiencies in advertising sales, production and distribution.

On October 11, 2007, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Clintonville Tribune-Gazette in Clintonville, Wisconsin from GateHouse Media, Inc. The Clintonville Tribune-Gazette is a weekly publication with a paid circulation of approximately 2,300. On November 5, 2007, Journal Community Publishing Group, Inc. acquired the Clay County Leader in Orange Park Florida, a weekly publication, from County Publishing Inc. The total cash purchase price for the weekly publications was $0.6 million. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin and Florida.

On September 26, 2007, Journal Broadcast Group, our broadcasting subsidiary, entered into an asset purchase agreement with Mirage Media LLC (Mirage) to purchase KPSE-LP, Channel 50, in Palm Springs, California for $4.7 million. We currently own KMIR-TV, the NBC affiliate, also in Palm Springs. We began operating KPSE-LP under a local marketing agreement with Mirage on October 1, 2007. On January 28, 2008,

Journal Broadcast Group completed the purchase of KPSE-LP. The acquisition of KPSE allows us to better serve advertisers and viewers in the Coachella Valley and builds a stronger presence in Palm Springs and the surrounding area.

Divestitures

On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight. Proceeds, net of transaction expenses, were $175.9 million. The sale of Norlight improves our financial flexibility and allows us to focus on our diversified media businesses. To date, we have used the proceeds from this sale to reduce our obligations under our unsecured revolving credit facility, to pay estimated tax payments on the gain on the sale and to fund our share repurchases.

On March 27, 2007, Journal Broadcast Group completed the sale of KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise) for $0.5 million and recorded a $0.2 million pre-tax loss on the sale. The divestiture of KOMJ-AM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha, Nebraska from Emmis Communications Corporation (Emmis). Concurrently with the sale of KOMJ-AM, we completed the purchase of the KMTV-TV FCC license and remitted to Emmis a final purchase payment of $10.0 million.

On June 25, 2007, Gannett Co., Inc. acquired Journal Community Publishing Group, Inc.’s Central Ohio Advertiser Network and its commercial printing business. On July 6, 2007, an affiliate of Target Media Partners acquired Journal Community Publishing Group, Inc.’s Louisiana publishing operation. On August 2, 2007, Hersam Acorn Community Publishing, LLC acquired Journal Community Publishing Group, Inc.’s New England publishing and printing operations. Total proceeds from these sales, net of transaction expenses, was $28.7 million. To date, we have used the proceeds from these sales to reduce our obligations under our unsecured revolving credit facility, to pay estimated tax payments on the gain on the sale and to fund our share repurchases. These divestitures will allow us to concentrate on growing our community newspaper and shopper business in the markets in which we currently operate.

Share Repurchase Authorizations

In February 2005, April 2006, May 2007 and October 2007, our Board of Directors authorized the repurchase of up to five million shares of our class A common stock in each authorization over the following 18 months, with the April 2006 and May 2007 authorization subsequently amended to permit the purchase of 3.2 million class B shares from Matex, Inc. Under the authorizations, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. In 2006, we completed our repurchases pursuant to the February 2005 authorization. In 2007, we purchased a total of 9.6 million of our class A and class B shares. We completed our repurchases pursuant to the April 2006 authorization in August 2007. We completed our repurchases pursuant to the May 2007 authorization in December 2007. As part of these repurchases, on August 22, 2007, we repurchased 3.2 million of our class B shares from Matex, Inc. for $32.0 million, or $10.00 per share. Through December 30, 2007, we repurchased 0.9 million of our class A shares pursuant to our October 2007 authorization. We have 4.1 million shares remaining to purchase under the October 2007 authorization.

Cash Flow

Continuing Operations

Cash balances were $6.3 million at December 30, 2007. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the foreseeable future.

Cash provided by operating activities was $66.6 million in 2007 compared to $89.7 million in 2006. The decrease was primarily due to a decrease in earnings from continuing operations of $10.8 million and a $10.4 million deposit with the Wisconsin Department of Revenue for an income tax assessment.

Cash provided by investing activities was $160.3 million in 2007 compared to cash used by investing activities of $11.7 million in 2006. Proceeds from the sale of Norlight, the three regional publishing and printing operations of our community newspapers and shoppers business and KOMJ-AM were $205.0 million in 2007. We remitted the final purchase payment of $10.0 million to Emmis to acquire the FCC license of KMTV-TV, our daily newspaper acquired two magazines for $1.6 million and our community newspapers and shoppers acquired two weekly publications for $0.6 million in 2007. Capital expenditures were $35.9 million in 2007 compared to $21.7 million in 2006. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements, including the web-width reduction project and consolidating certain distribution centers. Our capital expenditures in our broadcasting segment are targeted towards technology upgrades, including investments in digital radio and tapeless news for our television stations, and a new building for our television station in Las Vegas, Nevada. We believe these expenditures will help us to better serve our advertisers and viewers and to facilitate our cost control initiatives. In 2008, our capital expenditures are expected to be similar to the amount of capital expenditures in 2007.

Cash used for financing activities was $178.6 million in 2007 compared to $91.9 million in 2006. Borrowings under our credit facility in 2007 were $343.3 million and we made payments of $399.4 million, reflecting the use of proceeds received from the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business, compared to borrowings of $224.1 million and payments of $263.6 million in 2006. In 2007 and 2006, we paid $102.4 million and $34.2 million, respectively, to purchase our class A and class B common stock. We paid cash dividends of $20.4 million and $19.4 million in 2007 and 2006, respectively.

Discontinued Operations

Cash used for discontinued operations was $49.9 million in 2007 compared to cash provided by discontinued operations of $14.9 million in 2006. The decrease was primarily due to $54.2 million in estimated tax payments on the gains on the 2007 sales of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business and a decrease in cash provided by the operations of Norlight due to its sale in February 2007. Capital expenditures, which related primarily to Norlight, were $0.7 million in 2007 compared to $15.4 million in 2006.

Contractual Obligations

Our contractual obligations as of December 30, 2007 are summarized below.

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term notes payable to banks(1)	$218.6	$9.9	$19.9	$188.8	$—
Pension and other postretirement benefits	26.1	2.0	3.8	3.8	16.5
Operating leases	17.6	5.3	7.3	3.1	1.9
Purchase commitments	17.4	8.8	7.2	1.4	—
Other liabilities	18.1	5.1	6.3	5.8	0.9

Total	$297.8	$31.1	$44.5	$202.9	$19.3

(1)	Includes the associated interest calculated on our borrowings of $178.9 million outstanding as of December 30, 2007 at a weighted average rate of 5.55%.

Our $475 million unsecured revolving facility expires on June 2, 2011. As of December 30, 2007, we had borrowings outstanding of $178.9 million under the facility. Other long-term liabilities consist primarily of obligations for syndicated contracts, a national advertising representative litigation settlement, our unrecognized tax benefits, a capital lease, deferred income and deferred compensation arrangements.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

We have a purchase commitment with a newsprint supplier for our publishing businesses which runs through March 31, 2008 and totals $2.5 million as of December 30, 2007. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitments would expire without obligation. A purchase commitment relating to printing equipment was approximately $0.1 million as of December 30, 2007. Purchase commitments related to broadcasting equipment and building improvements were approximately $1.3 million as of December 30, 2007. Over the next five years, we are committed to purchase $13.4 million of television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

As of December 30, 2007, our expected payment for significant contractual obligations includes approximately $4.4 million of liability for unrecognized tax benefits. We have reasonably estimated that cash settlement for $0.2 million of liability for unrecognized tax benefits will occur in less than one year, $4.0 million will occur in three to five years and $0.2 million will occur in more than five years.

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

Allowance for doubtful accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (such as bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due us to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history, the length of time the receivables are past due and the current business environment. If our evaluations of the collectibility of our accounts receivable differ from actual results, increases or decreases in bad debt expense and allowances may be required.

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

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses accounted for 53.2% and 44.8% of total assets in 2007 and 2006, respectively. The annual impairment tests for goodwill and broadcast licenses under Statement No. 142, “Goodwill and Other Intangible Assets” require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters. As of December 30, 2007 and December 31, 2006, we recorded liabilities for our unrecognized tax benefits of $4.4 million and $5.1 million, respectively.

Accrued litigation

We are subject to various legal actions, administrative proceedings and claims. When necessary, we record a liability for an estimate of the probable costs for the resolution of such claims. The estimate would be developed in consultation with counsel and would be based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We believe that such unresolved legal actions and claims would not materially affect our results of operations, financial position or cash flows.

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

We rely upon actuarial valuations to determine pension costs and funding. There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate–used to arrive at the net present value of the obligations and expense;

•	the return on assets–used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases–used to calculate the impact future pay increases will have on pension obligations; and

•	the employee turnover statistics–used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2007 and 2006 are:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rate for expense	5.90%	5.95%	5.75%	5.50%
Discount rate for obligations	6.60	5.90	6.50	5.75
Rate of compensation increases for expense	4.00	4.00	—	—
Rate of compensation increases for obligations	4.80	4.00	—	—
Expected return on plan assets	8.50	8.50	—	—

For our pension plans, a one percent increase or decrease in the discount rate before curtailment recognition would have lowered by $1.9 million or raised by $2.5 million, respectively, the plans’ 2007 expense and would have lowered the plans’ projected benefit obligations by $13.4 million or raised by $16.3 million, respectively, as of December 30, 2007.

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

We study historical markets to determine the long-term rate of return assumption for pension plan assets. We preserve the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonability and appropriateness.

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

New Accounting Standards

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement No. 141R in the first quarter of 2009. We do not believe the effect of adopting Statement No. 141R will have a material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value that were not previously allowed. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We will adopt Statement No. 159 in the first quarter of 2009, the same date we will adopt Statement No. 157. We do not believe the effect of adopting Statement No. 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, we will adopt Statement No. 157 for all nonfinancial assets and non financial liabilities in the first quarter of 2009. We do not believe the effect of adopting Statement No. 157 will have a material impact on our consolidated financial statements.

Effect of Inflation

Our results of operations and financial condition have not been significantly affected by general inflation. We have reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment permits, increased selling prices. However, changes in newsprint prices could have an adverse impact on costs, which we may not be able to offset fully in our pricing or cost containment programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our $475 million unsecured revolving credit facility, and in prices for newsprint. Changes in these factors could cause fluctuations in our net earnings and cash flows.

Interest rates on our long-term notes payable to banks are variable. The interest rate on our revolving credit facility is either at LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the Base Rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. Average interest rates on borrowings under our revolving credit facility were 5.55% in 2007. If interest rates had been 100 basis points higher, our annual interest expense would have increased $0.7 million, assuming comparable borrowing levels. We have not entered into derivative instruments to manage our exposure to interest rate risk.

We currently purchase our newsprint from two suppliers. Our pricing agreement with a supplier ends on March 31, 2008 and we expect to enter into a new agreement. We pay market prices for quantities we determine will meet our requirements. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $597 in 2007. Based on the consumption of newsprint in 2007 for the Milwaukee Journal Sentinel and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.4 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 30, 2007 and December 31, 2006

(in thousands, except per share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,256	$7,923
Receivables, net	86,197	87,401
Inventories, net	7,258	6,752
Prepaid expenses	13,066	11,281
Deferred income taxes	6,821	11,017
Assets of discontinued operations	—	118,584

Total Current Assets	119,598	242,958
Property and equipment:
Land and land improvements	33,691	33,524
Buildings and building improvements	132,170	121,973
Equipment	274,866	259,028
Construction in progress	4,346	6,062

	445,073	420,587
Less accumulated depreciation	221,273	202,484

Net property and equipment	223,800	218,103
Goodwill	232,538	231,635
Broadcast licenses	223,529	196,659
Other intangible assets, net	25,702	26,826
Prepaid pension costs	15,298	—
Other assets	16,502	39,077

Total Assets	$856,967	$955,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,026	$31,108
Accrued compensation	16,871	18,730
Accrued employee benefits	10,390	10,456
Deferred revenue	14,936	18,505
Accrued income taxes	219	4,048
Other current liabilities	7,757	18,368
Liabilities of discontinued operations	—	20,856
Current portion of long-term liabilities	4,508	4,770

Total Current Liabilities	84,707	126,841
Accrued employee benefits	25,157	33,749
Long-term notes payable to banks	178,885	235,000
Deferred income taxes	67,664	62,089
Other long-term liabilities	12,992	16,687
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at December 30, 2007 and December 31, 2006
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 30, 2007 and December 31, 2006	33	33
Class B – authorized 120,000,000 shares; issued: 11,528,044 shares at December 30, 2007 and 18,231,716 shares at December 31, 2006	201	268
Class A – authorized 170,000,000 shares; issued and outstanding: 45,351,893 shares at December 30, 2007 and 48,140,935 shares at December 31, 2006	454	481
Additional paid-in capital	295,017	334,948
Accumulated other comprehensive loss	(615)	(17,114)
Retained earnings	301,187	270,991
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

Total Shareholders’ Equity	487,562	480,892

Total Liabilities And Shareholders’ Equity	$856,967	$955,258

See accompanying notes.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 30, 2007, December 31, 2006 and December 25, 2005

(in thousands, except per share amounts)

	2007	2006	2005
Continuing operations:
Revenue:
Publishing	$266,099	$284,730	$296,095
Broadcasting	218,118	238,536	168,316
Printing services	69,377	66,956	72,463
Other	29,060	38,541	44,826

Total revenue	582,654	628,763	581,700
Operating costs and expenses:
Publishing	143,321	149,898	150,478
Broadcasting	96,924	95,745	73,722
Printing services	55,313	56,129	61,291
Other	24,659	32,893	38,549

Total operating costs and expenses	320,217	334,665	324,040
Selling and administrative expenses	183,649	189,498	182,456

Total operating costs and expenses and selling and administrative expenses	503,866	524,163	506,496

Operating earnings	78,788	104,600	75,204
Other income and expense:
Interest income and dividends	36	37	143
Interest expense, net	(9,180)	(15,607)	(3,941)

Total other income and expense	(9,144)	(15,570)	(3,798)

Earnings from continuing operations before income taxes	69,644	89,030	71,406
Provision for income taxes	26,626	35,247	28,234

Earnings from continuing operations	43,018	53,783	43,172
Gain from discontinued operations, net of applicable income tax expense of $43,250, $7,132 and $15,258, respectively.	67,060	10,590	23,071

Net earnings	$110,078	$64,373	$66,243

Earnings available to class A and B common shareholders	$108,224	$62,519	$64,389

Earnings per share:
Basic:
Continuing operations	$0.66	$0.77	$0.58
Discontinued operations	1.08	0.16	0.33

Net earnings	$1.74	$0.93	$0.91

Diluted:
Continuing operations	$0.65	$0.75	$0.57
Discontinued operations	1.00	0.14	0.31

Net earnings	$1.65	$0.89	$0.88

See accompanying notes.

JOURNAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 30, 2007, December 31, 2006 and December 25, 2005

(in thousands, except per share data)

	Preferred Stock	Common Stock			Additional Paid-in-Capital
		Class C	Class B	Class A
Balance at December 26, 2004	$—	$33	$535	$274	$385,219
Net earnings and other comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Conversion of class B to class A			(183)	183
Stock grants					417
Restricted stock grants			1		990
Cancellation of restricted stock grants					(83)
Employee stock purchase plan			1		1,181
Shares purchased and retired				(35)	(34,157)
Amortization of unearned compensation

Balance at December 25, 2005	—	33	354	422	353,567
Net earnings and other comprehensive income

Change in pension and postretirement (net of tax of $11,457)

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Conversion of class B to class A			(87)	87
Stock grants					710
Employee stock purchase plan			1		1,321
Shares purchased and retired				(28)	(21,172)
Stock-based compensation					522

Balance at December 31, 2006	—	33	268	481	334,948
Net earnings
Change in pension and postretirement (net of tax of $11,045)

Dividends declared:
Class C ($0.57 per share)
Class B ($0.30 per share)
Class A ($0.30 per share)
Issuance of shares:
Conversion of class B to class A			(36)	36
Stock grants					695
Employee stock purchase plan					358
Shares purchased and retired			(32)	(63)	(42,818)
Reversal of reserve for unrecognized tax benefits					771
Adoption of FIN 48
Stock-based compensation			1		1,063

Balance at December 30, 2007	$—	$33	$201	$454	$295,017

See accompanying notes.

Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at cost	Total	Comprehensive Income
$(104)	$—	$212,253	$(108,715)	$489,495
		66,243		66,243	$66,243

		(1,854)		(1,854)
		(9,245)		(9,245)
		(9,190)		(9,190)

				—
				417
(991)				—
83				—
				1,182
		(19,121)		(53,313)
333				333

(679)	—	239,086	(108,715)	484,068
		64,373		64,373	$64,373

	(17,114)			(17,114)

		(1,854)		(1,854)
		(6,816)		(6,816)
		(10,763)		(10,763)

				—
				710
				1,322
		(13,037)		(34,237)
679		2		1,203

—	(17,114)	270,991	(108,715)	480,892
		110,078		110,078	$110,078
	16,499			16,499	16,499

					$126,577

		(1,854)		(1,854)
		(4,274)		(4,274)
		(14,327)		(14,327)

				—
				695
				358
		(59,483)		(102,396)
				771
		45		45
		11		1,075

$—	$(615)	$301,187	$(108,715)	$487,562

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 30, 2007, December 31, 2006 and December 25, 2005

(in thousands)

	2007	2006	2005
Cash flow from operating activities:
Net earnings	$110,078	$64,373	$66,243
Less gain from discontinued operations	67,060	10,590	23,071
Earnings from continuing operations	43,018	53,783	43,172
Adjustments for non-cash items:
Depreciation	27,407	27,080	24,343
Amortization	1,961	1,998	936
Write-off of financing costs	—	—	361
Provision for doubtful accounts	1,646	1,694	1,705
Deferred income taxes	(1,275)	6,867	74
Non-cash compensation	1,829	1,373	713
Curtailment gains for defined benefit pension and other postretirement benefit plans	—	(2,402)	—
Net gain from disposal of assets	(744)	(3,398)	(56)
Impairment of goodwill	410	—	—
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(412)	(7,748)	(2,210)
Inventories	(506)	726	971
Accounts payable	(1,082)	(6,156)	(1,066)
Other assets and liabilities	(5,611)	15,914	8,524

Net Cash Provided By Operating Activities	66,641	89,731	77,467

Cash flow from investing activities:
Capital expenditures for property and equipment	(35,906)	(21,735)	(19,352)
Proceeds from sales of assets	3,391	2,826	1,590
Acquisition of businesses	(12,221)	—	(228,779)
Proceeds from sale of businesses	205,007	7,252	24,661

Net Cash Provided By (Used For) Investing Activities	160,271	(11,657)	(221,880)

Cash flow from financing activities:
Financing costs on long-term notes payable to banks	—	—	(1,000)
Proceeds from long-term notes payable to banks	343,310	224,052	431,265
Payments of long-term notes payable to banks	(399,425)	(263,597)	(227,030)
Proceeds from issuance of common stock, net	322	1,322	1,182
Redemption of common stock, net	(102,396)	(34,237)	(53,313)
Cash dividends	(20,445)	(19,433)	(20,289)

Net Cash Provided By (Used For) Financing Activities	(178,634)	(91,893)	130,815

Cash flow from discontinued operations:
Net operating activities	(49,275)	30,268	28,963
Net investing activities	(670)	(15,390)	(14,875)

Net Cash Provided By (Used For) Discontinued Operations	(49,945)	14,878	14,088

Net Increase (Decrease) In Cash And Cash Equivalents	(1,667)	1,059	490
Cash and cash equivalents
Beginning of year	7,923	6,864	6,374

End of year	$6,256	$7,923	$6,864

Supplemental Cash Flow Information
Cash paid for income taxes	$76,748	$32,936	$44,464

Cash paid for interest	$8,798	$14,674	$1,857

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2007 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—We report on a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years the fourth quarterly reporting period will be fourteen weeks. The 2006 fiscal year ending December 31 was a 53-week year with a 14-week fourth quarter.

The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue recognition—Publishing revenue is generated primarily from the sale of newspaper and internet advertising space and newspaper sales. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired, including advertising aired online on web sites. Circulation revenue is recognized when the newspaper is delivered to the customer. Printing services revenue is recorded primarily at the time of shipment when title passes to the customer. Other revenue that consists of direct marketing services is recognized at the time the service is performed.

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

Advertising expense—We expense our advertising costs as incurred. Advertising expense totaled $4,688, $4,266 and $6,460 in 2007, 2006 and 2005, respectively.

Interest expense—Capitalized interest for the year ended December 30, 2007 totaled $89. All interest incurred during the years ended December 31, 2006 and December 25, 2005 was expensed.

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

On January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). In accordance with FIN 48, we recognize an uncertain tax position when it is more likely than not to be sustained upon examination by taxing authorities and we measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement.

Earnings per share—Basic earnings per share is computed by dividing net earnings available to class A and B common shareholders by the weighted average number of class A and B shares outstanding during the period and excludes non-vested restricted stock. Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, common shares are issued upon exercise of our non-statutory stock options and stock appreciation rights when the current exercise prices are less than the market price of our common shares, and common shares that will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share are computed as follows:

Years ended December 30, December 31 and December 25	2007	2006	2005
Basic earnings:
Earnings from continuing operations	$43,018	$53,783	$43,172
Discontinued operations	67,060	10,590	23,071

Net earnings	110,078	64,373	66,243
Less dividends on class C common stock	(1,854)	(1,854)	(1,854)

Earnings available to class A and B common shareholders	$108,224	$62,519	$64,389

Weighted average class A and B shares outstanding	62,276	67,476	70,945

Basic earnings per share:
Continuing operations	$0.66	$0.77	$0.58
Discontinued operations	1.08	0.16	0.33

Net earnings	$1.74	$0.93	$0.91

Diluted earnings:
Earnings available to class A and B common shareholders	$108,224	$62,519	$64,389
Plus dividends on class C common stock	1,854	1,854	1,854

Net earnings	$110,078	$64,373	$66,243

Weighted average class A and B shares outstanding	62,276	67,476	70,945
Impact of non-vested restricted stock	81	57	18
Conversion of class C shares	4,452	4,452	4,452

Adjusted weighted average shares outstanding	66,809	71,985	75,415

Diluted earnings per share:
Continuing operations	$0.65	$0.75	$0.57
Discontinued operations	1.00	0.14	0.31

Net earnings	$1.65	$0.89	$0.88

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term notes payable to banks approximates fair value as of December 30, 2007 and December 31, 2006.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net—We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 30, 2007 and December 31, 2006 was $4,031 and $3,885, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required. Credit losses are provided for in the financial statements and have been within management’s expectations.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market. A summary of inventories follows:

December 30 and December 31	2007	2006
Paper and supplies	$6,163	$5,439
Work in process	816	722
Finished goods	524	784
Less obsolescence reserve	(245)	(193)

Inventories, net	$7,258	$6,752

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets. The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value.

Property and equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	5–20
Other printing presses	10
Other	3–10

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of earnings and accumulated depreciation in our consolidated balance sheets. At December 30, 2007, we have recorded $1,757 for capital leases in equipment, $445 in accumulated depreciation, $351 in current portion of long-term liabilities and $1,029 in other long-term liabilities in our consolidated balance sheets. At December 31, 2006, we have recorded $1,619 for capital leases in equipment, $135 in accumulated depreciation, $286 in current portion of long-term liabilities and $1,217 in other long-term liabilities in our consolidated balance sheets.

Intangible assets—Goodwill and intangible assets deemed to have indefinite lives, consisting solely of broadcast licenses, are no longer amortized but instead are reviewed at least annually for impairment. We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 25 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications were primarily associated with the sale of Norlight Telecommunications, Inc. (Norlight), our former telecommunications business, and the three regional publishing and printing businesses of our community newspapers and shoppers business in New England, Louisiana and Ohio. See Note 11 for additional information regarding our former telecommunications business and the regional publishing and printing businesses that were sold in 2007.

New accounting standards—On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement No. 141R in the first quarter of 2009. We do not believe the effect of adopting Statement No. 141R will have a material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value that were not previously allowed. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We will adopt Statement No. 159 in the first quarter of 2009, the same date we will adopt Statement No. 157. We do not believe the effect of adopting Statement No. 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, we will adopt Statement No. 157 for all nonfinancial assets and non financial liabilities in the first quarter of 2009. We do not believe the effect of adopting Statement No. 157 will have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2	NOTES PAYABLE TO BANKS

We have a $475 million unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 30, 2007 and December 31, 2006, we had borrowings of $178.9 million and $235.0 million, respectively, under the facility at a weighted average rate of 5.55% and 5.95%, respectively. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

3	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering the majority of our employees. The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment. Plan assets consist primarily of listed stocks and government and other bonds. The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law takes effect for plan years beginning in 2008 and primarily changed employer funding rules of defined benefit pension plans. We do not expect the changes in the laws to have a significant effect on funding to our plans.

In addition, we provide health benefits to certain retirees and their eligible spouses. Our postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) because the prescription drug benefits provided under our postretirement health care plan generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than, the benefits provided under the Act. However, due to certain plan changes, we expect the amount of the federal subsidy under the Act to be minimal in future years.

We also sponsor an unfunded non-qualified pension plan for certain employees whose benefits under the pension plan and the 401(k) Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosure for the unfunded non-qualified pension plan for all years presented is combined with the defined benefit pension plan.

	Pension Benefits		Other Postretirement Benefits
Years ended December 30 and December 31	2007	2006	2007	2006
Change in benefit obligations
Benefit obligation at beginning of year	$149,567	$148,435	$21,906	$33,693
Service cost	4,148	4,497	137	643
Change in plan provisions	—	—	—	(975)
Interest cost	8,713	8,701	1,181	1,774
Actuarial gain	(21,387)	(4,256)	(1,530)	(317)
Curtailment gain	(3,748)	—	—	(11,098)
Special termination benefits	223	—	—	—
Benefits paid	(8,375)	(7,810)	(1,478)	(1,814)

Benefit obligation at end of year	$128,941	$149,567	$20,216	$21,906

Change in plan assets
Fair value of plan assets at beginning of year	$136,008	$129,226	$—	$—
Actual gain on plan assets	10,482	14,336	—	—
Company contributions	257	256	1,478	1,814
Benefits paid	(8,375)	(7,810)	(1,478)	(1,814)

Fair value of plan assets at end of year	$138,372	$136,008	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Postretirement Benefits
Years ended December 30 and December 31	2007	2006	2007	2006
Funded status	$9,431	$(13,559)	$(20,216)	$(21,906)

Amounts recognized in consolidated balance sheets
Prepaid pension costs	$15,298	$—	$—	$—
Current liabilities	(272)	(256)	(1,659)	(2,743)
Noncurrent liabilities	(5,595)	(13,303)	(18,557)	(19,163)

Total	$9,431	$(13,559)	$(20,216)	$(21,906)

Amounts recognized in accumulated other comprehensive loss, net of tax
Actuarial loss, net	$534	$26,987	$1,838	$3,523
Prior service cost	(2,208)	(3,132)	(1,878)	(2,097)
Transition obligation	—	—	2,742	3,291

Total	$(1,674)	$23,855	$2,702	$4,717

The accumulated benefit obligation for the pension plans was $120,728 and $129,438 at December 30, 2007 and December 31, 2006, respectively.

	Pension Benefits
Years ended December 30, December 31 and December 25	2007	2006	2005
Components of net periodic benefit cost
Service cost	$4,148	$4,497	$5,445
Interest cost	8,713	8,701	8,347
Expected return on plan assets	(10,524)	(10,206)	(10,174)
Curtailment gain	—	(1,682)	—
Amortization of:
Unrecognized prior service cost	(269)	(369)	(474)
Unrecognized net loss	1,360	1,567	2,890

Net periodic benefit cost included in selling and administrative expense	$3,428	$2,508	$6,034

In the first quarter of 2007, a pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight on February 26, 2007 and reflects a reduction in future pension benefit accruals for all non-union employees of Norlight. The curtailment gain was recorded in discontinued operations and is not reflected in the above table. The net periodic pension benefit cost related to Norlight reported in discontinued operations was $116, $512, and $754 for 2007, 2006, and 2005, respectively.

In the second quarter of 2007, a pension plan curtailment gain of $58 was recorded as a result of the sale of Journal Community Publishing Group, Inc.’s Central Ohio Advertiser Network (Ohio publishing and printing) to Gannett Co., Inc. on June 25, 2007 and reflects a reduction in future pension benefit accruals for the pension participants of the Ohio publishing and printing operations. The curtailment gain was recorded in discontinued operations and is not reflected in the above table.

In the third quarter of 2007, a pension plan curtailment gain of $184 was recorded as a result of the sale of Journal Community Publishing Group, Inc.’s Louisiana publishing operations to an affiliate of Target Media Partners on July 6, 2007 and the sale of Journal Community Publishing Group, Inc.’s New England publishing and printing operations to Hersam Acorn Community Publishing, LLC on August 2, 2007 and reflects a reduction in future pension benefit accruals for the pension participants of these operations. The curtailment gain was recorded in discontinued operations and is not reflected in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension benefit cost related to the three regional publishing and printing operations of our community newspapers and shoppers business reported in discontinued operations was $115, $474, and $426 for 2007, 2006 and 2005, respectively.

The pension plan curtailment gain in 2006 is the result of an amendment adopted on April 27, 2006. The amendment eliminated participation in the plan for new employees as of April 30, 2006. In addition, employees eligible to participate in our pension plan have made a one-time irrevocable election to either (i) continue participation in the pension plan or (ii) freeze the accrual of benefits under the pension plan as of December 31, 2006 and receive an annual contribution of 3% of eligible wages into the Investment Savings Plan (ISP) beginning in 2007.

	Other Postretirement Benefits
Years ended December 30, December 31 and December 25	2007	2006	2005
Components of net periodic benefit cost
Service cost	$137	$643	$475
Interest cost	1,181	1,774	1,998
Curtailment gain	—	(720)	—
Amortization of:
Unrecognized prior service cost	(219)	(106)	233
Unrecognized net transition obligation	549	549	549
Unrecognized net loss	155	773	655

Net periodic benefit cost included in selling and administrative expense	$1,803	$2,913	$3,910

The other postretirement benefits curtailment gain in 2006 is the result of an amendment adopted on October 31, 2006. The amendment eliminated all postretirement health benefits for full-time active employees who have not attained age 50 by December 31, 2006. In addition, effective for full-time active employees who retire on or after April 1, 2007, the amendment eliminated the employer contribution for medical benefits after such persons attain age 65. On April 19, 2007, the plan was amended to provide unsubsidized postretirement health benefits to full time active employees who had not attained age 50 by December 31, 2006.

The unrecognized net loss and prior service cost for the defined benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0 and ($219), respectively. The unrecognized net loss, prior service obligation and transition obligation for the other postretirement plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is $0, ($219) and $549, respectively.

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 30, 2007 and December 31, 2006 for pension benefits and for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.60%	5.90%	6.50%	5.75%
Rate of compensation increases	4.80	4.00	—	—

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	5.90%	5.95%	5.75%	5.50%
Expected return on plan assets	8.50	8.50	—	—
Rate of compensation increases	4.00	4.00	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the sale of Norlight, the measurement of the net periodic benefit cost from February 26, 2007 until the sale of all three regional publishing and printing operations of our community newspapers and shoppers business was based upon a 5.75% discount rate. The measurement of the net periodic pension benefit cost from the sale of all three regional publishing and printing operations of our community newspapers and shoppers business to the end of 2007 was based upon a 6.35% discount rate.

Due to the pension plan amendment adopted on April 27, 2006, the measurement of the net periodic pension benefit cost from May 1, 2006 to December 31, 2006 was based on a 6.5% discount rate, the yield curve developed at the time of the plan amendment.

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

We studied historical markets to determine the long-term rate of return assumption for plan assets. We preserved the long-term historical relationships between equities and fixed-income securities was consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonableness and appropriateness.

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2007 is 9.0%, grading down to 5.0% in the year 2016 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2007	$47	$(54)
Effect on postretirement benefit obligation as of December 30, 2007	$619	$(719)

Plan Assets

Our pension plan weighted average asset allocations at December 30, 2007 and December 31, 2006, by asset category are as follows:

	Plan Assets
	2007	2006
Equity securities	70.2%	72.4%
Fixed-income securities	29.2	27.3
Other	0.6	0.3

Total	100.0%	100.0%

We employ a total return investment approach whereby a mix of equity and fixed-income investment funds are used to maximize the long-term return of plan assets for a prudent level of risk. We establish our risk tolerance through careful consideration of plan liabilities, plan funded status, and our financial condition. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contributions

We do not expect to contribute to our qualified defined benefit pension plan in 2008. We expect to contribute $272 to our unfunded non-qualified pension plan in 2008.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
2008	$8,101	$1,659
2009	8,122	1,640
2010	8,271	1,660
2011	8,391	1,652
2012	8,593	1,644
2013-2017	46,178	8,360

The 401(k) plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contribution may not exceed 50% of each employee’s eligible wages. Each employee who elects to participate is eligible to receive company matching contributions. We may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the 401(k) plan. The matching contributions, recorded as an operating expense, were $2,177, $2,672 and $2,390 in 2007, 2006 and 2005, respectively. We made additional contributions into the 401(k) on behalf of certain employees not covered by the defined benefit pension plan and for employees who elected to freeze their defined pension benefits of $2,140, $1,028 and $633 in 2007, 2006 and 2005, respectively. We expect to contribute $2,181 on behalf of these employees in 2008. Included in the 2007, 2006 and 2005 matching contributions are contributions to the employees of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business that were sold in 2007 of $68, $411 and $367, respectively. Both Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business that were sold are reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4	INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 30, December 31 and December 25	2007	2006	2005
Current:
Federal	$23,249	$23,158	$21,150
State	4,652	5,103	3,719

Total current	27,901	28,261	24,869
Deferred:
Federal	(211)	6,677	3,217
State	(1,064)	309	148

Total deferred	(1,275)	6,986	3,365

Total provision for income taxes for continuing operations	$26,626	$35,247	$28,234

Current:
Federal	$35,973	$6,022	$12,750
State	7,277	1,110	2,508

Total provision for income taxes for discontinued operations	$43,250	$7,132	$15,258

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 30, December 31 and December 25	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	4.0	3.5
Other	(0.1)	0.6	1.0

Effective income tax rate	38.2%	39.6%	39.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to the deferred tax assets and liabilities at December 30, 2007 and December 31, 2006 are as follows:

Current assets	2007	2006
Receivables	$1,455	$3,219
Inventories	94	107
Other assets	1,538	3,767
Accrued compensation	2,205	2,521
Accrued employee benefits	1,529	1,403

Total current deferred tax assets	$6,821	$11,017

Non-current assets
Accrued employee benefits	$7,664	$12,892
State net operating loss and tax credit carryforwards	1,537	1,924
Other assets	199	161
Valuation allowances on state net operating loss and tax credit carryforwards	(611)	(1,202)

Total non-current deferred tax assets	8,789	13,775

Non-current liabilities
Property and equipment	(15,788)	(25,037)
Intangible assets	(52,134)	(46,877)
Accrued employee benefits	(3,328)	—
Other liabilities	(5,203)	(3,950)

Total non-current deferred tax liabilities	(76,453)	(75,864)

Total net non-current deferred tax liabilities	$(67,664)	$(62,089)

We recognize a deferred tax liability for the difference between financial reporting and tax amortization on our broadcast licenses and tax-deductible goodwill. The deferred tax liability that relates to the difference between financial reporting and tax basis on broadcast licenses and goodwill will not reverse over time unless future impairment charges are recognized on the broadcast licenses or goodwill for financial reporting purposes or unless such assets are sold.

At December 30, 2007, we have $1,537 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years. The net operating losses began expiring in 2007. To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $611 in valuation allowances.

We file tax returns in the United States federal jurisdiction, as well as approximately 35 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2004 through 2006 tax returns are open for federal purposes, and our 2003 through 2006 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin, Illinois, and Kansas. During the year ended December 30, 2007, we deposited $10,400 with the Wisconsin Department of Revenue for an income and franchise tax audit assessment for the years 1998 through 2002. We are currently disputing the assessment. We believe our position will be upheld through the appeals process and any overpayment of tax will be returned to us.

On January 1, 2007, we adopted the provisions of FIN 48. As a result of our adoption of FIN 48, we reduced our liability for unrecognized tax benefits by $45 and increased the January 1, 2007 retained earnings balance by $45.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits during 2007:

Balance at January 1, 2007	$3,088
Increases related to prior year tax provisions	115
Decreases due to the expiration of statutes of limitations	(795)

Balance at December 30, 2007	$2,408

If recognized, $2,294 of unrecognized tax benefits would have an impact on our effective tax rate. It is possible for $159 of unrecognized tax benefits to be recognized within the next 12 months due to settlements with taxing authorities.

We recognize penalties and interest related to unrecognized tax benefits in our provision for income taxes. During the year ended December 30, 2007, we recognized $52 in interest expense related to unrecognized tax benefits. We had approximately $1,980 accrued for interest and penalties as of December 30, 2007. It is possible for approximately $60 of interest expense to be recognized within the next 12 months due to settlements with taxing authorities.

5	COMMITMENTS

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 30, 2007, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

2008	$5,303
2009	4,174
2010	3,086
2011	1,772
2012	1,310
Thereafter	1,960

$17,605

Rent expense charged to operations for 2007, 2006 and 2005 was $7,245, $8,320 and $11,593, respectively. We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in operations for 2007, 2006 and 2005 was $423, $618 and $3,213, respectively. There were no noncancellable subleases as of December 30, 2007.

We have a purchase commitment with a newsprint supplier for our publishing businesses which runs through March 31, 2008 and totals $2,536 as of December 30, 2007. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitments would expire without obligation. A purchase commitment relating to printing equipment was approximately $144 as of December 30, 2007. Purchase commitments related to broadcasting equipment and building improvements were approximately $1,288 as of December 30, 2007.

We have $1,702 of standby letters of credit for business insurance purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Over the next five years, we are committed to purchase $13,429 of television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations. Our maximum potential obligation pursuant to the guarantee is $1.5 million as of December 30, 2007. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have the right of indemnification from the buyer.

The leases for the two buildings utilized by our printing services business contain purchase option clauses that allow us to purchase the buildings at the end of the lease term on October 5, 2012 for $3,000. Further, the leases contain a put option in which the lessor has the option to require us to purchase the buildings if it is able to provide an environmental report acceptable to us.

6	SHAREHOLDERS’ EQUITY

We have three classes of common stock. Class C shares are held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family (which we collectively refer to as the “Grant family shareholders”) and Proteus Fund, Inc., a non-profit organization. The class C shares are entitled to two votes per share. These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares. Class B shares are held by our current and former employees and Grant family shareholders. These shares are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends on Class B shares are equal to those declared on the class A shares. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

The changes in the number of shares of our common stock during 2007 and 2006 are as follows (in thousands):

	Common Stock
	Class C	Class B	Class A
Balance as December 25, 2005	3,264	26,763	42,189
Conversion of class B shares to class A shares	—	(8,777)	8,777
Shares repurchased	—	—	(2,855)
Shares issued under equity incentive and employee stock purchase plans	—	246	—

Balance at December 31, 2006	3,264	18,232	48,141
Conversion of class B shares to class A shares	—	(3,623)	3,623
Shares repurchased	—	(3,200)	(6,412)
Shares issued under equity incentive and employee stock purchase plans	—	119	—

Balance at December 30, 2007	3,264	11,528	45,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaces the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of December 30, 2007, there are 4,792,757 shares available for issuance under the 2007 Plan.

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

During the years ended December 30, 2007 and December 31, 2006, we recognized $1,838 and $1,489, respectively, in stock-based compensation expense, including $96 and $102, respectively, recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the years ended December 30, 2007 and December 31, 2006 was $702 and $590, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities associated with stock-based compensation during the three quarters of 2007. As of December 30, 2007, total unrecognized compensation cost related to stock-based compensation awards was $1,775, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years. Stock-based compensation expense is reported in selling and administrative expenses and gain on discontinued operations in our consolidated statements of earnings.

Non-statutory stock options

The compensation committee of our board of directors has granted non-statutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed 10 years from the grant date. It is our policy to issue new class B common stock upon the exercise of non-statutory stock options that were granted under our 2003 Plan.

In 2003 and 2004, our directors and certain of our employees were granted options to purchase class B common stock under our 2003 Plan. These options are exercisable and will remain exercisable for a period of up to seven years from the grant date. There have been no options granted since 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity during 2007 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	54,250	$18.25
Expired	(3,750)	19.95

Outstanding at December 30, 2007	50,500	18.13	3.1

Exercisable at December 30, 2007	50,500	18.13	3.1

The aggregate intrinsic value of stock options outstanding and exercisable at December 30, 2007 is zero because the fair market value of our class B common stock on December 30, 2007 was lower than the weighted average exercise price of the options.

In 2006, 2,750 non-statutory stock options granted to three employees of Norlight became exercisable as a result of the acceleration by the compensation committee of our board of directors of the vesting period of these options in contemplation of the proposed spin-off of Norlight. There was no incremental compensation expense resulting from this modification. These options expired in 2007.

Stock appreciation rights

A stock appreciation right, or SAR, represents the right to receive an amount equal to the excess of the fair value of a share of our class B common stock on the exercise date over the base value of the SAR, which shall not be less than the fair value of a share of our class B common stock on the grant date. Each SAR is settled only in shares of our class B common stock. The term during which any SAR may be exercised is 10 years from the grant date, or such shorter period as determined by the compensation committee of our board of directors.

On February 16, 2007, the compensation committee of our board of directors granted a combination of 453,000 fixed price and 155,000 escalating price SARs to certain of our named executive officers under our 2003 Plan. Each SAR has a term of 10 years from the date of grant and is subject to annual pro-rata vesting over a three year period. It is our policy to recognize compensation cost for awards with graded vesting on a straight-line basis over the vesting period for the entire award.

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

Fair value for SARs granted in 2007 was calculated using the Black-Scholes option pricing model, with the following weighted average assumptions:

Dividend yield	2.60%
Expected volatility	21.00%
Risk-free rate of return	4.44%
Expected life of SARs (in years)	6
Weighted average fair value of fixed price SARs granted	$2.85
Weighted average fair value of escalating price SARs granted	$1.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the lack of historical experience, the expected life was based on the midpoint between the vesting date and the end of the contractual term. The risk free rate of return was based on the United States Treasury yield curve in effect on the date of grant for the respective life of the SAR. The dividend yield was based on the most recent quarterly dividend payment divided by the average trailing twelve-month daily stock price and annualizing the rate. The expected volatility was based on the historical volatility of our common stock and was benchmarked to our peers’ historical volatility over the same time period. A summary of SAR activity during 2007 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 31, 2006	—	$—
Granted	608,000	13.73

Outstanding at December 30, 2007	608,000	13.73	9.1

Exercisable at December 30, 2007	—	—	—

Stock grants

The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during 2007 is:

	Shares	Weighted Average Fair Value
Non-vested at December 31, 2006	126,605	$14.15
Granted	105,508	13.30
Vested	(69,103)	13.64
Forfeited	(13,425)	13.76

Non-vested at December 30, 2007	149,585	13.81

Our non-vested restricted stock grants vest either three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.3 years. The total fair value of shares vesting during 2007 was $943. There were 140,131 vested unrestricted and non-vested restricted stock grants issued to our directors and employees during 2006 at a weighted average fair value of $12.34, of which 67,016 shares are vested with a total fair value of $805. During 2005, 88,404 vested and nonvested restricted stock grants were issued to our directors and employees at a weighted-average fair value of $15.93, of which 35,454 shares are vested with a total fair value of $548.

In 2006, the compensation committee of our board of directors accelerated the vesting of 13,950 non-vested restricted stock grants granted to 45 employees of Norlight. The non-vested restricted stock grants vested immediately prior to the effective time of the February 26, 2007 sale of Norlight. There was no overall incremental compensation expense resulting from this modification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 27,503 class B common shares sold to employees under this plan in 2007 at a weighted average fair value of $11.71. As of December 30, 2007, there are 2,734,127 shares available for sale under the plan.

Performance unit grants

Each performance unit grant will be accompanied by restrictions as may be determined in the discretion of the compensation committee. Such restrictions may include, without limitation, requirements that the participant remain in our continuous employment for a specified period of time or meet designated performance goals. There were 21,513 performance units granted in 2005 under our 2003 Plan. There have been no options granted since 2005. The number of performance units granted was determined by multiplying the participant’s base salary by his or her target percentage of salary, which target ranges by participant from 100% to 50%, then dividing by the initial performance unit value of $100 per unit. A Total Shareholder Return calculation was performed at the end of the performance period, December 31, 2006 for the current performance cycle, which determined each performance unit was worthless. At December 31, 2006, there were no performance units outstanding.

The fair value of each performance unit granted on February 8, 2005 was $48.47, which we determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	3.33%
Expected dividend yield	1.40%
Expected volatility (Journal Communications)	22.00%
Expected volatility (S&P 500 index)	14.00%

The average risk-free interest rate is based on the two-year United States treasury bond rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our class A common stock as of the grant date. We determined the expected volatility based on historical volatility over two years using daily stock prices.

In 2006, the cash liability portion of the performance unit grants of $774 was reversed into income because payment of the award was no longer expected to occur. In 2006, we recognized $54 in compensation expense for the stock portion of the performance unit awards in accordance with Statement No. 123(R). As of December 31, 2006, $491 was recorded in additional paid-in-capital in our consolidated balance sheet for the stock portion of the performance unit awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior year pro forma expense

The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation”, had been applied for all outstanding and non-vested awards for periods prior to our adoption of SFAS 123(R) on December 26, 2005:

Year Ended December 25, 2005
Net earnings as reported	$66,243
Add compensation cost of restricted stock, net of income tax benefit of $133 included in the determination of net earnings as reported	201
Deduct stock-based compensation determined under fair value-based method, net of related tax effects:
Stock options	(82)
Employee stock purchase plan	(79)
Non-vested restricted stock	(201)

Pro forma net earnings including the effect of stock-based compensation expense	$66,082

Net earnings per share of common stock:
Basic earnings per share:
As reported	$0.91

Pro forma including the effect of stock compensation expense	$0.91

Diluted earnings per share:
As reported	$0.88

Pro forma including the effect of stock compensation expense	$0.88

8	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and tradenames. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements over the terms of the contracts and the tradenames over a period of 25 years.

Amortization expense was $1,961 for the year ended December 30, 2007. Estimated amortization expense for our next five fiscal years is $1,893 for 2008, $1,646 for 2009, $1,596 for 2010, $1,238 for 2011 and $1,156 for 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 30, 2007 and December 31, 2006 is as follows:

December 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$26,930	$(3,862)	$23,068
Customer lists	16,249	(14,583)	1,666
Non-compete agreements	15,281	(15,256)	25
Other	3,664	(2,721)	943

Total	$62,124	$(36,422)	$25,702

December 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$26,930	$(2,796)	$24,134
Customer lists	15,987	(13,832)	2,155
Non-compete agreements	15,251	(15,251)	—
Other	3,119	(2,582)	537

Total	$61,287	$(34,461)	$26,826

The changes in the carrying amount of customer lists, non-compete agreements and other intangibles during 2007 represents the acquisitions of the Wisconsin Trails and Milwaukee Home & Fine Living magazines acquired on February 23, 2007, the Clintonville Tribune—Gazette on October 11, 2007 and the Clay County Leader on November 5, 2007.

Weighted-average amortization period:	Years
Network affiliation agreements	25
Customer lists	12
Non-compete agreements	5
Other	9
Total	16

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. The net carrying amount of our broadcast licenses was $223,529 and $196,659 as of December 30, 2007 and December 31, 2006, respectively. Adjustments of $27,258 and ($388) were made to the carrying value of the broadcast licenses for the acquisition of the KMTV-TV broadcast license and the divestiture of the KOMJ-AM broadcast license, respectively, which occurred contemporaneously on March 27, 2007.

We perform impairment tests each year on indefinite-lived intangible assets. We performed the 2007 and 2006 annual impairment tests as of the beginning of the fourth quarter. No impairment resulted from our annual impairment test in 2007. We recorded a $30 impairment on our KOMJ-AM broadcast license in selling and administrative expenses in our consolidated statements of earnings as a result of our annual impairment test in 2006. We cannot be certain that future impairment tests will not result in a charge to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amount of goodwill during the year ended December 30, 2007 is as follows:

Reporting unit	Goodwill at December 31, 2006	Adjustments	Goodwill at December 30, 2007
Daily newspaper	$2,084	$816	$2,900
Community newspapers and shoppers	12,178	582	12,760
Broadcasting	216,963	(85)	216,878
Direct marketing services	410	(410)	—

Total	$231,635	$902	$232,538

The change in the carrying amount of goodwill during 2007 results from the acquisitions discussed in Note 10, the divestiture of KOMJ-AM and a goodwill impairment at our direct marketing services business.

The changes in the carrying amount of goodwill for the year ended December 30, 2006 are as follows:

Reporting unit	Goodwill at December 25, 2005	Adjustments	Goodwill at December 31, 2006
Daily newspaper	$2,084	$—	$2,084
Community newspapers and shoppers	12,178	—	12,178
Broadcasting	247,562	(30,599)	216,963
Direct marketing services	410	—	410

Total	$262,234	$(30,599)	$231,635

The changes in the carrying amount of goodwill during 2006 represents finalization of the purchase price allocation related to our purchase of FOX-affiliate WFTX-TV, in Fort Myers/Naples, Florida, ABC-affiliate, KGUN-TV, in Tucson, Arizona and certain assets of CBS-affiliate KMTV-TV, in Omaha, Nebraska, and the divestiture of KBBX-FM, in Omaha, Nebraska.

We perform goodwill impairment tests each year as of the beginning of the fourth quarter, or more frequently if indicators of impairment are present. We recorded a $410 impairment on goodwill in selling and administrative expenses in our consolidated statements of earnings at our direct marketing services business in 2007. Fair value was determined using a discounted cash flow approach. No impairment resulted from our annual goodwill impairment test in 2006. We cannot be certain that future goodwill impairment tests will not result in a charge to earnings.

9	LITIGATION

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

Russ Darrow Group, Inc. and Kings Way Homes Litigation.    On December 27, 2006 and June 21, 2007, lawsuits were filed by Russ Darrow Group, Inc. and Kings Way Homes, respectively, against Journal Sentinel, Inc., a subsidiary of Journal Communications, Inc., in Milwaukee County Circuit Court. The plaintiffs chose to opt-out of the class action settlement in Shorewest v. Journal Sentinel Inc. On January 31, 2008, we entered into settlement agreements. Each lawsuit and pending interlocutory appeal was dismissed with prejudice by February 12, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our insurance carrier has accepted these claims under a reservation of rights. The terms of these settlements are confidential, but have been reflected in our results of operations along with an estimate of the insurance proceeds we expect to receive from our insurance carrier.

10	ACQUISITIONS AND SALES

All acquisitions are accounted for using the purchase method. Accordingly, the results of operations and cash flows since the respective dates of acquisition are included in the consolidated financial statements.

Acquisition of Two Magazines

On February 23, 2007, Journal Sentinel, Inc., our daily newspaper, acquired Wisconsin Trails and Milwaukee Home & Fine Living magazines from Trails Media Group, Inc. The total cash purchase price for the magazines was $1,596. The acquisition of the two magazines allows us to generate revenue growth through the build-out of our lifestyle websites and print products as well as to take advantage of efficiencies in advertising sales, production and distribution.

Acquisition of Two Weekly Publications

On October 11, 2007, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Clintonville Tribune-Gazette in Clintonville, Wisconsin from GateHouse Media, Inc. The Clintonville Tribune-Gazette is a weekly publication with a paid circulation of approximately 2,300.

On November 5, 2007, Journal Community Publishing Group, Inc. acquired the Clay County Leader in Orange Park Florida, a weekly publication, from County Publishing Inc.

The total cash purchase price for the weekly publications was $637. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin and Florida.

Acquisition of KPSE-LP

On September 26, 2007, Journal Broadcast Group, our broadcasting subsidiary, entered into an asset purchase agreement with Mirage Media LLC (Mirage) to purchase KPSE-LP, Channel 50, in Palm Springs, California for $4,663, subject to regulatory approval and customary closing conditions. We currently own KMIR-TV, the NBC affiliate, also in Palm Springs. We began operating KPSE-LP under a local marketing agreement with Mirage on October 1, 2007. On January 28, 2008, Journal Broadcast Group completed the purchase of KPSE-LP. The acquisition of KPSE allows us to better serve advertisers and viewers in the Coachella Valley and builds a stronger presence in Palm Springs and the surrounding area.

Sale of KOMJ-AM

On March 27, 2007, Journal Broadcast Group completed the sale of KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise) for $500 and recorded a $152 million pre-tax loss on the sale. The divestiture of KOMJ-AM was part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha, Nebraska from Emmis Communications Corporation (Emmis). Concurrently with the sale of KOMJ-AM, we completed the purchase of the KMTV-TV FCC license and remitted to Emmis a final purchase payment of $10,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of KBBX-FM

On September 25, 2006, Journal Broadcast Group sold KBBX-FM in Omaha, Nebraska for net proceeds of $7,252. The divestiture of KBBX-FM is part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire the broadcast license of KMTV-TV in Omaha, Nebraska from Emmis. The net book value of assets sold was $4,717 and the after-tax gain on the sale was $1,498.

11	DISCONTINUED OPERATIONS

Community newspapers and shoppers

On August 2, 2007, Hersam Acorn Community Publishing, LLC acquired Journal Community Publishing Group, Inc.’s New England publishing and printing operations. Proceeds, net of transaction expenses, were $15,256 million and resulted in a loss on the sale of discontinued operations before income taxes of $353.

On July 6, 2007, an affiliate of Target Media Partners acquired Journal Community Publishing Group, Inc.’s Louisiana publishing operation. Proceeds, net of transaction expenses, were $4,473 million and resulted in a gain on the sale of discontinued operations before income taxes of $1,713.

On June 25, 2007, Gannett Co., Inc. acquired Journal Community Publishing Group, Inc.’s Central Ohio Advertiser Network and its commercial printing business. Proceeds, net of transaction expenses, were $8,884 and resulted in a gain on the sale of discontinued operations before income taxes of $2,009.

The operations of these three regional publishing and printing operations of our community newspapers and shoppers business have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

The following table summarizes the three regional publishing and printing operations’ results of operations which are included in discontinued operations in our consolidated statement of earnings for 2007, 2006 and 2005:

Years ended December 30, December 31 and December 25	2007	2006	2005
Revenue	$22,450	$43,090	$42,311
Earnings before income taxes	$1,260	$3,263	$2,882

The three regional publishing and printing operations’ current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 31, 2006 consisted of the following:

December 31, 2006
Receivables, net	$5,066
Inventories, net	1,138
Prepaid expenses	262
Property and equipment, net	6,021
Goodwill	13,917
Other intangible assets, net	242
Other assets	11

Total current assets	$26,657

Deferred revenue	182
Other liabilities	110

Total current liabilities	$292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no assets and liabilities of the three regional publishing and printing operations’ reported as discontinued operations in the consolidated balance sheet at December 30, 2007.

Norlight Telecommunications, Inc.

On February 26, 2007, Q-Comm Corporation acquired 100% of the stock of Norlight. Proceeds, net of transaction expenses, were $175.9 million and resulted in a gain on discontinued operations before income taxes of $101.8 million. The operations of Norlight have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented.

The following table summarizes Norlight’s results of operations which are included in the gain from discontinued operations in the consolidated statement of earnings for 2007, 2006 and 2005:

Years ended December 30, December 31 and December 25	2007	2006	2005
Revenue	$18,451	$127,768	$140,448
Earnings before income taxes	$4,474	$16,209	$27,230

Norlight’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at December 31, 2006 consisted of the following:

December 31, 2006
Receivables, net	$2,614
Inventories, net	934
Prepaid expenses	2,248
Property and equipment, net	83,616
Goodwill	188
Other intangible assets, net	1,099
Other assets	1,228

Total assets	$91,927

Accounts payable	$3,292
Accrued compensation	2,651
Other liabilities	14,621

Total liabilities	$20,564

There were no assets and liabilities of Norlight reported as discontinued operations in the consolidated balance sheet at December 30, 2007.

NorthStar Print Group, Inc.

On January 25, 2005, Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. The sale price, excluding certain real estate holdings that we retained, was $26,144 in cash, and resulted in a gain on discontinued operations before income taxes of $8,382. In 2006, we recorded a loss on discontinued operations of $1,666 from a purchase price adjustment. In 2007, we recorded a loss on discontinued operations of $600 for a preliminary assessment from the Environmental Protection Agency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes NorthStar’s results of operations which are included in the gain from discontinued operations in the consolidated statement of earnings for 2007, 2006 and 2005:

Years ended December 30, December 31 and December 25	2007	2006	2005
Revenue	$—	$—	$4,112
Loss before income taxes	$(600)	$(84)	$(165)

There were no assets or liabilities of NorthStar reported as discontinued operations in the consolidated balance sheets at December 30, 2007 and December 31, 2006.

12	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

During 2007, we recorded a pre-tax charge of $3,106 for separation benefits at our daily newspaper for 57 employees. We paid $2,849 in separation benefits in 2007 and expect to pay our remaining liability of $257 in 2008. The charge was recorded in operating costs and expenses and selling and administrative expenses in the consolidated statements of earnings in 2007.

13	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of two aggregated reporting segments, the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 47 community newspapers and shoppers in Wisconsin and Florida. As of December 30, 2007, our broadcasting segment consisted of 35 radio stations and 10 television stations in 12 states and the operation of two television stations under local marketing agreements. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 and identifiable total assets at December 30, 2007 and December 31, 2006:

	2007	2006	2005
Revenue
Publishing	$266,099	$284,730	$296,095
Broadcasting	218,118	238,536	168,316
Printing services	69,377	66,956	72,463
Other	29,060	38,541	44,826

	$582,654	$628,763	$581,700

Operating earnings (loss)
Publishing	$30,661	$34,551	$38,795
Broadcasting	41,349	65,887	35,094
Printing services	5,932	2,600	2,324
Other	846	1,562	(1,009)

	$78,788	$104,600	$75,204

Depreciation and amortization
Publishing	$13,294	$13,258	$13,514
Broadcasting	12,930	12,970	8,910
Printing services	2,109	1,985	2,085
Other	1,035	865	770

	$29,368	$29,078	$25,279

Capital expenditures
Publishing	$11,342	$9,275	$10,587
Broadcasting	20,879	9,171	7,030
Printing services	1,418	1,857	840
Other	2,267	1,432	895

	$35,906	$21,735	$19,352

Identifiable total assets
Publishing	$175,668	$181,195
Broadcasting	620,713	607,089
Printing services	21,468	21,998
Other and discontinued operations	39,118	144,976

	$856,967	$955,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007 Quarters
	First	Second	Third	Fourth	Total
Revenue	$143,193	$147,465	$144,379	$147,617	$582,654
Gross profit	62,835	68,693	64,832	66,077	262,437
Net earnings	73,331	14,150	13,128	9,469	110,078
Earnings per share:
Basic	1.12	0.22	0.20	0.15	1.74
Diluted	1.05	0.21	0.20	0.15	1.65

	2006 Quarters
	First	Second	Third	Fourth	Total
Revenue	$146,531	$154,027	$153,000	$175,205	$628,763
Gross profit	66,668	71,794	71,462	84,174	294,098
Net earnings	12,273	15,241	13,501	23,358	64,373
Earnings per share:
Basic	0.17	0.22	0.19	0.34	0.93
Diluted	0.17	0.21	0.19	0.33	0.89

During the third quarter of 2007, we made a tax adjustment related to the lapse of a certain statute of limitations. The amount of this adjustment was $771 and should have been recorded as additional paid-in capital. The amounts previously reported for the third quarter for net earnings, $13,899, basic earnings per share, $0.22, and diluted earnings per share, $0.21, have been revised above to reflect the impact of this adjustment. In addition, for the third quarter of 2007, additional paid-in capital and retained earnings were previously reported to be $310,415 and $304,216 and should have been $311,186 and $303,445, respectively. Total shareholders’ equity as of September 30, 2007 did not change as a result of this adjustment.

The results for 2007 include a pre-tax gain on the sale of Norlight of $101.8 million in the first quarter of 2007 and pre-tax gains of $2.0 million and $1.3 million in the second and third quarters of 2007, respectively, on the sales of our three regional publishing and printing operations. The second quarter of 2007 includes an $852 pre-tax gain on the sale of property by our community newspapers and shoppers business. The third quarter of 2007 includes $720 in pre-tax insurance proceeds related to a litigation settlement at our daily newspaper. The fourth quarter of 2007 includes a $3,106 pre-tax charge for separation benefits at our daily newspaper, a $600 pre-tax charge recorded in discontinued operations for a preliminary Environmental Protection Agency assessment for NorthStar and a $410 pre-tax goodwill impairment at our direct marketing business. The results of 2007 also include an $808 increase in revenue for unused advertiser credits issued in 2006.

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

The first, second and third quarters of 2007 and 2006 each contained 91 days. The fourth quarter of 2006 contained 98 days, while the fourth quarter of 2007 contained 91 days.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 4, 3 and 7 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007, its method of accounting for pension and postretirement benefits effective December 31, 2006, and its method of accounting for stock-based compensation effective December 26, 2005, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Journal Communication Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Journal Communications, Inc.

We have audited Journal Communications, Inc. internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Communication Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Journal Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Journal Communications, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 19, 2008

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 30, 2007, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 1, 2008 Annual Meeting of Shareholders is incorporated by reference herein. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

We have adopted a Code of Ethics for Financial Executives that applies to our Chief Executive Officer and senior financial and accounting officers and employees. We have also adopted a Code of Ethics, applicable to all employees, and a Code of Conduct and Ethics for Members of the Board of Directors, applicable to all directors, which together satisfy the requirements of the New York Stock Exchange regarding a “code of business conduct.” Finally, we have adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website at www.journalcommunications.com, and this information is available in print to any shareholder who requests it by writing to Mary Hill Leahy, Senior Vice President, General Counsel, Secretary and Chief Compliance Officer, Journal Communications, Inc., P.O. Box 661, Milwaukee, Wisconsin 53201-0661. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Ethics for Financial Executives by posting such information on our web site at the address stated above. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the headings “Compensation Discussion and Analysis,” “Election of Officers,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation,” in the Proxy Statement for our May 1, 2008 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” in the Proxy Statement for our May 1, 2008 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 30, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders (2003 Plan)	658,500	(1)	$14.07		N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	N/A	(2)	N/A	(2)	7,526,884	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	658,500		$14.07		7,526,884

1)	Represents options to purchase shares of Class B common stock and stock appreciation rights (SAR) to receive amounts equal to the excess of fair value of shares of Class B common stock over the base value of each SAR under our 2003 Equity Incentive Plan (2003 Plan). No further awards will be granted under our 2003 Plan.

2)	As of December 30, 2007, we had not granted any options, warrants or rights under our 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan).

3)	Represents 4,792,757 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. Also includes 2,734,127 shares available for issuance under our Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our May 1, 2008 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINICIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Independent Public Accounting Firm Disclosure” in the Proxy Statement for our May 1, 2008 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 101 to 104) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 30, 2007, December 31, 2006 and December 25, 2005

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions (Deductions)	Deductions	Balance at End of Year
Allowance for doubtful accounts:
2007(1)	$3,885	$1,712	$—	$1,566	$4,031
2006(1)(4)	$2,511	$1,858	$—	$484	$3,885
2005(1)(2)(4)	$4,139	$1,812	$(1,000)	$2,440	$2,511
Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2007(3)	$1,202	$—	$—	$591	$611
2006(3)	$2,051	$—	$—	$849	$1,202
2005(3)	$2,541	$7	$—	$497	$2,051

(1)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(2)	The remaining reserve for the TeleRep, Inc. receivable was reduced by $1,000.

(3)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

(4)	Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business that were sold have been removed from amounts reported in previous years.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 6, 2008.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 6, 2008:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

/s/ Douglas G. Kiel
Douglas G. Kiel, President

/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Anne M. Bauer
Anne M. Bauer, Vice President & Controller (Principal Accounting Officer)

/s/ Don H. Davis, Jr.
Don H. Davis, Jr., Director

/s/ David J. Drury
David J. Drury, Director

/s/ David G. Meissner
David G. Meissner, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

/s/ Roger D. Peirce
Roger D. Peirce, Director

/s/ Ellen F. Siminoff
Ellen F. Siminoff, Director

/s/ Mary Ellen Stanek
Mary Ellen Stanek, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Jeanette Tully
Jeanette Tully, Director

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

(2.1)	Asset Purchase Agreement, dated January 25, 2005, between Multi-Color Corporation and Journal Communications, Inc. (incorporated by reference to Exhibit 10.15 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).

(2.2)	Stock Purchase Agreement, dated as of November 13, 2006, among Journal Communications, Inc., Norlight Telecommunications, Inc. and Q-Comm Corporation (incorporated by reference to Exhibit 2.2 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2007 [Commission File No. 1-31805]).

(3.1)	Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended through June 30, 2006 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated June 30, 2006 [Commission File No. 1-31805]).

(3.2)	Bylaws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 to Journal Communication’s Current Report on Form 8-K dated July 10, 2007 [Commission File No. 1-31805]).

(4.1)	Amended and Restated Credit Agreement, dated December 2, 2005, among Journal Communications, Inc., certain subsidiaries thereof from time to time party thereto, the financial institutions party thereto, Suntrust Bank, as syndication agent, Bank of America, N.A., as co-documentation agent, Wachovia Bank, National Association, as co-documentation agent, and U.S. Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 2, 2005 [Commission File No. 1-31805]).

(4.2)	Shareholders Agreement, dated as of May 12, 2003, by and among Journal Communications, Inc. (then known as The Journal Company), The Journal Company (then known as Journal Communications, Inc.), Matex Inc. and the Abert Family Journal Stock Trust, as further executed by two “Family Successors,” Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s Registration Statement on Form S-1 filed on June 19, 2003 [Reg. No. 333-105210]).

(4.3)	Amendment to Shareholders Agreement, dated as of August 22, 2007, by and among Journal Communications, Inc., The Journal Company, Matex Inc., the Abert Family Journal Stock Trust, Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 22, 2007 [File No. 1-31805]).

(10.1)	Journal Communications, Inc. Executive Management Incentive Plan (f/k/a the Management Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan (f/k/a the Management Annual Incentive Plan) (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s (now known as the Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

Exhibit Number	Description

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.5)	Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)	Journal Communications, Inc. (f/k/a The Journal Company) 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 10.6 to The Journal Company’s (now known as Journal Communications, Inc.) Registration Statement on Form S-1 [Registration File No. 333-105210]).

(10.7)	Journal Communications, Inc. Executive Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.8)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Directors (incorporated by reference to Exhibit 10.1 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.9)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Officers and Employees (incorporated by reference to Exhibit 10.2 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.10)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.11)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.4 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.12)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.5 to Journal Communication’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.13)	Amended and Restated Employment Agreement, amended and restated effective as of December 8, 2007, between Steven J. Smith and Journal Communications, Inc. (incorporated by reference to Exhibit 10.14 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.14)	Change in Control Agreement, amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Douglas G. Kiel (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.15)	Change in Control Agreement, amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.6 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

Exhibit Number	Description

(10.16)	Change in Control Agreement, amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Paul M. Bonaiuto (incorporated by reference to Exhibit 10.7 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.17)	Change in Control Agreement, amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Mary Hill Leahy (incorporated by reference to Exhibit 10.8 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.18)	Retention Agreement between Norlight Telecommunications, Inc. and James J. Ditter dated July 31, 2006 (incorporated by reference to Exhibit 10 to Journal Communications Inc.’s Current Report on Form 8-K dated July 31, 2006 [Commission File No. 1-31805]).*

(10.19)	Amendment, effective as of December 10, 2006, to Retention Agreement between Norlight Telecommunications, Inc. and James J. Ditter dated July 31, 2006 (incorporated by reference to Exhibit 10 to Journal Communications Inc.’s Current Report on Form 8-K dated December 10, 2006 [Commission File No. 1-31805]).*

(10.20)	Amendment to the Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.21)	Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.22)	Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.23)	Form of Restricted Stock Award Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.24)	Form of Non-Statutory Stock Option Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.25)	Summary of Non-Employee Director Compensation, effective December 12, 2006 (incorporated by reference to Exhibit 10.26 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2006 [Commission File No. 1-31805]).*

(10.26)	Journal Communications, Inc. Annual Management Incentive Plan, adopted December 8, 2007 (incorporated by reference to Exhibit 10.9 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.27)	Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

Exhibit Number	Description

(10.28)	Form of Restricted Stock Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.29)	Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.30)	Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.31)	Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.32)	Form of Nonstatutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.8 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the May 1, 2008 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the May 1, 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)

*	Denotes a management or compensatory plan or arrangement.