Form 10-Q
period 2008-03-30
JOURNAL COMMUNICATIONS INC
filed 2008-05-09
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________ Commission File Number: 1-31805

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

Large Accelerated Filer             Accelerated Filer   X         Non-accelerated Filer               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2008 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at May 1, 2008
Class A Common Stock	41,991,061
Class B Common Stock	10,876,499
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Unaudited Consolidated Condensed Balance Sheets as of
		March 30, 2008 and December 30, 2007	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the First Quarter Ended March 30, 2008 and April 1, 2007	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the First Quarter Ended March 30, 2008	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the First Quarter Ended March 30, 2008
		and April 1, 2007	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of March 30, 2008	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	18
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	27
	Item 4.	Controls and Procedures	27
Part II.	Other Information
	Item 1.	Legal Proceedings	27
	Item 1A.	Risk Factors	27
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
	Item 3.	Defaults Upon Senior Securities	27
	Item 4.	Submission of Matters to a Vote of Security Holders	27
	Item 5.	Other Information	28
	Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 30, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,885	$6,256
Receivables, less allowance for doubtful accounts
of $4,046 and $4,031	77,602	86,197
Inventories, net	6,558	7,258
Prepaid expenses	11,405	13,066
Deferred income taxes	6,782	6,821

TOTAL CURRENT ASSETS	106,232	119,598
Property and equipment, at cost, less accumulated depreciation
of $221,222 and $221,273	220,411	223,800
Goodwill	235,525	232,538
Broadcast licenses	225,507	223,529
Other intangible assets, net	25,270	25,702
Prepaid pension costs	15,580	15,298
Other assets	17,435	16,502

TOTAL ASSETS	$845,960	$856,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,242	$30,026
Accrued compensation	11,880	16,871
Accrued employee benefits	8,571	10,390
Deferred revenue	16,187	14,936
Other current liabilities	7,377	7,976
Current portion of long-term liabilities	4,428	4,508

TOTAL CURRENT LIABILITIES	69,685	84,707
Accrued employee benefits	24,902	25,157
Long-term notes payable to banks	210,075	178,885
Deferred income taxes	69,799	67,664
Other long-term liabilities	12,241	12,992
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at March 30, 2008 and December 30, 2007	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at March 30, 2008 and December 30, 2007	33	33
Class B - authorized 120,000,000 shares; issued and outstanding:
10,945,292 shares at March 30, 2008 and 11,528,044
shares at December 30, 2007	195	201
Class A - authorized 170,000,000 shares; issued and outstanding:
41,875,995 shares at March 30, 2008 and 45,351,893
shares at December 30, 2007	419	454
Additional paid-in capital	269,399	295,017
Accumulated other comprehensive loss, net of tax	(600)	(615)
Retained earnings	298,527	301,187
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	459,258	487,562

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$845,960	$856,967

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	First Quarter Ended
	March 30, 2008	April 1, 2007
Revenue:
Publishing	$60,711	$66,457
Broadcasting	49,339	51,696
Printing services	16,521	16,874
Other	7,694	8,166

Total revenue	134,265	143,193
Operating costs and expenses:
Publishing	33,909	36,875
Broadcasting	23,415	22,395
Printing services	13,759	14,165
Other	6,194	6,923

Total operating costs and expenses	77,277	80,358
Selling and administrative expenses	44,400	46,207

Total operating costs and expenses and selling
and administrative expenses	121,677	126,565

Operating earnings	12,588	16,628
Other income and expense:
Interest income	1	2
Interest expense	(2,269)	(2,998)

Total other income and (expense)	(2,268)	(2,996)

Earnings from continuing operations before income taxes	10,320	13,632
Provision for income taxes	4,030	5,392

Earnings from continuing operations	6,290	8,240
Gain from discontinued operations, net of applicable income tax
expense of $0 and $41,791, respectively	400	65,091

Net earnings	$6,690	$73,331

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.10	$0.12
Discontinued operations	0.01	0.95

Net earnings	$0.11	$1.07

Diluted - Class A and B Common Stock:
Continuing operations	$0.10	$0.12
Discontinued operations	0.01	0.93

Net earnings	$0.11	$1.05

Basic and diluted - Class C common stock:
Continuing operations	$0.16	$0.18
Discontinued operations	0.01	0.95

Net earnings	$0.17	$1.13

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders’ Equity
For the First Quarter Ended March 30, 2008
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss, net of tax	Earnings	at cost	Total	Income
Balance at December 30, 2007	$--	$33	$201	$454	$295,017	$(615)	$301,187	$(108,715)	$487,562
Net earnings							6,690		6,690	$6,690
Change in pension and post-
retirement (net of tax of $12)						15			15	15

										$6,705

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.08 per share)							(895)		(895)
Class A ($0.08 per share)							(3,523)		(3,523)
Issuance of shares:
Conversion of class B to class A			(6)	6					--
Stock grants					29				29
Employee stock purchase plan					319				319
Shares purchased and retired				(41)	(26,169)		(4,471)		(30,681)
Shares transferred from employees for tax withholding					(102)				(102)
Stock-based compensation					305		3		308

Balance at March 30, 2008	$--	$33	$195	$419	$269,399	$(600)	$298,527	$(108,715)	$459,258

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 30, 2008	April 1, 2007
Cash flow from operating activities:
Net earnings	$6,690	$73,331
Less gain from discontinued operations	400	65,091

Earnings from continuing operations	6,290	8,240
Adjustments for non-cash items:
Depreciation	6,862	7,029
Amortization	492	476
Provision for doubtful accounts	285	95
Deferred income taxes	2,162	(3,847)
Non-cash stock-based compensation	334	249
Net (gain) loss from disposal of assets	37	(36)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions of businesses:
Receivables	8,317	6,978
Inventories	700	625
Accounts payable	(8,798)	(6,693)
Other assets and liabilities	(6,296)	(12,159)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,385	957
Cash flow from investing activities:
Capital expenditures for property and equipment	(3,222)	(7,827)
Proceeds from sales of assets	22	60
Proceeds from sales of businesses	--	176,395
Acquisition of businesses	(6,101)	(11,425)

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES	(9,301)	157,203
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	64,925	99,345
Payments on long-term notes payable to banks	(33,735)	(229,065)
Proceeds from issuance of common stock	288	--
Redemption of common stock	(30,681)	(28,111)
Cash dividends	(4,882)	(5,365)

NET CASH USED FOR FINANCING ACTIVTIES	(4,085)	(163,196)
Cash flow from discontinued operations:
Net operating activities	630	3,628
Net investing activities	--	(666)

NET CASH PROVIDED BY
DISCONTINUED OPERATIONS	630	2,962

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,371)	(2,074)
Cash and cash equivalents:
Beginning of year	6,256	7,923

At March 30, 2008 and April 1, 2007	$3,885	$5,849

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The operations of Norlight Telecommunications, Inc., our former telecommunications segment, and the regional publishing and printing operations of our community newspapers and shoppers business in Ohio, Louisiana and New England have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented. Adjustments related to NorthStar Print Group, Inc. have been reflected as discontinued operations in our consolidated condensed financial statements for the first quarter of 2008. The operating results for the first quarter ended March 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2007.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In 2008, the FASB issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” We adopted EITF Issue No. 06-11 in the first quarter of 2008. The effect of adopting EITF Issue No. 06-11 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement No. 141R in the first quarter of 2009. We do not believe the effect of adopting Statement No. 141R will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”This standard permits an entity the option to measure many financial assets and liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis beginning after November 15, 2007. We adopted Statement No. 159 in the first quarter of 2008. There was no impact on the first quarter 2008 consolidated condensed financial statements as a result of the adoption because the fair value option was not elected for any of our existing financial assets and liabilities.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, we adopted Statement No. 157 for all financial assets and liabilities. There was no impact in the first quarter 2008 consolidated condensed financial statements as a result of the adoption because we do not currently record any financial assets or liabilities at fair value. We will adopt Statement No. 157 for nonfinancial assets and liabilities in the first quarter of 2009. We expect the standard to have the most significant impact on our determination of fair value in acquisition accounting and impairment analysis of long-lived assets, goodwill, broadcast licenses and other intangible assets.

4	EARNINGS PER SHARE

We apply the two-class method for calculating and presenting our basic earnings per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income from continuing operations (“net earnings”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid during the current period.

(b)	The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to class A, class B and class C common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)	The total earnings allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings are allocated to determine the earnings per share for that class of common stock.

(d)	Basic earnings per share data are presented for class A and B common stock in the aggregate and for class C common stock. The basic earnings per share for class A and B common stock are the same; hence, these classes are reported together.

In applying the two-class method, we have determined that undistributed earnings should be allocated equally on a per share basis among the class A, class B and class C common stock due to the lack of any contractual participation rights of any class to those undistributed earnings. The weighted average number of class A and B and class C shares outstanding for basic earnings per share exclude non-vested restricted stock.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share under the two-class method. The first quarter of 2007 has been restated to conform to the first quarter of 2008 presentation.

	First Quarter Ended
	March 30, 2008	April 1, 2007
Numerator for basic earnings from continuing operations per
class A and B and class C common stock:
Earnings from continuing operations	$6,290	$8,240
Less dividends:
Class A and B	4,415	4,901
Class C	464	464

Total undistributed earnings from continuing operations	$1,411	$2,875

Class A and B undistributed earnings from continuing operations	$1,332	$2,738
Class C undistributed earnings from continuing operations	79	137

Total undistributed earnings from continuing operations	$1,411	$2,875

Numerator for basic earnings from continuing operations
per class A and B common stock:
Dividends on class A and B	$4,415	$4,901
Class A and B undistributed earnings	1,332	2,738

Numerator for basic earnings from continuing operations
per class A and B common stock	$5,747	$7,639

Numerator for basic earnings from continuing operations
per class C common stock:
Dividends on class C	$464	$464
Class C undistributed earnings	79	137

Numerator for basic earnings from continuing operations
per class C common stock	$543	$601

Denominator for basic earnings from continuing operations
for class A and B and class C common stock:
Weighted average shares outstanding -class A and B	54,911	65,257
Weigthed average shares outstanding - class C	3,264	3,264
Basic earnings per share from continuing operations
Class A and B	$0.10	$0.12

Class C	$0.16	$0.18

Numerator for basic earnings from discontinued operations per class A and B and class C common stock:
Total undistributed earnings from discontinued operations	$400	$65,091

Class A and B undistributed earnings from discontinued opertions	$377	$61,990
Class C undistributed earnings from discontinued operations	23	3,101

Total undistributed earnings from discontinued operations	$400	$65,091

Denominator for basic earnings from discontinued operations
for class A and B and class C common stock:
Weighted average shares outstanding - class A and B	54,911	65,257
Weighted average shares outstanding - class C	3,264	3,264
Basic earnings per share from discontinued operations
Class A and B	$0.01	$0.95

Class C	$0.01	$0.95

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	First Quarter Ended
	March 30, 2008	April 1, 2007
Numerator for basic net earnings per class A and B and
class C common stock:
Net earnings	$6,690	$73,331
Less dividends:
Class A and B	4,415	4,901
Class C	464	464

Total undistributed net earnings	$1,811	$67,966

Class A and B undistributed net earnings	$1,709	$64,728
Class C undistributed net earnings	102	3,238

Total undistributed net earnings	$1,811	$67,966

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$4,415	$4,901
Class A and B undistributed net earnings	1,709	64,728

Numerator for basic net earnings per class A and B common stock	$6,124	$69,629

Numerator for basic net earnings per class C common stock:
Dividends on class C	$464	$464
Class C undistributed net earnings	102	3,238

Numerator for basic net earnings per class C common stock	$566	$3,702

Denominator for basic net earnings for class A and B and
Class C common stock:
Weighted average shares outstanding - class A and B	54,911	65,257
Weighted average shares outstanding - class C	3,264	3,264
Basic net earnings per share
Class A and B	$0.11	$1.07

Class C	$0.17	$1.13

The following table sets forth restated basic earnings per share calculations using the two-class method for the second, third and fourth quarters of 2007 and for the years 2007, 2006 and 2005 to conform to the 2008 presentation:

	Second Quarter	Third Quarter	Fourth Quarter
Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.19	$0.18	$0.16
Discontinued operations	0.02	0.02	(0.01)

Net earnings	$0.21	$0.20	$0.15

Basic - Class C common stock:
Continuing operations	$0.26	$0.25	$0.23
Discontinued operations	0.02	0.02	(0.01)

Net earnings	$0.28	$0.27	$0.22

	2007	2006	2005
Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.65	$0.75	$0.57
Discontinued operations	1.02	0.15	0.31

Net earnings	$1.67	$0.90	$0.88

Basic - Class C common stock:
Continuing operations	$0.92	$1.05	$0.88
Discontinued operations	1.02	0.15	0.31

Net earnings	$1.94	$1.20	$1.19

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

Diluted earnings per share for the first quarter of 2007 is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, common shares are issued upon exercise of our non-statutory stock options when the exercise price is less than the current market price of our common shares, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock. Diluted earnings per share for the first quarter of 2008 is computed based upon the assumption that the class C shares were not converted as they are anti-dilutive.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	First Quarter Ended
	March 30, 2008	April 1, 2007
Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$4,415	$4,901
Dividends on class C common stock	--	464
Total undistributed earnings from continuing operations	1,332	2,875
Total undistributed earnings from discontinued operations	377	65,091

Net earnings	$6,124	$73,331

Denominator for diluted net earnings per share:
Weighted average shares outstanding - class A and B	54,911	65,257
Assumed exercise of stock appreciation rights net of common
Shares assumed repurchased with the proceeds	2	--
Impact of non-vested restricted stock	29	70
Conversion of class C shares	--	4,452

Adjusted weighted average shares outstanding	54,942	69,779

Diluted earnings per share:
Continuing operations	$0.10	$0.12
Discontinued operations	0.01	0.93

Net earnings	$0.11	$1.05

Diluted earnings per share for the class C common stock is the same as basic earnings per share for class C common stock because there are no class C common stock equivalents.

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

2007 Journal Communications, Inc. Omnibus Incentive Plan
The purpose of the 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan) is to promote our success by linking personal interests of our employees, officers and directors to those of our shareholders, and by providing participants with an incentive for outstanding performance. The 2007 Plan is also intended to enhance our ability to attract, motivate and retain the services of employees, officers, and directors upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaces the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of March 30, 2008, there are 4,744,031 shares available for issuance under the 2007 Plan.

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

During the first quarter ended March 30, 2008 and April 1, 2007, we recognized $356 and $348, respectively, in stock-based compensation expense, including $0 and $96, respectively, recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 30, 2008 and April 1, 2007 was $139 and $138, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. There was no impact on cash flows from operating or financing activities associated with stock-based compensation during the first quarter of 2008 because there were no options exercised. As of March 30, 2008, total unrecognized compensation cost related to stock-based compensation awards was $2,832, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.5 years. Stock-based compensation expense is reported in selling and administrative expenses and gain on discontinued operations in our consolidated statements of earnings.

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

There has been no stock option activity during the first quarter of 2008.

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	50,500	$18.13
Outstanding and exercisable at March 30, 2008	50,500	18.13	2.9

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the first quarter of 2008 is zero because the fair market value of our class B common stock on March 30, 2008 was lower than the weighted average exercise price of the options.

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

Our SARs vest over a three year graded vesting schedule and it is our policy to recognize compensation cost for awards with graded vesting on a straight-line basis over the vesting period for the entire award. We ensure the compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. The fixed price SARs have a fixed base value equal to the closing price of our class A common stock on the date of grant. The escalating price SARs have an escalating base value that starts with the closing price of our class A common stock on the date of grant and increases by six percent per year for each year that the SARs remain outstanding, starting on the first anniversary of the grant date.

Fair value for SARs granted in the first quarter of 2008 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Dividend yield	2.70%
Expected volatility	26.00%
Risk-free rate of return of fixed price SARs	3.41%
Risk-free rate of return of escalating price SARs	3.54%
Expected life of fixed price SARs (in years)	7.0
Expected life of escalating price SARs (in years)	7.5
Weighted average fair value of fixed price SARs granted	$1.81
Weighted average fair value of escalating price SARs granted	$1.03

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

Because we have no historical options or SARs exercise experience, the expected life of the fixed price SARs was based on the midpoint between the vesting date and the end of the contractual term and adjusted for the retirement provisions of our 2007 Plan. The expected life of the escalating price SARs was determined by adding a half of a year to the fixed price SARs to compensate for their higher exercise price. The risk free rate of return was based on the United States Treasury yield curve in effect on the date of grant for the respective life of the SAR. The dividend yield was based on the most recent annualized quarterly dividend payment divided by the average trailing twelve-month daily stock price and annualizing the rate. The expected volatility was based on the historical volatility of our common stock and was benchmarked to our peers’historical volatility over the same time period.

A summary of SAR activity during the first quarter of 2008 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	608,000	$13.74
Granted	723,000	7.89

Outstanding at March 30, 2008	1,331,000	10.56	9.4

Exercisable at March 30, 2008	202,464	13.51	8.9

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the first quarter of 2008 is zero because the fair market value of our class B common stock on March 30, 2008 was lower than the weighted average exercise price of the SARs.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during the first quarter of 2008 is:

	Shares	Weighted Average Fair Value
Non-vested at December 30, 2007	149,585	$13.81
Granted	48,726	7.62
Vested	(43,126)	15.56
Forfeited	(3,440)	13.06

Non-vested at March 30, 2008	151,745	11.35

Our non-vested restricted stock grants vest either three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.9 years. The total fair value of shares vesting during the first quarter of 2008 was $663. There were 54,928 vested unrestricted and non-vested restricted stock grants issued to our directors and employees in the first quarter of 2007 at a weighted average fair value of $13.31, of which none of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 35,789 class B common shares sold to employees under this plan in the first quarter of 2008 at a weighted average fair value of $8.05. As of March 30, 2008, there are 2,698,338shares available for sale under the plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2004 through 2006 tax returns are open for federal purposes, and our 2003 through 2006 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin, Illinois, and Kansas.

As of March 30, 2008, our liability for unrecognized tax benefits was $4,598, which, if recognized, $4,485 would have an impact on our effective tax rate. Our liability includes $2,381 accrued for tax positions and $2,217 accrued for interest and penalties. During the first quarter of 2008, we recognized $237 in interest expense. We recognize penalties and interest related to unrecognized tax benefits in our provision for income taxes.

It is possible for $220 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at March 30, 2008 and December 30, 2007 consisted of the following:

	March 30, 2008	December 30, 2007
Paper and supplies	$5,756	$6,163
Work in process	623	816
Finished goods	416	524
Less obsolescence reserve	(237)	(245)

Inventories, net	$6,558	$7,258

8	NOTES PAYABLE TO BANKS

We have a $475.0 million unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 30, 2008, we had borrowings of $210.1 million under the facility at a weighted average rate of 3.39%. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method.

9	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee is $1,495 as of March 30, 2008. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have the right of indemnification from the buyer.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	March 30, 2008	April 1, 2007
Service cost	$568	$1,150
Interest cost	2,061	2,173
Expected return on plan assets	(2,776)	(2,672)
Amortization of:
Unrecognized prior service cost	(55)	(76)
Unrecognized net loss	--	442

Net periodic benefit cost (credit) included in total operating costs
and expenses and selling and administrative expenses	$(202)	$1,017

In the first quarter of 2007, a pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight Telecommunications, Inc. (Norlight) to Q-Comm Corporation (Q-Comm) on February 26, 2007 and reflects a reduction in future pension benefit accruals for all non-union employees of Norlight. The curtailment gain was recorded in discontinued operations and is not reflected in the above table. Due to this pension plan change, the measurement of the net periodic benefit cost in the first quarter of 2007 from February 26, 2007 until the sale of all three regional publishing and printing operations of our community newspapers and shoppers business is based upon a 5.75% discount rate.

	Other Postretirement Benefits
	March 30, 2008	April 1, 2007
Service cost	$26	$34
Interest cost	315	295
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net transition obligation	137	137
Unrecognized net loss	--	39

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$423	$450

11	GOODWILL AND OTHER INTANGIBLE ASSETS

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements over the terms of the contracts and the tradenames over a period of 25 years.

Amortization expense was $492 and $476 for the first quarter of 2008 and 2007, respectively. Estimated amortization expense for our next five fiscal years is $1,904 for 2008, $1,658 for 2009, $1,608 for 2010, $1,250 for 2011 and $1,168 for 2012.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 30, 2008 and December 30, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 30, 2008
Network affiliation agreements	$26,930	$(4,129)	$22,801
Customer lists	16,309	(14,774)	1,535
Non-compete agreements	15,281	(15,258)	23
Other	3,664	(2,753)	911

Total	$62,184	$(36,914)	$25,270

December 30, 2007
Network affiliation agreements	$26,930	$(3,862)	$23,068
Customer lists	16,249	(14,583)	1,666
Non-compete agreements	15,281	(15,256)	25
Other	3,664	(2,721)	943

Total	$62,124	$(36,422)	$25,702

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. The net carrying amount of our broadcast licenses was $225,507 and $223,529 as of March 30, 2008 and December 30, 2007, respectively.

Goodwill The adjustments in the carrying amount of goodwill for the first quarter ended March 30, 2008 is as follows:

	Goodwill at December 30, 2007	Adjustments	Goodwill at March 30, 2008
Reporting unit
Daily newspaper	$2,900	$--	$2,900
Community newspapers and shoppers	12,760	--	12,760
Broadcasting	216,878	2,987	219,865

Total	$232,538	$2,987	$235,525

The adjustments in the carrying amount of goodwill in the first quarter ended March 30, 2008 represent the acquisition of KPSE-LP, Channel 50, in Palm Springs, California.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	DISCONTINUED OPERATIONS

NorthStar Print Group, Inc.
In the first quarter of 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve related to a preliminary settlement with the Environmental Protection Agency for a 2007 initial assessment.

Community newspapers and shoppers
In 2007, Journal Community Publishing Group, Inc., our community newspapers and shopper business, completed the sale of its New England- Ohio- and Louisiana-based publishing and printing businesses. Proceeds, net of transaction expenses, were $28,613 and resulted in a gain on discontinued operations before income taxes of $3,369.

The following table summarizes the three regional publishing and printing businesses’results of operations, which are included in discontinued operations in our consolidated condensed statement of earnings for the first quarter of 2007:

	First Quarter Ended
	March 30, 2008	April 1, 2007
Revenue	$--	$9,637
Earnings before income taxes	$--	$545

Norlight Telecommunications, Inc.
On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary. Proceeds, net of transaction expenses, were $175.9 million and resulted in a gain on discontinued operations before income taxes of $101.8 million.

The following table summarizes Norlight’s results of operations, which are included in the gain from discontinued operations in our consolidated condensed statement of earnings for the first quarter of 2007:

	First Quarter Ended
	March 30, 2008	April 1, 2007
Revenue	$--	$18,451
Earnings before income taxes	$--	$4,530

13	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

In 2007, we recorded a pre-tax charge of $3,106 for separation benefits at our daily newspaper for 57 employees. We paid $2,849 in separation benefits in 2007 and recorded a liability of $257 for expected payments in the first quarter of 2008. We paid $251 in separation benefits in the first quarter of 2008 and adjusted the remaining liability of $6.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 51 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 11 television stations in 12 states and the operation of a television station under a local marketing agreement. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures from continuing operations for the first quarter ended March 30, 2008 and April 1, 2007 and identifiable total assets at March 30, 2008 and December 30, 2007.

	First Quarter Ended
	March 30, 2008	April 1, 2007
Revenue
Publishing	$60,711	$66,457
Broadcasting	49,339	51,696
Printing service	16,521	16,874
Other	7,694	8,166

	$134,265	$143,193

Operating earnings
Publishing	$4,248	$5,044
Broadcasting	7,132	9,995
Printing services	779	998
Other	429	591

	$12,588	$16,628

Depreciation and amortization
Publishing	$3,229	$3,607
Broadcasting	3,321	3,148
Printing services	567	490
Other	237	260

	$7,354	$7,505

Capital expenditures
Publishing	$1,305	$5,360
Broadcasting	1,145	1,734
Printing services	592	390
Other	180	343

	$3,222	$7,827

	March 30, 2008	December 30, 2007
		Audited
Identifiable total assets
Publishing	$173,008	$175,668
Broadcasting	616,613	620,713
Printing service	20,446	21,468
Other	35,893	39,118

	$845,960	$856,967

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 30, 2008, including the notes thereto.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 52 community newspapers and shoppers in two states. Our broadcasting segment consists of 35 radio stations and 11 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include more than 121 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past two years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the Internet), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the recent housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. These conditions, along with a weakening economy, persisted in the first quarter of 2008 and we expect them to continue in future periods.

Our publishing business was challenged in the first quarter of 2008. Classified advertising revenue decreased $3.5 million in the first quarter of 2008 compared to the first quarter of 2007 primarily in the employment and real estate categories. Retail advertising also decreased in the first quarter of 2008 compared to the first quarter of 2007 with weakness in a number of categories, including home improvement, automotive, communications, airline and travel, department stores and real estate. Our pursuit of new media initiatives resulted in Interactive revenue increasing 17.3% to $3.6 million at our publishing businesses in the first quarter of 2008 compared to the first quarter of 2007. In an effort to offset the negative effect of advertising revenue decreases, our publishing businesses focused on expense controls which caused expenses to decrease by 8.1% in the first quarter of 2008 compared to the first quarter of 2007.

During the first quarter of 2008, the daily newspaper joined the consortium among Yahoo! and a group of leading U.S. newspaper companies to combine the newspapers’ local news and advertising with the technologies and audience of Yahoo!, an important global Internet brand and one of the most trafficked Internet destinations worldwide. We believe this strategic partnership will enhance our daily newspaper’s Interactive advertising revenue.

During the first quarter of 2008, our community newspapers and shoppers business completed the acquisitions of two weekly paid newspapers and two free shoppers in Wisconsin, reflecting our plan to deepen our local media offerings in the state.

Our broadcasting business was also challenged in the first quarter of 2008 due to a decrease in local and national advertising revenue led by decreases in the automotive category. These revenue decreases were partially offset by an increase in political and issue advertising revenue, developmental revenue and Interactive advertising revenue. Expenses at our broadcasting business were up 1.2% in the first quarter of 2008 compared to the first quarter of 2007 reflecting our investments in programming and enhanced technologies to serve the viewers and advertisers in our television markets.

In the first quarter of 2008, we signed an asset purchase agreement to purchase KWBA-TV in Sierra Vista, Arizona. KWBA-TV is affiliated with the CW Network and serves the Tucson, Arizona television market where we currently own KGUN-TV, the ABC affiliate, and four radio stations. We believe owning multi-media businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

Revenue at our printing services business decreased 2.1% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decrease in the printing of publications and manuals. Operating earnings at our printing services business decreased due to the decrease in revenue, an increase in health care costs and prior year non-recurring lease income. Revenue at our direct marketing services business decreased 4.9% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decrease in mailing services revenue.

Results of Operations

First Quarter Ended March 30, 2008 compared to the First Quarter Ended April 1, 2007

Continuing Operations

Our consolidated revenue in the first quarter of 2008 was $134.3 million, a decrease of $8.9 million, or 6.2%, compared to $143.2 million in the first quarter of 2007. Our consolidated operating costs and expenses in the first quarter of 2008 were $77.3 million, a decrease of $3.1 million, or 3.8%, compared to $80.4 million in the first quarter of 2007. Our consolidated selling and administrative expenses in the first quarter of 2008 were $44.4 million, a decrease of $1.8 million, or 3.9%, compared to $46.2 million in the first quarter of 2007.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2008 and the first quarter of 2007:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$60.7	45.2%	$66.4	46.4%
Broadcasting	49.4	36.8	51.7	36.1
Printing services	16.5	12.3	16.9	11.8
Other	7.7	5.7	8.2	5.7

Total revenue	134.3	100.0	143.2	100.0
Total operating costs and expenses	77.3	57.5	80.4	56.1
Selling and administrative expenses	44.4	33.1	46.2	32.3

Total operating costs and expenses and selling
and administrative expenses	121.7	90.6	126.6	88.4

Total operating earnings	$12.6	9.4%	$16.6	11.6%

The decrease in total revenue was due to a decrease in classified ROP advertising, primarily for employment and real estate at our publishing businesses, a decrease in local advertising revenue at our television stations, a decrease in retail ROP advertising at our publishing businesses, a decrease in local advertising revenue at our radio stations, a decrease in national advertising revenue at our television stations, a decrease in mailing services revenue at our direct marketing services business, a decrease in circulation revenue and national advertising revenue at our daily newspaper and a decrease in revenue from the printing of publications and manuals at our printing services business. These revenue decreases were partially offset by an increase in political and issue advertising revenue at our television stations, an increase in Interactive advertising revenue at our publishing and broadcasting businesses and an increase in developmental revenue at our broadcasting business.

The decrease in total operating costs and expenses was due to a decrease in newsprint and paper costs at our daily newspaper, a decrease in broadcasting rights fees for Milwaukee Bucks’ basketball games, a decrease in operating costs associated with the decrease in direct marketing and brokered printing revenue at our daily newspaper, a decrease in material costs at our daily newspaper and printing services business due to the decrease in revenue and a decrease in payroll and retirement benefit costs at our daily newspaper and direct marketing services business due to workforce reductions in 2007 and other labor savings. These cost decreases were partially offset by an increase in news and programming expenses at our television stations and an increase in health care costs at all of our businesses.

The decrease in selling and administrative expenses is primarily due to a decrease in payroll and retirement benefit costs at our publishing and broadcasting businesses, costs associated with a lease termination in the first quarter of 2007 at our community newspapers and shoppers business and decreases in advertising and legal expenses at our publishing and broadcasting businesses. These decreases were partially offset by an increase in health care costs at all of our businesses.

Our consolidated operating earnings in the first quarter of 2008 were $12.6 million, a decrease of $4.0 million, or 24.3%, compared to $16.6 million in the first quarter of 2007. The following table presents our operating earnings by segment for the first quarter of 2008 and the first quarter of 2007:

	2008	Percent of Total Operating Earnings	2007	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$4.3	33.7%	$5.0	30.3%
Broadcasting	7.1	56.7	10.0	60.1
Printing services	0.8	6.2	1.0	6.0
Other	0.4	3.4	0.6	3.6

Total operating earnings	$12.6	100.0%	$16.6	100.0%

The decrease in total operating earnings was primarily due to the operating earnings impact from the decrease in revenue across all of our businesses.

Our consolidated EBITDA in the first quarter of 2008 was $19.9 million, a decrease of $4.2 million, or 17.4%, compared to $24.1 million in the first quarter of 2007. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the first quarter of 2008 and the first quarter of 2007:

	2008	2007
	(dollars in millions)
Net earnings	$6.7	$73.3
Gain from discontinued operations, net	(0.4)	(65.1)
Provision for income taxes	4.0	5.4
Total other expense, net	2.3	3.0
Depreciation	6.8	7.0
Amortization	0.5	0.5

EBITDA	$19.9	$24.1

The decrease in EBITDA is consistent with decreases in operating earnings in our broadcasting, publishing, printing services and other segments for the reasons described above.

Publishing

Revenue from publishing in the first quarter of 2008 was $60.7 million, a decrease of $5.7 million, or 8.6%, compared to $66.4 million in the first quarter of 2007. Operating earnings from publishing were $4.3 million, a decrease of $0.7 million, or 15.8%, compared to $5.0 million in the first quarter of 2007.

The following table presents our publishing revenue by category and operating earnings for the first quarter of 2008 and the first quarter of 2007:

	2008			2007
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$19.9	$6.7	$26.6	$20.8	$7.1	$27.9	(4.6)
Classified	12.3	1.2	13.5	15.5	1.5	17.0	(20.6)
National	2.0	--	2.0	2.4	--	2.4	(17.4)
Direct Marketing	0.8	--	0.8	1.1	--	1.1	(28.8)
Other	--	0.1	0.1	--	0.2	0.2	(40.1)

Total advertising revenue..	35.0	8.0	43.0	39.8	8.8	48.6	(11.5)
Circulation revenue	12.3	0.3	12.6	12.7	0.3	13.0	(3.6)
Other revenue	4.3	0.8	5.1	3.9	0.9	4.8	6.0

Total revenue	$51.6	$9.1	$60.7	$56.4	$10.0	$66.4	(8.6)

Operating earnings	$4.6	$(0.3)	$4.3	$5.8	$(0.8)	$5.0	(15.8)

Advertising revenue in the first quarter of 2008 accounted for 70.8% of total publishing revenue compared to 73.2% in the first quarter of 2007.

Retail advertising revenue in the first quarter of 2008 was $26.6 million, a decrease of $1.3 million, or 4.6%, compared to $27.9 million in the first quarter of 2007. The $0.9 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising, primarily in the automotive, home improvement, food/furnishings, airline and travel, communications and real estate categories, partially offset by increases in ROP advertising in the small to mid-sized retailers and finance/insurance categories. Retail preprint advertising decreased in the home improvement, communications and department stores categories. These decreases were partially offset by an increase in Interactive and specialty magazine advertising in the first quarter of 2008. The $0.4 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive, real estate and health care advertising.

Classified advertising revenue in the first quarter of 2008 was $13.5 million, a decrease of $3.5 million, or 20.6%, compared to $17.0 million in the first quarter of 2007. Decreases in ROP and Market Place, our TMC (total market coverage) product, classified advertising at our daily newspaper were partially offset by an increase in Interactive classified advertising. The $3.2 million decrease in ROP and Market Place classified advertising revenue at our daily newspaper was primarily due to decreases in the following categories: employment advertising of $2.0 million, real estate advertising of $1.2 million and automotive advertising of $0.1 million. Employment advertising accounted for 43.3% of classified advertising revenue at the daily newspaper in the first quarter of 2008. The $0.3 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to a decrease in automotive advertising.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified Interactive advertising revenue at our publishing businesses was $3.6 million in the first quarter of 2008, an increase of $0.5 million, or 17.3%, compared to $3.1 million in the first quarter of 2007 primarily due to an increase in sponsorships and classified packages sold.

National advertising revenue in the first quarter of 2008 was $2.0 million, a decrease of $0.4 million, or 17.4%, compared to $2.4 million in the first quarter of 2007. The decrease was due to a decrease in national ROP advertising in the airline and travel and communications categories and a decrease in national preprint advertising in the business services category.

Direct marketing revenue, consisting of revenue from direct mail products of our daily newspaper, was $0.8 million in the first quarter of 2008, a decrease of $0.3 million, or 28.8%, compared to $1.1 million in the first quarter of 2007 primarily due to a decrease in postage amounts billed to customers and a decrease in direct mail products sold.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in the first quarter of 2008, a decrease of $0.1 million, or 40.1%, compared to $0.2 million in the first quarter of 2007.

Circulation revenue in the first quarter of 2008 accounted for 20.8% of total publishing revenue compared to 19.6% in the first quarter of 2007. Circulation revenue of $12.6 million in the first quarter of 2008 decreased $0.4 million, or 3.6%, compared to $13.0 million in the first quarter of 2007 primarily due to decreases in Sunday and daily average net paid circulation, partially offset by an increase in the daily average rate per copy at our daily newspaper.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 8.4% of total publishing revenue in the first quarter of 2008 compared to 7.2% in the first quarter of 2007. Other revenue in the first quarter of 2008 was $5.1 million, an increase of $0.3 million, or 6.0%, compared to $4.8 million in the first quarter of 2007. The $0.4 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from printing the USA Today for northern Illinois and eastern Wisconsin and the Chicago Reader and an increase in commercial delivery revenue. Commercial printing revenue decreased $0.1 million at our community newspapers and shoppers.

Publishing operating earnings in the first quarter of 2008 were $4.3 million, a decrease of $0.7 million, or 15.8%, compared to $5.0 million in the first quarter of 2007. Operating earnings decreased $1.2 million in the first quarter of 2008 at the daily newspaper primarily due to the impact of the decrease in retail and classified ROP advertising, partially offset by a $1.5 million decrease in payroll and benefit costs due to the workforce reductions in 2007 and other labor savings, a $1.0 million decrease in paper costs and web-width reduction costs of $0.5 million in the first quarter of 2007. The operating loss decreased $0.5 million in the first quarter of 2008 at our community newspapers and shoppers primarily due a decrease in payroll and benefit costs, a decrease in lease expenses and costs associated with a lease termination in the first quarter of 2007. Total newsprint and paper costs for our publishing businesses in the first quarter of 2008 were $5.8 million, a decrease of $1.1 million, or 15.5%, compared to $6.9 million in the first quarter of 2007 primarily due to a 10.4% decrease in newsprint consumption and a 4.4% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the first quarter of 2008 decreased primarily due to decreases in ROP advertising, average net paid circulation and reduction in waste at our daily newspaper. We believe our consumption of newsprint will continue to decrease during the remainder of 2008 compared to 2007. However, we expect our average newsprint pricing per metric ton will increase during the remainder of 2008 compared to 2007.

Broadcasting

Revenue from broadcasting in the first quarter of 2008 was $49.4 million, a decrease of $2.3 million, or 4.6%, compared to $51.7 million in the first quarter of 2007. Operating earnings from broadcasting in the first quarter of 2008 were $7.1 million, a decrease of $2.9 million, or 28.6%, compared to $10.0 million in the first quarter of 2007.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2008 and the first quarter of 2007:

	2008			2007			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)
Revenue	$32.4	$17.0	$49.4	$33.5	$18.2	$51.7	(4.6)

Operating earnings	$3.6	$3.5	$7.1	$6.2	$3.8	$10.0	(28.6)

Revenue from our television stations in the first quarter of 2008 was $32.4 million, a decrease of $1.1 million, or 3.4%, compared to $33.5 million in the first quarter of 2007. The revenue decrease was primarily from our Las Vegas, Fort Myers/Naples and Tucson television markets. The decrease was due to a $1.5 million decrease in local advertising revenue and a $0.8 million decrease in national advertising revenue, partially offset by a $1.2 million increase in political and issue advertising revenue. Developmental and Interactive revenue, primarily reported in local advertising revenue, increased $0.4 million and $0.3 million, respectively, in the first quarter of 2008 compared to the first quarter of 2007. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers.

Operating earnings from our television stations in the first quarter of 2008 were $3.6 million, a decrease of $2.6 million, or 40.9%, compared to $6.2 million in the first quarter of 2007. The decrease in operating earnings was primarily due to the impact of the decrease in revenue, an increase in payroll and benefit costs, an increase in news and programming and production costs, an increase in depreciation expense due to our investment in high-definition equipment and the new building constructed in Las Vegas, Nevada and an increase in bad debt expense.

Revenue from our radio stations in the first quarter of 2008 was $17.0 million, a decrease of $1.2 million, or 6.7%, compared to $18.2 million in the first quarter of 2007. The decrease was due to a $1.0 million decrease in local advertising revenue and a $0.3 million decrease in national advertising revenue partially offset by a $0.1 million increase in other advertising revenue. The decrease in local advertising revenue was primarily due to a change in the Milwaukee Bucks’ affiliation agreement that previously included local advertising revenue and is now based on a fee-per-game. Absent the impact from the Milwaukee Bucks’ affiliation agreement, revenue from our radio stations decreased $0.7 million, or 3.6%, in the first quarter of 2008 compared to the first quarter of 2007. Developmental revenue, which is primarily reported in local advertising revenue, increased $0.1 million in the first quarter of 2008 compared to the first quarter of 2007.

Operating earnings from our radio stations in the first quarter of 2008 were $3.5 million, a decrease of $0.3 million, or 9.0%, compared to $3.8 million in the first quarter of 2007. The decrease in operating earnings is due to the impact of the decrease in revenue partially offset by a decrease in broadcasting rights fees for Milwaukee Bucks’ basketball games, a decrease in promotion expenses due to eliminating or deferring listener programs and contests and a $0.1 million loss on the sale of KOMJ-AM in Omaha, Nebraska in the first quarter of 2007.

In the first quarter of 2008, our Milwaukee, Wisconsin radio station, WTMJ-AM, agreed to an extension of a radio broadcasting rights agreement with the Milwaukee Brewers baseball team.

Printing Services

Revenue from printing services in the first quarter of 2008 was $16.5 million, a decrease of $0.4 million, or 2.1%, compared to $16.9 million in the first quarter of 2007. Operating earnings from printing services in the first quarter of 2008 were $0.8 million, a decrease of $0.2 million, or 21.9%, compared to $1.0 million in the first quarter of 2007.

The decrease in printing services revenue was primarily due to a decrease in the printing of publications and manuals partially offset by a temporary increase in revenue from Dell Computer Corporation (Dell). We do not expect the same level of business from Dell to continue in future periods and we believe our revenue from Dell will decrease in 2008 compared to revenue from Dell in 2007.

The decrease in printing services operating earnings was primarily due to the decrease in revenue, a favorable adjustment from the termination of a sublease agreement in the first quarter of 2007 and an increase in employee benefit costs, partially offset by production efficiencies.

Other

Other revenue in the first quarter of 2008 was $7.7 million, a decrease of $0.5 million, or 5.8%, compared to $8.2 million in the first quarter of 2007. Other operating earnings in the first quarter of 2008 were $0.4 million, a decrease of $0.2 million, or 27.4%, compared to $0.6 million in the first quarter of 2007.

The following table presents our other revenue and operating earnings for the first quarter of 2008 and the first quarter of 2007:

	2008			2007
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$8.2	$(0.5)	$7.7	$8.7	$(0.5)	$8.2	(5.8)

Operating earnings (loss)	$0.1	$0.4	$0.4	$(0.2)	$0.8	$0.6	(27.4)

The decrease in other revenue in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to a decrease in mailing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $4.4 million and $4.5 million of postage amounts billed to customers in the first quarter of 2008 and the first quarter of 2007, respectively.

The decrease in other operating earnings was primarily due to an increase in corporate expenses related to the development of new Interactive products for our publishing and broadcasting business.

Other Income and Expense and Taxes

Interest income was insignificant in the first quarter of 2008 and the first quarter of 2007. Interest expense was $2.3 million in the first quarter of 2008 compared to $3.0 million in the first quarter of 2007. The decrease is primarily due to a decrease in our weighted average interest rate. Amortization of deferred financing costs was $0.1 million in the first quarter of 2008 and the first quarter of 2007.

The effective tax rate for continuing operations was 39.1% in the first quarter of 2008 and 39.6% in the first quarter of 2007.

Discontinued Operations

In the first quarter of 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve related to a preliminary settlement with the Environmental Protection Agency for a 2007 initial assessment against NorthStar Print Group, Inc.

On February 26, 2007, Q-Comm Corporation acquired 100% of the stock of Norlight Telecommunications, Inc. (Norlight). On June 25, 2007, July 6, 2007 and August 2, 2007, we sold our Ohio publishing and printing operations, our Louisiana publishing operation and our New England publishing and printing operations, respectively. The operations of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

Gain from discontinued operations, net of income taxes, was $65.1 million in the first quarter of 2007. Income tax expense related to discontinued operations was $41.8 million in the first quarter of 2007.

We recorded a $62.0 million net gain on the sale of Norlight the first quarter of 2007. We recorded a $3.1 million net gain from the operating results of all of our discontinued operations in the first quarter of 2007.

Net Earnings

Our net earnings in the first quarter of 2008 were $6.7 million, a decrease of $66.6 million, compared to $73.3 million in the first quarter of 2007. The decrease was due to the gain from discontinued operations and the decrease in operating earnings from continuing operations for the reasons described above.

Diluted Earnings per Share for Class A and B Common Stock

Diluted earnings per share from continuing operations were $0.10 in the first quarter of 2008 compared to $0.12 in the first quarter of 2007. Diluted earnings per share from discontinued operations were $0.01 in the first quarter of 2008 compared to $0.93 in the first quarter of 2007. Diluted earnings per share from net earnings were $0.11 in the first quarter of 2008 compared to $1.05 in the first quarter of 2007. Our diluted earnings per share were favorably impacted in the first quarter of 2008 and the first quarter of 2007 by our share repurchases.

Liquidity and Capital Resources

We have a $475.0 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 30, 2008, we had borrowings of $210.1 million under the facility at a weighted average rate of 3.39%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The financial covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of March 30, 2008, we were in compliance with these financial covenants.

We have $1.7 million of standby letters of credit for business insurance purposes.

Dividends

On February 12, 2008, our board of directors increased the quarterly dividend on our class A and class B shares from $0.075 to $0.08 per share.

Acquisitions

On January 9, 2008, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Iola Herald and Manawa Advocate in Waupaca County in Wisconsin. These are weekly publications with a paid circulation of approximately 1,800. On March 19, 2008, Journal Community Publishing Group, Inc. acquired two shoppers, the Clintonville Shopper’s Guide and the Wittenberg Northerner Shopping News, in Waupaca County, Wisconsin. The total cash purchase price for these publications was $1.4 million. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin.

On March 18, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, entered into an asset purchase agreement with Cascade Broadcasting Group, LLC and Tucson Communications, L.L.C. to purchase the CW affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona, serving the Tucson, Arizona market. We currently own KGUN-TV, the ABC affiliate, and four radio stations in Tucson. We believe owning cross-platform businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

Share Repurchase Authorizations

In the first quarter of 2008, we purchased 4.1 million shares of our class A common stock pursuant to our October 2007 board of directors authorization for $30.7 million or an average of $7.39 per share, excluding commissions. We have now completed our repurchases under the October 2007 authorization.

In May 2008, our Board of Directors authorized the repurchase of up to five million additional shares of our class A common stock over the following 18 months.

Cash Flow

Continuing Operations

Cash balances were $3.9 million at March 30, 2008. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the next twelve months.

Cash provided by operating activities was $10.4 million in the first quarter of 2008 compared to $1.0 million in the first quarter of 2007. The increase was primarily due to a $10.4 million deposit in the first quarter of 2007 with the Wisconsin Department of Revenue for an income tax assessment.

Cash used for investing activities was $9.3 million in the first quarter of 2008 compared to cash provided by investing activities of $157.2 million in the first quarter of 2007. Capital expenditures were $3.2 million in the first quarter of 2008 compared to $7.8 million in the first quarter of 2007. In an effort to reduce costs, we are reviewing all of our planned capital expenditures for 2008 and may delay spending on noncritical projects. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements. Our capital expenditures in our broadcasting business are targeted towards technology upgrades, including investments in digital radio and high-definition equipment for certain of our television stations. We believe these expenditures will help us to better serve our advertisers, viewers and listeners and to facilitate our cost control initiatives. Proceeds from the sale of Norlight and KOMJ-AM in Omaha, Nebraska were $176.4 million in the first quarter of 2007. During the first quarter of 2008, we acquired KPSE-LP in Palm Springs, California for $4.7 million and two community newspapers and two community shoppers for $1.4 million. We remitted the final purchase payment of $10.0 million to Emmis Communications Corporation to acquire the FCC license of KMTV-TV and our daily newspaper acquired two magazines for $1.4 million in the first quarter of 2007.

Cash used for financing activities was $4.1 million in the first quarter of 2008 compared to $163.2 million in the first quarter of 2007. Borrowings under our credit facility in the first quarter of 2008 were $64.9 million and we made payments of $33.7 million compared to borrowings of $99.3 million and payments of $229.1 million in the first quarter of 2007 reflecting the immediate use of proceeds received from the sale of Norlight. In the first quarter of 2008 and the first quarter of 2007, we paid $30.7 million and $28.1 million, respectively, to purchase our class A common stock. We paid cash dividends of $4.9 million and $5.4 million in the first quarter of 2008 and the first quarter of 2007, respectively.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the first quarter of 2008 and $3.0 million in the first quarter of 2007 primarily due to the sale of Norlight in February 2007. Capital expenditures, which related primarily to Norlight, were $0.7 million in the first quarter of 2007.

New Accounting Standards

In 2008, the FASB issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” We adopted EITF Issue No. 06-11 in the first quarter of 2008. The effect of adopting EITF Issue No. 06-11 did not have a material impact on our consolidated financial statements.

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

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity the option to measure many financial assets and liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis beginning after November 15, 2007.  We adopted Statement No. 159 in the first quarter of 2008. There was no impact on the first quarter consolidated condensed financial statements as a result of the adoption because the fair value option was not elected for any of our existing financial assets and liabilities.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, we adopted Statement No. 157 for all financial assets and liabilities. There was no impact in the first quarter consolidated condensed financial statements as a result of the adoption because we do not currently record any financial assets or liabilities at fair value. We will adopt Statement No. 157 for nonfinancial assets and liabilities in the first quarter of 2009. We expect the standard to have the most significant impact on our determination of fair value in acquisition accounting and impairment analysis of long-lived assets, goodwill, broadcast licenses and other intangible assets.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Item 1A. of our Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the first quarter ended March 30, 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (2)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2007 to January 27, 2008	1,327,600	$7.92	1,327,600	2,800,000
January 28 to February 24, 2008	496,596	$7.62	484,200	2,315,800
February 25 to March 30, 2008	2,315,800	$7.05	2,315,800	--

(1)	Also includes 12,396 shares of class B common stock from January 28 to February 24, 2008 transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2003 Equity Incentive Plan.

(2)	These shares were purchased pursuant to a repurchase program publicly announced on October 9, 2007, and commenced on December 5, 2007, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 shares. These shares will remain authorized but unissued. We completed our repurchases under this program in March 2008.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: May 8, 2008	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: May 8, 2008	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer