Form 10-Q
period 2008-06-29
JOURNAL COMMUNICATIONS INC
filed 2008-08-01
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2008

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________ Commission File Number: 1-31805

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

Yes [   ] No [ X ]

Number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2008 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at July 25, 2008
Class A Common Stock	40,058,896
Class B Common Stock	10,513,930
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Unaudited Consolidated Condensed Balance Sheets as of
		June 29, 2008 and December 30, 2007	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Second Quarter and Two Quarters Ended
		June 29, 2008 and July 1, 2007	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Two Quarters Ended June 29, 2008	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Two Quarters Ended June 29, 2008
		and July 1, 2007	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of June 29, 2008	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	34
	Item 4.	Controls and Procedures	34
Part II.	Other Information
	Item 1.	Legal Proceedings	35
	Item 1A.	Risk Factors	35
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Item 3.	Defaults Upon Senior Securities	35
	Item 4.	Submission of Matters to a Vote of Security Holders	36
	Item 5.	Other Information	36
	Item 6.	Exhibits	36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 29, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,218	$6,256
Receivables, less allowance for doubtful accounts
of $4,225 and $4,031	80,199	86,197
Inventories, net	6,423	7,258
Prepaid expenses	9,388	13,066
Deferred income taxes	6,743	6,821

TOTAL CURRENT ASSETS	106,971	119,598

Property and equipment, at cost, less accumulated depreciation
of $226,511 and $221,273	218,798	223,800
Goodwill	236,607	232,538
Broadcast licenses	225,507	223,529
Other intangible assets, net	24,978	25,702
Prepaid pension costs	15,861	15,298
Other assets	16,157	16,502

TOTAL ASSETS	$844,879	$856,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,192	$30,026
Accrued compensation	15,795	16,871
Accrued employee benefits	7,950	10,390
Deferred revenue	14,822	14,936
Accrued income taxes	850	219
Other current liabilities	6,993	7,757
Current portion of long-term liabilities	4,345	4,508

TOTAL CURRENT LIABILITIES	71,947	84,707
Accrued employee benefits	24,613	25,157
Long-term notes payable to banks	211,515	178,885
Deferred income taxes	72,185	67,664
Other long-term liabilities	10,523	12,992
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at June 29, 2008 and December 30, 2007	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at June 29, 2008 and December 30, 2007	33	33
Class B - authorized 120,000,000 shares; issued and outstanding (excluding treasury stock):
10,582,582 shares at June 29, 2008 and 11,528,044
shares at December 30, 2007	191	201
Class A - authorized 170,000,000 shares; issued and outstanding:
40,505,944 shares at June 29, 2008 and 45,351,893
shares at December 30, 2007	405	454
Additional paid-in capital	259,877	295,017
Accumulated other comprehensive loss, net of tax	(583)	(615)
Retained earnings	302,888	301,187
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	454,096	487,562

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$844,879	$856,967

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue:
Publishing	$61,830	$67,556	$122,541	$134,013
Broadcasting	53,457	56,029	102,796	107,725
Printing services	16,775	16,528	33,296	33,402
Other	8,028	7,352	15,722	15,518

Total revenue	140,090	147,465	274,355	290,658
Operating costs and expenses:
Publishing	34,456	35,476	68,365	72,351
Broadcasting	24,212	23,735	47,627	46,130
Printing services	13,872	13,408	27,631	27,573
Other	6,680	6,153	12,874	13,076

Total operating costs and expenses	79,220	78,772	156,497	159,130
Selling and administrative expenses	44,250	45,948	88,650	92,155

Total operating costs and expenses and selling
and administrative expenses	123,470	124,720	245,147	251,285

Operating earnings	16,620	22,745	29,208	39,373
Other income and expense:
Interest income	1	1	2	3
Interest expense	(1,894)	(1,984)	(4,163)	(4,982)

Total other income and (expense)	(1,893)	(1,983)	(4,161)	(4,979)

Earnings from continuing operations
before income taxes	14,727	20,762	25,047	34,394
Provision for income taxes	5,723	8,060	9,753	13,452

Earnings from continuing operations	9,004	12,702	15,294	20,942
Gain from discontinued operations, net of
applicable income tax expense of $0, $683,
$0, and $42,473, respectively	--	1,448	400	66,539

Net earnings	$9,004	$14,150	$15,694	$87,481

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.16	$0.19	$0.26	$0.31
Discontinued operations	--	0.02	0.01	0.98

Net earnings	$0.16	$0.21	$0.27	$1.29

Diluted - Class A and B common stock:
Continuing operations	$0.16	$0.19	$0.26	$0.30
Discontinued operations	--	0.02	0.01	0.97

Net earnings	$0.16	$0.21	$0.27	$1.27

Basic and diluted - Class C common stock:
Continuing operations	$0.22	$0.26	$0.38	$0.44
Discontinued operations	--	0.02	0.01	0.98

Net earnings	$0.22	$0.28	$0.39	$1.42

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders' Equity
For the Two Quarters Ended June 29, 2008
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Treasury Stock,
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss, net of tax	Earnings	at cost	Total
Balance at December 30, 2007	$--	$33	$201	$454	$295,017	$(615)	$301,187	$(108,715)	$487,562
Net earnings							6,690		6,690
Change in pension and post-retirement
(net of tax of $12)						15			15
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.08 per share)							(895)		(895)
Class A ($0.08 per share)							(3,523)		(3,523)
Issuance of shares:
Conversion of class B to class A			(6)	6					--
Stock grants					29				29
Employee stock purchase plan					319				319
Shares purchased and retired				(41)	(26,169)		(4,471)		(30,681)
Shares transferred from employees for tax withholding					(102)				(102)
Stock-based compensation					305		3		308

Balance at March 30, 2008	--	33	195	419	269,399	(600)	298,527	(108,715)	459,258

Net earnings							9,004		9,004
Change in pension and post-retirement
(net of tax of $11)						17			17
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.08 per share)							(858)		(858)
Class A ($0.08 per share)							(3,325)		(3,325)
Issuance of shares:
Conversion of class B to class A			(4)	4					--
Stock grants					280				280
Shares purchased and retired				(18)	(10,089)				(10,107)
Stock-based compensation					287		4		291

Balance at June 29, 2008	$--	$33	$191	$405	$259,877	$(583)	$302,888	$(108,715)	$454,096

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 29, 2008	July 1, 2007
Cash flow from operating activities:
Net earnings	$15,694	$87,481
Less gain from discontinued operations	400	66,539

Earnings from continuing operations	15,294	20,942
Adjustments for non-cash items:
Depreciation	13,665	13,805
Amortization	996	951
Provision for doubtful accounts	744	453
Deferred income taxes	4,580	(2,756)
Non-cash stock-based compensation	927	1,129
Net (gain) loss from disposal of assets	91	(900)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions of businesses:
Receivables	5,358	1,676
Inventories	835	678
Accounts payable	(8,849)	(5,998)
Other assets and liabilities	(4,174)	(6,281)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,467	23,699
Cash flow from investing activities:
Capital expenditures for property and equipment	(8,475)	(16,893)
Proceeds from sales of assets	31	2,066
Proceeds from sales of businesses	--	185,254
Acquisition of businesses	(6,292)	(11,425)

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES	(14,736)	159,002
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	106,420	175,885
Payments on long-term notes payable to banks	(73,790)	(292,530)
Proceeds from issuance of common stock	288	321
Redemption of common stock	(40,788)	(35,058)
Cash dividends	(9,529)	(10,609)

NET CASH USED FOR FINANCING ACTIVTIES	(17,399)	(161,991)
Cash flow from discontinued operations:
Net operating activities	630	(21,511)
Net investing activities	--	(676)

NET CASH PROVIDED BY (USED FOR)
DISCONTINUED OPERATIONS	630	(22,187)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,038)	(1,477)
Cash and cash equivalents:
Beginning of year	6,256	7,923

At June 29, 2008 and July 1, 2007	$4,218	$6,446

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The operations of Norlight Telecommunications, Inc., our former telecommunications segment, and the regional publishing and printing operations of our community newspapers and shoppers business in Ohio, Louisiana and New England have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented. Adjustments related to NorthStar Print Group, Inc. have been reflected as discontinued operations in our consolidated condensed financial statements for the two quarters of 2008. The operating results for the second quarter and two quarters ended June 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt Staff Position FAS 142-3 in the first quarter of 2009. We do not believe the effect of adopting Staff Position FAS 142-3 will have a material impact on our consolidated financial statements.

JOURNAL COMMUNICATIONS, INC.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not believe the effect of adopting Statement No. 162 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this EITF. Early application is not permitted. We will adopt EITF 03-6-1 in the first quarter of 2009. We do not believe the effect of adopting EITF 03-6-1 will have a material impact on our consolidated financial statements.

4	EARNINGS PER SHARE

Basic

We apply the two-class method for calculating and presenting our basic earnings per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income from continuing operations (“net earnings”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid during the current period.

(b)	The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)	The total earnings allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings are allocated to determine the earnings per share for that class of common stock.

(d)	Basic earnings per share data are presented for class A and B common stock in the aggregate and for class C common stock. The basic earnings per share for class A and B common stock are the same; hence, these classes are reported together.

In applying the two-class method, we have determined that undistributed earnings should be allocated equally on a per share basis among each class of common stock due to the lack of any contractual participation rights of any class to those undistributed earnings. The weighted average number of shares outstanding for each class of common stock excludes non-vested restricted stock for basic earnings per share.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share under the two-class method.

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator for basic earnings from continuing
operations for each class of common stock:
Earnings from continuing operations	$9,004	$12,702	$15,294	$20,942
Less dividends:
Class A and B	4,180	4,780	8,595	9,682
Class C	464	464	928	928

Total undistributed earnings from
continuing operations	$4,360	$7,458	$5,771	$10,332

Class A and B undistributed earnings
from continuing operations	$4,103	$7,094	$5,440	$9,835
Class C undistributed earnings
from continuing operations	257	364	331	497

Total undistributed earnings
from continuing operations	$4,360	$7,458	$5,771	$10,332

Numerator for basic earnings from continuing operations
per class A and B common stock:
Dividends on class A and B	$4,180	$4,780	$8,595	$9,682
Class A and B undistributed earnings	4,103	7,094	5,440	9,835

Numerator for basic earnings from continuing
operations per class A and B common stock	$8,283	$11,874	$14,035	$19,517

Numerator for basic earnings from continuing operations
per class C common stock:
Dividends on class C	$464	$464	$928	$928
Class C undistributed earnings	257	364	331	497

Numerator for basic earnings from continuing
operations per class C common stock	$721	$828	$1,259	$1,425

Denominator for basic earnings from continuing
operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	52,163	63,648	53,537	64,455
Class C	3,264	3,264	3,264	3,264
Basic earnings per share from continuing
operations
Class A and B	$0.16	$0.19	$0.26	$0.31

Class C	$0.22	$0.26	$0.38	$0.44

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator for basic earnings from discontinued
operations for each class of common stock:
Total undistributed earnings from
from discontinued opertions	$--	$1,448	$400	$66,539

Class A and B undistributed earnings
from discontinued opertions	$--	$1,378	$377	$63,332
Class C undistributed earnings
from discontinued operations	--	70	23	3,207

Total undistributed earnings
from discontinued operations	$--	$1,448	$400	$66,539

Denominator for basic earnings from discontinued
operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	52,163	63,648	53,537	64,455
Class C	3,264	3,264	3,264	3,264
Basic earnings per share from discontinued
operations
Class A and B	$--	$0.02	$0.01	$0.98

Class C	$--	$0.02	$0.01	$0.98

Numerator for basic net earnings for each
class of common stock:
Net earnings	$9,004	$14,150	$15,694	$87,481
Less dividends:
Class A and B	4,180	4,780	8,595	9,682
Class C	464	464	928	928

Total undistributed net earnings	$4,360	$8,906	$6,171	$76,871

Class A and B undistributed net earnings	$4,103	$8,472	$5,817	$73,167
Class C undistributed net earnings	257	434	354	3,704

Total undistributed net earnings	$4,360	$8,906	$6,171	$76,871

Numerator for basic net earnings per class A and B
common stock:
Dividends on class A and B	$4,180	$4,780	$8,595	$9,682
Class A and B undistributed net
earnings	4,103	8,472	5,817	73,167

Numerator for basic net earnings per
class A and B common stock	$8,283	$13,252	$14,412	$82,849

Numerator for basic net earnings per class C
common stock:
Dividends on class C	$464	$464	$928	$928
Class C undistributed net earnings	257	434	354	3,704

Numerator for basic net earnings per
class C common stock	$721	$898	$1,282	$4,632

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Denominator for basic net earnings for each
class of common stock:
Weighted average shares outstanding -
Class A and B	52,163	63,648	53,537	64,455
Class C	3,264	3,264	3,264	3,264
Basic net earnings per share
Class A and B	$0.16	$0.21	$0.27	$1.29

Class C	$0.22	$0.28	$0.39	$1.42

Diluted

Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, except for the second and two quarters of 2008 because they are anti-dilutive, common shares are issued upon exercise of our non-statutory stock options when the exercise price is less than the current market price of our common shares, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator for diluted net earnings per share:
Dividends on class A and B
common stock	$4,180	$4,780	$8,595	$9,682
Dividends on class C
common stock	--	464	--	928
Total undistributed earnings
from continuing operations	4,103	7,458	5,440	10,332
Total undistributed earnings
from discontinued operations	--	1,448	377	66,539

Net earnings	$8,283	$14,150	$14,412	$87,481

Denominator for diluted net earnings per share:
Weighted average shares
outstanding - class A and B	52,163	63,648	53,537	64,455
Impact of non-vested restricted stock	20	72	23	77
Conversion of class C shares	--	4,452	--	4,452

Adjusted weighted average
shares outstanding	52,183	68,172	53,560	68,984

Diluted earnings per share:
Continuing operations	$0.16	$0.19	$0.26	$0.30
Discontinued operations	--	0.02	0.01	0.97

Net earnings	$0.16	$0.21	$0.27	$1.27

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net earnings	$9,004	$14,150	$15,694	$87,481
Change in pension and post-
retirement (net of tax)	17	315	32	(6)

Comprehensive income	$9,021	$14,465	$15,726	$87,475

6	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaces the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of June 29, 2008, there are 4,695,987 shares available for issuance under the 2007 Plan.

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

During the second quarter and two quarters ended June 29, 2008, we recognized $578 and $934, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 29, 2008 was $225 and $364, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of June 29, 2008, total unrecognized compensation cost related to stock-based compensation awards was $2,277, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years. Stock-based compensation expense is reported in selling and administrative expenses in our consolidated statements of earnings.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

There has been no stock option activity during the two quarters of 2008.

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	50,500	$18.13
Outstanding and exercisable at June 29, 2008	50,500	18.13	2.6

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the second quarter of 2008 is zero because the fair market value of our class B common stock on June 29, 2008 was lower than the weighted average exercise price of the options.

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

Fair value for SARs granted in the two quarters of 2008 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the two quarters of 2008 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	608,000	$13.74
Granted	723,000	7.89

Outstanding at June 29, 2008	1,331,000	10.56	9.1

Exercisable at June 29, 2008	202,464	13.51	8.6

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the second quarter of 2008 is zero because the fair market value of our class B common stock on June 29, 2008 was lower than the weighted average exercise price of the SARs.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during the two quarters of 2008 is:

	Shares	Weighted Average Fair Value
Non-vested at December 30, 2007	149,585	$13.81
Granted	96,770	6.73
Vested	(91,170)	10.44
Forfeited	(7,045)	10.98

Non-vested at June 29, 2008	148,140	11.40

Our non-vested restricted stock grants vest either three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.6 years. The total fair value of shares vesting during the two quarters of 2008 was $952. There were 98,265 vested unrestricted and non-vested restricted stock grants issued to our directors and employees in the first two quarters of 2007 at a weighted average fair value of $13.47, of which none of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 35,789 class B common shares sold to employees under this plan in the two quarters of 2008 at a weighted average fair value of $8.05. As of June 29, 2008, there are 2,698,338shares available for sale under the plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

7	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2004 through 2007 tax returns are open for federal purposes, and our 2003 through 2007 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin and Kansas.

As of June 29, 2008, our net liability for unrecognized tax benefits was $4,616, which, if recognized, $4,503 would have an impact on our effective tax rate. Our net liability includes $3,670 accrued for tax positions, $1,424 accrued for interest expense and penalties and $478 accrued for interest income related to audit prepayments. During the two quarters of 2008, we recognized $254 in interest expense. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.

It is possible for $850 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at June 29, 2008 and December 30, 2007 consisted of the following:

	June 29, 2008	December 30, 2007
Paper and supplies	$5,366	$6,163
Work in process	829	816
Finished goods	305	524
Less obsolescence reserve	(77)	(245)

Inventories, net	$6,423	$7,258

9	NOTES PAYABLE TO BANKS

We have a $475.0 million unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of June 29, 2008 and December 30, 2007, we had borrowings of $211.5 million and $178.9 million, respectively, under the facility at a weighted average rate of 3.17% and 5.55%, respectively. The increase in our borrowings was primarily used for repurchases of our class A common stock. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method.

10	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee is $1,456 as of June 29, 2008. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have the right of indemnification from the buyer.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$568	$1,121	$1,136	$2,271
Interest cost	2,060	2,126	4,121	4,299
Expected return on plan assets	(2,776)	(2,618)	(5,552)	(5,290)
Amortization of:
Unrecognized prior service cost	(54)	(68)	(109)	(144)
Unrecognized net loss	--	472	--	914

Net periodic benefit cost included in total
operating costs and expenses,
selling and administrative expenses
and discontinued operations	$(202)	$1,033	$(404)	$2,050

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

In the second quarter of 2007, a pension curtailment gain of $58 was recorded as a result of the sale of the Journal Community Publishing Group’s Central Ohio Advertiser Network (Ohio publishing and printing) to Gannett Co, Inc. on June 26, 2007. The curtailment gain reflects a reduction in future pension benefit accruals for the pension participants of the Ohio publishing and printing operations. The curtailment gain was recorded in discontinued operations and is not reflected in the above table.

The net periodic pension benefit cost related to the three regional publishing and printing operations reported in discontinued operations was $78 and $154 for the second quarter and two quarters of 2007, respectively.

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$27	$34	$53	$68
Interest cost	315	295	630	590
Amortization of:
Unrecognized prior service cost	(55)	(55)	(110)	(110)
Unrecognized net transition obligation	137	137	274	274
Unrecognized net loss	--	39	--	78

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$424	$450	$847	$900

12	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Amortization expense was $504 and $996 for the second quarter and two quarters ended June 29, 2008, respectively, and $475 and $951 for the second quarter and two quarters ended July 1, 2007, respectively. Estimated amortization expense for our next five fiscal years is $1,931 for 2008, $1,691 for 2009, $1,642 for 2010, $1,284 for 2011 and $1,202 for 2012.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 29, 2008 and December 30, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 29, 2008
Network affiliation agreements	$26,930	$(4,396)	$22,534
Customer lists	16,466	(14,978)	1,488
Non-compete agreements	15,281	(15,259)	22
Other	3,719	(2,785)	934

Total	$62,396	$(37,418)	$24,978

December 30, 2007
Network affiliation agreements	$26,930	$(3,862)	$23,068
Customer lists	16,249	(14,583)	1,666
Non-compete agreements	15,281	(15,256)	25
Other	3,664	(2,721)	943

Total	$62,124	$(36,422)	$25,702

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. The net carrying amount of our broadcast licenses was $225,507 and $223,529 as of June 29, 2008 and December 30, 2007, respectively. The increase in the net carrying amount of our broadcast licenses for the two quarters ended June 29, 2008 represents the acquisition of the broadcast license for KPSE-LP, Channel 50, in Palm Springs, California.

Goodwill
The adjustments in the carrying amount of goodwill for the two quarters ended June 29, 2008 are as follows:

	Goodwill at December 30, 2007	Adjustments	Goodwill at June 29, 2008
Reporting unit
Daily newspaper	$2,900	$--	$2,900
Community newspapers and shoppers	12,760	1,061	13,821
Broadcasting	216,878	3,008	219,886

Total	$232,538	$4,069	$236,607

The adjustments in the carrying amount of goodwill for the two quarters ended June 29, 2008 represents the acquisition of KPSE-LP, Channel 50, in Palm Springs, California and the acquisitions of four community newspapers.

Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges on our goodwill, broadcast licenses and other intangible assets in the future under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	DISCONTINUED OPERATIONS

NorthStar Print Group, Inc.
In the first quarter of 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve related to a preliminary settlement with the Environmental Protection Agency for a 2007 initial assessment.

Community newspapers and shoppers
In 2007, Journal Community Publishing Group, Inc., our community newspapers and shopper business of our publishing segment, completed the sale of its New England- Ohio- and Louisiana-based publishing and printing businesses. Proceeds, net of transaction expenses, were $28,613 and resulted in a gain on discontinued operations before income taxes of $3,369.

The following table summarizes the three regional publishing and printing businesses’results of operations, which are included in discontinued operations in our consolidated condensed statement of earnings for the second quarter and two quarters of 2007:

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue	$--	$10,478	$--	$20,116
Earnings before income taxes	$--	$195	$--	$742

Norlight Telecommunications, Inc.
On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary and segment. Proceeds, net of transaction expenses, were $175.9 million and resulted in a gain on discontinued operations before income taxes of $101.8 million.

The following table summarizes Norlight’s results of operations, which are included in the gain from discontinued operations in our consolidated condensed statement of earnings for the second quarter and two quarters of 2007:

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue	$--	$--	$--	$18,452
Earnings before income taxes	$--	$(10)	$--	$4,515

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 52 community newspapers and shoppers in Wisconsin and Florida. As of June 29, 2008, our broadcasting segment consisted of 35 radio stations and 11 television stations in 12 states and the operation of a television station under a local marketing agreement. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings, depreciation and amortization and capital expenditures from continuing operations for the second quarter and two quarters ended June 29, 2008 and July 1, 2007 and identifiable total assets at June 29, 2008 and December 30, 2007.

	Second Quarter Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue
Publishing	$61,830	$67,556	$122,541	$134,013
Broadcasting	53,457	56,029	102,796	107,725
Printing services	16,775	16,528	33,296	33,402
Other	8,028	7,352	15,722	15,518

	$140,090	$147,465	$274,355	$290,658

Operating earnings
Publishing	$5,707	$10,189	$9,955	$15,233
Broadcasting	9,714	11,303	16,846	21,298
Printing services	799	1,049	1,578	2,047
Other	400	204	829	795

	$16,620	$22,745	$29,208	$39,373

Depreciation and amortization
Publishing	$3,163	$3,206	6,392	$6,813
Broadcasting	3,323	3,247	6,644	6,395
Printing services	584	535	1,151	1,025
Other	237	263	474	523

	$7,307	$7,251	$14,661	$14,756

Capital expenditures
Publishing	$2,027	$3,745	$3,332	$9,105
Broadcasting	3,007	3,208	4,152	4,942
Printing services	121	392	713	782
Other	98	1,721	278	2,064

	$5,253	$9,066	$8,475	$16,893

	June 29, 2008	December 30, 2007 Audited
Identifiable total assets
Publishing	$171,585	$175,668
Broadcasting	618,674	620,713
Printing service	19,233	21,468
Other	35,387	39,118

	$844,879	$856,967

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

15	SUBSEQUENT EVENTS

On July 2, 2008, our daily newspaper announced a plan to reduce its workforce by about 10%, continuing its efforts to align its costs with declining revenues. We estimate the pre-tax charge for this to be between $3,800 and $4,000, most of which will be recorded in the third quarter of 2008.

On July 22, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of CW Network affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona, from Cascade Broadcasting Group, LLC and Tucson Communications, L.L.C for $11,885. KWBA-TV serves the Tucson, Arizona market. We also own KGUN-TV, the ABC affiliate, and four radio stations in Tucson. We believe owning cross-platform businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 29, 2008, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

•	changes in advertising demand or the buying strategies of advertisers or the migration of certain advertising to the Internet;

•	changes in newsprint prices and other costs of materials;

•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	effects of any non-cash impairment charges due to the impairment of goodwill, broadcast licenses and other intangible assets;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures including share repurchases on our results of operations, financial condition or stock price; and

•	changes in general economic conditions.

A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from any forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2007. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 52 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include more than 121 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past two years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the Internet), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the recent housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. These conditions, along with a weakening economy, persisted in the second quarter of 2008 and we expect them to continue in future periods. Due to the economic slowdown and the unfavorable perception of media industry equity valuations, certain media companies are recording non-cash impairment charges for the impairment of goodwill, broadcast licenses and other intangible assets. We do not believe that impairment indicators are currently present for our businesses that would require us to test for impairment of our goodwill, broadcast licenses and other intangible assets at this time. Our normal practice is to perform impairment tests on goodwill and indefinite lived intangible assets as of the beginning of the fourth quarter each year. While we believe that the fair value of our goodwill, broadcast licenses and other intangible assets exceeds their recorded values at June 29, 2008, we cannot be certain that future impairment tests will not result in a non-cash impairment charge to earnings or that we will not perform impairment tests at other times during the year.

Our publishing business was challenged in the second quarter of 2008. Classified advertising revenue decreased $3.5 million in the second quarter of 2008 compared to the second quarter of 2007 primarily in the employment and real estate categories. Retail advertising also decreased in the second quarter of 2008 compared to the second quarter of 2007 with weakness in a number of categories, including automotive, communications, department stores, finance/insurance, small to mid-sized retailers, real estate and airline and travel. Our pursuit of new media initiatives resulted in interactive revenue increasing 11.9% to $3.8 million at our publishing businesses in the second quarter of 2008 compared to the second quarter of 2007. In an effort to offset the negative effect of advertising revenue decreases, our publishing businesses focused on expense controls which caused expenses to decrease by 2.2% in the second quarter of 2008 compared to the second quarter of 2007.

In the second quarter of 2008, our daily newspaper announced that it will stop publishing MKE, the free weekly publication aimed at young adults, on July 10, 2008. The publication was launched in 2004. Advertising revenue peaked in 2006 and it has decreased consistently since then. The weak advertising climate, competition with other websites and publications and increasing costs prompted the decision.

On July 2, 2008, our daily newspaper announced a plan to reduce its workforce by about 10%, continuing its efforts to align its costs with declining revenues. We estimate the pre-tax charge for this to be between $3.8 and $4.0 million, most of which will be recorded in the third quarter of 2008. We expect the associated pre-tax cost savings for the remainder of 2008 to be between $1.4 and $1.6 million. Full year net pre-tax savings are expected to be between $5.6 and $6.0 million.

Our broadcasting business was also challenged in the second quarter of 2008 due to a decrease in local and national advertising revenue. These revenue decreases were partially offset by an increase in developmental revenue, interactive advertising revenue and political and issue advertising revenue. Expense controls caused expenses to decrease by 2.2% in the second quarter of 2008 compared to the second quarter of 2007.

On July 1, 2008, we signed an asset purchase agreement with Banks-Boise, Inc. to purchase CW Network affiliate KNIN-TV, Analog Channel 9 and Digital Channel 10, in Boise, Idaho for $8.0 million. The purchase is subject to regulatory approval and customary closing conditions. We currently own KIVI-TV, the ABC affiliate, and six radio stations in Boise. The acquisition of KNIN-TV gives us an opportunity to build out cross-platform businesses in Boise and with two television stations and six radio stations in this market, we believe we can better serve advertisers and viewers to build an even stronger presence in the community.

Revenue at our printing services business increased 1.5% in the second quarter of 2008 compared to the second quarter of 2007 primarily due to an increase in printing documentation materials. Operating earnings at our printing services business decreased due to an increase in employee benefit costs and lower margins for printing documentation materials, partially offset by production efficiencies. Revenue at our direct marketing services business increased 5.2% in the second quarter of 2008 compared to the second quarter of 2007 primarily due to an increase in revenue at our Clearwater, Florida facility.

Results of Operations

Second Quarter Ended June 29, 2008 compared to the Second Quarter Ended July 1, 2007

Continuing Operations

Our consolidated revenue in the second quarter of 2008 was $140.1 million, a decrease of $7.4 million, or 5.0%, compared to $147.5 million in the second quarter of 2007. Our consolidated operating costs and expenses in the second quarter of 2008 were $79.2 million, an increase of $0.4 million, or 0.6%, compared to $78.8 million in the second quarter of 2007. Our consolidated selling and administrative expenses in the second quarter of 2008 were $44.3 million, a decrease of $1.7 million, or 3.7%, compared to $46.0 million in the second quarter of 2007.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2008 and the second quarter of 2007:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$61.8	44.1%	$67.6	45.8%
Broadcasting	53.5	38.2	56.0	38.0
Printing services	16.8	12.0	16.5	11.2
Other	8.0	5.7	7.4	5.0

Total revenue	140.1	100.0	147.5	100.0
Total operating costs and expenses	79.2	56.5	78.8	53.4
Selling and administrative expenses	44.3	31.6	46.0	31.2

Total operating costs and expenses and selling
and administrative expenses	123.5	88.1	124.8	84.6

Total operating earnings	$16.6	11.9%	$22.7	15.4%

The decrease in total revenue was due to a decrease in classified ROP advertising, primarily for employment and real estate, at our publishing businesses, a decrease in local advertising revenue at our television and radio stations, a decrease in retail ROP advertising at our publishing businesses, a decrease in national advertising revenue at our television and radio stations and our daily newspaper, and a decrease in circulation revenue and direct marketing advertising revenue at our daily newspaper. These revenue decreases were partially offset by an increase in commercial printing revenue at our daily newspaper, an increase in interactive advertising revenue at our publishing and broadcasting businesses, an increase in political and issue advertising revenue at our television stations, an increase in developmental revenue at our broadcasting business, an increase in offset printing services and postage and freight revenue at our direct marketing services business and an increase in printing documentation materials at our printing services business.

The increase in total operating costs and expenses was due to an increase in paper costs at our printing services business, an increase in interactive costs at our publishing and broadcasting businesses associated with the increase in interactive revenue and certain cost increases and an increase in postage and freight expense at our direct marketing services business. These expense increases were partially offset by a decrease in payroll and benefit costs across most of our businesses and a decrease in paper costs at our publishing businesses.

The decrease in selling and administrative expenses is primarily due to a decrease in payroll and retirement benefit costs at our all of our businesses, a decrease in advertising expenses at our broadcasting and publishing businesses and a decrease in depreciation expense primarily at our publishing businesses. These decreases were partially offset by the gain on the sale of the Hartland, Wisconsin printing facility in the second quarter of 2007 at our community newspapers and shoppers business, an increase in health care costs at all of our businesses and a contract termination charge at our community newspapers and shoppers business.

Our consolidated operating earnings in the second quarter of 2008 were $16.6 million, a decrease of $6.1 million, or 26.9%, compared to $22.7 million in the second quarter of 2007. The following table presents our operating earnings by segment for the second quarter of 2008 and the second quarter of 2007:

	2008	Percent of Total Operating Earnings	2007	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$5.7	34.3%	$10.2	44.8%
Broadcasting	9.7	58.5	11.3	49.7
Printing services	0.8	4.8	1.0	4.6
Other	0.4	2.4	0.2	0.9

Total operating earnings	$16.6	100.0%	$22.7	100.0%

The decrease in total operating earnings was primarily due to the decrease in revenue across most of our businesses.

Our consolidated EBITDA in the second quarter of 2008 was $23.9 million, a decrease of $6.1 million, or 20.2%, compared to $30.0 million in the second quarter of 2007. We define EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the second quarter of 2008 and the second quarter of 2007:

	2008	2007
	(dollars in millions)
Net earnings	$9.0	$14.2
Gain from discontinued operations, net	--	(1.5)
Provision for income taxes	5.7	8.1
Total other expense, net	1.9	1.9
Depreciation	6.8	6.8
Amortization	0.5	0.5

EBITDA	$23.9	$30.0

The decrease in EBITDA is consistent with decreases in operating earnings in our publishing, broadcasting and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the second quarter of 2008 was $61.8 million, a decrease of $5.8 million, or 8.5%, compared to $67.6 million in the second quarter of 2007. Operating earnings from publishing were $5.7 million, a decrease of $4.5 million, or 44.0%, compared to $10.2 million in the second quarter of 2007.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2008 and the second quarter of 2007:

	2008			2007
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$21.2	$7.4	$28.6	$22.7	$7.8	$30.5	(6.3)
Classified	12.1	1.6	13.7	15.6	1.6	17.2	(20.6)
National	1.5	--	1.5	1.9	--	1.9	(20.0)
Direct Marketing	0.9	--	0.9	1.1	--	1.1	(20.5)
Other	--	0.1	0.1	--	0.1	0.1	(31.7)

Total advertising revenue..	35.7	9.1	44.8	41.3	9.5	50.8	(11.9)
Circulation revenue	12.5	0.3	12.8	12.8	0.3	13.1	(2.0)
Other revenue	3.4	0.8	4.2	2.6	1.1	3.7	15.8

Total revenue	$51.6	$10.2	$61.8	$56.7	$10.9	$67.6	(8.5)

Operating earnings	$5.4	$0.3	$5.7	$8.4	$1.8	$10.2	(44.0)

Advertising revenue in the second quarter of 2008 accounted for 72.4% of total publishing revenue compared to 75.2% in the second quarter of 2007.

Retail advertising revenue in the second quarter of 2008 was $28.6 million, a decrease of $1.9 million, or 6.3%, compared to $30.5 million in the second quarter of 2007. The $1.5 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising, primarily in the automotive, communications, department stores, finance/insurance, small to mid-sized retailers, real estate and airline and travel categories. Retail preprint advertising decreased in the home improvement and department stores categories. These decreases were partially offset by increases in Market Place, our TMC (total market coverage) product, and interactive advertising in the second quarter of 2008. The $0.4 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive, real estate and health care advertising, partially offset by revenue from newly acquired publications in Northern Wisconsin and Florida and an increase in revenue at our community newspapers surrounding Milwaukee, Wisconsin.

Classified advertising revenue in the second quarter of 2008 was $13.7 million, a decrease of $3.5 million, or 20.6%, compared to $17.2 million in the second quarter of 2007. Decreases in ROP, Market Place, and MKE classified advertising at our daily newspaper were partially offset by an increase in interactive classified advertising. The $3.8 million decrease in ROP, Market Place and MKE classified advertising revenue at our daily newspaper was primarily due to decreases in the following categories: employment advertising of $1.8 million, real estate advertising of $1.2 million and automotive advertising of $0.8 million. Employment advertising accounted for 39.3% of classified advertising revenue at the daily newspaper in the second quarter of 2008. Classified advertising revenue at our community newspapers and shoppers in the second quarter of 2008 was essentially even compared to the second quarter of 2007.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing businesses was $3.8 million in the second quarter of 2008, an increase of $0.4 million, or 11.9%, compared to $3.4 million in the second quarter of 2007 primarily due to an increase in online classified advertising, including ancillary services from our Jobnoggin.com co-branded employment site with Monster®, and sponsorship advertising.

National advertising revenue in the second quarter of 2008 was $1.5 million, a decrease of $0.4 million, or 20.0%, compared to $1.9 million in the second quarter of 2007. The decrease was due to a decrease in national ROP advertising in the dining and entertainment, business services and communications categories and a decrease in national preprint advertising in the business services category.

Direct marketing revenue, consisting of revenue from direct mail products of our daily newspaper, was $0.9 million in the second quarter of 2008, a decrease of $0.2 million, or 20.5%, compared to $1.1 million in the second quarter of 2007 primarily due to a decrease in direct mail products sold.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in the second quarter of 2008 and the second quarter of 2007.

Circulation revenue in the second quarter of 2008 accounted for 20.7% of total publishing revenue compared to 19.3% in the second quarter of 2007. Circulation revenue of $12.8 million in the second quarter of 2008 decreased $0.3 million, or 2.0%, compared to $13.1 million in the second quarter of 2007 primarily due to decreases in average net paid circulation for the Sunday and daily editions and a decrease in the Sunday average rate per copy, partially offset by an increase in the daily average rate per copy at our daily newspaper.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 6.9% of total publishing revenue in the second quarter of 2008 compared to 5.5% in the second quarter of 2007. Other revenue in the second quarter of 2008 was $4.2 million, an increase of $0.5 million, or 15.8%, compared to $3.7 million in the second quarter of 2007. The $0.8 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from printing the Chicago Reader and La Raza. Commercial printing revenue decreased $0.3 million at our community newspapers and shoppers.

In May 2008, our daily newspaper signed a three-year agreement and began printing La Raza, a Spanish language newspaper, for distribution in the greater Chicago, Illinois area. La Raza is among the largest Sunday Hispanic newspapers in the United States.

Publishing operating earnings in the second quarter of 2008 were $5.7 million, a decrease of $4.5 million, or 44.0%, compared to $10.2 million in the second quarter of 2007. Operating earnings decreased $3.0 million in the second quarter of 2008 at the daily newspaper primarily due to the impact of the decrease in classified and retail ROP advertising, partially offset by a $1.2 million decrease in payroll and benefit costs and decreases in various other costs due to cost control initiatives. Operating earnings decreased $2.1 million in the second quarter of 2008 at our community newspapers and shoppers primarily due a $0.9 million gain on the sale of the Hartland, Wisconsin printing facility in 2007, a $0.4 million contract termination charge and the impact of the decrease in retail and classified advertising. Total newsprint and paper costs for our publishing businesses in the second quarter of 2008 were $6.8 million, a decrease of $0.1 million, or 1.7%, compared to $6.9 million in the second quarter of 2007 primarily due to an 8.6% decrease in newsprint consumption, partially offset by a 9.2% increase in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the second quarter of 2008 decreased primarily due to decreases in ROP advertising, average net paid circulation and a reduction in waste at our daily newspaper and a decrease in ROP advertising at our community newspapers and shoppers. We believe our consumption of newsprint will continue to be lower in 2008 compared to 2007. However, we expect our average newsprint pricing per metric ton will increase during the remainder of 2008 compared to 2007.

Broadcasting

Revenue from broadcasting in the second quarter of 2008 was $53.5 million, a decrease of $2.5 million, or 4.6%, compared to $56.0 million in the second quarter of 2007. Operating earnings from broadcasting in the second quarter of 2008 were $9.7 million, a decrease of $1.6 million, or 14.1%, compared to $11.3 million in the second quarter of 2007.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2008 and the second quarter of 2007:

	2008			2007
	Television	Radio	Total	Television	Radio	Total	Percent Change
	(dollars in millions)
Revenue	$32.6	$20.9	$53.5	$34.0	$22.0	$56.0	(4.6)

Operating earnings	$4.6	$5.1	$9.7	$6.0	$5.3	$11.3	(14.1)

Revenue from our television stations in the second quarter of 2008 was $32.6 million, a decrease of $1.4 million, or 4.3%, compared to $34.0 million in the second quarter of 2007. The revenue decrease was primarily from our larger television markets of Las Vegas, Fort Myers/Naples, Tucson and Milwaukee and was partially offset by an increase in revenue in our Palm Springs, Omaha, Boise and Lansing markets. The decrease was due to a $1.3 million decrease in local advertising revenue and a $0.6 million decrease in national advertising revenue, partially offset by a $0.4 million increase in political and issue advertising revenue and a $0.1 million increase in other revenue. Developmental and interactive revenue, which are reported in local advertising revenue, increased $0.3 million and $0.1 million, respectively, in the second quarter of 2008 compared to the second quarter of 2007. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers.

Operating earnings from our television stations in the second quarter of 2008 were $4.6 million, a decrease of $1.4 million, or 24.4%, compared to $6.0 million in the second quarter of 2007. The decrease in operating earnings was primarily due to the impact of the decrease in revenue. Total expenses at our television stations in the second quarter of 2008 were essentially even compared to the second quarter of 2007.

Revenue from our radio stations in the second quarter of 2008 was $20.9 million, a decrease of $1.1 million, or 5.0%, compared to $22.0 million in the second quarter of 2007. Revenue decreased in all of our radio markets, except Omaha. The decrease was due to a $0.6 million decrease in local advertising revenue, a $0.2 million decrease in national advertising revenue, a $0.2 million decrease in political and issue advertising and a $0.1 million decrease in other revenue. Developmental and interactive revenue, which are reported in local advertising revenue, increased $0.1 million and $0.1 million, respectively, in the second quarter of 2008 compared to the second quarter of 2007.

Operating earnings from our radio stations in the second quarter of 2008 were $5.1 million, a decrease of $0.2 million, or 2.2%, compared to $5.3 million in the second quarter of 2007. The decrease in operating earnings is due to the impact of the decrease in revenue, partially offset by a decrease in payroll and benefits costs, a decrease in broadcasting rights fees for Milwaukee Bucks’ basketball games due to a change in the Milwaukee Bucks’ affiliation agreement and a decrease in promotion expenses.

Printing Services

Revenue from printing services in the second quarter of 2008 was $16.8 million, an increase of $0.3 million, or 1.5%, compared to $16.5 million in the second quarter of 2007. Operating earnings from printing services in the second quarter of 2008 were $0.8 million, a decrease of $0.2 million, or 23.8%, compared to $1.0 million in the second quarter of 2007.

The increase in printing services revenue was primarily due to an increase in printing documentation materials for Dell Computer Corporation (Dell), partially offset by a decrease in printing publications. Notwithstanding the increase in the quarter, we believe our revenue from Dell in 2008 will be essentially even compared to revenue from Dell in 2007.

The decrease in printing services operating earnings was primarily due to an increase in employee benefit costs and lower margins for printing of documentation materials, partially offset by production efficiencies.

Other

Other revenue in the second quarter of 2008 was $8.0 million, an increase of $0.6 million, or 9.2%, compared to $7.4 million in the second quarter of 2007. Other operating earnings in the second quarter of 2008 were $0.4 million, an increase of $0.2 million, or 96.1%, compared to $0.2 million in the second quarter of 2007.

The following table presents our other revenue and operating earnings for the second quarter of 2008 and the second quarter of 2007:

	2008			2007
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$8.4	$(0.4)	$8.0	$8.0	$(0.6)	$7.4	9.2

Operating earnings (loss)	$--	$0.4	$0.4	$(0.2)	$0.4	$0.2	96.1

The increase in other revenue in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to an increase in offset printing services and postage and freight amounts billed to customers at our Clearwater, Florida facility of our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $4.7 million and $4.3 million of postage amounts billed to customers in the second quarter of 2008 and the second quarter of 2007, respectively.

The increase in operating earnings was primarily due to the increase in revenue at our direct marketing services business.

Other Income and Expense and Taxes

Interest income was insignificant in the second quarter of 2008 and the second quarter of 2007. Interest expense was $1.9 million in the second quarter of 2008 compared to $2.0 million in the second quarter of 2007. The decrease is primarily due to a decrease in our weighted average interest rate, partially offset by an increase in the average debt outstanding due to repurchases of our class A common stock. Amortization of deferred financing costs was $0.1 million in the second quarter of 2008 and the second quarter of 2007.

The effective tax rate for continuing operations was 38.9% in the second quarter of 2008 and 38.8% in the second quarter of 2007.

Discontinued Operations

On June 25, 2007, July 6, 2007 and August 2, 2007, we sold our Ohio publishing and printing operations, our Louisiana publishing operation and our New England publishing and printing operations, respectively. The operations of the three regional publishing and printing operations of our community newspapers and shoppers business have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

There were no results from discontinued operations in the second quarter of 2008. Gain from discontinued operations, net of income taxes, was $1.5 million in the second quarter of 2007. Income tax expense related to discontinued operations was $0.7 million in the second quarter of 2007.

Net Earnings

Our net earnings in the second quarter of 2008 were $9.0 million, a decrease of $5.2 million, or 36.4%, compared to $14.2 million in the second quarter of 2007. The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the decrease in gain from discontinued operations in the second quarter of 2007.

Diluted Earnings per Share for Class A and B Common Stock

Diluted earnings per share for class A and B common stock from continuing operations were $0.16 in the second quarter of 2008 compared to $0.19 in the second quarter of 2007. Diluted earnings per share for class A and B common stock from discontinued operations were $0.00 in the second quarter of 2008 compared to $0.02 in the second quarter of 2007. Diluted earnings per share for class A and B common stock from net earnings were $0.16 in the second quarter of 2008 compared to $0.21 in the second quarter of 2007. Our diluted earnings per share were favorably impacted in the second quarter of 2008 and the second quarter of 2007 by our share repurchases.

Two Quarters Ended June 29, 2008 compared to the Two Quarters Ended July 1, 2007

Continuing Operations

Our consolidated revenue in the two quarters of 2008 was $274.4 million, a decrease of $16.3 million, or 5.6%, compared to $290.7 million in the two quarters of 2007. Our consolidated operating costs and expenses in the two quarters of 2008 were $156.5 million, a decrease of $2.6 million, or 1.7%, compared to $159.1 million in the two quarters of 2007. Our consolidated selling and administrative expenses in the two quarters of 2008 were $88.7 million, a decrease of $3.5 million, or 3.8%, compared to $92.2 million in the two quarters of 2007.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2008 and the two quarters of 2007:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$122.6	44.7%	$134.0	46.1%
Broadcasting	102.8	37.5	107.8	37.1
Printing services	33.3	12.1	33.4	11.5
Other	15.7	5.7	15.5	5.3

Total revenue	274.4	100.0	290.7	100.0
Total operating costs and expenses	156.5	57.0	159.1	54.8
Selling and administrative expenses	88.7	32.3	92.2	31.7

Total operating costs and expenses and selling
and administrative expenses	245.2	89.3	251.3	86.5

Total operating earnings	$29.2	10.7%	$39.4	13.5%

The decrease in total revenue was due to a decrease in classified ROP advertising, primarily for employment and real estate at our publishing businesses, a decrease in retail ROP and preprint advertising at our publishing businesses, a decrease in local advertising revenue at our television and radio stations, a decrease in national advertising revenue at our television stations and at our daily newspaper, a decrease in circulation revenue at our publishing businesses, a decrease in direct marketing revenue at our daily newspaper, a decrease in national advertising revenue at our radio stations and decrease in revenue from printing catalogs at our printing services business. These revenue decreases were partially offset by an increase in political and issue advertising revenue at our television stations, an increase in interactive advertising revenue at our publishing and broadcasting businesses, an increase in commercial printing revenue at our daily newspaper and an increase in developmental revenue at our broadcasting business.

The decrease in total operating costs and expenses was due to a decrease in newsprint and paper costs at our publishing businesses, decrease in payroll and retirement benefit costs at our daily newspaper and direct marketing services business, a decrease in outside printing costs at our publishing businesses, a decrease in postage and freight costs primarily at our printing services business, a decrease in broadcasting rights fees for Milwaukee Bucks’ basketball games and various other cost reductions. These cost decreases were partially offset by an increase in interactive costs at our publishing and broadcasting businesses associated with the increase in interactive revenue, an increase in payroll and programming costs at our television stations and an increase in health care costs at all of our businesses.

The decrease in selling and administrative expenses is primarily due to a decrease in payroll and retirement benefit costs at all of our businesses, a decrease in advertising expenses at our broadcasting and publishing businesses, a decrease in depreciation expense at our publishing businesses and various other cost reductions. These decreases were partially offset by an increase in health care costs at all of our businesses, a gain on the sale of the Hartland, Wisconsin printing facility in the two quarters of 2007 and a contract termination charge at our community newspapers and shoppers business.

Our consolidated operating earnings in the two quarters of 2008 were $29.2 million, a decrease of $10.2 million, or 25.8%, compared to $39.4 million in the two quarters of 2007. The following table presents our operating earnings by segment for the two quarters of 2008 and the two quarters of 2007:

	2008	Percent of Total Operating Earnings	2007	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$10.0	34.1%	$15.2	38.7%
Broadcasting	16.8	57.7	21.3	54.1
Printing services	1.6	5.4	2.1	5.2
Other	0.8	2.8	0.8	2.0

Total operating earnings	$29.2	100.0%	$39.4	100.0%

The decrease in total operating earnings was primarily due to the decrease in revenue in our publishing and broadcasting businesses.

Our consolidated EBITDA in the two quarters of 2008 was $43.9 million, a decrease of $10.2 million, or 19.0%, compared to $54.1 million in the two quarters of 2007. The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the two quarters of 2008 and the two quarters of 2007:

	2008	2007
	(dollars in millions)
Net earnings	$15.7	$87.5
Gain from discontinued operations, net	(0.4)	(66.5)
Provision for income taxes	9.7	13.4
Total other expense, net	4.2	5.0
Depreciation	13.7	13.8
Amortization	1.0	0.9

EBITDA	$43.9	$54.1

The decrease in EBITDA is consistent with decreases in operating earnings in our publishing, broadcasting and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the two quarters of 2008 was $122.6 million, a decrease of $11.4 million, or 8.6%, compared to $134.0 million in the two quarters of 2007. Operating earnings from publishing were $10.0 million, a decrease of $5.2 million, or 34.6%, compared to $15.2 million in the two quarters of 2007.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2008 and the two quarters of 2007:

	2008			2007
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$41.2	$14.1	$55.3	$43.5	$14.9	$58.4	(5.4)
Classified	24.4	2.8	27.2	31.1	3.1	34.2	(20.6)
National	3.5	--	3.5	4.3	--	4.3	(18.5)
Direct Marketing	1.6	--	1.6	2.2	--	2.2	(24.6)
Other	--	0.2	0.2	--	0.2	0.2	(22.3)

Total advertising revenue..	70.7	17.1	87.8	81.1	18.2	99.3	(11.7)
Circulation revenue	24.9	0.5	25.4	25.5	0.6	26.1	(2.8)
Other revenue	7.7	1.7	9.4	6.5	2.1	8.6	10.2

Total revenue	$103.3	$19.3	$122.6	$113.1	$20.9	$134.0	(8.6)

Operating earnings	$9.9	$0.1	$10.0	$14.2	$1.0	$15.2	(34.6)

Advertising revenue in the two quarters of 2008 accounted for 71.6% of total publishing revenue compared to 74.2% in the two quarters of 2007.

Retail advertising revenue in the two quarters of 2008 was $55.3 million, a decrease of $3.1 million, or 5.4%, compared to $58.4 million in the two quarters of 2007. The $2.3 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising, primarily in the automotive, communications, home improvement, department stores, airline and travel and real estate categories, partially offset by an increase in ROP advertising in the dining and entertainment category. Retail preprint advertising decreased in the home improvement, department stores and communications categories. These decreases were partially offset by an increase in interactive, Market Place and specialty magazine advertising in the two quarters of 2008. The $0.8 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive, real estate and health care advertising, partially offset by revenue from the newly acquired publications in Northern Wisconsin and Florida and an increase in revenue at our community newspapers surrounding Milwaukee, Wisconsin.

Classified advertising revenue in the two quarters of 2008 was $27.2 million, a decrease of $7.0 million, or 20.6%, compared to $34.2 million in the two quarters of 2007. Decreases in ROP, Market Place and MKE classified advertising at our daily newspaper were partially offset by an increase in interactive classified advertising. The $7.1 million decrease in ROP, Market Place and MKE classified advertising revenue at our daily newspaper was primarily due to decreases in the following categories: employment advertising of $3.7 million, real estate advertising of $2.4 million and automotive advertising of $1.1 million. The other classified advertising category for ROP, Market Place and MKE increased $0.1 million in the two quarters of 2008 compared to the two quarters of 2007. Employment advertising accounted for 41.3% of classified advertising revenue at the daily newspaper in the two quarters of 2008. The revenue decreases were partially offset by an increase in interactive advertising in the two quarters of 2008. The $0.3 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to a decrease in automotive advertising.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing businesses was $7.4 million in the two quarters of 2008, an increase of $0.9 million, or 14.5%, compared to $6.5 million in the two quarters of 2007 primarily due to an increase in online classified advertising, including ancillary services from our Jobnoggin.com co-branded employment site with Monster®, and sponsorship advertising.

National advertising revenue in the two quarters of 2008 was $3.5 million, a decrease of $0.8 million, or 18.5%, compared to $4.3 million in the two quarters of 2007. The decrease was due to a decrease in national ROP advertising in the communications, dining and entertainment, business services and airline and travel categories and a decrease in national preprint advertising in the business services and communications categories.

Direct marketing revenue, consisting of revenue from direct mail products of our daily newspaper, was $1.6 million in the two quarters of 2008, a decrease of $0.6 million, or 24.6%, compared to $2.2 million in the two quarters of 2007 primarily due to a decrease in direct mail products sold and a decrease in postage amounts billed to customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.2 million in the two quarters of 2008 and the two quarters of 2007.

Circulation revenue in the two quarters of 2008 accounted for 20.7% of total publishing revenue compared to 19.5% in the two quarters of 2007. Circulation revenue of $25.4 million in the two quarters of 2008 decreased $0.7 million, or 2.8%, compared to $26.1 million in the two quarters of 2007 primarily due to decreases in average net paid circulation for the daily and Sunday editions and a decrease in the Sunday average rate per copy, partially offset by an increase in the daily average rate per copy at our daily newspaper.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 7.7% of total publishing revenue in the two quarters of 2008 compared to 6.3% in the two quarters of 2007. Other revenue in the two quarters of 2008 was $9.4 million, an increase of $0.8 million, or 10.2%, compared to $8.6 million in the two quarters of 2007. The $1.2 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from printing the Chicago Reader and La Raza. Commercial printing revenue decreased $0.4 million at our community newspapers and shoppers primarily due to a decrease in commercial printing volume.

In May 2008, our daily newspaper signed a three-year agreement and began printing La Raza, a Spanish language newspaper, for distribution in the greater Chicago, Illinois area.

Publishing operating earnings in the two quarters of 2008 were $10.0 million, a decrease of $5.2 million, or 34.6%, compared to $15.2 million in the two quarters of 2007. Operating earnings decreased $4.3 million in the two quarters of 2008 at the daily newspaper primarily due to the impact of the decrease in classified and retail ROP advertising, partially offset by a $2.8 million decrease in payroll and retirement benefit costs, a decrease in total newsprint and paper costs, web-width reduction costs of $0.5 million in the two quarters of 2007, a decrease in outside printing costs and various other cost reductions. Operating earnings decreased $0.9 million in the two quarters of 2008 at our community newspapers and shoppers primarily due a $0.9 million gain on the sale of the Hartland, Wisconsin printing facility in the two quarters of 2007, the impact of the decrease in revenue and a $0.4 million contract termination charge in the two quarters of 2008. Total newsprint and paper costs for our publishing businesses in the two quarters of 2008 were $12.7 million, a decrease of $1.2 million, or 8.6%, compared to $13.9 million in the two quarters of 2007 primarily due to a 9.5% decrease in newsprint consumption, partially offset by a 2.4% increase in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the two quarters of 2008 decreased primarily due to decreases in ROP advertising, average net paid circulation and a reduction in waste at our daily newspaper and a decrease in ROP advertising at our community newspapers and shoppers. We believe our consumption of newsprint will continue to be lower in 2008 compared to 2007. However, we expect our average newsprint pricing per metric ton will increase during the remainder of 2008 compared to 2007.

Broadcasting

Revenue from broadcasting in the two quarters of 2008 was $102.8 million, a decrease of $5.0 million, or 4.6%, compared to $107.8 million in the two quarters of 2007. Operating earnings from broadcasting in the two quarters of 2008 were $16.8 million, a decrease of $4.5 million, or 20.9%, compared to $21.3 million in the two quarters of 2007.

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2008 and the two quarters of 2007:

	2008			2007
	Television	Radio	Total	Television	Radio	Total	Percent Change
	(dollars in millions)
Revenue	$64.9	$37.9	$102.8	$67.6	$40.2	$107.8	(4.6)

Operating earnings	$8.2	$8.6	$16.8	$12.2	$9.1	$21.3	(20.9)

Revenue from our television stations in the two quarters of 2008 was $64.9 million, a decrease of $2.7 million, or 3.9%, compared to $67.6 million in the two quarters of 2007. The revenue decrease was primarily from our larger television markets of Las Vegas, Fort Myers/Naples, Tucson and Milwaukee and was partially offset by an increase in revenue in our Palm Springs, Lansing, Boise and Omaha markets. The decrease was due to a $2.8 million decrease in local advertising revenue and a $1.5 million decrease in national advertising revenue, partially offset by a $1.5 million increase in political and issue advertising revenue and a $0.1 million increase in other revenue. Developmental and interactive revenue, which are reported in local advertising revenue, increased $0.7 million and $0.3 million, respectively, in the two quarters of 2008 compared to the two quarters of 2007. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers.

Operating earnings from our television stations in the two quarters of 2008 were $8.2 million, a decrease of $4.0 million, or 32.7%, compared to $12.2 million in the two quarters of 2007. The decrease in operating earnings was primarily due to the impact of the decrease in revenue and increases in: payroll and benefit costs; depreciation expense due to our investment in digital and high-definition equipment and the new building constructed in Las Vegas, Nevada; interactive fees due to the increase in interactive revenue; programming costs; legal expenses; and bad debt expense. These expense increases were partially offset by a decrease in promotion expenses.

Revenue from our radio stations in the two quarters of 2008 was $37.9 million, a decrease of $2.3 million, or 5.8%, compared to $40.2 million in the two quarters of 2007. Revenue decreased in all of our radio markets, except for Omaha. The decrease was due to a $1.6 million decrease in local advertising revenue, a $0.5 million decrease in national advertising revenue and a $0.2 million decrease in political and issue advertising revenue. Developmental and interactive revenue, which are reported in local advertising revenue, increased $0.2 million and $0.2 million, respectively, in the two quarters of 2008 compared to the two quarters of 2007.

Operating earnings from our radio stations in the two quarters of 2008 were $8.6 million, a decrease of $0.5 million, or 5.1%, compared to $9.1 million in the two quarters of 2007. The decrease in operating earnings is due to the impact of the decrease in revenue partially offset by decreases in payroll and retirement benefits costs, promotion expenses, broadcasting rights fees for Milwaukee Bucks’ basketball games due to a change in the Milwaukee Bucks’ affiliation agreement, and a $0.1 million loss on the sale of KOMJ-AM in Omaha, Nebraska in the two quarters of 2007.

In the first quarter of 2008, our Milwaukee, Wisconsin radio station, WTMJ-AM, agreed to an extension of a radio broadcasting rights agreement with the Milwaukee Brewers baseball team.

Printing Services

Revenue from printing services in the two quarters of 2008 was $33.3 million, a decrease of $0.1 million, or 0.3%, compared to $33.4 million in the two quarters of 2007. Operating earnings from printing services in the two quarters of 2008 were $1.6 million, a decrease of $0.5 million, or 22.9%, compared to $2.1 million in the two quarters of 2007.

The decrease in printing services revenue was primarily due to a decrease in printing catalogs, partially offset by an increase in printing documentation materials for Dell and printing publications.

The decrease in printing services operating earnings was primarily due to an increase in employee benefit costs and a favorable adjustment from the termination of a sublease agreement in the two quarters of 2007, partially offset by production efficiencies.

Other

Other revenue in the two quarters of 2008 was $15.7 million, an increase of $0.2 million, or 1.3%, compared to $15.5 million in the two quarters of 2007. Other operating earnings were $0.8 million in the two quarters of 2008 and the two quarters of 2007.

The following table presents our other revenue and operating earnings for the two quarters of 2008 and the two quarters of 2007:

	2008			2007
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$16.7	$(1.0)	$15.7	$16.7	$(1.2)	$15.5	1.3

Operating earnings (loss)	$0.1	$0.7	$0.8	$(0.4)	$1.2	$0.8	4.3

The increase in other revenue in the two quarters of 2008 compared to the two quarters of 2007 was primarily due to a decrease in intercompany revenue. Included in revenue and operating costs and expenses from our direct marketing services business is $9.1 million and $8.8 million of postage amounts billed to customers in the two quarters of 2008 and the two quarters of 2007, respectively.

An increase in operating earnings at our direct marketing services business was primarily due to a decrease in payroll and benefits costs. This increase was offset by an increase in corporate expenses related to the development of new interactive products for our publishing and broadcasting businesses.

Other Income and Expense and Taxes

Interest income was insignificant in the two quarters of 2008 and the two quarters of 2007. Interest expense was $4.2 million in the two quarters of 2008 compared to $5.0 million in the two quarters of 2007. The decrease is primarily due to a decrease in our weighted average interest rate partially offset by an increase in the average debt outstanding due to repurchases of our class A common stock. Amortization of deferred financing costs was $0.2 million in the two quarters of 2008 and the two quarters of 2007.

The effective tax rate for continuing operations was 38.9% in the two quarters of 2008 and 39.1% in the two quarters of 2007.

Discontinued Operations

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

Gain from discontinued operations, net of income taxes, was $0.4 million in the two quarters of 2008 compared to $66.5 million in two quarters of 2007. Income tax expense related to discontinued operations was $42.5 million in the two quarters of 2007.

In the two quarters of 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a preliminary settlement with the Environmental Protection Agency for a 2007 initial assessment against NorthStar Print Group, Inc.

We recorded a $62.0 million net gain on the sale of Norlight and $1.3 million net gain on the sale of the Ohio publishing and printing operations in the two quarters of 2007. The net gain from the operating results from discontinued operations was $3.2 million in the two quarters of 2007.

Net Earnings

Our net earnings in the two quarters of 2008 were $15.7 million, a decrease of $71.8 million, compared to $87.5 million in the two quarters of 2007. The decrease was due to the decrease in gain from discontinued operations in the two quarters of 2007 and the decrease in operating earnings from continuing operations for the reasons described above.

Diluted Earnings per Share for Class A and B Common Stock

Diluted earnings per share for class A and B common stock from continuing operations were $0.26 in the two quarters of 2008 compared to $0.30 in the two quarters of 2007. Diluted earnings per share from discontinued operations for class A and B common stock were $0.01 in the two quarters of 2008 compared to $0.97 in the two quarters of 2007. Diluted earnings per share for class A and B common stock from net earnings were $0.27 in the two quarters of 2008 compared to $1.27 in the two quarters of 2007. Our diluted earnings per share were favorably impacted in the two quarters of 2008 and the two quarters of 2007 by our share repurchases.

Liquidity and Capital Resources

We have a $475.0 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of June 29, 2008, we had borrowings of $211.5 million under the facility at a weighted average rate of 3.17%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. The financial covenants of this agreement include the following:

•	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
•	An interest coverage ratio as determined for the four fiscal quarter period preceding the date of determination.

As of June 29, 2008, we were in compliance with these financial covenants.

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

On January 28, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of My Network affiliate KPSE-LP, Channel 50, in Palm Springs, California from Mirage Media LLC for $4.7 million. We also own KMIR-TV, the NBC affiliate, also in Palm Springs. The acquisition of KPSE allows us to better serve advertisers and viewers in the Coachella Valley and builds a stronger presence in Palm Springs and the surrounding area.

On July 1, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, entered into an asset purchase agreement with Banks-Boise, Inc. to purchase CW Network affiliate KNIN-TV, Analog Channel 9 and Digital Channel 10, in Boise, Idaho for $8.0 million. The purchase is subject to regulatory approval and customary closing conditions. We currently own KIVI-TV, the ABC affiliate, and six radio stations in Boise. The acquisition of KNIN-TV gives us an opportunity to build out cross-platform businesses in Boise and with two television stations and six radio stations in this market, we believe we can better serve advertisers and viewers build an even stronger presence in the community.

On July 22, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of CW Network affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona, from Cascade Broadcasting Group, LLC and Tucson Communications, L.L.C. for $11.9 million. KWBA-TV serves the Tucson, Arizona market. We also own KGUN-TV, the ABC affiliate, and four radio stations in Tucson. We believe owning cross-platform businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

Share Repurchase Authorizations

In the two quarters of 2008, we purchased 5.9 million shares of our class A common stock pursuant to our October 2007 and May 2008 board of director’s authorizations for $40.6 million or an average of $6.87 per share, excluding commissions. We completed our repurchases under the October 2007 authorization in March 2008.

The May 2008 authorization is for the repurchase of up to five million additional shares of our class A common stock over the following 18 months. As of the end of the second quarter of 2008, we have 3.2 million shares of our class A common stock remaining to be purchased under our May 2008 authorization.

Cash Flow

Continuing Operations

Cash balances were $4.2 million at June 29, 2008. We believe our expected cash flows from operations and borrowings available under our credit facility will adequately meet our needs for the next twelve months.

Cash provided by operating activities was $29.5 million in the two quarters of 2008 compared to $23.7 million in the two quarters of 2007. The increase was primarily due to an increase in cash provided by working capital in the two quarters of 2008 compared to the two quarters of 2007.

Cash used for investing activities was $14.7 million in the two quarters of 2008 compared to cash provided by investing activities of $159.0 million in the two quarters of 2007. Capital expenditures were $8.5 million in the two quarters of 2008 compared to $16.9 million in the two quarters of 2007. In an effort to reduce costs, we are reviewing all of our planned capital expenditures for 2008 and may delay spending on non-critical projects. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements. Our capital expenditures in our broadcasting business are targeted towards technology upgrades, including investments in digital radio and high-definition equipment for certain of our television stations. We believe these expenditures will help us to better serve our advertisers, viewers and listeners and to facilitate our cost control initiatives. Proceeds from the sale of Norlight, our Ohio publishing and printing operations and KOMJ-AM in Omaha, Nebraska were $185.3 million in the two quarters of 2007. During the two quarters of 2008, we acquired KPSE-LP in Palm Springs, California for $4.7 million and two community newspapers and two community shoppers for $1.6 million. We remitted the final purchase payment of $10.0 million to Emmis Communications Corporation to acquire the FCC license of KMTV-TV and our daily newspaper acquired two magazines for $1.4 million in the two quarters of 2007.

Cash used for financing activities was $17.4 million in the two quarters of 2008 compared to $162.0 million in the two quarters of 2007. Borrowings under our credit facility in the two quarters of 2008 were $106.4 million and we made payments of $73.8 million compared to borrowings of $175.9 million and payments of $292.5 million in the two quarters of 2007 reflecting the immediate use of proceeds received from the sale of Norlight. In the two quarters of 2008 and the two quarters of 2007, we paid $40.8 million and $35.1 million, respectively, to purchase our class A common stock. We paid cash dividends of $9.5 million and $10.6 million in the two quarters of 2008 and the two quarters of 2007, respectively.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the two quarters of 2008 compared to cash used by discontinued operations of $22.2 million in the two quarters of 2007 primarily due to income tax payments related to the sale of Norlight in February 2007. Capital expenditures, which related primarily to Norlight, were $0.7 million in the two quarters of 2007.

New Accounting Standards

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt Staff Position FAS 142-3 in the first quarter of 2009. We do not believe the effect of adopting Staff Position FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not believe the effect of adopting Statement No. 162 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this EITF. Early application is not permitted. We will adopt EITF 03-6-1 in the first quarter of 2009. We do not believe the effect of adopting EITF 03-6-1 will have a material impact on our consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the second quarter ended June 29, 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2008 to April 27, 2008	--	$--	--	--
April 28, 2008 to May 25, 2008	686,000	$5.89	686,000	4,314,000
May 26, 2008 to June 29, 2008	1,091,229	$5.51	1,091,200	3,222,800

(1)	These shares were purchased pursuant to a repurchase program publicly announced on May 1, 2008, and commenced on May 12, 2008, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares over the following 18 months. These shares will remain authorized but unissued.

(2)	Also includes 29 shares of class B common stock from May 26, 2008 to June 29, 2008 transferred from an employee to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2003 Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2008, we held our annual meeting of shareholders for the purpose of voting on the following items:

•	The election of four Class II directors: Steven J. Smith, Mary Ellen Stanek, Owen Sullivan and Jeanette Tully, and
•	A proposal put forth by one of our shareholders that the board of Journal Communications considers using free cash flow for quarterly dividends and dividend increases before beginning new share repurchase programs or outside acquisitions.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Journal Communications, Inc. common stock as they were instructed by the shareholders of Journal Communications, Inc. Approximately 74% of all votes were represented at the meeting in person or by proxy. The votes were:

	Term Expiring in 2011
	Steven J. Smith	Mary Ellen Stanek	Owen Sullivan	Jeanette Tully
Votes For	110,107,303	98,171,805	113,306,010	113,483,988
Votes Withheld	21,595,016	33,530,513	18,396,309	18,218,330

Total Votes	131,702,319	131,702,318	131,702,319	131,702,318

Our Continuing Board Members
Term Expiring in 2009	Term Expiring in 2010
David J. Drury	David G. Meissner
Jonathan Newcomb	Ellen F. Siminoff
Roger D. Peirce

The proposal that the board consider using free cash flow for quarterly dividends and dividend increases before beginning new share repurchase programs or outside acquisitions was defeated with 72,041,554 votes AGAINST the shareholder proposal, 42,925,889 votes FOR the shareholder proposal and 11,369,597 votes ABSTAINING.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

(3.1)	Bylaws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.2 to Journal Communication’s Current Report on Form 8-K dated May 1, 2008 [Commission File No. 1-31805]).

(10.1)	Journal Communications, Inc. (f/k/a The Journal Company) 2003 Employee Stock Purchase Plan, as amended and restated.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: July 31, 2008	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: July 31, 2008	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer