Form 10-Q
period 2008-09-28
JOURNAL COMMUNICATIONS INC
filed 2008-11-07
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2008

or

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

Class	Outstanding at October 29, 2008
Class A Common Stock	40,366,409
Class B Common Stock	9,946,167
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Unaudited Consolidated Condensed Balance Sheets as of
		September 28, 2008 and December 30, 2007	2
		Unaudited Consolidated Condensed Statements of Earnings
		for the Third Quarter and Three Quarters Ended
		September 28, 2008 and September 30, 2007	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Three Quarters Ended September 28, 2008	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Three Quarters Ended September 28, 2008
		and September 30, 2007	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of September 28, 2008	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	40
	Item 4.	Controls and Procedures	40
Part II.	Other Information
	Item 1.	Legal Proceedings	40
	Item 1A.	Risk Factors	40
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
	Item 3.	Defaults Upon Senior Securities	48
	Item 4.	Submission of Matters to a Vote of Security Holders	48
	Item 5.	Other Information	49
	Item 6.	Exhibits	49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,666	$6,256
Receivables, less allowance for doubtful accounts
of $3,913 and $4,031	80,904	86,197
Inventories, net	6,463	7,258
Prepaid expenses	22,690	13,066
Deferred income taxes	6,704	6,821

TOTAL CURRENT ASSETS	121,427	119,598
Property and equipment, at cost, less accumulated depreciation
of $232,356 and $221,273	220,440	223,800
Goodwill	240,428	232,538
Broadcast licenses	193,245	223,529
Other intangible assets, net	25,958	25,702
Prepaid pension costs	16,143	15,298
Other assets	18,055	16,502

TOTAL ASSETS	$835,696	$856,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,921	$30,026
Accrued compensation	13,013	16,871
Accrued employee benefits	8,638	10,390
Deferred revenue	16,670	14,936
Accrued income taxes	67	219
Other current liabilities	5,477	7,757
Current portion of long-term liabilities	10,528	4,508

TOTAL CURRENT LIABILITIES	80,314	84,707
Accrued employee benefits	24,459	25,157
Long-term notes payable to banks	223,150	178,885
Deferred income taxes	63,108	67,664
Other long-term liabilities	15,656	12,992
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at September 28, 2008 and December 30, 2007	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at September 28, 2008 and December 30, 2007	33	33
Class B - authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 10,364,032 shares at September 28, 2008 and 11,528,044
shares at December 30, 2007	189	201
Class A - authorized 170,000,000 shares; issued and outstanding:
39,933,034 shares at September 28, 2008 and 45,351,893
shares at December 30, 2007	399	454
Additional paid-in capital	256,390	295,017
Accumulated other comprehensive loss, net of tax	(567)	(615)
Retained earnings	281,280	301,187
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	429,009	487,562

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$835,696	$856,967

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue:
Publishing	$59,446	$65,155	$181,987	$199,168
Broadcasting	53,994	53,654	156,790	161,379
Printing services	16,099	18,328	49,395	51,730
Other	6,731	7,242	22,453	22,760

Total revenue	136,270	144,379	410,625	435,037
Operating costs and expenses:
Publishing	35,528	34,172	103,893	106,523
Broadcasting	25,941	25,462	73,568	71,592
Printing services	13,396	13,758	41,027	41,331
Other	5,658	6,155	18,532	19,231

Total operating costs and expenses	80,523	79,547	237,020	238,677
Selling and administrative expenses	43,937	43,368	132,587	135,523
Broadcast license impairment	38,762	--	38,762	--

Total operating costs and expenses and selling
and administrative expenses	163,222	122,915	408,369	374,200

Operating earnings (loss)	(26,952)	21,464	2,256	60,837
Other income and expense:
Interest income	--	23	2	26
Interest expense	(1,940)	(1,937)	(6,103)	(6,919)

Total other income and (expense)	(1,940)	(1,914)	(6,101)	(6,893)

Earnings (loss) from continuing operations
before income taxes	(28,892)	19,550	(3,845)	53,944
Provision (benefit) for income taxes	(11,791)	7,715	(2,038)	21,167

Earnings (loss) from continuing operations	(17,101)	11,835	(1,807)	32,777
Gain from discontinued operations, net of
applicable income tax expense of $0, $739,
$0, and $43,209, respectively	--	1,293	400	67,832

Net earnings (loss)	$(17,101)	$13,128	$(1,407)	$100,609

Earnings (loss) per share:
Basic - Class A and B common stock:
Continuing operations	$(0.35)	$0.18	$(0.06)	$0.48
Discontinued operations	--	0.02	0.01	1.01

Net earnings (loss)	$(0.35)	$0.20	$(0.05)	$1.49

Diluted - Class A and B common stock:
Continuing operations	$(0.35)	$0.18	$(0.06)	$0.48
Discontinued operations	--	0.02	0.01	1.01

Net earnings (loss)	$(0.35)	$0.20	$(0.05)	$1.49

Basic and diluted - Class C common stock:
Continuing operations	$0.14	$0.25	$0.42	$0.69
Discontinued operations	--	0.02	0.01	1.01

Net earnings	$0.14	$0.27	$0.43	$1.70

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Condensed Statement of Shareholders’ Equity
For the Three Quarters Ended September 28, 2008
(dollars in thousands, except per-share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Treasury Stock,
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss, net of tax	Earnings	at cost	Total
Balance at December 30, 2007	$--	$33	$201	$454	$295,017	$(615)	$301,187	$(108,715)	$487,562
Net earnings							6,690		6,690
Change in pension and post-retirement
(net of tax of $12)						15			15
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.08 per share)							(895)		(895)
Class A ($0.08 per share)							(3,523)		(3,523)
Issuance of shares:
Conversion of class B to class A			(6)	6					--
Stock grants					29				29
Employee stock purchase plan					319				319
Shares purchased and retired				(41)	(26,169)		(4,471)		(30,681)
Shares transferred from employees for					(102)				(102)
tax withholding
Stock-based compensation					305		3		308

Balance at March 30, 2008	--	33	195	419	269,399	(600)	298,527	(108,715)	459,258

Net earnings							9,004		9,004
Change in pension and post-retirement
(net of tax of $11)						17			17
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.08 per share)							(858)		(858)
Class A ($0.08 per share)							(3,325)		(3,325)
Issuance of shares:
Conversion of class B to class A			(4)	4					--
Stock grants					280				280
Shares purchased and retired				(18)	(10,089)				(10,107)
Stock-based compensation					287		4		291

Balance at June 29, 2008	--	33	191	405	259,877	(583)	302,888	(108,715)	454,096

Net earnings							(17,101)		(17,101)
Change in pension and post-retirement
(net of tax of $12)						16			16
Dividends declared:
Class C ($0.142 per share)							(463)		(463)
Class B ($0.08 per share)							(835)		(835)
Class A ($0.08 per share)							(3,210)		(3,210)
Issuance of shares:
Conversion of class B to class A			(2)	2					--
Stock grants					21				21
Employee stock purchase plan					266				266
Shares purchased and retired				(8)	(4,037)				(4,045)
Stock-based compensation					263		1		264

Balance at September 28, 2008	$--	$33	$189	$399	$256,390	$(567)	$281,280	$(108,715)	$429,009

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 28, 2008	September 30, 2007
Cash flow from operating activities:
Net earnings (loss)	$(1,407)	$100,609
Less gain from discontinued operations	400	67,832

Earnings (loss) from continuing operations	(1,807)	32,777
Adjustments for non-cash items:
Depreciation	20,477	20,564
Amortization	1,516	1,448
Broadcast license impairment	38,762	--
Provision for doubtful accounts	1,317	1,017
Deferred income taxes	(4,470)	(3,611)
Non-cash stock-based compensation	1,224	1,385
Net (gain) loss from disposal of assets	106	(904)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions of businesses:
Receivables	4,079	(586)
Inventories	795	454
Accounts payable	(4,176)	(4,501)
Other assets and liabilities	(11,948)	(8,345)

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,875	39,698
Cash flow from investing activities:
Capital expenditures for property and equipment	(15,139)	(23,549)
Proceeds from sales of assets	49	2,724
Proceeds from sales of businesses	--	205,218
Acquisition of businesses	(18,297)	(11,596)

NET CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES	(33,387)	172,797
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	162,160	265,455
Payments on long-term notes payable to banks	(117,895)	(351,335)
Proceeds from issuance of common stock	527	322
Redemption of common stock	(44,833)	(78,964)
Cash dividends	(14,037)	(15,614)

NET CASH USED FOR FINANCING ACTIVTIES	(14,078)	(180,136)
Cash flow from discontinued operations:
Net operating activities	--	(32,951)
Net investing activities	--	(671)

NET CASH PROVIDED BY (USED FOR)
DISCONTINUED OPERATIONS	--	(33,622)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,590)	(1,263)
Cash and cash equivalents:
Beginning of year	6,256	7,923

At September 28, 2008 and September 30, 2007	$4,666	$6,660

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The operations of Norlight Telecommunications, Inc., our former telecommunications segment, and the regional publishing and printing operations of our community newspapers and shoppers business in Ohio, Louisiana and New England have been reflected as discontinued operations in our consolidated condensed financial statements for all periods presented. Adjustments related to NorthStar Print Group, Inc. have been reflected as discontinued operations in our consolidated condensed financial statements for the three quarters of 2008. The operating results for the third quarter and three quarters ended September 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not believe the effect of adopting Staff Position FAS 157-2 will have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We will adopt EITF 08-3 in the first quarter of 2009. We do not believe the effect of adopting EITF 08-3 will have a material impact on our consolidated financial statements.

In September 2008, the FASB issued Staff Position FIN 45-4, “Amendment to Disclosure Requirements of Interpretation 45-Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Interpretation 45-4 requires disclosures of the current status of the payment/performance risk of the guarantee. For example, the current status of the payment/performance risk of a credit-risk-related guarantee could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. An entity that uses internal groupings shall disclose how those groupings are determined and used for managing risk. FIN 45-4 is effective for reporting periods ending after November 15, 2008. Earlier adoption is encouraged. We will adopt FIN 45-4 in the fourth quarter of 2008. We do not believe the effect of adopting FIN 45-4 will have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,”in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of Staff Position FAS 157-3 did not have a material impact on our consolidated financial statements.

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

Basic

We apply the two-class method for calculating and presenting our basic earnings per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income (loss) from continuing operations (“net earnings”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid during the current period.

(b)	The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)	The remaining losses, which may include losses from discontinued operations (“undistributed losses”), are allocated to the class A and B common stock. Undistributed losses are not allocated to the class C common stock because the class C shares are not contractually obligated to share in the losses.

(d)	The total earnings allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings are allocated to determine the earnings per share for that class of common stock.

(e)	Basic earnings per share data are presented for class A and B common stock in the aggregate and for class C common stock. The basic earnings per share for class A and B common stock are the same; hence, these classes are reported together.

In applying the two-class method, we have determined that undistributed earnings should be allocated equally on a per share basis among each class of common stock due to the lack of any contractual participation rights of any class to those undistributed earnings. Undistributed losses are allocated to only the class A and B common stock for the reason stated above. The weighted average number of shares outstanding for each class of common stock excludes non-vested restricted stock for basic earnings per share.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share under the two-class method.

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator for basic earnings (loss) from continuing
operations for each class of common stock:
Earnings (loss) from continuing
operations	$(17,101)	$11,835	$(1,807)	$32,777
Less dividends:
Class A and B	4,045	4,542	12,639	14,224
Class C	463	463	1,391	1,391

Total undistributed earnings (loss) from
continuing operations	$(21,609)	$6,830	$(15,837)	$17,162

Class A and B undistributed earnings (loss)
from continuing operations	$(21,609)	$6,488	$(15,837)	$16,325
Class C undistributed earnings
from continuing operations	--	342	--	837

Total undistributed earnings (loss)
from continuing operations	$(21,609)	$6,830	$(15,837)	$17,162

Numerator for basic earnings (loss) from continuing
operations per class A and B common stock:
Dividends on class A and B	$4,045	$4,542	$12,639	$14,224
Class A and B undistributed
earnings (loss)	(21,609)	6,488	(15,837)	16,325

Numerator for basic earnings (loss) from
continuing operations per class A and
B common stock	$(17,564)	$11,030	$(3,198)	$30,549

Numerator for basic earnings from continuing
operations per class C common stock:
Dividends on class C	$463	$463	$1,391	$1,391
Class C undistributed earnings	--	342	--	837

Numerator for basic earnings from
continuing operations per class C
common stock	$463	$805	$1,391	$2,228

Denominator for basic earnings (loss) from
continuing operations for each class of
common stock:
Weighted average shares outstanding -
Class A and B	50,433	62,054	52,502	63,655
Class C	3,264	3,264	3,264	3,264
Basic earnings (loss) per share from
continuing operations
Class A and B	$(0.35)	$0.18	$(0.06)	$0.48

Class C	$0.14	$0.25	$0.42	$0.69

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator for basic earnings from discontinued
operations for each class of common stock:
Total undistributed earnings from
from discontinued opertions	$--	$1,293	$400	$67,832

Class A and B undistributed earnings
from discontinued opertions	$--	$1,228	$377	$64,524
Class C undistributed earnings
from discontinued operations	--	65	23	3,308

Total undistributed earnings
from discontinued operations	$--	$1,293	$400	$67,832

Denominator for basic earnings from discontinued
operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,433	62,054	52,502	63,655
Class C	3,264	3,264	3,264	3,264
Basic earnings per share from discontinued
operations
Class A and B	$--	$0.02	$0.01	$1.01

Class C	$--	$0.02	$0.01	$1.01

Numerator for basic net earnings for each
class of common stock:
Net earnings (loss)	$(17,101)	$13,128	$(1,407)	$100,609
Less dividends:
Class A and B	4,045	4,542	12,639	14,224
Class C	463	463	1,391	1,391

Total undistributed net earnings (loss)	$(21,609)	$8,123	$(15,437)	$84,994

Class A and B undistributed net
earnings (loss)	$(21,609)	$7,716	$(15,460)	$80,849
Class C undistributed net earnings	--	407	23	4,145

Total undistributed net earnings (loss)	$(21,609)	$8,123	$(15,437)	$84,994

Numerator for basic net earnings (loss) per
class A and B common stock:
Dividends on class A and B	$4,045	$4,542	$12,639	$14,224
Class A and B undistributed net
earnings (loss)	(21,609)	7,716	(15,460)	80,849

Numerator for basic net earnings (loss) per
class A and B common stock	$(17,564)	$12,258	$(2,821)	$95,073

Numerator for basic net earnings per
class C common stock:
Dividends on class C	$463	$463	$1,391	$1,391
Class C undistributed net earnings	--	407	23	4,145

Numerator for basic net earnings per
class C common stock	$463	$870	$1,414	$5,536

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Denominator for basic net earnings (loss) for
each class of common stock:
Weighted average shares outstanding -
Class A and B	50,433	62,054	52,502	63,655
Class C	3,264	3,264	3,264	3,264
Basic net earnings (loss) per share
Class A and B	$(0.35)	$0.20	$(0.05)	$1.49

Class C	$0.14	$0.27	$0.43	$1.70

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options when the exercise price is less than the current market price of our common shares, and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock. The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator for diluted net earnings (loss) per share:
Dividends on class A and B
common stock	$4,045	$4,542	$12,639	$14,224
Total undistributed earnings (loss)
from continuing operations	(21,609)	6,488	(15,837)	16,325
Total undistributed earnings
from discontinued operations	--	1,228	377	64,524

Net earnings (loss)	$(17,564)	$12,258	$(2,821)	$95,073

Denominator for diluted net earnings (loss)
per share:
Weighted average shares
outstanding - class A and B	50,433	62,054	52,502	63,655
Impact of non-vested restricted stock	14	72	17	72

Adjusted weighted average
shares outstanding	50,447	62,126	52,519	63,727

Diluted earnings (loss) per share:
Continuing operations	$(0.35)	$0.18	$(0.06)	$0.48
Discontinued operations	--	0.02	0.01	1.01

Net earnings	$(0.35)	$0.20	$(0.05)	$1.49

Diluted earnings (loss) per share for the class C common stock is the same as basic earnings (loss) per share for class C common stock because there are no class C common stock equivalents.

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	COMPREHENSIVE INCOME (LOSS)

The following table sets forth our comprehensive income (loss):

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net earnings (loss)	$(17,101)	$13,128	$(1,407)	$100,609
Change in pension and post-
retirement (net of tax)	16	7,373	48	7,367

Comprehensive income (loss)	$(17,085)	$20,501	$(1,359)	$107,976

6	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaces the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of September 28, 2008, there are 4,691,511 shares available for issuance under the 2007 Plan.

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

During the third quarter and three quarters ended September 28, 2008, we recognized $298 and $1,232, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 28, 2008 was $122 and $653, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of September 28, 2008, total unrecognized compensation cost related to stock-based compensation awards was $1,950, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years. Stock-based compensation expense is reported in selling and administrative expenses in our consolidated statements of earnings.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of stock option activity during the three quarters of 2008 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	50,500	$ 18.13
Expired	(1,500)	19.95

Outstanding and exercisable at September 28, 2008	49,000	$ 18.07	2.3

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the third quarter of 2008 is zero because the fair market value of our class B common stock on September 28, 2008 was lower than the weighted average exercise price of the options.

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

Fair value for SARs granted in the three quarters of 2008 was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the three quarters of 2008 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	608,000	$ 13.74
Granted	723,000	7.89

Outstanding at September 28, 2008	1,331,000	10.56	8.9

Exercisable at September 28, 2008	202,464	13.51	8.4

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the third quarter of 2008 is zero because the fair market value of our class B common stock on September 28, 2008 was lower than the weighted average exercise price of the SARs.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during the three quarters of 2008 is:

	Shares	Weighted Average Fair Value
Non-vested at December 30, 2007	149,585	$ 13.81
Granted	101,246	6.64
Vested	(95,991)	10.18
Forfeited	(14,330)	11.17

Non-vested at September 28, 2008	140,510	11.40

Our non-vested restricted stock grants vest either three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.4 years. The total fair value of shares vesting during the three quarters of 2008 was $977. There were 100,894 vested unrestricted and non-vested restricted stock grants issued to our directors and employees in the first three quarters of 2007 at a weighted average fair value of $13.46, of which none of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 91,138 class B common shares sold to employees under this plan in the three quarters of 2008 at a weighted average fair value of $5.79. As of September 28, 2008, there are 2,642,989shares available for sale under the plan.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

7	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2005 through 2007 tax returns are open for federal purposes, and our 2004 through 2007 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin.

As of September 28, 2008, our liability for unrecognized tax benefits was $4,370, which, if recognized, $4,257 would have an impact on our effective tax rate. During the third quarter of 2008, our liability for unrecognized tax benefits decreased by $724 primarily due to a reduction for state audit settlements of $460 and net reductions for tax positions of $264. Our liability includes $3,288 accrued for tax positions and $1,082 accrued for interest expense and penalties. During the three quarters of 2008, we recognized $67 in interest expense. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.

It is possible for $68 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

On August 1, 2008, we appealed an income and franchise tax audit assessment issued by the Wisconsin Department of Revenue for the years 1998 through 2002. We disagree with this assessment and have asked the Wisconsin Tax Appeals Commission to reverse the Wisconsin Department of Revenue’s action and return to us our prepayment of $9,452. We have $504 accrued for interest income related to this prepayment.

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at September 28, 2008 and December 30, 2007 consisted of the following:

	September 28, 2008	December 30, 2007
Paper and supplies	$5,283	$6,163
Work in process	779	816
Finished goods	509	524
Less obsolescence reserve	(108)	(245)

Inventories, net	$6,463	$7,258

9	NOTES PAYABLE TO BANKS

We have a $475,000 unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of September 28, 2008 and December 30, 2007, we had borrowings of $223,150 and $178,885, respectively, under the facility at a weighted average rate of 3.38% and 5.55%, respectively. The increase in our borrowings was primarily used for repurchases of our class A common stock. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method. This agreement includes the following two financial covenants:

• A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of September 28, 2008, our consolidated funded debt ratio was 2.53-to-1, resulting in a current maximum borrowing capacity of $353,272.

• An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of September 28, 2008, our interest coverage ratio was 10.56-to-1.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee is $1,417 as of September 28, 2008. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have the right of indemnification from the buyer.

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$567	$967	$1,703	$3,238
Interest cost	2,062	2,188	6,183	6,487
Expected return on plan assets	(2,776)	(2,579)	(8,328)	(7,869)
Amortization of:
Unrecognized prior service cost	(55)	(63)	(164)	(207)
Unrecognized net loss	--	246	--	1,160

Net periodic benefit cost included in total
operating costs and expenses,
selling and administrative expenses
and discontinued operations	$(202)	$759	$(606)	$2,809

In the first quarter of 2007, a pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight Telecommunications, Inc. (Norlight) to Q-Comm Corporation (Q-Comm) on February 26, 2007 and reflected a reduction in future pension benefit accruals for all non-union employees of Norlight. The curtailment gain was recorded in discontinued operations and is not reflected in the above table. Due to this pension plan change, the measurement of the net periodic benefit cost in the first quarter of 2007 from February 26, 2007 until the sale of all three regional publishing and printing operations of our community newspapers and shoppers business, which was completed in the third quarter of 2007, was based upon a 5.75% discount rate.

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

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006. We have not made any defined benefit pension plan contributions to date in 2008 and are not required to make any contributions for the remainder of 2008. We do not expect to have any required cash contributions under the Pension Protection Act of 2006 to the pension plan trust in 2009.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	EMPLOYEE BENEFIT PLANS continued

The net periodic pension benefit cost related to the three regional publishing and printing operations reported in discontinued operations was $19 and $173 for the third quarter and three quarters of 2007, respectively.

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$26	$34	$79	$102
Interest cost	315	295	945	885
Amortization of:
Unrecognized prior service cost	(54)	(55)	(164)	(165)
Unrecognized net transition obligation	137	137	411	411
Unrecognized net loss	--	39	--	117

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$424	$450	$1,271	$1,350

12	GOODWILL AND OTHER INTANGIBLE ASSETS

Interim Impairment Test
An interim impairment test results from the application of the impairment testing provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets”. Impairment testing is customarily performed annually, and last had been performed as of the beginning of the fourth quarter 2007, at which time no goodwill or indefinite-lived intangible asset impairment was indicated. Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results and a further decline in our stock price, we performed an interim impairment test as of September 28, 2008. Our long-lived assets include goodwill related to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations.

For purposes of testing the carrying values of goodwill related to our reporting units, we determined fair value by using an income and a market valuation approach. The income approach uses expected cash flows for each reporting unit. The cash flows were then discounted for risk and time value. In addition, the present value of the projected residual value was estimated and added to the present value of the cash flows. The market approach for the broadcast reporting unit was based on a reasonable fair value estimate considering the strength of the each broadcast signal, current market conditions, market multiples and recent transaction activity and inquiry. The market approach for the daily newspaper and community newspapers and shoppers reporting units was based on price multiples of publicly traded stocks of comparable companies to derive fair value. Each approach was weighted equally to determine a fair value estimate of each reporting unit.

We based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and our reporting units requires inputs and assumptions (i.e. market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. While our September 28, 2008 interim goodwill impairment test did not result in an impairment charge, our market capitalization has declined since that time and the economic outlook has deteriorated. If market conditions and operational performance of our reporting units continues to deteriorate and management concludes that our operating results or our stock price will not improve within a reasonable period of time, we may be required to recognize a goodwill impairment charge in the near term, which could have a material impact on our financial condition and results of operations.

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value. The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces. These variables include, but are not limited to: the forecasted revenue growth rate of each market (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start-up costs risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values. Our interim impairment tests in the third quarter of 2008 indicated that four television broadcast licenses and 13 radio broadcast licenses were impaired. We recorded a $38,762 non-cash impairment charge in the third quarter of 2008. Adverse changes in expected operating results and/or further deterioration of economic, market or business conditions could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

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

Amortization expense was $520 and $1,516 for the third quarter and three quarters ended September 28, 2008, respectively, and $497 and $1,448 for the third quarter and three quarters ended September 30, 2007, respectively. Estimated amortization expense for our next five fiscal years is $1,991 for 2008, $1,831 for 2009, $1,782 for 2010, $1,424 for 2011 and $1,342 for 2012.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 28, 2008 and December 30, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 28, 2008
Network affiliation agreements	$27,930	$(4,663)	$23,267
Customer lists	16,966	(15,197)	1,769
Non-compete agreements	15,281	(15,261)	20
Other	3,719	(2,817)	902

Total	$63,896	$(37,938)	$25,958

December 30, 2007
Network affiliation agreements	$26,930	$(3,862)	$23,068
Customer lists	16,249	(14,583)	1,666
Non-compete agreements	15,281	(15,256)	25
Other	3,664	(2,721)	943

Total	$62,124	$(36,422)	$25,702

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.

The net carrying amount of our broadcast licenses was $193,245 and $223,529 as of September 28, 2008 and December 30, 2007, respectively.

The non-cash impairment charge was partially offset by the acquisitions of the broadcast licenses for KPSE-LP, Channel 50, in Palm Springs, California and KWBA-TV, analog Channel 58 and digital Channel 44, in Sierra Vista, Arizona (Tucson market).

Goodwill The adjustments in the carrying amount of goodwill for the three quarters ended September 28, 2008 are as follows:

	Goodwill at December 30, 2007	Adjustments	Goodwill at September 28, 2008
Reporting unit
Daily newspaper	$2,900	$--	$2,900
Community newspapers and shoppers	12,760	1,061	13,821
Broadcasting	216,878	6,829	223,707

Total	$232,538	$7,890	$240,428

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The adjustments in the carrying amount of goodwill for the three quarters ended September 28, 2008 represents the acquisition of KPSE-LP, Channel 50, in Palm Springs, California, KWBA-TV, analog Channel 58 and digital Channel 44, in Sierra Vista, Arizona (Tucson market) and the acquisitions of four community newspapers.

13	DISCONTINUED OPERATIONS

NorthStar Print Group, Inc.
In the first quarter of 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve related to a settlement with the Environmental Protection Agency. This assessment was paid in the third quarter of 2008.

Community newspapers and shoppers
In 2007, Journal Community Publishing Group, Inc., our community newspapers and shopper business of our publishing segment, completed the sale of its New England- Ohio- and Louisiana-based publishing and printing businesses. Proceeds, net of transaction expenses, were $28,613 and resulted in a gain on discontinued operations before income taxes of $3,369.

The following table summarizes the three regional publishing and printing businesses’results of operations, which are included in discontinued operations in our consolidated condensed statement of earnings for the third quarter and three quarters of 2007:

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue	$--	$2,334	$--	$22,450
Earnings (loss) before income taxes	$--	$(31)	$--	$1,439

Norlight Telecommunications, Inc.
On February 26, 2007, Q-Comm acquired 100% of the stock of Norlight, our former telecommunications subsidiary and segment. Proceeds, net of transaction expenses, were $175.9 million and resulted in a gain on discontinued operations before income taxes of $101.8 million.

The following table summarizes Norlight’s results of operations, which are included in the gain from discontinued operations in our consolidated condensed statement of earnings for the third quarter and three quarters of 2007:

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue	$--	$--	$--	$18,452
Earnings (loss) before income taxes	$--	$(46)	$--	$4,469

14	ACQUISITIONS

On January 9, 2008, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Iola Herald and Manawa Advocate in Waupaca County in Wisconsin. These are weekly paid publications. On March 19, 2008, Journal Community Publishing group, Inc. acquired two shoppers, the Clintonville Shopper’s Guide and the Wittenberg Northerner Shopping News, in Waupaca County, Wisconsin. The total cash purchase price for these publications was $1,632. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin.

On January 28, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of My Network affiliate KPSE-LP, Channel 50, in Palm Springs, California from Mirage Media LLC for $4,661. The acquisition of KPSE allows us to better serve advertisers and viewers in the Coachella Valley and builds a stronger presence in Palm Springs and the surrounding area.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	ACQUISITIONS continued

On July 1, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, entered into an asset purchase agreement with Banks-Boise, Inc. to purchase CW Network affiliate KNIN-TV, Analog Channel 9 and Digital Channel 10, in Boise, Idaho for $8,000. The purchase is subject to regulatory approval and customary closing conditions. The acquisition of KNIN-TV will give us an opportunity to build out cross-platform businesses in Boise and with two television stations and six radio stations in this market, we believe we will better serve advertisers and viewers and build an even stronger presence in the community.

On July 22, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of CW Network affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona, from Cascade Broadcasting Group, LLC and Tucson Communications, L.L.C. for $12,004. KWBA-TV serves the Tucson, Arizona market. We believe owning cross-platform businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

The purchase price allocation for KPSE-LP and the preliminary purchase price allocation for KWBA-TV are as follows:

	Television Stations
	KPSE-LP Palm Springs, CA	KWBA-TV Sierra Vista, AZ
Prepaid expenses	$73	$74
Property and equipment	55	1,825
Goodwill	3,007	3,821
Broadcast licenses	1,978	6,500
Network affiliation agreement	--	1,000
Customer lists	60	500
Other assets	--	1,400
Accounts payable	(14)	(56)
Other liabilities	(498)	(3,060)

Total purchase price	$4,661	$12,004

The goodwill and the broadcast licenses which we acquired are not subject to amortization for financial reporting purposes. These intangible assets are, however, amortized and deductible for income tax purposes.

The weighted-average amortization period (in years) for the network affiliation agreement and the customer lists is as follows:

Network affiliation agreement	25
Customer lists	5
Total	18

All of the above-mentioned acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in our consolidated financial statements from the respective date of acquisition. The impact of the acquired businesses on our operating results for the third quarter and three quarters ended September 28, 2008 was not material.

15	WORKFORCE REDUCTIONS

On July 2, 2008, our daily newspaper, reported as part of our publishing segment, announced a plan to reduce its workforce by about 10%, continuing its efforts to align its costs with declining revenues. During the three quarters of 2008, we recorded a pre-tax charge of $3,779 for separation benefits, the majority of which we recorded in the third quarter of 2008. We paid $2,656 in separation benefits during the three quarters of 2008. We estimate an additional pre-tax charge for the plan announced in July 2008 of approximately $550, which will be recorded primarily in the fourth quarter of 2008. We expect to pay the remaining separation benefits in the fourth quarter of 2008 and in early 2009. The charge was recorded in opertaing costs and expenses and selling and administrative expenses in the consolidated statements of earnings.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

15	WORKFORCE REDUCTIONS continued

During the three quarters of 2008, our broadcasting business recorded a pre-tax charge of $544 for separation benefits. We paid $429 in separation benefits during the three quarters of 2008 and expect to pay our remaining liablity of $115 in the fourth quarter of 2008. The charge was recorded in operating costs and expenses and selling and administrative expenses in the consolidated statements of earnings.

16	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. As of September 28, 2008, our publishing segment consisted of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 50 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the third quarter and three quarters ended September 28, 2008 and September 30, 2007 and identifiable total assets at September 28, 2008 and December 30, 2007.

	Third Quarter Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue
Publishing	$59,446	$65,155	$181,987	$199,168
Broadcasting	53,994	53,654	156,790	161,379
Printing services	16,099	18,328	49,395	51,730
Other	6,731	7,242	22,453	22,760

	$136,270	$144,379	$410,625	$435,037

Operating earnings (loss)
Publishing	$1,153	$9,378	$11,108	$24,611
Broadcasting	(29,110)	9,717	(12,264)	31,015
Printing services	814	2,375	2,392	4,422
Other	191	(6)	1,020	789

	$(26,952)	$21,464	$2,256	$60,837

Depreciation and amortization
Publishing	$3,111	$3,229	9,503	$10,042
Broadcasting	3,406	3,229	10,050	9,624
Printing services	579	536	1,730	1,561
Other	236	262	710	785

	$7,332	$7,256	$21,993	$22,012

Capital expenditures
Publishing	$1,204	$894	$4,536	$9,999
Broadcasting	5,281	5,505	9,433	10,447
Printing services	132	200	845	982
Other	47	57	325	2,121

	$6,664	$6,656	$15,139	$23,549

	September 28, 2008	December 30, 2007
Identifiable total assets
Publishing	$167,524	$175,668
Broadcasting	608,539	620,713
Printing service	19,569	21,468
Other	40,064	39,118

	$835,696	$856,967

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

17	SUBSEQUENT EVENT

On October 6, 2008, Journal Community Publishing Group, Inc., our community newspapers and shopper business of our publishing segment, purchased the assets of Waupaca Publishing Company for approximately $7,000, subject to certain closing adjustments. The purchase consists of several Waupaca-area weekly paid newspapers including the Waupaca County Post, The Chronicle (Weyauwega/Fremont), the Picture Post, and the Tri-County Advertiser. It also includes the monthly paid niche publications Wisconsin State Farmer, Wisconsin Horsemen’s News, and Silent Sports magazine. The purchase includes additional print publications and associated internet websites as well as Waupaca Publishing Company’s commercial printing business and the related real estate and buildings. We believe this purchase combined with our existing paid weekly newspapers in the area will provide additional media offerings in Waupaca County, Wisconsin for our readers and advertisers and will extend our niche media offerings, which help our advertisers reach specialized audiences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 28, 2008, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

•	changes in advertising demand or the buying strategies of advertisers or the migration of certain advertising to the Internet;

•	changes in newsprint prices and other costs of materials;

•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	an other than temporary decline in operating results and enterprise value that could lead to further non-cash impairment charges due to the impairment of goodwill, broadcast licenses, other intangible assets and property, plant and equipment;

•	the impacts of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures including share repurchases on our results of operations, financial condition or stock price; and

•	changes in general economic conditions.

A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from any forward-looking statements is included in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and 55 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include about 120 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the Internet), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. These conditions, along with a weakening economy, persisted in the third quarter of 2008 and we expect them to continue in future periods.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political advertisers and to a lesser extent from barter, digital revenues, retransmission fees, network compensation and other revenues. The broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressure now impacting local and national economies, primarily in the housing, automobile and retail segments.

Our publishing business was challenged in the third quarter of 2008 due to the continued softening of business conditions driven by the secular and cyclical influences affecting the newspaper industry. Classified advertising revenue decreased $4.0 million in the third quarter of 2008 compared to the third quarter of 2007 in all categories. Retail advertising also decreased in the third quarter of 2008 compared to the third quarter of 2007 with weakness in a number of categories, including home improvement, automotive, communications, department stores, real estate, furniture/furnishings and airline and travel. Interactive revenue increased 14.4% to $3.9 million at our publishing businesses in the third quarter of 2008 compared to the third quarter of 2007. Our daily newspaper recorded a $3.7 million workforce reduction charge in the third quarter of 2008. Our publishing businesses experienced a 27.1% increase in newsprint pricing in the third quarter of 2008 and newsprint costs increased $0.7 million compared to the third quarter of 2007. Our publishing businesses focused on expense controls and, despite the newsprint increase and excluding the workforce reduction charge, total operating expenses decreased by 2.1% in the third quarter of 2008 compared to the third quarter of 2007. The expense decrease was primarily due to a decrease in payroll and employee benefit costs.

Revenue from broadcasting in the third quarter of 2008 increased 0.6% due to increases in political and issue and Olympic advertising revenue, an increase in revenue from our newly acquired television stations, KPSE-LP and KWBA-TV, in Palm Springs, CA and Sierra Vista, AZ (Tucson market), respectively, and an increase in interactive revenue. These revenue increases were partially offset by decreases in local and national advertising revenue. Our broadcasting business recorded a workforce reduction charge of $0.3 million in the third quarter of 2008. Total revenue and operating expenses were $0.9 million and $0.7 million, respectively, related to our newly acquired television stations. Excluding the non-cash impairment charge, total operating expenses were essentially even in the third quarter of 2008 compared to the third quarter of 2007, including the newly acquired stations, as we remained diligent in focusing on cost reductions.

Revenue at our printing services business decreased 12.2% in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a decrease in revenue from printing catalogs and documentation materials. Operating earnings at our printing services business decreased primarily due to the decrease in revenue. In the fourth quarter of 2008, due to the changing mix and volume of business, full time employees were reduced by 10.0%. Revenue at our direct marketing services business decreased 6.8% in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a decrease in mailing services revenue.

Interim Impairment Test
An interim impairment test results from the application of the impairment testing provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets”. Impairment testing is customarily performed annually, and last had been performed as of the beginning of the fourth quarter 2007, at which time no goodwill or indefinite-lived intangible asset impairment was indicated. Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results and a further decline in our stock price, we performed an interim impairment test as of September 28, 2008. Our long-lived assets include goodwill related to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations.

For purposes of testing the carrying values of goodwill related to our reporting units, we determined fair value by using an income and a market valuation approach. The income approach uses expected cash flows for each reporting unit. The cash flows were then discounted for risk and time value. In addition, the present value of the projected residual value was estimated and added to the present value of the cash flows. The market approach for the broadcast reporting unit was based on a reasonable fair value estimate considering the strength of the each broadcast signal, current market conditions, market multiples and recent transaction activity and inquiry. The market approach for the daily newspaper and community newspapers and shoppers reporting units was based on price multiples of publicly traded stocks of comparable companies to derive fair value. Each approach was weighted equally to determine a fair value estimate of each reporting unit.

We based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and our reporting units requires inputs and assumptions (i.e. market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. While our September 28, 2008 interim goodwill impairment test did not result in an impairment charge, our market capitalization has declined since that time and the economic outlook has deteriorated. If market conditions and operational performance of our reporting units continues to deteriorate and management concludes that our operating results or our stock price will not improve within a reasonable period of time, we may be required to recognize a goodwill impairment charge in the near term, which could have a material impact on our financial condition and results of operations.

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value. The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces. These variables include, but are not limited to: the forecasted revenue growth rate of each market (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start-up costs risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values. Our interim impairment tests in the third quarter of 2008 indicated that four television broadcast licenses and 13 radio broadcast licenses were impaired. We recorded a $38,762 non-cash impairment charge in the third quarter of 2008. Adverse changes in expected operating results and/or further deterioration of economic, market or business conditions could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

Subsequent Event
On October 6, 2008, Journal Community Publishing Group, Inc., our community newspapers and shopper business of our publishing segment, purchased the assets of Waupaca Publishing Company for approximately $7.0 million, subject to certain closing adjustments. The purchase consists of several Waupaca-area newspapers and additional print publications and associated Internet websites as well as Waupaca Publishing Company’s commercial printing business and the related real estate and buildings. We believe this purchase, combined with our existing paid weekly newspapers in the area, will provide additional media offerings in Waupaca County, Wisconsin for our readers and advertisers and will extend our niche media offerings.

Results of Operations

Third Quarter Ended September 28, 2008 compared to the Third Quarter Ended September 30, 2007

Continuing Operations

Our consolidated revenue in the third quarter of 2008 was $136.3 million, a decrease of $8.1 million, or 5.6%, compared to $144.4 million in the third quarter of 2007. Our consolidated operating costs and expenses in the third quarter of 2008 were $80.5 million, an increase of $1.0 million, or 1.2%, compared to $79.5 million in the third quarter of 2007. Our consolidated selling and administrative expenses in the third quarter of 2008 were $44.0 million, an increase of $0.6 million, or 1.3%, compared to $43.4 million in the third quarter of 2007. Our broadcast license impairment was $38.8 million in the third quarter of 2008.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the third quarter of 2008 and the third quarter of 2007:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$59.5	43.6%	$65.2	45.1%
Broadcasting	54.0	39.6	53.7	37.2
Printing services	16.1	11.8	18.3	12.7
Other	6.7	5.0	7.2	5.0

Total revenue	136.3	100.0	144.4	100.0
Total operating costs and expenses	80.5	59.1	79.5	55.1
Selling and administrative expenses	44.0	32.3	43.4	30.0
Broadcast license impairment	38.8	28.4	--	--

Total operating costs and expenses and selling
and administrative expenses	163.3	119.8	122.9	85.1

Total operating earnings (loss)	$(27.0)	(19.8)%	$21.5	14.9%

The decrease in total revenue was due to a decrease in classified ROP advertising in all categories at our publishing businesses, a decrease in local advertising revenue at our television and radio stations, a decrease in revenue from printing catalogs at our printing services business, a decrease in retail ROP and preprint advertising at our publishing businesses, a decrease in national advertising revenue at our television and radio stations, a decrease in national ROP and preprint advertising revenue at our daily newspaper, a decrease in developmental revenue at our television and radio stations and a decrease in mailing services revenue at our direct marketing services business. These revenue decreases were partially offset by an increase in political and issue and Olympic advertising revenue at our television stations, an increase in commercial printing revenue at our daily newspaper and an increase in interactive advertising revenue at our publishing and broadcasting businesses.

The increase in total operating costs and expenses was due to a workforce reduction charge at our daily newspaper and television and radio stations, an increase in newsprint and paper costs, operating costs and expenses related to our newly acquired television stations, KPSE-LP and KWBA-TV, and an increase in interactive fees related to the increase in interactive revenue. These expense increases were partially offset by decreases in payroll and employee benefits at our daily newspaper (excluding the workforce reduction charge in the third quarter of 2008), at our printing services business, our community newspapers and shoppers and our direct marketing services businesses. Outside printing costs decreased at our daily newspaper due to the decrease in direct marketing advertising revenue and at our community newspapers and shoppers business due to the decrease in advertising revenue in our Florida publications.

The increase in selling and administrative expenses is primarily due to a workforce reduction charge at our daily newspaper, an insurance settlement in the third quarter of 2007 at our daily newspaper, selling and administrative expenses related to our newly acquired television stations and a workforce reduction charge at our broadcasting business. These expense increases were partially offset by decreases in payroll and employee benefit costs (excluding the workforce reduction charges) at our daily newspaper and television and radio stations, at our community newspapers and shoppers business and our printing services business.

We recorded a $38.8 million non-cash impairment charge in the third quarter of 2008 for four television broadcast licenses and 13 radio broadcast licenses. We did not record non-cash impairment charges in the third quarter of 2007.

Our consolidated operating loss in the third quarter of 2008 was $27.0 million, a decrease of $48.5 million compared to operating earnings of $21.5 million in the third quarter of 2007. The following table presents our operating earnings (loss) by segment for the third quarter of 2008 and the third quarter of 2007:

	2008	Percent of Total Operating Earnings	2007	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$1.1	4.3%	$9.4	43.7%
Broadcasting	(29.1)	(108.0)	9.7	45.3
Printing services	0.8	3.0	2.4	11.0
Other	0.2	0.7	--	--

Total operating earnings (loss)	$(27.0)	100.0%	$21.5	100.0%

The decrease in total operating earnings was primarily due to the $38.8 million non-cash impairment charge for broadcast licenses and the decrease in revenue in our publishing, printing services and direct marketing services businesses.

Our consolidated Adjusted EBITDA in the third quarter of 2008 was $19.1 million, a decrease of $9.6 million, or 33.3%, compared to $28.7 million in the third quarter of 2007. We define Adjusted EBITDA as net earnings (loss) excluding gain from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization and non-cash impairment charges. Management uses adjusted EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated Adjusted EBITDA for the third quarter of 2008 and the third quarter of 2007:

	2008	2007
	(dollars in millions)
Net earnings (loss)	$(17.1)	$13.1
Gain from discontinued operations, net	--	(1.3)
Provision (benefit) for income taxes	(11.8)	7.7
Total other expense, net	1.9	1.9
Depreciation	6.8	6.8
Amortization	0.5	0.5
Broadcast license impairment	38.8	--

Adjusted EBITDA	$19.1	$28.7

The decrease in Adjusted EBITDA is consistent with decreases in operating earnings in our publishing and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the third quarter of 2008 was $59.5 million, a decrease of $5.7 million, or 8.8%, compared to $65.2 million in the third quarter of 2007. Operating earnings from publishing were $1.1 million, a decrease of $8.3 million, or 87.7%, compared to $9.4 million in the third quarter of 2007.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2008 and the third quarter of 2007:

	2008			2007
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$20.2	$6.6	$26.8	$21.5	$7.1	$28.6	(6.3)
Classified	11.1	1.5	12.6	14.9	1.7	16.6	(24.0)
National	1.7	--	1.7	2.4	--	2.4	(29.0)
Direct marketing	0.7	--	0.7	0.8	--	0.8	(12.6)
Other	--	0.1	0.1	--	0.1	0.1	31.3

Total advertising revenue..	33.7	8.2	41.9	39.6	8.9	48.5	(13.6)
Circulation revenue	12.9	0.3	13.2	12.9	0.2	13.1	0.2
Other revenue	3.5	0.9	4.4	2.5	1.1	3.6	23.3

Total revenue	$50.1	$9.4	$59.5	$55.0	$10.2	$65.2	(8.8)

Operating earnings	$0.9	$0.2	$1.1	$9.2	$0.2	$9.4	(87.7)

Advertising revenue in the third quarter of 2008 accounted for 70.5% of total publishing revenue compared to 74.4% in the third quarter of 2007.

Retail advertising revenue in the third quarter of 2008 was $26.8 million, a decrease of $1.8 million, or 6.3%, compared to $28.6 million in the third quarter of 2007. The $1.3 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising in nearly all categories. The most significant decreases were in the finance/insurance, home improvement, real estate, health services, communications, business services and automotive categories. Retail preprint advertising decreased in the home improvement, department stores and furniture categories. These decreases were partially offset by increases in event marketing related to a special promotion with the Milwaukee Brewers and interactive advertising in the third quarter of 2008. The $0.5 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising, partially offset by revenue from newly acquired publications in Northern Wisconsin and Florida.

Classified advertising revenue in the third quarter of 2008 was $12.6 million, a decrease of $4.0 million, or 24.0%, compared to $16.6 million in the third quarter of 2007. Decreases in ROP, MKE and Market Place classified advertising at our daily newspaper were partially offset by an increase in interactive classified advertising. The $4.1 million decrease in ROP, MKE and Market Place classified advertising revenue at our daily newspaper was primarily due to decreases in the following categories: employment advertising of $2.0 million, real estate advertising of $1.3 million and automotive advertising of $0.8 million and the discontinuation of the MKE product. Employment advertising accounted for 38.8% of classified advertising revenue at the daily newspaper in the third quarter of 2008. The $0.2 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive advertising, partially offset by revenue from newly acquired publications in Northern Wisconsin and Florida.

In the third quarter of 2008, our daily newspaper discontinued publishing MKE, the free weekly publication aimed at young adults. The publication was launched in 2004. Advertising revenue peaked in 2006 and it has decreased consistently since then. The weak advertising climate, competition with other websites and publications and increasing costs prompted the decision.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing businesses was $3.8 million in the third quarter of 2008, an increase of $0.5 million, or 14.4%, compared to $3.3 million in the third quarter of 2007 primarily due to an increase in online classified advertising, including ancillary services from our Jobnoggin.com co-branded employment site with Monster®, and sponsorship advertising.

National advertising revenue in the third quarter of 2008 was $1.7 million, a decrease of $0.7 million, or 29.0%, compared to $2.4 million in the third quarter of 2007. The decrease was due to a decrease in ROP advertising in the airline and travel, communications and dining and entertainment categories and a decrease in preprint advertising in the business services category.

Direct marketing revenue, consisting of revenue from direct mail products of our daily newspaper, was $0.7 million in the third quarter of 2008, a decrease of $0.1 million, or 12.6%, compared to $0.8 million in the third quarter of 2007.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in the third quarter of 2008 and the third quarter of 2007.

Circulation revenue in the third quarter of 2008 accounted for 22.1% of total publishing revenue compared to 20.1% in the third quarter of 2007. Circulation revenue of $13.2 million in the third quarter of 2008 increased $0.1 million, or 0.2%, compared to $13.1 million in the third quarter of 2007 primarily due to an increase in the daily average rate per copy at our daily newspaper reflecting price increases put into effect earlier in 2008, partially offset by decreases in average net paid circulation for the daily and Sunday editions.

Other revenue, which consists of revenue from promotional, distribution and commercial printing at our daily newspaper and commercial printing at the printing plant for our community newspapers and shoppers, accounted for 7.4% of total publishing revenue in the third quarter of 2008 compared to 5.5% in the third quarter of 2007. Other revenue in the third quarter of 2008 was $4.4 million, an increase of $0.8 million, or 23.3%, compared to $3.6 million in the third quarter of 2007. The $1.0 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new customers; the Chicago Reader, which was added in the fourth quarter of 2007 and La Raza, which was added in the second quarter of 2008. The Chicago Reader recently filed Chapter 11 bankruptcy. We recorded a $0.2 million reserve for our pre-bankruptcy accounts receivable. We continue to print on a pre-payment basis. Commercial printing revenue decreased $0.2 million at our community newspapers and shoppers primarily due to the loss of a customer and a decrease in the number of pages printed for existing customers.

Publishing operating earnings in the third quarter of 2008 were $1.1 million, a decrease of $8.3 million, or 87.7%, compared to $9.4 million in the third quarter of 2007. Operating earnings decreased $8.3 million in the third quarter of 2008 at the daily newspaper primarily due to a workforce reduction charge of $3.7 million, the impact of the decrease in classified and retail ROP advertising, an increase in newsprint costs, a $0.7 million insurance settlement in the third quarter of 2007, a $0.3 million increase in interactive online fees due to the increase in interactive revenue, and an increase in bad debt expense related to the bankruptcy filing of a commercial printing customer. These operating earnings decreases were partially offset by a $2.3 million decrease in payroll and employee benefit costs. Operating earnings was essentially even in the third quarter of 2008 compared to the third quarter of 2007 at our community newspapers and shoppers. Cost control initiatives, primarily in payroll and employee benefit costs, and earnings from the new acquisitions in Northern Wisconsin and Florida offset the decrease in revenue. Total newsprint and paper costs for our publishing businesses in the third quarter of 2008 were $7.0 million, an increase of $0.6 million, or 10.0%, compared to $6.4 million in the third quarter of 2007 primarily due to a 27.1% increase in average newsprint pricing per metric ton, partially offset by an 11.2% decrease in newsprint consumption. Consumption of metric tonnes of newsprint in the third quarter of 2008 decreased primarily due to decreases in ROP advertising, waste, average net paid circulation and editorial pages at our daily newspaper and a decrease in ROP advertising at our community newspapers and shoppers. We believe our consumption of newsprint will continue to be lower in 2008 compared to 2007. However, we expect our average newsprint pricing per metric ton will increase during the remainder of 2008 compared to 2007.

Broadcasting

Revenue from broadcasting in the third quarter of 2008 was $54.0 million, an increase of $0.3 million, or 0.6%, compared to $53.7 million in the third quarter of 2007. Operating loss from broadcasting in the third quarter of 2008 was $29.1 million, a decrease of $38.8 million compared to operating earnings of $9.7 million in the third quarter of 2007.

The following table presents our broadcasting revenue and operating earnings (loss) for the third quarter of 2008 and the third quarter of 2007:

	2008			2007			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)
Revenue	$32.3	$21.7	$54.0	$31.2	$22.5	$53.7	0.6

Broadcast license impairment	$21.1	$17.7	$38.8	$--	$--	$--	NA

Operating earnings (loss)	$(17.0)	$(12.1)	$(29.1)	$3.4	$6.3	$9.7	NA

Revenue from our television stations in the third quarter of 2008 was $32.3 million, an increase of $1.1 million, or 3.4%, compared to $31.2 million in the third quarter of 2007. The revenue increase was primarily from our television markets of Milwaukee, Green Bay and Lansing and our newly acquired stations. Partially offsetting these revenue increases were decreases in the Fort Myers/Naples, Las Vegas, Boise and Omaha markets. The increase was due to a $3.0 million increase in political and issue advertising revenue and a $2.3 million increase in Olympic advertising revenue, partially offset by a $2.6 million decrease in local advertising revenue and $1.6 million decrease in national advertising revenue. Developmental revenue decreased $0.2 million in the third quarter of 2008 compared to the third quarter of 2007. Interactive revenue increased $0.1 million the third quarter of 2008 compared to the third quarter of 2007. Both developmental and interactive revenue are reported in local advertising revenue. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers.

The operating loss from our television stations in the third quarter of 2008 was $17.0 million, a decrease of $20.4 million compared to operating earnings of $3.4 million in the third quarter of 2007. The decrease in operating earnings was primarily due to a $21.1 million non-cash impairment charge for four television broadcast licenses in the third quarter of 2008. Excluding the non-cash impairment charge, operating expenses at our television stations increased $0.4 million in the third quarter of 2008 compared to the third quarter of 2007 primarily due to $0.7 million in expenses related to our newly acquired television stations and a workforce reduction charge of $0.1 million. On a same station basis, television operating expenses decreased $0.3 million, or 1.1%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a decrease in payroll and employee benefit costs.

Revenue from our radio stations in the third quarter of 2008 was $21.7 million, a decrease of $0.8 million, or 3.3%, compared to $22.5 million in the third quarter of 2007. Revenue decreased in all of our radio markets, except Milwaukee. The decrease was due to a $0.7 million decrease in local advertising revenue and a $0.2 million decrease in national advertising revenue, partially offset by an increase in other advertising revenue of $0.1 million. Developmental revenue decreased $0.3 million in the third quarter of 2008 compared to the third quarter of 2007. Interactive revenue increased $0.1 million the third quarter of 2008 compared to the third quarter of 2007. Both developmental and interactive revenue are reported in local advertising revenue.

The operating loss from our radio stations in the third quarter of 2008 was $12.1 million, a decrease of $18.4 million compared to operating earnings of $6.3 million in the third quarter of 2007. The decrease in operating earnings was primarily due to a $17.7 million non-cash impairment charge for 13 radio broadcast licenses in the third quarter of 2008. Excluding the non-cash impairment charge, operating expenses at our radio stations in the third quarter of 2008 were essentially even compared to the third quarter of 2007, including the third quarter of 2008 workforce reduction charge of $0.2 million.

Printing Services

Revenue from printing services in the third quarter of 2008 was $16.1 million, a decrease of $2.2 million, or 12.2%, compared to $18.3 million in the third quarter of 2007. Operating earnings from printing services in the third quarter of 2008 were $0.8 million, a decrease of $1.6 million, or 65.7%, compared to $2.4 million in the third quarter of 2007.

The decrease in printing services revenue was primarily due to a decrease in revenue from printing catalogs and documentation materials for Dell Computer Corporation (Dell), partially offset by an increase in revenue from printing publications. We believe our revenue from Dell in the remainder of 2008 and through the end of the third quarter of 2009 will continue to decline.

The decrease in printing services operating earnings was primarily due to the decrease in revenue, partially offset by a decrease in payroll and employee benefit costs.

Other

Other revenue in the third quarter of 2008 was $6.7 million, a decrease of $0.5 million, or 7.1%, compared to $7.2 million in the third quarter of 2007. Other operating earnings in the third quarter of 2008 were $0.2 million, an increase of $0.2 million compared to break even in the third quarter of 2007.

The following table presents our other revenue and operating earnings for the third quarter of 2008 and the third quarter of 2007:

	2008			2007
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$7.2	$(0.5)	$6.7	$7.7	$(0.5)	$7.2	(7.1)

Operating earnings (loss)	$(0.3)	$0.5	$0.2	$(0.1)	$0.1	$--	NA

The decrease in other revenue in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to a decrease in mailing services revenue, partially offset by an increase in offset and laser printing revenue. Included in revenue and operating costs and expenses from our direct marketing services business is $3.9 million and $4.1 million of postage amounts billed to customers in the third quarter of 2008 and the third quarter of 2007, respectively.

The increase in operating earnings was primarily due to a decrease in corporate expenses.

Other Income and Expense and Taxes

Interest income was insignificant in the third quarter of 2008 and the third quarter of 2007. Interest expense was $1.9 million in both the third quarter of 2008 and the third quarter of 2007. The decrease in our weighted average interest rate was offset by an increase in the average debt outstanding due to repurchases of our class A common stock and acquisitions of businesses. Amortization of deferred financing costs was $0.1 million in the third quarter of 2008 and the third quarter of 2007.

Our effective tax benefit rate for continuing operations was 40.8% in the third quarter of 2008 compared to an effective tax provision rate of 39.5% in the third quarter of 2007. The difference is primarily due to a decrease in our liability for unrecognized tax benefits for positions taken in prior years, the settlement of certain state income tax audits and the impact of the non-cash impairment charge.

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

There were no results from discontinued operations in the third quarter of 2008. Gain from discontinued operations, net of income taxes, was $1.3 million in the third quarter of 2007. Income tax expense related to discontinued operations was $0.7 million in the third quarter of 2007.

Net Earnings (Loss)

Our net loss in the third quarter of 2008 was $17.1 million, a decrease of $30.2 million compared to net earnings of $13.1 million in the third quarter of 2007. The decrease was due to the $23.5 million after-tax non-cash impairment charge, the decrease in operating earnings from continuing operations for the reasons described above and the decrease in gain from discontinued operations in the third quarter of 2007.

Diluted Earnings per Share for Class A and B Common Stock

Diluted loss per share for class A and B common stock from continuing operations was $0.35 in the third quarter of 2008 compared to diluted earnings per share of $0.18 in the third quarter of 2007. Diluted earnings per share for class A and B common stock from discontinued operations were $0.00 in the third quarter of 2008 compared to $0.02 in the third quarter of 2007. Diluted net loss per share for class A and B common stock was $0.35 in the third quarter of 2008 compared to diluted net earnings per share of $0.20 in the third quarter of 2007. Our diluted loss per share was unfavorably impacted in the third quarter of 2008 and the third quarter of 2007 by our share repurchases.

Three Quarters Ended September 28, 2008 compared to the Three Quarters Ended September 30, 2007

Continuing Operations

Our consolidated revenue in the three quarters of 2008 was $410.6 million, a decrease of $24.4 million, or 5.6%, compared to $435.0 million in the three quarters of 2007. Our consolidated operating costs and expenses in the three quarters of 2008 were $236.9 million, a decrease of $1.8 million, or 0.7%, compared to $238.7 million in the three quarters of 2007. Our consolidated selling and administrative expenses in the three quarters of 2008 were $132.6 million, a decrease of $2.9 million, or 2.2%, compared to $135.5 million in the three quarters of 2007. Our broadcast license impairment was $38.8 million in the three quarters of 2008.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for the three quarters of 2008 and the three quarters of 2007:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$182.0	44.3%	$199.2	45.8%
Broadcasting	156.8	38.2	161.4	37.1
Printing services	49.4	12.0	51.7	11.9
Other	22.4	5.5	22.7	5.2

Total revenue	410.6	100.0	435.0	100.0
Total operating costs and expenses	236.9	57.7	238.7	54.9
Selling and administrative expenses	132.6	32.3	135.5	31.1
Broadcast license impairment	38.8	9.5	--	--

Total operating costs and expenses and selling
and administrative expenses	408.3	99.5	374.2	86.0

Total operating earnings	$2.3	0.5%	$60.8	14.0%

The decrease in total revenue was due to a decrease in classified ROP advertising in all categories at our publishing businesses, a decrease in local advertising revenue at our television and radio stations, a decrease in retail ROP and preprint advertising at our publishing businesses, a decrease in national advertising revenue at our television and radio stations, a decrease in revenue from printing catalogs at our printing services business, a decrease in national ROP and preprint advertising revenue at our daily newspaper, a decrease in circulation revenue at our daily newspaper, a decrease in direct marketing advertising revenue at our daily newspaper and a decrease in mailing services revenue at our direct marketing services business. These revenue decreases were partially offset by an increase in political and issue and Olympic advertising revenue at our television stations, an increase in interactive advertising revenue at our publishing and broadcasting businesses, an increase in commercial printing revenue at our daily newspaper and an increase in developmental revenue at our broadcasting business.

The decrease in total operating costs and expenses was due to a decrease in outside printing costs at our daily newspaper due to the decrease in direct marketing advertising revenue and at our community newspapers and shoppers business due to the decrease in advertising revenue in our Florida publications, a decrease in payroll and employee benefit costs at our radio stations, publishing, direct marketing services and printing services businesses, a decrease in newsprint and paper costs at our publishing businesses, and web-width reduction costs at our daily newspaper in the three quarters of 2007. These expense decreases were partially offset by the workforce reduction charge at our daily newspaper and television and radio stations and operating costs and expenses related to our newly acquired television stations and an increase in depreciation expense due to our investment in digital and high-definition equipment and the new building constructed in Las Vegas, Nevada.

The decrease in selling and administrative expenses is primarily due to decreases in payroll and employee benefit costs, excluding the workforce reduction charges, at our publishing and broadcasting businesses, a decrease in advertising and promotion expenses at our radio stations and various other cost reductions across all of our businesses. These expense decreases were partially offset by workforce reduction charges at our daily newspaper and television and radio stations, a gain on the sale of the Hartland, Wisconsin printing facility and an insurance settlement in the three quarters of 2007 at our daily newspaper, and selling and administrative expenses related to our newly acquired television stations.

We recorded a $38.8 million non-cash impairment charge in the three quarters of 2008 for four television broadcast licenses and 13 radio broadcast licenses. We did not record non-cash impairment charges in the three quarters of 2007.

Our consolidated operating earnings in the three quarters of 2008 were $2.3 million, a decrease of $58.5 million, or 96.3%, compared to $60.8 million in the three quarters of 2007. The following table presents our operating earnings (loss) by segment for the three quarters of 2008 and the three quarters of 2007:

	2008	Percent of Total Operating Earnings	2007	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$11.1	492.4%	$24.6	40.4%
Broadcasting	(12.2)	(543.6)	31.0	51.0
Printing services	2.4	106.0	4.4	7.3
Other	1.0	45.2	0.8	1.3

Total operating earnings	$2.3	100.0%	$60.8	100.0%

The decrease in total operating earnings was primarily due to the non-cash impairment charge for broadcast licenses and the decrease in revenue in our publishing, broadcasting and printing services businesses.

Our consolidated adjusted EBITDA in the three quarters of 2008 was $63.0 million, a decrease of $19.8 million, or 23.9%, compared to $82.8 million in the three quarters of 2007. The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for the three quarters of 2008 and the three quarters of 2007:

	2008	2007
	(dollars in millions)
Net earnings (loss)	$(1.4)	$100.6
Gain from discontinued operations, net	(0.4)	(67.8)
Provision for income taxes	(2.0)	21.2
Total other expense, net	6.1	6.9
Depreciation	20.4	20.5
Amortization	1.5	1.4
Broadcast license impairment	38.8	--

Adjusted EBITDA	$63.0	$82.8

The decrease in adjusted EBITDA is consistent with decreases in operating earnings in our publishing, broadcasting and printing services segments for the reasons described above.

Publishing

Revenue from publishing in the three quarters of 2008 was $182.0 million, a decrease of $17.2 million, or 8.6%, compared to $199.2 million in the three quarters of 2007. Operating earnings from publishing were $11.1 million, a decrease of $13.5 million, or 54.9%, compared to $24.6 million in the three quarters of 2007.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2008 and the three quarters of 2007:

	2008			2007
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$61.3	$20.7	$82.0	$65.0	$22.0	$87.0	(5.7)
Classified	35.5	4.3	39.8	46.0	4.8	50.8	(21.7)
National	5.3	--	5.3	6.8	--	6.8	(22.3)
Direct marketing	2.3	--	2.3	3.0	--	3.0	(21.4)
Other	--	0.3	0.3	--	0.3	0.3	(11.0)

Total advertising revenue..	104.4	25.3	129.7	120.8	27.1	147.9	(12.3)
Circulation revenue	37.7	0.8	38.5	38.4	0.8	39.2	(1.8)
Other revenue	11.3	2.5	13.8	9.0	3.1	12.1	14.1

Total revenue	$153.4	$28.6	$182.0	$168.2	$31.0	$199.2	(8.6)

Operating earnings	$10.8	$0.3	$11.1	$23.4	$1.2	$24.6	(54.9)

Advertising revenue in the three quarters of 2008 accounted for 71.2% of total publishing revenue compared to 74.2% in the three quarters of 2007.

Retail advertising revenue in the three quarters of 2008 was $82.0 million, a decrease of $5.0 million, or 5.7%, compared to $87.0 million in the three quarters of 2007. The $3.7 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising in nearly all categories. The most significant decreases were in the automotive, home improvement, communications, real estate, and finance/insurance categories, partially offset by an increase in ROP advertising in the dining and entertainment category. Retail preprint advertising decreased in the communications, airline and travel, dining and entertainment, business services, and health services categories, partially offset by an increase in the small to mid-sized retailers and finance/insurance categories. These decreases were partially offset by an increase in interactive, event marketing related to a promotion with the Milwaukee Brewers, Market Place and specialty magazine advertising in the three quarters of 2008. The $1.3 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive, real estate and health care advertising, partially offset by revenue from the newly acquired publications in Northern Wisconsin and Florida and an increase in revenue at our community newspapers surrounding Milwaukee, Wisconsin.

Classified advertising revenue in the three quarters of 2008 was $39.8 million, a decrease of $11.0 million, or 21.7%, compared to $50.8 million in the three quarters of 2007. Decreases in ROP, Market Place and MKE classified advertising at our daily newspaper were partially offset by an increase in interactive classified advertising. The $11.2 million decrease in ROP, Market Place and MKE classified advertising revenue at our daily newspaper was primarily due to decreases in the following categories: employment advertising of $5.7 million, real estate advertising of $3.7 million and automotive advertising of $2.0 million and the discontinuation of the MKE product. The other classified advertising category for ROP, Market Place and MKE increased $0.2 million in the three quarters of 2008 compared to the three quarters of 2007. Employment advertising accounted for 40.5% of classified advertising revenue at the daily newspaper in the three quarters of 2008. The revenue decreases were partially offset by an increase in interactive advertising in the three quarters of 2008. The $0.5 million decrease in classified advertising revenue at our community newspapers and shoppers is primarily due to a decrease in automotive advertising.

In the third quarter of 2008, our daily newspaper discontinued publishing MKE, the free weekly publication aimed at young adults. The publication was launched in 2004. Advertising revenue peaked in 2006 and it has decreased consistently since then. The weak advertising climate, competition with other websites and publications and increasing costs prompted the decision.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing businesses was $11.3 million in the three quarters of 2008, an increase of $1.4 million, or 14.5%, compared to $9.9 million in the three quarters of 2007 primarily due to an increase in online classified advertising, including ancillary services from our Jobnoggin.com co-branded employment site with Monster®, and sponsorship advertising.

National advertising revenue in the three quarters of 2008 was $5.3 million, a decrease of $1.5 million, or 22.3%, compared to $6.8 million in the three quarters of 2007. The decrease was due to a decrease in ROP advertising in the communications, airline and travel, dining and entertainment, business services and health services categories and a decrease in preprint advertising in the business services categories.

Direct marketing revenue, consisting of revenue from direct mail products of our daily newspaper, was $2.3 million in the three quarters of 2008, a decrease of $0.7 million, or 21.4%, compared to $3.0 million in the three quarters of 2007 primarily due to a decrease in direct mail products sold and a decrease in postage amounts billed to customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.3 million in the three quarters of 2008 and the three quarters of 2007.

Circulation revenue in the three quarters of 2008 accounted for 21.2% of total publishing revenue compared to 19.7% in the three quarters of 2007. Circulation revenue of $38.5 million in the three quarters of 2008 decreased $0.7 million, or 1.8%, compared to $39.2 million in the three quarters of 2007 primarily due to decreases in average net paid circulation for the Sunday and daily editions, partially offset by an increase in the daily average rate per copy at our daily newspaper reflecting prices increases put into effect earlier in 2008.

Other revenue, which consists of revenue from promotional, distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 7.6% of total publishing revenue in the three quarters of 2008 compared to 6.1% in the three quarters of 2007. Other revenue in the three quarters of 2008 was $13.8 million, an increase of $1.7 million, or 14.1%, compared to $12.1 million in the three quarters of 2007. The $2.3 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new customers; the Chicago Reader, which was added in the fourth quarter of 2007 and La Raza, which was added in the second quarter of 2008. The Chicago Reader recently filed Chapter 11 bankruptcy. We recorded a $0.2 million reserve for our pre-bankruptcy accounts receivable. We continue to print on a pre-payment basis. Commercial printing revenue decreased $0.6 million at our community newspapers and shoppers primarily due to the loss of a customer and a decrease in the number of pages printed for existing customers.

In May 2008, our daily newspaper signed a three-year agreement and began printing La Raza, a Spanish language newspaper, for distribution in the greater Chicago, Illinois area.

Publishing operating earnings were $11.1 million, a decrease of $13.5 million, or 54.9%, compared to $24.6 million in the three quarters of 2007. Operating earnings decreased $12.6 million in the three quarters of 2008 at the daily newspaper primarily due to the impact of the decrease in classified and retail ROP advertising, a workforce reduction charge of $3.8 million, an increase in interactive online fees of $1.1 million due to the increase in interactive revenue and a $0.7 million insurance settlement in the three quarters of 2007. These operating earnings decreases were partially offset by a $4.9 million decrease in payroll and employee benefit costs, an $0.8 million decrease in postage expense, web-width reduction costs of $0.5 million in the three quarters of 2007, a $0.4 million decrease in total newsprint and paper costs and various other cost reductions. Operating earnings decreased $0.9 million in the three quarters of 2008 at our community newspapers and shoppers primarily due a $0.9 million gain on the sale of the Hartland, Wisconsin printing facility in the three quarters of 2007, the impact of the decrease in revenue, a $0.4 million contract termination charge in the three quarters of 2008 and an increase in employee benefit costs, partially offset by earnings from the new acquisitions in Northern Wisconsin and Florida. Operating earnings increased at our community newspapers surrounding Milwaukee, Wisconsin in the three quarters of 2008 due to a decrease of $1.3 million in operating expenses in the three quarters of 2008 compared to the three quarters of 2007. Total newsprint and paper costs for our publishing businesses in the three quarters of 2008 were $19.7 million, a decrease of $0.6 million, or 2.8%, compared to $20.3 million in the three quarters of 2007 primarily due to a 10.1% decrease in newsprint consumption, partially offset by a 10.1% increase in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the three quarters of 2008 decreased primarily due to decreases in ROP advertising, average net paid circulation and a reduction in waste at our daily newspaper and a decrease in ROP advertising at our community newspapers and shoppers. We believe our consumption of newsprint will continue to be lower in 2008 compared to 2007. However, we expect our average newsprint pricing per metric ton will increase during the remainder of 2008 compared to 2007.

Broadcasting

Revenue from broadcasting in the three quarters of 2008 was $156.8 million, a decrease of $4.6 million, or 2.8%, compared to $161.4 million in the three quarters of 2007. The operating loss from broadcasting in the three quarters of 2008 was $12.2 million, a decrease of $43.2 million compared to operating earnings of $31.0 million in the three quarters of 2007.

The following table presents our broadcasting revenue and operating earnings (loss) for the three quarters of 2008 and the three quarters of 2007:

	2008			2007			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)
Revenue	$97.2	$59.6	$156.8	$98.7	$62.7	$161.4	(2.8)

Broadcast license impairment	$21.1	$17.7	$38.8	$--	$--	$--	NA

Operating earnings (loss)	$(8.8)	$(3.4)	$(12.2)	$15.6	$15.4	$31.0	NA

Revenue from our television stations in the three quarters of 2008 was $97.2 million, a decrease of $1.5 million, or 1.5%, compared to $98.7 million in the three quarters of 2007. The revenue decrease was primarily from our larger television markets of Las Vegas, Fort Myers/Naples and Tucson and was partially offset by an increase in revenue in our Milwaukee, Lansing and Green Bay markets and our newly acquired stations. The decrease was due to a $5.5 million decrease in local advertising revenue and a $3.0 million decrease in national advertising revenue, partially offset by a $4.6 million increase in political and issue advertising revenue, a $2.3 million increase in Olympic advertising revenue and a $0.1 million increase in other revenue. Interactive and developmental revenue, which are reported in local advertising revenue, increased $0.5 million and $0.4 million, respectively, in the three quarters of 2008 compared to the three quarters of 2007. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers.

The operating loss from our television stations in the three quarters of 2008 was $8.8 million, a decrease of $24.4 million compared to operating earnings of $15.6 million in the three quarters of 2007. The decrease in operating earnings was primarily due to a $21.1 million non-cash impairment charge for four television broadcast licenses. Excluding the non-cash impairment charge, operating expenses at our television stations increased $1.8 million in the three quarters of 2008 compared to the third quarter of 2007 primarily due to $1.1 million in expenses related to our newly acquired television stations. On a same station basis, television operating expenses increased $0.7 million, or 0.8%, in the three quarters of 2008 compared to the three quarters of 2007 primarily due to an increase in depreciation expense due to our investment in digital and high-definition equipment and the new building constructed in Las Vegas, Nevada and a workforce reduction charge of $0.2 million.

Revenue from our radio stations in the three quarters of 2008 was $59.6 million, a decrease of $3.1 million, or 4.9%, compared to $62.7 million in the three quarters of 2007. Revenue decreased in all of our radio markets, except for Omaha. The decrease was due to a $2.2 million decrease in local advertising revenue, a $0.7 million decrease in national advertising revenue and a $0.2 million decrease in political and issue advertising revenue. Developmental revenue decreased $0.1 million in the three quarters of 2008 compared to the three quarters of 2007. Interactive revenue increased $0.2 million the three quarters of 2008 compared to the three quarters of 2007. Both developmental and interactive revenue are reported in local advertising revenue.

The operating loss from our radio stations in the three quarters of 2008 was $3.4 million, a decrease of $18.8 million compared to operating earnings of $15.4 million in the three quarters of 2007. The decrease in operating earnings was primarily due to a $17.7 million non-cash impairment charge for 13 radio broadcast licenses and the impact of the decrease in revenue. Excluding the non-cash impairment charge, operating expenses at our radio stations decreased $2.3 million in the three quarters of 2008 compared to the three quarters of 2007 primarily due to decreases in payroll and employee benefit costs, advertising and promotion expenses, commission and bonus expenses and various other cost reductions, partially offset by the workforce reduction charge of $0.3 million.

In the first quarter of 2008, our Milwaukee, Wisconsin radio station, WTMJ-AM, agreed to an extension of a radio broadcasting rights agreement with the Milwaukee Brewers baseball team.

Printing Services

Revenue from printing services in the three quarters of 2008 was $49.4 million, a decrease of $2.3 million, or 4.5%, compared to $51.7 million in the three quarters of 2007. Operating earnings from printing services in the three quarters of 2008 were $2.4 million, a decrease of $2.0 million, or 45.9%, compared to $4.4 million in the three quarters of 2007.

The decrease in printing services revenue was primarily due to a decrease in revenue from printing catalogs, partially offset by an increase in revenue from printing publications and documentation materials for Dell. We believe our revenue from Dell in the remainder of 2008 and through the end of the third quarter of 2009 will continue to decline.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue, an increase in employee benefit costs and a favorable adjustment from the termination of a sublease agreement in the three quarters of 2007, partially offset by a decrease in payroll costs and production efficiencies.

Other

Other revenue in the three quarters of 2008 was $22.4 million, a decrease of $0.3 million, or 1.3%, compared to $22.7 million in the three quarters of 2007. Other operating earnings were $1.0 million in the three quarters of 2008, an increase of $0.2 million, or 29.3%, compared to $0.8 million in the three quarters of 2007.

The following table presents our other revenue and operating earnings (loss) for the three quarters of 2008 and the three quarters of 2007:

	2008			2007
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$23.9	$(1.5)	$22.4	$24.4	$(1.7)	$22.7	(1.3)

Operating earnings (loss)	$(0.2)	$1.2	$1.0	$(0.5)	$1.3	$0.8	29.3

The decrease in other revenue in the three quarters of 2008 compared to the three quarters of 2007 was primarily due to a decrease in mailing services revenue, partially offset by an increase in offset and laser printing revenue at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $13.0 million and $12.9 million of postage amounts billed to customers in the three quarters of 2008 and the three quarters of 2007, respectively.

The increase in operating earnings was primarily due to a decrease in payroll and employee benefits costs, partially offset by the impact of the decrease in revenue at our direct marketing services business.

Other Income and Expense and Taxes

Interest income was insignificant in the three quarters of 2008 and the three quarters of 2007. Interest expense was $6.1 million in the three quarters of 2008 compared to $6.9 million in the three quarters of 2007. The decrease is primarily due to a decrease in our weighted average interest rate partially offset by an increase in the average debt outstanding due to repurchases of our class A common stock and acquisitions of businesses. Amortization of deferred financing costs was $0.3 million in the three quarters of 2008 and the three quarters of 2007.

Our effective tax benefit rate for continuing operations was 53.0% in the three quarters of 2008 compared to an effective tax provision rate of 39.2% in the three quarters of 2007. The difference is primarily due to a decrease in our liability for unrecognized tax benefits for positions taken in prior years, the settlement of certain state income tax audits and the impact of the non-cash impairment charge.

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

Gain from discontinued operations, net of income taxes, was $0.4 million in the three quarters of 2008 compared to $67.8 million in three quarters of 2007. Income tax expense related to discontinued operations was $43.2 million in the three quarters of 2007.

In the three quarters of 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

We recorded a $64.2 million net gain on the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business in the three quarters of 2007. We recorded $3.6 million net gain from the operating results of our discontinued operations in the three quarters of 2007.

Net Earnings (Loss)

Our net loss in the three quarters of 2008 was $1.4 million, a decrease of $102.0 million, compared to net earnings of $100.6 million in the three quarters of 2007. The decrease was due to the decrease in gain from discontinued operations in the three quarters of 2007 and the $23.5 million after-tax non cash impairment charge and the decrease in operating earnings from continuing operations for the reasons described above

Diluted Earnings per Share for Class A and B Common Stock

Diluted loss per share for class A and B common stock from continuing operations was $0.06 in the three quarters of 2008 compared to diluted earnings per share of $0.48 in the three quarters of 2007. Diluted earnings per share from discontinued operations for class A and B common stock were $0.01 in the three quarters of 2008 compared to $1.01 in the three quarters of 2007. Diluted net loss per share for class A and B common stock was $0.05 in the three quarters of 2008 compared to diluted earnings per share of $1.49 in the three quarters of 2007. Our diluted loss per share was unfavorably impacted in the third quarter of 2008 and the third quarter of 2007 by our share repurchases.

Liquidity and Capital Resources

Cash balances were $4.7 million at September 28, 2008. We believe our expected cash flows from operations and borrowings available under our credit facility will meet our needs for the next twelve months.

We have a $475.0 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of September 28, 2008, we had borrowings of $223.2 million under the facility at a weighted average rate of 3.38%. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective-interest method. This agreement includes the following two financial covenants:

•	A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of September 28, 2008, our consolidated funded debt ratio was 2.53-to-1, resulting in a current maximum borrowing capacity of $353.3 million.

•	An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of September 28, 2008, our interest coverage ratio was 10.56-to-1.

Our ability to remain in compliance with these financial covenants may be impacted by a number of factors, including our ability to continue to generate sufficient revenues and cash flows, as well as interest rates and other risks and uncertainties set forth in Part II, Item 1A. “Risk Factors.” If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our credit facility syndicate could fail, refuse to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely restrained with an adverse impact on our ability to continue the stock repurchase program, pursue strategic acquisitions and to pay dividends. We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future demands.

We have $1.7 million of standby letters of credit for business insurance purposes.

Dividends

On February 12, 2008, our board of directors increased the quarterly dividend on our class A and class B shares from $0.075 to $0.08 per share. We have a long history of paying dividends. Our board of directors consistently reviews our dividend payment policy and our ability to pay dividends at each quarterly board of directors meeting.

Acquisitions

On January 9, 2008, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Iola Herald and Manawa Advocate in Waupaca County in Wisconsin. These are weekly paid publications. On March 19, 2008, Journal Community Publishing Group, Inc. acquired two shoppers, the Clintonville Shopper’s Guide and the Wittenberg Northerner Shopping News, in Waupaca County, Wisconsin. The total cash purchase price for these publications was $1.6 million. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin.

On January 28, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of My Network affiliate KPSE-LP, Channel 50, in Palm Springs, California from Mirage Media LLC for $4.7 million. We also own KMIR-TV, the NBC affiliate, in Palm Springs. The acquisition of KPSE allows us to better serve advertisers and viewers in the Coachella Valley and builds a stronger presence in Palm Springs and the surrounding area.

On July 1, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, entered into an asset purchase agreement with Banks-Boise, Inc. to purchase CW Network affiliate KNIN-TV, Analog Channel 9 and Digital Channel 10, in Boise, Idaho for $8.0 million. The purchase is subject to regulatory approval and customary closing conditions. We currently own KIVI-TV, the ABC affiliate, and six radio stations in Boise. The acquisition of KNIN-TV will give us an opportunity to build out cross-platform businesses in Boise and with two television stations and six radio stations in this market, we believe we will better serve advertisers and viewers and build an even stronger presence in the community.

On July 22, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, completed the asset purchase of CW Network affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona, from Cascade Broadcasting Group, LLC and Tucson Communications, L.L.C. for $12.0 million. KWBA-TV serves the Tucson, Arizona market. We also own KGUN-TV, the ABC affiliate, and four radio stations in Tucson. We believe owning cross-platform businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

On October 6, 2008, Journal Community Publishing Group, Inc., our community newspapers and shopper business of our publishing segment, purchased the assets of Waupaca Publishing Company for approximately $7.0 million, subject to certain closing adjustments. The purchase consists of several Waupaca-area weekly paid newspapers including the Waupaca County Post, The Chronicle (Weyauwega/Fremont), the Picture Post, and the Tri-County Advertiser. It also includes the monthly paid niche publications Wisconsin State Farmer, Wisconsin Horsemen’s News, and Silent Sports magazine. The purchase includes additional print publications and associated internet websites as well as Waupaca Publishing Company’s commercial printing business and the related real estate and buildings. We believe this purchase combined with our existing paid weekly newspapers in the area will provide additional media offerings in Waupaca County, Wisconsin for our readers and advertisers and will extend our niche media offerings, which will help our advertisers reach specialized audiences.

Share Repurchase Authorizations

In the three quarters of 2008, we purchased 6.7 million shares of our class A common stock pursuant to our October 2007 and May 2008 board of director’s authorizations for $44.6 million, or an average of $6.61 per share, excluding commissions. We completed our repurchases under the October 2007 authorization in March 2008.

The May 2008 authorization is for the repurchase of up to five million additional shares of our class A common stock over the following 18 months. As of the end of the third quarter of 2008, 2.4 million shares of our class A common stock remain available to be purchased under our May 2008 authorization. We intend to reduce the pace at which we have previously repurchased our class A shares to be more conservative during the current economic environment.

Cash Flow

Continuing Operations

Cash provided by operating activities was $45.2 million in the three quarters of 2008 compared to $39.7 million in the three quarters of 2007. The increase was primarily due to an increase in cash provided by working capital in the three quarters of 2008 compared to the three quarters of 2007.

Cash used for investing activities was $33.4 million in the three quarters of 2008 compared to cash provided by investing activities of $172.8 million in the three quarters of 2007. Capital expenditures were $15.1 million in the three quarters of 2008 compared to $23.5 million in the three quarters of 2007. In an effort to reduce costs and reduce debt, we are monitoring all of our planned capital expenditures for the remainder of 2008 and may delay spending on non-critical projects. Our capital expenditures at our daily newspaper are primarily targeted towards equipment and building improvements. Our capital expenditures in our broadcasting business are targeted towards technology upgrades, including investments in digital radio and high-definition equipment for certain of our television stations and building improvements. We believe these expenditures will help us to better serve our advertisers, viewers and listeners and to facilitate our cost control initiatives. Proceeds from the sale of Norlight, the three regional publishing and printing operations of our community newspapers and shoppers business and KOMJ-AM in Omaha, Nebraska were $205.2 million in the three quarters of 2007. During the three quarters of 2008, we acquired KPSE-LP for $4.7 million, KWBA-TV for $12.0 million and three community newspapers and three community shoppers for $1.6 million. We remitted the final purchase payment of $10.0 million to Emmis Communications Corporation to acquire the FCC license of KMTV-TV and our daily newspaper acquired two magazines for $1.6 million in the three quarters of 2007.

Cash used for financing activities was $14.1 million in the three quarters of 2008 compared to $180.1 million in the three quarters of 2007. Borrowings under our credit facility in the three quarters of 2008 were $162.2 million and we made payments of $117.9 million compared to borrowings of $265.5 million and payments of $351.3 million in the three quarters of 2007, reflecting the immediate use of proceeds received from the sale of Norlight. In the three quarters of 2008 and the three quarters of 2007, we paid $44.8 million and $79.0 million, respectively, to purchase our class A common stock. We paid cash dividends of $14.0 million and $15.6 million in the three quarters of 2008 and the three quarters of 2007, respectively.

Discontinued Operations

There was no cash used by discontinued operations in the three quarters of 2008 compared to cash used by discontinued operations of $33.6 million in the three quarters of 2007 primarily due to income tax payments related to the gain on the sale of Norlight in February 2007. Capital expenditures, which related primarily to Norlight, were $0.7 million in the three quarters of 2007.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not believe the effect of adopting Staff Position FAS 157-2 will have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We will adopt EITF 08-3 in the first quarter of 2009. We do not believe the effect of adopting EITF 08-3 will have a material impact on our consolidated financial statements.

In September 2008, the FASB issued Staff Position FIN 45-4, “Amendment to Disclosure Requirements of Interpretation 45-Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Interpretation 45-4 requires disclosures of the current status of the payment/performance risk of the guarantee. For example, the current status of the payment/performance risk of a credit-risk-related guarantee could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. An entity that uses internal groupings shall disclose how those groupings are determined and used for management risk. FIN 45-4 is effective for reporting periods ending after November 15, 2008. Earlier adoption is encouraged. We will adopt FIN 45-4 in the fourth quarter of 2008. We do not believe the effect of adopting FIN 45-4 will have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This pronouncement shall be effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of Staff Position FAS 157-3 did not have a material impact on our consolidated financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Securitites Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

The risk factors below include any material changes to and supersede the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

*   *   *

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

Risks Relating to Our Diversified Media Business

Decreases in advertising spending, resulting from economic downturn, war, terrorism, advertiser consolidation or other factors, could adversely affect our financial condition and results of operations.

Approximately 71% of our revenue in 2007, and approximately 70% of our revenue for the three quarters ended September 28, 2008, was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations. Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy. The merger or consolidation of advertisers also generally leads to a reduced amount of collective advertising spending. A recession or economic downturn, as well as a consolidation of advertisers, could have an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time. For example, the threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a negative impact on our broadcast results due to reduced spending levels by some advertisers, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks during their continuous coverage of the war. As a result, the war in Iraq, additional terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected. This is especially true with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and more than 40 websites, and, collectively, from which we derived approximately 49% of our revenue in 2007 and approximately 48% of our revenue for the three quarters ended September 28, 2008.

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

Our radio and television broadcasting businesses compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations to our markets, the introduction of competitive local news or other programming by cable, satellite or other news providers, or the adoption of competitive formats by existing radio stations could result in lower ratings and have a material adverse effect on our financial condition and results of operations. Changes in ratings technology or methodology or metrics used by advertisers or other changes in advertisers’ media buying strategies also could have a material adverse effect on our financial condition and results of operations.

Further, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who have a greater national scope, can offer a greater variety of national and syndicated programming for listeners and viewers and have enhanced opportunities for advertisers to reach broader markets. In 2003 the FCC completed a comprehensive review of its ownership rules and adopted revised rules. These rules were stayed in September 2003 and most of the revised rules were remanded to the FCC for additional analysis and justification. In December 2007, the FCC adopted an Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances. The FCC declined to make changes to any other broadcast ownership rules. The FCC’s Order is subject to reconsideration and appeal. We cannot predict the outcome of any further administrative or judicial proceedings related to the rules.

Seasonal and cyclical changes in advertising volume affect our quarterly revenue and results of operations and may cause our stock price to be volatile.

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods. Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season. Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising. Our quarterly revenue also varies based on the dynamics of the television broadcast industry. In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising dramatically increases. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliated stations experience increased viewership and revenue during Olympic broadcasts in the first or third quarters of the years in which the Olympics are held. Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, changes in the buying strategies of advertisers and general economic factors. These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

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

Our acquisition strategy includes certain risks. For example:

•	we may not be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition;

•	we may not be able to secure additional financing necessary to complete acquisitions;

•	we may encounter unforeseen expenses, difficulties, complications or delays in connection with the integration of acquired entities and the expansion of operations;

•	we may fail to achieve anticipated financial benefits from acquisitions;

•	we may encounter regulatory changes or delays or other impediments in connection with proposed transactions;

•	our acquisition strategy may divert management's attention from the day-to-day operation of our businesses;

•	key personnel at acquired companies may leave employment; and

•	we may be required to focus resources on integration of operations rather than more profitable areas.

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

The basic raw material for newspapers and shoppers is newsprint. Our newsprint consumption related to our publications totaled $26.6 million in 2007, which was 10.0% of our total publishing revenue, and totaled $19.7 million for the three quarters ended September 28, 2008, which was 10.8% of our total publishing revenue. We currently purchase our newsprint primarily from one supplier, with our current pricing agreement ending in December 2011. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

The broadcast media industry is subject to the emergence of new media technologies and evolving industry standards. Several new technologies are being developed that may compete with our radio stations, including:

•	audio programming by cable television systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	satellite digital audio radio service, with sound quality comparable to that of compact discs and that provide numerous niche formats;

•	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us;

•	expanded approval of low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas; and

•	enhanced capabilities of cell phones, MP3 players, and other mobile devices.

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

New technologies could also adversely affect our television stations. Programming alternatives such as cable, direct satellite-to-home services, pay-per-view, on-demand programming, the Internet and home video and entertainment systems have fractionalized television viewing audiences. Over the past decade, cable television programming services have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable television and other technological changes, including the recent entry by certain of the regional Bell operating companies into the video services delivery market, has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming. The enhanced video and audio capabilities of cell phones, MP3 players and other mobile devices also has the potential to affect television viewership.

In addition, video compression techniques now in use with direct broadcast satellites and, increasingly, by cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, which are applicable to all video delivery systems and enable television broadcasters operating digital signals to offer multiple channels, have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these technological changes will have on the television industry or the future results of our television broadcast business.

As part of the conversion from analog to digital broadcasting, our television stations will be required to cease analog broadcasts at the end of the transition, which is currently scheduled to occur in February 2009. We are unable to predict the effect of the cessation of analog broadcasting on viewership.

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels or if the networks we are affiliated with terminate or do not renew our agreements, our advertising revenues, financial condition and results of operations may be adversely affected.

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements. We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including one of our low-power stations) are parties to affiliation agreements with ABC, three with NBC, two with FOX and one with CBS, failures of ABC, NBC, FOX or CBS network programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations. In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all. The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.

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

If cable systems and other video distribution systems do not carry our new digital channels or we do not enter into acceptable agreements with such systems, our revenue and results of operations may be adversely affected.

Since our television stations are highly dependent on carriage by cable systems in many of the areas they service, any modifications to rules regarding the obligations of cable systems to carry digital television signals in their local markets could result in some of our television stations or channels not being carried on cable systems, which could adversely affect our revenue and results of operations. Our television stations have the option to elect to negotiate retransmission agreements with cable systems. If certain stations make this election and we are unable to negotiate these agreements in a timely manner or on favorable economic terms, some of our stations may not be carried on certain cables systems for a period of time and our revenue and results of operations could be adversely affected. We may also be unable to negotiate or renegotiate acceptable agreements with other types of video distribution systems, which could also cause our revenue and results of operations to be adversely affected.

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

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations and result in the loss of audience share and advertising revenue for our stations. Examples of such changes include:

•	proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licenses;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	proposals to impose sales tax on advertising expense;

•	proposals to revise the rules relating to political broadcasting;

•	proposals to require broadcast stations to operate studios in the communities to which they are licensed, requiring construction of new studios, and to provide staffing on a 24 hour per day basis; and

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

Risks Relating to Our Printing Services Business and Other Segment

Postal rate increases and disruptions in postal services could lead to reduced volumes of business.

Our printing services business, as well as our direct marketing business, has been negatively impacted from time to time during the past years by postal rate increases. Rate increases may result in customers mailing fewer pieces with reduced page counts. The USPS most recently increased postal rates in May 2008. Additionally, the amount of mailings could be reduced in response to disruptions in and concerns over the security of the United States mail system. Such responses by customers could negatively impact us by decreasing the amount of printing and direct marketing services or other services that our customers purchase from us, which could result in decreased revenue.

Revenue from our direct marketing business may decline if our data and laser print personalization products do notmaintain technological competitiveness.

Our direct marketing service business is affected by the complexity and uncertainty of new technologies. If we are not able to maintain technological competitiveness in our data and print personalization products, processing functionality or software systems and services, we may not be able to provide effective or efficient service to our customers, and our revenue may decline.

Changes in economic conditions in the markets we serve may produce volatility in demand for our products and services

Customers of our printing services business and our direct marketing services business may reduce their spending during economic downturns; a recession or economic downturn could have an adverse effect on our financial condition and results of operations.

Other Business Risks

Our business has been and may be in the future negatively affected by an impairment charge of goodwill, broadcast licenses or other intangible assets.

Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results and a further decline in our stock price, we performed interim impairment testing of goodwill and intangible assets as of September 28, 2008. As a result of the testing, we recorded a pre-tax, non-cash impairment charge related to four television and 13 radio broadcast licenses of $38.8 million. After such charge, as of September 28, 2008, we had a total of $459.6 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 55.0% of our total assets. The September 28, 2008 impairment charge had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

The current economic crisis and volatility in US credit markets could affect our financing arrangements.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our revolving credit facility syndicate could fail, refuse to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely restrained. In addition, our ability to meet our credit agreement’s financial covenants may also be affected by events beyond our control, including a further deterioration of current economic and industry conditions, which could negatively affect our earnings. Because of the current volatility in US credit markets, obtaining new financing arrangements or amending our existing one may result in significantly higher fees and ongoing interest costs as compared to those in our current arrangement.

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

Currently, there are 11 bargaining units representing approximately 700 (or approximately 18%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Nine of these agreements will expire within the next two years and one agreement covering 42 employees of our broadcasting business expired in February 2008. These employees continue to work without a contract. We are currently renegotiating one agreement, which expires at the end of 2008, covering 204 employees of our daily newspaper. A majority of the employees covered by a collective bargaining agreement work at the daily newspaper. We cannot assure you of the results of negotiations of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our businesses, or the possible impact of future collective bargaining agreements on our financial condition and results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have a material adverse effect on our financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A common stock in the third quarter ended September 28, 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2008 to July 27, 2008	573,000	$ 4.66	573,000	2,649,800
July 28, 2008 to August 24, 2008	--	$ --	--	2,649,800
August 25, 2008 to September 28, 2008	271,000	$ 4.99	271,000	2,378,800

(1)	These shares were purchased pursuant to a repurchase program publicly announced on May 1, 2008, and commenced on May 12, 2008, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares over the following 18 months. These shares will remain authorized but unissued.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a) Exhibits

Exhibit No.	Description
(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc.,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2))	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal
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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: November 7, 2008	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: November 7, 2008	/s/ Paul M. Bonaiuto
Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer