Form 10-K
period 2008-12-28
JOURNAL COMMUNICATIONS INC
filed 2009-03-06
CIK 1232241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated Filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 27, 2008 was approximately $200,642,302 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date). Neither of the registrant’s class B common stock or Class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.3639790 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 26, 2009 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at February 26, 2009
Class A Common Stock	40,611,583
Class B Common Stock	10,007,429
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our April 30, 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” ‘anticipate,” ‘believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following, as well as those contained in Item 1A. “Risk Factors” of this Annual Report on Form 10-K:

•	changes in advertising demand or the buying strategies of advertisers or the migration of advertising to the internet;

•	changes in newsprint prices and other costs of materials;

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

•	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;

•	our ability to remain in compliance with the terms of our credit agreement;

•	changes in interest rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures including share repurchases on our results of operations, financial condition or stock price; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include approximately 120 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

We were founded in 1882 as a newspaper publisher serving Milwaukee, Wisconsin. Our media business mix was expanded in 1927 when we signed on radio station WTMJ-AM, and again in 1947 when we put WTMJ-TV on the air. In 1937, Harry J. Grant founded our employee ownership plan, which contributed significantly to our company’s positive culture and growth through its termination in 2003, in conjunction with our initial public offering. We believe our current capital structure allows us to continue our longstanding tradition of employee ownership. We have been able to attract and retain motivated people who have a passion for the business and a level of commitment and sense of accountability that is heightened due to our business culture and employees’ ability to participate in ownership. Our culture is reinforced by our strong commitment to high ethical standards.

In 2008, our total revenue was $544.9 million, 82.9% of which was generated from our publishing and broadcasting operations and 17.1% from printing services and other operations. The revenue generated by each operating segment, as a percentage of our consolidated revenue, for the last three years is shown below:

	2008	2007	2006
Publishing	44.4%	45.7%	45.3%
Broadcasting	38.5	37.4	37.9
Printing Services	12.0	11.9	10.7
Other	5.1	5.0	6.1

Total	100.0%	100.0%	100.0%

More information regarding us is available at our website at www.journalcommunications.com. We are not including the information contained on our website as part of, or incorporating it by reference into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc., and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 44.4% of our revenue for the year ended December 28, 2008. Within our publishing segment, our daily newspaper accounted for 84.1% of our publishing revenue. See Management’s Discussion and Analysis and Note 12 to our Consolidated Financial Statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a six-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2008 of 375,432 on Sunday and 212,157 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2008 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number two in readership among the 50 highest populated markets in the United States and the daily newspaper ranks number three. Over the course of a week, readership of our daily newspaper, online and niche products ranks number one with a 66% penetration rate. These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s Designated Market Area (DMA) by the number of persons over the age of 18 in the newspaper’s DMA. The Milwaukee Journal Sentinel’s DMA, which ranks among the top 50 in the United States, consists of the 10-county area surrounding Milwaukee, Wisconsin.

Our daily newspaper and our reporters have recently won numerous media-editorial awards. A six-month investigation into the Milwaukee County pension system won a Pulitzer Prize for local reporting. The story detailed how hundreds of county workers boosted their pensions—violating county ordinances and Internal Revenue Service rules in the process. “Chemical Fallout,” an ongoing series that exposed the dangers of common household chemicals—particularly bisphenol A—and the failures of the Environmental Protection Agency and the Food and Drug Administration to protect the public, won three major awards: the John B. Oakes Award for Distinguished Environmental Journalism, the Society of Professional Journalists first place for non-deadline reporting, and a first place award from the Society of American Business Editors and Writers. The Thomas L. Stokes Award was awarded for a year-long examination of global warming through a regional lens, with an emphasis on the area’s increasing dependence on coal. The Milwaukee Journal Sentinel, which was selected from a field of 30 entries, was named “Innovator of the Year” by the Associated Press Managing Editors for its investigative and watchdog reporting in print and on the internet. In early 2009, Editor & Publisher, the leading newspaper industry publication, named the Milwaukee Journal Sentinel’s editor the 2009 Editor of the Year.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, MilwaukeeMarketplace.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites, which we operate under the name of Journal Interactive. Also, we produce a subscription-based website, PackerInsider.com, dedicated to coverage of the Green Bay Packers. Our employment site, JobNoggin.com, which is co-branded with Monster Worldwide, Inc. (Monster ®), combines the promotional strength of our daily newspaper, JSOnline.com and our Milwaukee television and radio properties with Monster®’s product and brand. In 2008, our daily newspaper joined the Yahoo! Consortium, a newspaper and Yahoo! partnership that shares content, advertising and technology. In January 2009, our daily newspaper launched a new co-branded online automotive offering under a new franchise agreement with CarSoup of Minnesota, Inc. (CarSoup). In 2008, advertising revenue of $14.7 million for Journal Interactive at our daily newspaper increased 9.3% compared to $13.4 million in 2007.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

The following table sets forth our average net paid circulation:

	Six-Months Ended September 30			12-Months Ended March 31
	2008	2007	2006	2008	2007	2006
Daily (Five-day average)	212,157	220,676	231,781	219,214	230,503	236,523
Sunday	375,432	390,842	401,379	387,756	400,871	405,175

Circulation revenue accounted for 24.8% of our daily newspaper’s total revenue in 2008. The Milwaukee Journal Sentinel single copy prices are $0.75 for daily and $2.00 for Sunday in our five county primary market area. We believe our average net paid circulation is decreasing due to, among other factors, increased competition for readers from new media products and other free sources and economic pressures on consumers. Advertising revenue accounted for 67.9% of our daily newspaper’s total revenue in 2008. Our daily newspaper experienced decreases in revenue in all advertising categories in 2008 compared to 2007. Other revenue, which consists of revenue from commercial printing, commercial delivery and promotional revenue, accounted for 7.3% of our daily newspaper’s total revenue in 2008.

Community Newspapers and Shoppers

We own and operate more than 50 community newspapers and shoppers in Wisconsin and Florida and a printing plant in Wisconsin through our subsidiary, Journal Community Publishing Group, Inc.

Our community newspapers have a combined paid and free average weekly distribution of approximately 280,000. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news.

Our shoppers have a combined average weekly distribution of approximately 310,000. Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings.

We also publish niche publications that appeal to very specific advertisers and readers, with a combined paid and free average weekly distribution of approximately 130,000. A few examples of the niche products are lifestyle, sports, automotive and boating- focused publications.

Advertising revenue and circulation revenue accounted for 87.6% and 3.3%, respectively, of our community newspapers’ and shoppers’ total revenue in 2008. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 9.1% of our community newspapers’ and shoppers’ total revenue in 2008.

Our community newspapers, shoppers and niche publications groups are as follows:

	February 2009 Average Distribution	December 2007 Average Distribution	Number of
			Newspapers		Shoppers		Niche Publications
			2009	2007	2009	2007	2009	2007
Northern Wisconsin	360,000	300,000	9	7	12	11	5	3
Southeastern Wisconsin	225,000	230,000	14	14	4	4	—	—
Florida	135,000	122,000	4	4	1	1	5	5

The changes in the average distribution and number of newspapers, shoppers and niche publications reflect the acquisitions of the Iola Herald, Manawa Advocate, Clintonville Shopper’s Guide, Wittenberg Northerner Shopping News and Waupaca Publishing Company acquired during 2008.

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase the majority of our estimated newsprint requirements from a single supplier. We may purchase our remaining estimated newsprint requirements in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $692 in 2008 compared to an average net price per ton of $597 in 2007. Our consumption of newsprint decreased to 35,822 metric tons in 2008 from 40,885 metric tons in 2007, and our total cost of newsprint increased $0.4 million in 2008. Based on the consumption of newsprint in 2008 by our daily newspaper and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.4 million.

The decrease in consumption in 2008 is primarily due to decreases in run-of-press (ROP) advertising at our daily newspaper and our community newspapers and shoppers business, a decrease in average net paid circulation, a decrease in waste and a decrease in content pages in the daily newspaper and community newspapers and shoppers.

Industry and Competition

Newspaper publishing is the oldest segment of the media industry. Metropolitan and community newspapers often represent the primary medium for news and local advertising due to their historic importance to the communities they serve.

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

Advertising revenue is the largest component of a newspaper’s total revenue and it is affected by cyclical changes in national and regional economic conditions. Classified advertising is generally the most sensitive to economic cycles and secular changes in the newspaper business because it is driven primarily by the demand for employment, real estate transactions and automotive sales. Newspaper advertising revenue is seasonal and our publishing business tends to see increased revenue due to increased advertising activity during certain holidays, in time for summer shopping and just prior to students returning to school in the fall.

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

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 35 radio stations and 12 television stations in 12 states and a television station under a local marketing agreement. Our broadcasting business accounted for 38.5% of our revenue for the year ended December 28, 2008. See Management’s Discussion and Analysis and Note 12 to our Consolidated Financial Statements for additional financial information regarding our broadcasting business.

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

In an effort to maximize our operating margins, we have implemented a centralized management approach to certain functions such as engineering, IT, finance and human resources to generate economies of scale and incorporate best practices. We intend to continue to explore cost reduction and efficiency measures across our stations and pursue market share and ratings growth which we believe will generate increased operating efficiency and revenue, and continue to drive operating margin improvement.

In five of our markets, Milwaukee, Wisconsin, Boise, Idaho, Tucson, Arizona, Omaha, Nebraska and Palm Springs, California, we either own and operate both television and radio stations or own and operate more than one television station.

Television Broadcasting

Based on the November 2008 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in seven of the 10 markets in which our television stations operate. As of November 2008, WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast (Monday-Friday) in its Designated Market Area in 73 of the previous 77 ratings periods (based on the percentage of the total potential household audience). In 2008, revenue from television operations accounted for 62.2% of our broadcasting revenue.

Our television stations are:

Station	Market	Year Acquired	Network Affiliation	Station Market Rank(1)		Station Audience Share(1)	Total Stations in Market(2)
WTMJ-TV	Milwaukee, WI	1947	NBC	2	+	10	13
KTNV-TV	Las Vegas, NV	1979	ABC	3		6	12
WSYM-TV	Lansing, MI	1984	FOX	4		6	7
KMIR-TV	Palm Springs, CA	1999	NBC	3	+	6	11
KPSE-LP(3)(4)	Palm Springs, CA	2008	MNT	N/A		N/A	11
KIVI-TV	Boise, ID	2001	ABC	3		10	9
KSAW-LP(3)	Twin Falls, ID Green Bay/	2001	ABC	4		4	7
WGBA-TV	Appleton, WI(6) Green Bay/	2004	NBC	4		7	7
WACY-TV(5)	Appleton, WI(6)	2004	MNT	N/A		N/A	7
KGUN-TV	Tucson, AZ	2005	ABC	3		10	10
KWBA-TV(7)	Tucson, AZ	2008	CW	N/A		N/A	10
WFTX-TV	Naples/Fort Myers, FL	2005	FOX	3		5	11
KMTV-TV	Omaha, NE	2005	CBS	3		12	7

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the Designated Market Area. Station audience share equals the percentages of the audience in the Designated Market Area actually watching our television station. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2008 Nielsen ratings book. A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the Designated Market Area (DMA) that meet the minimum reporting standards.

(3)	Low-power television station.

(4)	We acquired KPSE-LP on January 28, 2008. KPSE-LP did not qualify to be reported in the November 2008 Nielsen ratings book.

(5)	We operate WACY-TV under a local marketing agreement between WGBA-TV and WACY-TV. WACY-TV did not qualify to be reported in the November 2008 Nielsen ratings book.

(6)	Green Bay, WI and Appleton, WI are considered one DMA.

(7)	We acquired certain assets of KWBA-TV on July 21, 2008. KWBA-TV did not qualify to be reported in the November 2008 Nielsen ratings book.

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

In all of our markets and regardless of network affiliation, we focus on delivering leading local news programming, locally produced programming and contracting for popular syndicated programming with the objective of maximizing our ratings and in turn our share of advertising spending in a given market. Based on the Five-day Average DMA Persons 25-54 Rating in the November 2008 Nielsen ratings book, we had the number one local late evening news program at WTMJ-TV in Milwaukee and we tied for number one at both KMIR-TV in Palm Springs and KGUN-TV in Tucson.

We derive the vast majority of our television broadcasting revenue from advertising. Our television advertising revenue and rates in even-numbered years benefit from political, issue and Olympics-related advertising. Absent political and issue advertising, there is less pressure on inventory, which drives rates downward. Television political and issue advertising revenue was $11.6 million in 2008 compared to $1.3 million in 2007. Olympics-related advertising on our three NBC affiliates was $2.3 million in 2008. NBC has purchased the right to broadcast the Olympics through 2012, and we expect higher revenue in these years because the expected increased ratings during the Olympic time period for our three NBC affiliates will allow them to sell advertising at premium rates.

We have also made substantial investments in digital transmission equipment at our stations and are fully compliant with Federal Communications Commission (FCC) mandates on digital transmission. We anticipate investing in digital infrastructure in several of our television markets as we make the continuing transition to HDTV (high-definition television). In some cases, this investment replaces aging analog equipment. Also, we expect these investments to create additional operating efficiencies and improve the transfer of program content to our internet websites.

Radio Broadcasting

Based on the Fall 2008 Arbitron ratings book, we have the number one station in terms of station audience rank in four of the eight markets in which our radio stations operate, including in Milwaukee where WTMJ-AM has been the top-rated radio station for 52 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 35 radio stations since 1999. In 2008, revenue from radio operations accounted for 37.8% of our broadcasting revenue.

Our radio stations are:

Market and Station	City of License	Year Acquired	Format	Station Audience Rank(1)		Total Stations in Market(2)	FCC License Class(3)
Milwaukee, WI
WTMJ-AM(5)	Milwaukee, WI	1927	News/Talk/Sports	1		29	B
WLWK-FM(5)	Milwaukee, WI	1959	Variety Hits	10	+	29	B

Omaha, NE
KEZO-FM(5)	Omaha, NE	1995	Rock	5		21	C
KKCD-FM(5)	Omaha, NE	1995	Classic Hits	9		21	C2
KSRZ-FM(5)	Omaha, NE	1998	Hot Adult Contemporary	7		21	C
KXSP-AM	Omaha, NE	1999	Sports	15	+	21	B
KQCH-FM(5)	Omaha, NE	1999	Contemporary Hits	6		21	C

Tucson, AZ
KFFN-AM	Tucson, AZ	1996	Sports	21	+	26	C
KMXZ-FM(5)	Tucson, AZ	1996	Adult Contemporary	1		26	C
KQTH-FM(5)	Tucson, AZ	1996	Talk	9		26	A
KGMG-FM	Oracle, AZ	1998	Rhythmic Oldies	11		26	C2

Knoxville, TN
WKTI-AM(4)	Powell, TN	1998	Sports	N/A		17	D
WCYQ-FM(5)	Karns, TN	1997	Country	11	+	17	A
WWST-FM(5)	Sevierville, TN	1997	Contemporary Hits	4		17	C1
WKHT-FM	Knoxville, TN	1998	Rhythmic Contemporary Hits	5		17	A

Boise, ID
KGEM-AM	Boise, ID	1998	Adult Standards	23.	+	25	B
KJOT-FM	Boise, ID	1998	Rock	15	+	25	C
KQXR-FM	Boise, ID	1998	Alternative Rock	9	+	25	C1
KTHI-FM	Caldwell, ID	1998	Classic Hits	5		25	C
KRVB-FM	Nampa, ID	2000	Adult Alternative	14		25	C
KCID-AM	Caldwell, ID	1998	Oldies	20	+	25	C

Wichita, KS
KFDI-FM(5)	Wichita, KS	1999	Country	1		20	C
KICT-FM(5)	Wichita, KS	1999	Rock	5		20	C1
KFXJ-FM(5)	Augusta, KS	1999	Classic Rock	5		20	C2
KFTI-AM	Wichita, KS	1999	Traditional Country	13	+	20	B
KYQQ-FM	Arkansas City, KS	1999	Regional Mexican	17	+	20	C
KFTI-FM	Newton, KS	2000	Classic Country	15		20	C1

Springfield, MO
KSGF-AM/FM	Springfield, MO/ Ash Grove, MO	1999/2003	News/Talk (Simulcast)	3	+	17	B/C3
KTTS-FM	Springfield, MO	1999	Country	1		17	C
KSPW-FM	Sparta, MO	1999	Contemporary Hits	3	+	17	C2
KZRQ-FM	Mt. Vernon, MO	2003	Active Rock	15		17	C3

Tulsa, OK
KFAQ-AM(5)	Tulsa, OK	1999	Talk	7		26	A
KVOO-FM(5)	Tulsa, OK	1999	Country	3		26	C
KXBL-FM(5)	Henryetta, OK	1999	Classic Country	9		26	C1

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2008 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Sunday between 6:00 a.m. and midnight. A “+” indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2008 Arbitron ratings book. In order to be qualified to be reported, a station must have received five or more minutes of listening in at least 10 diaries in the market from midnight to midnight, Monday through Sunday, during the survey period.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	WKTI-AM did not qualify to be reported in the Fall 2008 Arbitron ratings book.

(5)	Stations that are broadcasting in digital.

We employ a variety of sales-related and programming strategies. Our sales-related strategy includes maximizing our share of the local advertisers’ advertising spending. We believe development of local station clusters allows us to maximize market share because it allows us to offer a variety of format alternatives to appeal to a broader range of local advertisers. Our programming strategy includes developing and retaining local on-air talent to drive ratings. We have long-term contracts with many of our on-air personalities. In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Bucks and Milwaukee Brewers, and arranges a statewide radio network for the broadcast of their games.

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

We have aligned our radio stations in clusters within a market, in many cases building out the cluster around a lead station. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster. We are currently broadcasting 17 radio stations in digital.

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

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX). The second category comprises stations affiliated with more recently developed national networks, such CW and MyNetwork TV (MNT). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising sold by us.

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

Printing Services

Our printing services business is conducted through our wholly owned subsidiary IPC Print Services, Inc. (IPC). Our printing services business accounted for 12.0% of our revenue for the year ended December 28, 2008. See Management’s Discussion and Analysis and Note 12 to our Consolidated Financial Statements for additional financial information regarding our printing services business.

IPC, which was founded in 1949 and acquired by us in 1992, provides a wide range of printing services including complete production of magazines, professional journals and documentation material, as well as distribution solutions and fulfillment. The foundation of our printing business includes printing scientific, medical and technical journals and magazines. We generally utilize conventional and electronic pre-press processes, web-and sheet-fed printing and complete bindery and finishing in our production processes. All of these markets are served through our direct national sales force or by the use of print brokers.

The printing services industry is highly competitive and generally characterized by low operating margins. As a result, we maintain control over our costs and ensure we align our cost base to changes in our revenue streams. We consistently seek opportunities to grow revenue through existing or new business.

Dell Computer Corporation (Dell) accounted for 10.9% and 10.7% of our printing services revenue in 2008 and 2007, respectively. We believe our revenue from Dell will be significantly reduced in early 2009 and eventually end in mid-2009.

Industry and Competition

The printing services industry continues to experience consolidation. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than us in size with broader product offerings. The major competitive factors that impact our printing services business are price and schedule flexibility, paper prices, oil prices, United States Postal Service (USPS) rates, customer service and finished products quality, time to market and distribution capabilities.

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

The vast majority of our customers rely on advertising spending and subscriptions, both of which can be impacted by economic conditions. We closely watch trends affecting our customer base to ensure that we are appropriately aligning our resources and costs.

Other

Our other business consists of our direct marketing services business, PrimeNet, and corporate intercompany eliminations and corporate expenses, and accounted for 5.1% of our revenue for the year ended December 28, 2008. See Management’s Discussion and Analysis and Note 12 to our Consolidated Financial Statements for additional financial information regarding our direct marketing services business and corporate expenses and eliminations.

Our direct marketing business provides direct marketing support services to major brands and marketers of automotive, retail, publishing, financial and other services in the United States and Canada. Our direct marketing business is committed to providing innovative data, print and mail solutions that are on time and right.

Compliance with Environmental Laws

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. In 2008, we paid a $0.2 million assessment by the Environmental Protection Agency related to NorthStar Print Group, Inc., which was sold in January 2005. Compliance with existing or new environmental laws and regulations may require us to make future expenditures.

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

Broadcast Licenses/Renewals

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses, and we are not currently aware of any facts that would prevent their renewal. On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the FCC asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area (DMA), including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. In June 2007, the FCC issued an Order denying MPIMC’s Petition. In July 2007, MPIMC filed a Petition for Reconsideration with the FCC requesting it to reconsider the denial of MPIMC’s Petition to Deny. We opposed MPIMC’s Petition for Reconsideration and in July 2008, the FCC issued a decision denying the Petition for Reconsideration. In August 2008, MPIMC filed a second Petition for Reconsideration of the FCC’s June 2007 Order. We filed an Opposition to MPIMC’s Second Petition in August 2008. The matter remains pending. We believe the petition is without merit and will continue to defend against it vigorously.

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

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the Newspaper Broadcast Cross-Ownership Rule; the

Local Radio Ownership Rule; the Radio-Television Cross-Ownership Rule; the Dual Network Rule; and the Local Television Ownership Rule. In 2003 the FCC completed a comprehensive review of its ownership rules and adopted revised rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties sought reconsideration of the new rules and others filed judicial appeals. The U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003. Then, in an opinion issued on June 24, 2004, the court remanded most of the revised rules to the FCC for additional analysis and justification. On December 18, 2007, the FCC adopted an Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty. The FCC declined to make changes to any other broadcast ownership rules. The FCC’s Order states that newspaper broadcast combinations that were grandfathered in 1975 when the newspaper-broadcast cross-ownership rule was adopted, including our Milwaukee operations, will continue to be grandfathered. The FCC’s Order is subject to reconsideration and appeal. At this time, it is impossible to predict whether the new rule will ultimately go into effect. The FCC’s ownership rules are briefly summarized below.

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

Obscenity, Indecency and Profanity

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Recently, the FCC has begun enforcing its indecency rules more vigorously and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts.

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

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. From time to time, our television and radio stations receive letters of inquiry and notices of proposed forfeitures from the FCC alleging that they have broadcast indecent material. We do not believe that broadcasts identified in any currently pending complaints violate the indecency standards.

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

Digital Television

The FCC has taken several actions to implement HDTV service. The transition from analog to digital format will (i) enable stations to transmit high-definition television or several streams of standard definition television and data simultaneously, and (ii) reduce the amount of spectrum needed for broadcast television to the spectrum located between what are now television channels 2 through 51 (called the “core spectrum”). During the digital television transition period, all established television stations have been allocated a separate 6-megahertz channel on which to conduct digital operations and the FCC has attempted to provide digital television coverage areas that are comparable to Stations’ existing service areas. As part of the transition to digital broadcasting, all full power commercial television stations are required to transmit a digital signal 100% of the time they are transmitting an analog signal. All of our full power television stations are broadcasting analog and digital signals.

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

Congress has directed that the transition to HDTV be completed by June 12, 2009. After the transition, broadcasters will be required to return one of their two assigned channels to the FCC and broadcast exclusively in digital format. In a 2004 order, the FCC established procedures for stations to elect which of their two currently-assigned 6-megahertz channels they will retain for their permanent digital operations at the conclusion of the digital television transition period. In December 2007, the FCC released an order establishing additional rules related to the transition to digital television. These rules imposed (i) obligations on stations to report to the FCC on the status of construction of digital facilities (ii) construction deadlines, and (iii) new interference standards for stations seeking to improve their digital signals.

The effect digital broadcasting will have on us remains to be seen. Like other television broadcasters, we have made substantial capital investments in digital transmission equipment in order to meet the FCC’s mandates. We are broadcasting programs on a secondary digital channel in several of our markets and we are continuing to explore the opportunities provided by digital broadcasting, which remain in their formative stage. We are unable to predict the effect the cessation of analog broadcasting will have on viewership of our stations.

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

Children’s Television Programming.    Federal legislation and FCC rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years and younger, and require stations to broadcast three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. Beginning in 2007, FCC rules require television stations to broadcast E/I programming on each additional digital multicast program stream transmitted, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of internet addresses of websites that contain or link to commercial material or that use program characters to sell products.

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

Employees

As of December 28, 2008, we and our subsidiaries had approximately 2,700 full-time and 1,300 part-time employees compared to approximately 3,000 full-time and 1,500 part-time employees at December 30, 2007. Currently, there are 12 bargaining units representing approximately 700 (or approximately 18%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Ten of these agreements have expired or will expire within the next two years. An agreement covering 40 employees of our broadcasting business expired in February 2008 and another agreement covering 197 employees of our daily newspaper expired on December 31, 2008. These employees continue to work without a contract. The majority of employees covered by a collective bargaining agreement work at the daily newspaper.

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

Approximately 70% of our revenue in 2008 was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations. Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy. The merger or consolidation of advertisers also generally leads to a reduced amount of collective advertising spending. A recession or economic downturn, as we are currently experiencing, as well as a consolidation of advertisers, has had, and in the future could continue to have, an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time. For example, the threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a negative impact on our broadcast results due to reduced spending levels by some advertisers, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks during their continuous coverage of the war. As a result, the war in Iraq, additional terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected. This is especially true with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and about 40 websites, and, collectively, from which we derived approximately 48.1% of our revenue in 2008.

Our diversified media businesses operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing newspapers, radio and television stations or other types of media competitors, as well as through consolidation of media competitors or changes in advertisers’ media buying strategies.

Our diversified media businesses operate in highly competitive markets. Our newspapers, shoppers, radio stations, television stations and internet sites compete for audiences and advertising revenue with other newspapers, shoppers, radio stations, television stations and internet sites as well as with other media such as magazines, cable television, satellite television, satellite radio, outdoor advertising, direct mail and the evolving on-line advertising space. Some of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do or, even if smaller, the ability to create on-line niche products and communities and may respond faster or more aggressively to changing competitive dynamics. This competition has intensified as a result of digital media technologies. While the amount of advertising in our internet sites has continued to increase, we have experienced, and in the future may continue to experience, a decrease in advertising revenues if we are unable to attract advertising to our internet sites in volumes and prices sufficient to offset decreases in advertising in our traditional media products, for which rates are generally higher than for internet advertising.

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

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods. Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season. Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising. Our quarterly revenue also varies based on the dynamics of the television broadcast industry. In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising significantly increases. Also, since NBC has exclusive rights to broadcast the Olympics through 2012, our NBC affiliated stations experience increased viewership and revenue during Olympic broadcasts in the first or third quarters of the years in which the Olympics are held. Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, changes in the buying strategies of advertisers and general economic factors. These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

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

The basic raw material for newspapers and shoppers is newsprint. Our newsprint consumption related to our publications totaled $24.8 million in 2008, which was 10.2% of our total publishing revenue. We currently purchase our newsprint primarily from a single supplier, with our current pricing agreement ending in December 2011. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

Changes relating to consumer information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Public concern over methods of information gathering has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information. Our publishing business relies in part on telemarketing sales, which are affected by recent “do not call” legislation at both the federal and state levels. We also engage in e-mail marketing and the collection and use of consumer information in connection with our publishing and broadcasting businesses and our growing internet efforts. Further legislation, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide information to our customers or otherwise utilize telemarketing or e-mail marketing, and could adversely affect our results of operations.

If we are unable to respond to changes in technology and evolving industry standards, our radio stations may not be able to effectively compete.

The broadcast media industry is subject to the emergence of new media technologies and evolving industry standards. Several new technologies are being developed and/or utilized that may compete with our radio stations, including:

•	audio programming by cable television systems, direct broadcast satellite systems, personal communications and wireless systems, internet content providers and other digital audio broadcast formats;

•	satellite digital audio radio service, with sound quality comparable to that of compact discs and that provide numerous niche formats;

•	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us;

•	expanded approval of low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas; and

•	enhanced capabilities of cell phones, MP3 players, and other mobile devices.

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

New technologies could also adversely affect our television stations. Programming alternatives such as cable, direct satellite-to-home services, mobile media services, pay-per-view, on-demand programming, the internet and home video and entertainment systems have fractionalized television viewing audiences. Over the past decade, cable television programming services have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable television and other technological changes, including the recent entry by certain of the regional Bell operating companies into the video services delivery market, has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming. The enhanced video and audio capabilities of cell phones, MP3 players and other mobile devices also has the potential to affect television viewership.

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

As part of the conversion from analog to digital broadcasting, our television stations will be required to cease analog broadcasts at the end of the transition, which was scheduled to occur February 17, 2009 and has now been delayed to June 12, 2009. We are unable to predict the effect of the cessation of analog broadcasting on viewership.

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels or if the networks we are affiliated with terminate or do not renew our agreements, our advertising revenues, financial condition and results of operations may be adversely affected.

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements. We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including one of our low-power stations) are parties to affiliation agreements with ABC, three with NBC, two with FOX, one with CBS and one with CW, failures of ABC, NBC, FOX, CBS or CW network programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations. In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all. The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.

Changes in the relationship of television networks with their affiliates and other content providers and distribution channels also could affect our results of operation. For example, networks and other content providers recently have begun to sell programming content through new distribution channels and offer viewers the ability to watch programs on-demand, rather than on an established “live” television broadcast schedule.

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

Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Pursuant to FCC rules, our broadcast license for station WTMJ-TV that expired in 2005 remains in effect pending processing by the FCC of its timely filed renewal application. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. We cannot assure you that our future renewal applications will be approved, or that the renewals, even if granted, will not include conditions or qualifications that could adversely affect our operations. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it.

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

The radio and television broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest. Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a television or radio station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market. In response to a court order and to satisfy its statutory obligation to conduct a quadrennial review of its media ownership rules, the FCC undertook further review of changes to its ownership rules adopted in 2003 (the effectiveness of which had been stayed pending judicial review). In December, 2007, the FCC adopted an order relaxing only the newspaper broadcast cross-ownership rule and declining to make changes in its other broadcast ownership rules. Requests for reconsideration and judicial review of the FCC’s decision to relax the newspaper broadcast cross-ownership rule in the top twenty markets have been filed and are pending. It is impossible to predict the outcome of this further review.

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

Our printing services business, as well as our direct marketing business, has been negatively impacted from time to time during the past years by postal rate increases. Rate increases may result in customers mailing fewer pieces with reduced page counts. The USPS most recently announced an increase in postal rates effective May 2009, and has implemented a policy of annual cost of living increases with the cost of postage that are targeted to be implemented in May each year. Additionally, the amount of mailings could be reduced in response to disruptions in and concerns over the security of the United States mail system. Such responses by customers could negatively impact us by decreasing the amount of printing and direct marketing services or other services that our customers purchase from us, which could result in decreased revenue.

Material cost increases could lead to reduced volumes of business.

Our printing services business has been negatively affected by increases in the cost of raw materials, such as paper, ink, chemicals and packaging. These price increases are often passed along to our customers and, in turn, our customers have reduced the number of pieces they mail and/or the number of pages they have us print. Such cost increases may continue to result in customers mailing fewer pieces and/or reducing the number of pages they have us print.

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

Changes in economic conditions in the markets we serve may produce volatility in demand for our products and services.

Customers of our printing services business and our direct marketing services business may reduce their spending during economic downturns; a recession or economic downturn has had and may continue to have an adverse effect on our financial condition and results of operations.

Other Business Risks

Our business has been and may be in the future negatively affected by an impairment charge of goodwill, broadcast licenses or other intangible assets.

Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results and a further decline in our stock price, we performed interim impairment testing of goodwill and intangible assets as of September 28, 2008. As a result of the testing, we recorded a pre-tax, non-cash impairment charge related to four television and 13 radio broadcast licenses of $38.8 million. Due to the continuation of the downturn in the economy that adversely impacted our fourth quarter 2008 operating results and caused us to significantly reduce our expected cash flows for 2009 and beyond, and further declines in the market value of our common stock, we performed an interim impairment test as of December 28, 2008 on goodwill relating to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations. As a result of the fourth quarter interim testing, we recorded a pre-tax, non-cash impairment charge for goodwill of $245.9 million and a pre-tax non-cash impairment charge for eight television broadcast licenses and 24 radio broadcast licenses of $90.4 million. After such charges, as of December 28, 2008, we had a total of $132.1 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 24.3% of our total assets. The 2008 impairment charges had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

We may not be able to utilize deferred tax assets to offset future federal and state taxable income.

As of December 28, 2008, we had a total of $69.3 million of deferred tax assets on our balance sheet. We expect to utilize the deferred tax assets to reduce our consolidated federal and state income tax liabilities over a period of time not to exceed 20 years. However, we may not be able to fully utilize the deferred tax assets if our future federal and state taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, we may be required to record a valuation allowance against the deferred tax assets if we believe we are unable to utilize them, which would have an adverse effect on our financial condition and results of operations.

The current economic crisis and volatility in US credit markets could affect our financing arrangements.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our revolving credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely restrained. In addition, our ability to meet our credit agreement’s financial covenants may also be affected by events beyond our control, including a further deterioration of current economic and industry conditions, which could negatively affect our earnings. If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility. If the lenders take such action, we may be forced to amend the terms of the credit agreement, obtain a waiver or find alternative sources of capital. Because of the current volatility in US credit markets, obtaining new financing arrangements or amending our existing one may result in significantly higher fees and ongoing interest costs as compared to those in our current arrangement.

If we are unable to obtain alternative sources of capital, it may be necessary to significantly restructure our business operations or sell assets, or, in the event of a prolonged and extensive economic decline, seek bankruptcy protection.

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

Currently, there are 12 bargaining units representing approximately 700 (or approximately 18%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Ten of these agreements have expired or will expire within the next two years. An agreement covering 40 employees of our broadcasting business expired in February 2008 and another agreement covering 197 employees of our daily newspaper expired on December 31, 2008. These employees continue to work without a contract. The majority of employees covered by a collective bargaining agreement work at the daily newspaper. We cannot assure you the results of negotiations of future collective bargaining agreements or of negotiations related to reopening of collective bargaining agreements in order to reduce our labor costs or achieve other objectives will be negotiated without interruptions in our businesses. We cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have a material adverse effect on our financial condition and results of operations. We also cannot assure you the impact of future collective bargaining agreements will not have an adverse impact on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good conditions, and suitable for present operations. There are no material encumbrances on any of our owned properties or equipment. The following are the principal properties operated by us and our subsidiaries and the approximate square footage, as December 28, 2008.

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI(1)	522,000	41,000
West Milwaukee(2)	479,000	—
Cedarburg, WI	17,000	—
Waukesha, WI	34,000	—
Wauwatosa, WI	18,000	—
Sturtevant, WI	—	10,000
Madison, WI	—	8,000
Menomonee Falls, WI	12,000	—
Waupaca, WI(7)	93,000	—
Hartland, WI	13,000	9,000
Mukwonago, WI	—	6,000
Elkhorn, WI	—	5,000
Waterford, WI	—	5,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	7,000	—
Clintonville, WI	6,000	—
Antigo, Beaver Dam, Fond du Lac, Iola, Jefferson, Johnson Creek, Marshfield, Menasha, Merrill, Muskego, Oconomowoc, Oshkosh, Port Washington, Seymour, Sheboygan, Stevens Point, Wausau, Wisconsin Rapids and Wittenberg, WI	9,000	52,000
Venice, Orange Park, Sarasota and Ponte Vedra, FL	—	13,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI(3)	109,000	—
Green Bay, WI	22,000	2,000
Las Vegas, NV	33,000	—
Lansing, MI	2,000	11,000
Palm Springs, CA	19,000	1,000
Omaha, NE	62,000	—
Tucson, AZ(8)	29,000	10,000
Knoxville, TN(4)	26,000	—
Boise, ID	49,000	13,000
Wichita, KS(5)	23,000	6,000
Springfield, MO	2,000	9,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	25,000	1,000
Mount Bigelow, AZ	2,000	—

Printing services
Offices, printing plants and warehouses located in:
St. Joseph, MI(3)	—	208,000

	Owned	Leased
Direct marketing services
Offices, plants and warehouses located in:
St. Paul, MN(3)	—	87,000
Clearwater, FL	—	45,000

Discontinued operations
Printing plant located in:
Green Bay, WI(6)	40,000	—

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.’s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution, and transportation operations of the Milwaukee Journal Sentinel.

(3)	Includes our business operations’ headquarters.

(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2012 and 9,000 square feet not in use.

(5)	Includes 4,700 square feet not in use.

(6)	Property to be sold to Multi-Color Corporation, in connection with the 2005 sale of the assets of NorthStar Print Group, Inc., upon the achievement of certain environmental standards. The property is currently being leased to Multi-Color.

(7)	Includes 20,000 square feet not in use.

(8)	Lease covering 10,000 square feet expired on December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 26, 2009.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	58
Douglas G. Kiel	President	60
Elizabeth Brenner	Executive Vice President	54
Andre J. Fernandez	Executive Vice President, Finance & Strategy and Chief Financial Officer	40
Mary Hill Leahy	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	54
Anne M. Bauer	Vice President and Controller	44
James P. Prather	Vice President	51
Karen O. Trickle	Vice President and Treasurer	52
Kenneth L. Kozminski	Vice President	43
Mark J. Keefe	Vice President	49
Steven H. Wexler	Vice President	48

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

Andre J. Fernandez is Executive Vice President, Finance & Strategy and Chief Financial Officer. Mr. Fernandez was elected Executive Vice President in October 2008 and Chief Financial Officer in November 2008. Prior thereto, Mr. Fernandez held various financial leadership positions with the General Electric Company (GE) since 1997, and most recently served as Senior Vice President, Chief Financial Officer and Treasurer for Telemundo Communications Group, Inc., a U.S. Spanish-language television network and a wholly-owned division of NBC Universal. NBC Universal is 80-percent owned by GE.

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

Anne M. Bauer is Vice President and Controller. Ms. Bauer was elected Vice President and Controller in June 2000. She was Controller from January 1999 to June 2000 and Assistant Controller from January 1995 to January 1999.

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

Class B shares are primarily held by our current and former employees and Grant family shareholders. These shares are entitled to ten votes per share. Each class B share is convertible into one class A share at any time, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our amended and restated articles of incorporation. As of February 26, 2009, there were 8,676,705 class B shares held by our subsidiary, The Journal Company. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our amended and restated articles of incorporation.

Class A shares are listed for trading on the New York Stock Exchange under the symbol “JRN.” Class A shareholders are entitled to one vote per share.

In February 2005, April 2006, May 2007, October 2007 and May 2008, our Board of Directors authorized the repurchase of up to 5.0 million shares of our class A common stock in each authorization over the following 18 months, with the April 2006 and May 2007 authorizations subsequently amended to permit the purchase of 3.2 million class B shares from Matex, Inc. Under the authorizations, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. In 2006, we completed our repurchases pursuant to the February 2005 authorization. We completed our repurchases pursuant to the April 2006 authorization in August 2007 and we completed our repurchase pursuant to the May 2007 authorization in December 2007. As part of these repurchases, on August 22, 2007, we repurchased 3.2 million of our class B shares from Matex, Inc. for $32.0 million, or $10.00 per share. Through December 30, 2007, we repurchased 0.9 million of our class A shares pursuant to our October 2007 authorization and we completed our repurchases pursuant to this authorization in March 2008. Repurchases pursuant to the October 2007 and the May 2008 authorizations, by fiscal period, for 2008 were as follows:

	Class A Shares Repurchased	Average Price	Cumulative Number of Shares Repurchased	Shares That May Yet Be Repurchased
Through Dec. 30, 2007			15,872,400	4,127,600
Period 1 (4 weeks ended Jan. 27, 2008)(1)	1,327,600	$7.92	17,200,000	2,800,000
Period 2 (4 weeks ended Feb. 24, 2008)(1)	484,200	7.62	17,684,200	2,315,800
Period 3 (5 weeks ended Mar. 30, 2008)(1)	2,315,800	7.05	20,000,000	—
Period 4 (4 weeks ended Apr. 27, 2008)	—	—	20,000,000	—
Period 5 (4 weeks ended May 25, 2008)(2)	686,000	5.89	20,686,000	4,314,000
Period 6 (5 weeks ended June 29, 2008)(2)	1,091,200	5.51	21,777,200	3,222,800
Period 7 (4 weeks ended July 27, 2008)(2)	573,000	4.66	22,350,200	2,649,800
Period 8 (4 weeks ended Aug. 24, 2008)	—	—	22,350,200	2,649,800
Period 9 (5 weeks ended Sept. 28, 2008)(2)	271,000	4.99	22,621,200	2,378,800
Period 10 (4 weeks ended Oct. 26, 2008)(2)	8,300	5.00	22,629,500	2,370,500
Period 11 (4 weeks ended Nov. 23, 2008)	—	—	22,629,500	2,370,500
Period 12 (5 weeks ended Dec. 28, 2008)	—	—	22,629,500	2,370,500

(1)	Shares repurchased pursuant to our October 2007 authorizations.

(2)	Shares repurchased pursuant to our May 2008 authorizations.

In October 2008, given the challenging economic environment, we suspended our share repurchase program.

As of February 26, 2009, there were 1,868 holders of class B common stock, 246 record holders of Class A common stock and 13 record holders of class C common stock. We have no outstanding shares of preferred stock.

The high and low sales prices of our class A common shares for the four quarters of 2008 and 2007 as reported on the New York Stock Exchange and the dividends declared per class A and Class B common share for the four quarters of 2008 and 2007 were as follows:

	2008			2007
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$9.11	$6.37	$0.080	$13.56	$12.44	$0.075
Second Quarter	7.60	4.69	0.080	14.00	12.67	0.075
Third Quarter	5.97	4.34	0.080	13.53	9.19	0.075
Fourth Quarter	5.22	1.27	0.080	10.04	8.07	0.075

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions. Our board of directors reviews these factors at each quarterly board of directors meeting. Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than approximately $0.57 per year.

On February 10, 2009, our board of directors declared a quarterly dividend of $0.02 per share on all of our class A and class B shares held of record as of the close of business on February 24, 2009. The quarterly dividend will be paid on March 6, 2009. Our board made the decision to reduce the dividend in order to help maintain financial flexibility in this difficult economic environment. If conditions do not improve, our board may suspend the dividend on class A and class B shares in the future. The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009.

The terms of our credit facility provide that we cannot make distributions or dividends (other than distributions or dividends payable solely in stock) if an event of default under our credit facility then exists or would result therefrom.

Stock Performance Information

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filings.

The following graph compares, on a cumulative basis, changes in the total return on our class A common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations. Our peer group is comprised of Belo Corp., Gannett, Inc., Lee Enterprises, Inc., McClatchy Newspapers, Inc., The New York Times Company, The E.W. Scripps Company, Media General, Inc., and The Washington Post Company. This graph assumes the investment of $100.00 on December 31, 2003 and the reinvestment of all dividends since that date.

	12/03	12/04	12/05	12/06	12/07	12/08
Journal Communications, Inc.	$100.00	$98.76	$77.33	$71.78	$53.44	$15.72
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	137.98	119.84	119.63	97.56	18.19

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The selected financial data for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 and as of December 28, 2008, and December 30, 2007 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 25, 2005 and December 26, 2004 and as of December 31, 2006, December 25, 2005 and December 26, 2004 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Three regional publishing and printing operations of our community newspapers and shoppers business, Norlight Telecommunications, Inc. and NorthStar Print Group, Inc. have been reflected as discontinued operations in all years presented.

	2008(1)	2007(2)	2006	2005(3)	2004(4)
	(dollars and shares in thousands, except for per share amounts)
Statement of Operations Data
Revenue	$544,931	$582,654	$628,763	$581,700	$586,740
Operating costs and expenses	492,524	503,866	524,163	506,496	503,454
Goodwill and broadcast license impairment(5)	375,086	—	—	—	—

Operating (loss) earnings	(322,679)	78,788	104,600	75,204	83,286
Total other income and (expense)(5)	(8,164)	(9,144)	(15,570)	(3,798)	(2,057)

Earnings (loss) from continuing operations before income taxes	(330,843)	69,644	89,030	71,406	81,229
Provision (benefit) for income taxes(5)	(106,040)	26,626	35,247	28,234	32,421

Earnings (loss) from continuing operations	(224,803)	43,018	53,783	43,172	48,808
Gain from discontinued operations, net of taxes	400	67,060	10,590	23,071	29,672

Net earnings (loss)(5)	$(224,403)	$110,078	$64,373	$66,243	$78,480

Diluted weighted average shares outstanding	51,917	66,809	71,985	75,415	77,387

Diluted – Class A and B common stock:
Continuing operations	$(4.37)	$0.65	$0.75	$0.57	$0.63
Discontinued operations	0.01	1.00	0.14	0.31	0.38

Net earnings	$(4.36)	$1.65	$0.89	$0.88	$1.01

Cash dividends
Class C	$0.57	$0.57	$0.57	$0.57	$0.57
Class B	$0.32	$0.30	$0.26	$0.26	$0.26
Class A	$0.32	$0.30	$0.26	$0.26	$0.26
Segment Data
Revenue:
Publishing	$241,972	$266,142	$284,894	$296,539	$295,301
Broadcasting	209,914	218,118	238,536	168,316	172,073
Printing Services	65,201	69,377	66,956	72,463	76,308
Other	27,844	29,017	38,377	44,382	43,058

Total revenue	$544,931	$582,654	$628,763	$581,700	$586,740

	2008(1)	2007(2)	2006	2005(3)	2004(4)
	(dollars in thousands)
Operating earnings (loss):
Publishing	$(2,792)	$31,040	$34,835	$39,224	$40,661
Broadcasting	(322,706)	41,349	65,887	35,094	44,404
Printing Services	2,424	5,932	2,600	2,324	(367)
Other	395	467	1,278	(1,438)	(1,412)

Total operating earnings (loss)	$(322,679)	$78,788	$104,600	$75,204	$83,286

Other Financial Data
Depreciation(5)	$27,438	$27,407	$27,080	$24,343	$25,143
Amortization(5)	$1,998	$1,961	$1,998	$936	$1,229
Adjusted EBITDA(5)	$81,843	$108,156	$133,678	$100,483	$109,658
Capital expenditures	$22,225	$35,906	$21,735	$19,352	$21,978
Cash dividends	$18,527	$20,445	$19,433	$20,289	$20,792
Cash Flow Data
Net cash provided by (used for):
Operating activities	$71,791	$66,641	$89,731	$77,467	$91,042
Investing activities	$(47,416)	$160,271	$(11,657)	$(221,880)	$(64,792)
Financing activities	$(26,670)	$(178,634)	$(91,893)	$130,815	$(66,763)
Discontinued operations	$79	$(49,945)	$14,878	$14,088	$38,477
Balance Sheet Data
Property and equipment, net	$221,158	$224,691	$218,103	$225,920	$205,354
Intangible assets, net	$132,111	$481,769	$455,120	$477,010	$274,790
Total assets	$542,599	$856,967	$955,258	$984,666	$747,175
Total debt	$215,090	$178,885	$235,000	$274,545	$70,310
Shareholders’ equity	$168,062	$487,562	$480,892	$484,068	$489,495

(1)	On January 9, 2008, we completed the purchase of the Iola Herald and Manawa Advocate in Waupaca County, Wisconsin. On January 28, 2008, we completed the purchase of My Network affiliate KPSE-LP, Channel 50, in Palm Springs, California. On March 19, 2008, we completed the purchase of the Clintonville Shopper’s Guide and the Wittenberg Northerner Shopping News in Waupaca County, Wisconsin. On July 22, 2008, we completed the purchase of CW Network affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona. On October 6, 2008, we completed the purchase of Waupaca Publishing Company in Waupaca, Wisconsin.

(2)	On March 27, 2007, we completed the purchase of the KMTV-TV FCC license.

(3)	Includes Fort Myers, Florida television station WFTX-TV and Tucson, Arizona Television station KGUN-TV, and a local marketing agreement for Omaha, Nebraska television station, KMTV-TV, from December 5, 2005, the date we acquired these television stations.

(4)	Includes Green Bay, Wisconsin television station WGBA-TV and a local marketing agreement between WGBA-TV and WACY-TV from October 6, 2004, the date we acquired these television stations.

(5)	We define adjusted EBITDA as net earnings (loss) excluding gain from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization and non-cash impairment charges. Management uses adjusted EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA:

	2008(1)	2007(2)	2006	2005(3)	2004(4)
	(dollars in thousands)
Net earnings (loss)	$(224,403)	$110,078	$64,373	$66,243	$78,480
Gain from discontinued operations, net	(400)	(67,060)	(10,590)	(23,071)	(29,672)
Provision (benefit) for income taxes	(106,040)	26,626	35,247	28,234	32,421
Total other expense, net	8,164	9,144	15,570	3,798	2,057
Depreciation	27,438	27,407	27,080	24,343	25,143
Amortization	1,998	1,961	1,998	936	1,229
Goodwill and broadcast license impairment	375,086	—	—	—	—

Adjusted EBITDA	$81,843	$108,156	$133,678	$100,483	$109,658

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 28, 2008, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include approximately 120 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in automotive advertising (driven primarily by the domestic automobile industry), reductions in retail and classified ROP advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the internet), circulation declines and online competition have negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. These conditions, along with a weakening economy, persisted in 2008 and we expect them to continue in future periods.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political advertisers and to a lesser extent from barter, digital revenues, retransmission fees, network compensation and other revenues. The broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressures now impacting local and national economies, primarily in the housing, automobile and retail segments.

Our publishing business was challenged in 2008 due to the continued softening of business conditions driven by the secular and cyclical influences affecting the newspaper industry. Classified advertising revenue, specifically for employment, real estate and automotive, decreased $15.0 million in 2008 compared to 2007. Retail advertising also decreased in 2008 compared to 2007 with weakness in a number of categories, including automotive, home improvement, finance/insurance, furniture and furnishings, real estate and department store categories. Interactive revenue increased 9.7% to $14.9 million at our publishing businesses in 2008 compared to $13.6 million in 2007. Our publishing business recorded a $16.7 million non-cash impairment charge for goodwill and $4.6 million for workforce reduction charges in 2008. Our publishing business experienced a 15.9% increase in newsprint pricing in 2008 and newsprint costs increased $0.4 million compared to 2007. Partially offsetting the increase in newsprint pricing, our consumption decreased by 12.4% due to decreases in ROP advertising, average net paid circulation and a decrease in waste. Our publishing business focused on expense controls and, despite the newsprint increase and excluding the non-cash impairment charge and workforce reduction charges, total operating expenses decreased by 5.0% in 2008 compared to 2007. The expense decrease was primarily due to a decrease in payroll and employee benefit costs.

Revenue from broadcasting in 2008 decreased 3.8% due to decreases in local and national advertising revenue, partially offset by increases in political and issue and Olympic advertising revenue and an increase in revenue from our newly acquired television stations, KPSE-LP and KWBA-TV, in Palm Springs, CA and Sierra Vista, AZ (Tucson market), respectively. Our broadcasting business recorded a $358.4 million non-cash impairment charge for goodwill and broadcast licenses and a workforce reduction charge of $0.5 million in 2008. Total revenue and operating expenses were $2.1 million and $2.0 million, respectively, related to our newly acquired television stations. Excluding the non-cash impairment and workforce reduction charges, total operating expenses decreased 1.7% in 2008 compared to 2007, including the newly acquired stations, as we remained diligent in focusing on cost reductions.

Revenue at our printing services business decreased 6.0% in 2008 compared to 2007 primarily due to a decrease in revenue from printing catalogs and documentation materials. Operating earnings at our printing services business decreased primarily due to the decrease in revenue. Revenue at our direct marketing services business decreased 4.0% in 2008 compared to 2007 primarily due to a decrease in mailing services revenue. The operating loss at our direct marketing services business narrowed in 2008 compared to 2007 primarily due a decrease in operating costs and expenses due to the decrease in revenue and a decrease in payroll and benefit costs.

Intangible Asset Impairment Tests

Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results of operations and a further decline in our stock price, we performed an interim impairment test as of September 28, 2008 on goodwill relating to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations. We applied the interim impairment testing provisions in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Our interim impairment tests in the third quarter of 2008 indicated there was no goodwill impairment; however, four television broadcast licenses and 13 radio broadcast licenses were impaired. We recorded a $38.8 million non-cash impairment charge in the third quarter of 2008.

We perform our annual impairment test on our indefinite-lived intangible assets, including goodwill related to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations, as of the beginning of the fourth quarter. Since the third quarter interim impairment test was performed as of the end of the third quarter, the third quarter results were used to satisfy the annual testing requirement. However, due to the continuation of the downturn in the economy that adversely impacted our fourth quarter operating results and caused us to significantly reduce our expected cash flows for 2009 and beyond, and further declines in the market value of our common stock, we performed an interim impairment test as of December 28, 2008 on goodwill relating to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations. Our interim impairment tests in the fourth quarter of 2008 indicated goodwill impairment due to a decline in our expected cash flows and further impairment of our television and radio broadcast licenses due to a decline in projected market revenues and increases in discount rates. We recorded a $245.9 million non-cash impairment charge for goodwill at our publishing and broadcasting reporting units and a $90.4 million non-cash impairment charge for eight television broadcast licenses and 24 radio broadcast licenses in the fourth quarter of 2008.

For purposes of testing the carrying values of goodwill related to our reporting units, we determined fair value by using an income and a market valuation approach. The income approach uses expected cash flows for each reporting unit. The cash flows were then discounted for risk and time value. In addition, the present value of the projected residual value was estimated and added to the present value of the cash flows. The market approach was based on price multiples of publicly traded stocks of comparable companies to derive fair value. Each approach was weighted equally to determine a fair value estimate of each reporting unit.

We based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and our reporting units requires inputs and assumptions (i.e. market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. If expected cash flows of our community newspapers and shoppers reporting unit continues to deteriorate and management concludes expected cash flows will not improve within a reasonable period of time, we may be required to recognize a goodwill impairment charge in future periods, which could have an adverse impact on our financial condition and results of operations.

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value. The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces. These variables include, but are not limited to: the forecasted growth rate of each market, (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start-up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values. Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

Results of Operations

2008 compared to 2007

Continuing Operations

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, goodwill and broadcast license impairment and total operating earnings (loss) as a percent of total revenue for 2008 and 2007:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue
	(dollars in millions)
Continuing operations:
Revenue:
Publishing	$242.0	44.4%	$266.1	45.7%
Broadcasting	209.9	38.5	218.1	37.4
Printing services	65.2	12.0	69.4	11.9
Other	27.8	5.1	29.1	5.0

Total revenue	544.9	100.0	582.7	100.0
Total operating costs and expenses	318.0	58.4	323.0	55.4
Selling and administrative costs	174.5	32.0	180.9	31.1
Goodwill and broadcast license impairment	375.1	68.8	—	—

Total operating costs and expenses and selling and administrative expenses	867.6	159.2	503.9	86.5

Total operating earnings (loss)	$(322.7)	(59.2)%	$78.8	13.5%

The decrease in total revenue was due to a decrease in classified ROP advertising at our publishing businesses, a decrease in local advertising revenue at our television and radio stations, a decrease in retail ROP and preprint advertising at our publishing business, a decrease in national advertising revenue at our television and radio stations, a decrease in revenue from printing catalogs at our printing services business, a decrease in national ROP and preprint advertising revenue at our daily newspaper, a decrease in mailing services revenue at our direct marketing services business, and a decrease in direct marketing advertising revenue at our daily newspaper. These revenue decreases were partially offset by an increase in political and issue advertising revenue at our television and radio stations, an increase in commercial printing and commercial delivery revenue at our daily newspaper, an increase in Olympic advertising revenue at our NBC affiliated television stations and an increase in interactive advertising revenue at our publishing and broadcasting businesses.

The decrease in total operating costs and expenses was due to a decrease in payroll costs (excluding the workforce reduction charges in 2008 and 2007), a decrease in postage costs due to a decrease in direct marketing revenue, a decrease in material costs due to a decrease in revenue at our publishing and direct marketing services businesses, a decrease in pension costs and a decrease in outside printing costs at our daily newspaper due to the decrease in direct marketing advertising revenue. Partially offsetting these operating cost and expense decreases were operating costs and expenses related to our newly acquired television stations, KPSE-LP and KWBA-TV, and our newly acquired publications in Northern Wisconsin and Florida, workforce reduction charges across all of our businesses, an increase in depreciation expense due to our investment in digital and high-definition equipment and the new building constructed in Las Vegas, Nevada.

The decrease in selling and administrative expenses is primarily due to decreases in payroll and employee benefit costs across all of our businesses (excluding the workforce reduction charges), a decrease in advertising and promotion expenses at our publishing and broadcasting businesses, a decrease in depreciation expense and decreases due to various other cost reductions across all of our businesses. These expense decreases were partially offset by workforce reduction charges across all of our businesses, an increase in bad debt expense, an increase in legal fees, a gain on the sale of the Hartland, Wisconsin printing facility in 2007 and selling and administrative expenses related to our newly acquired television stations and publications.

We recorded $375.1 million non-cash impairment charges in 2008 for goodwill at our publishing and broadcasting reporting units and for eight television broadcast licenses and 26 radio broadcast licenses. We recorded a $0.4 million non-cash impairment charge for goodwill in 2007 at our direct marketing services business.

Our consolidated operating loss in 2008 was $322.7 million compared to operating earnings of $78.8 million 2007. The following table presents our operating earnings (loss) by segment for 2008 and 2007:

	2008	Percent of Total Operating Earnings	2007	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$(2.8)	0.9%	$31.0	39.4%
Broadcasting	(322.7)	100.0	41.4	52.5
Printing services	2.4	(0.8)	5.9	7.5
Other	0.4	(0.1)	0.5	0.6

Total operating earnings (loss)	$(322.7)	100.0%	$78.8	100.0%

The decrease in total operating earnings was primarily due to the $375.1 million non-cash impairment charges for goodwill and broadcast licenses and the decrease in revenue in our publishing, broadcasting, printing services and direct marketing services businesses.

Our consolidated adjusted EBITDA in 2008 was $81.8 million, a decrease of $26.3 million, or 24.3%, compared to $108.2 million in 2007. We define adjusted EBITDA as net earnings (loss) excluding gain from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization and non-cash impairment charges. Management uses adjusted EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for 2008 and 2007:

	2008	2007
	(dollars in millions)
Net earnings (loss)	$(224.4)	$110.1
Gain from discontinued operations, net	(0.4)	(67.1)
Provision (benefit) for income taxes	(106.0)	26.6
Total other expense, net	8.2	9.2
Depreciation	27.4	27.4
Amortization	1.9	2.0
Goodwill and broadcast license impairment	375.1	—

Adjusted EBITDA	$81.8	$108.2

The decrease in adjusted EBITDA is consistent with decreases in operating earnings in our broadcasting, publishing, printing services and other segments for the reasons described above.

Publishing

Revenue from publishing in 2008 was $242.0 million, a decrease of $24.1 million, or 9.1%, compared to $266.1 million in 2007. Operating loss from publishing in 2008 was $2.8 million compared to operating earnings of $31.0 million in 2007. We recorded a $16.7 million non-cash impairment charge for goodwill at our publishing reporting units in 2008. Excluding the non-cash impairment charge, operating earnings in 2008 would have been $13.9 million, a decrease of $17.1 million, or 55.1%, compared to 2007.

The following table presents our publishing revenue by category and operating earnings (loss) for 2008 and 2007:

	2008			2007
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$83.6	$27.7	$111.3	$90.3	$29.3	$119.6	(6.8)
Classified	43.4	5.7	49.1	58.1	6.0	64.1	(23.5)
National	7.6	—	7.6	9.2	—	9.2	(18.1)
Direct Marketing	3.4	—	3.4	4.4	—	4.4	(24.8)
Other	—	0.4	0.4	—	0.4	0.4	(0.5)

Total advertising revenue	138.0	33.8	171.8	162.0	35.7	197.7	(13.1)
Circulation revenue	50.5	1.3	51.8	51.2	1.1	52.3	(0.9)
Other revenue	14.9	3.5	18.4	12.2	3.9	16.1	14.4

Total revenue	$203.4	$38.6	$242.0	$225.4	$40.7	$266.1	(9.1)

Goodwill impairment	$2.9	$13.8	$16.7	$—	$—	$—	NA

Operating earnings (loss)	$10.4	$(13.2)	$(2.8)	$30.5	$0.5	$31.0	NA

Advertising revenue in 2008 accounted for 71.0% of total publishing revenue compared to 74.3% in 2007.

In 2008, our daily newspaper discontinued publishing MKE, the free weekly publication aimed at young adults. The publication was launched in 2004. Advertising revenue peaked in 2006 and it had decreased consistently since then. The weak advertising climate, competition with other websites and publications and increasing costs prompted the decision.

Retail advertising revenue in 2008 was $111.3 million, a decrease of $8.3 million, or 6.8%, compared to $119.6 million in 2007. The $6.7 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising in nearly all categories. The most significant decreases were in the automotive, home improvement, finance/insurance, furniture and furnishings, real estate and communications categories. Retail preprint advertising decreased primarily in the home improvement, furniture and furnishings and department store categories. MKE retail advertising decreased due to discontinuing the product in 2008. These decreases were partially offset by increases in interactive, specialty magazines, event marketing related to a special promotion with the Milwaukee Brewers and Market Place retail advertising. The $1.6 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising, partially offset by revenue from newly acquired publications in Northern Wisconsin and Florida.

Classified advertising revenue in 2008 was $49.1 million, a decrease of $15.0 million, or 23.5%, compared to $64.1 million in 2007. Decreases in ROP, MKE and Market Place classified advertising at our daily newspaper were partially offset by an increase in interactive classified advertising. The $15.0 million decrease in ROP, MKE and Market Place classified advertising revenue at our daily newspaper was primarily due to decreases in the following categories: employment advertising of $7.8 million, real estate advertising of $4.6 million and automotive advertising of $2.9 million and the discontinuation of the MKE product. Other classified advertising increased $0.3 million in 2008 compared to 2007. Employment advertising accounted for 38.5% of classified advertising revenue at the daily newspaper in 2008 compared to 42.2% in 2007. The $0.3 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive, employment and real estate advertising, partially offset by revenue from newly acquired publications in Northern Wisconsin and Florida.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing business was $14.9 million in 2008, an increase of $1.3 million, or 9.7%, compared to $13.6 million in 2007 primarily due to an increase in online sponsorship advertising and online classified advertising, including ancillary services from our Jobnoggin.com co-branded employment site with Monster®.

National advertising revenue in 2008 was $7.6 million, a decrease of $1.6 million, or 18.1%, compared to $9.2 million in 2007. The decrease was primarily due to a decrease in ROP advertising in the communications, dining and entertainment and airline and travel categories and a decrease in preprint advertising in the business services categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $3.4 million in 2008, a decrease of $1.0 million, or 24.8%, compared to $4.4 million in 2007 primarily due to a decrease in direct mail products sold and a decrease in postage amounts billed to customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.4 million in 2008 and 2007.

Circulation revenue in 2008 accounted for 21.4% of total publishing revenue compared to 19.6% in 2007. Circulation revenue of $51.8 million in 2008 decreased $0.5 million, or 0.9%, compared to $52.3 million in 2007 primarily due to decreases in average net paid circulation for the daily and Sunday editions, partially offset by an increase in the daily average rate per copy at our daily newspaper reflecting prices increases put into effect earlier in 2008.

Other revenue, which consists of revenue from promotional, distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 7.6% of total publishing revenue in 2008 compared to 6.1% in 2007. Other revenue in 2008 was $18.4 million, an increase of $2.3 million, or 14.4%, compared to $16.1 million in 2007. The $2.7 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new customers, the Chicago Reader, which was added in the fourth quarter of 2007, and La Raza, which was added in the second quarter of 2008. The Chicago Reader recently filed Chapter 11 bankruptcy. We recorded a $0.2 million reserve for our pre-bankruptcy accounts receivable and we continue to print on a pre-payment basis. Commercial printing revenue decreased $0.4 million at our community newspapers and shoppers primarily due to a decrease in the number of pages printed for existing customers.

In May 2008, our daily newspaper signed a three-year agreement and began printing La Raza, a Spanish language newspaper, for distribution in the greater Chicago, Illinois area.

Publishing operating loss in 2008 was $2.8 million compared to operating earnings of $31.0 million in 2007. Operating earnings decreased $20.1 million in 2008 at the daily newspaper primarily due to the impact of the decrease in classified and retail ROP advertising, workforce reduction charges of $4.5 million, a non-cash impairment charge for goodwill of $2.9 million, an increase in interactive online fees of $1.5 million due to the increase in interactive revenue, an increase in legal fees of $1.0 million due to an insurance settlement in 2007 and 2008 legal activity, and an increase in bad debt expense of $0.6 million. These operating earnings decreases were partially offset by an $8.4 million decrease in payroll and employee benefit costs, a $2.1 million decrease in defined benefit pension expense, web-width reduction costs of $0.5 million in 2007, a $0.5 million decrease in advertising expenses and various other cost reductions. Operating earnings decreased $13.7 million in 2008 at our community newspapers and shoppers primarily due to a $13.8 million non-cash impairment charge for goodwill. Excluding the non-cash impairment charge for goodwill, operating earnings increased $0.1 million in

2008 compared to 2007 primarily due to a $1.3 million decrease in payroll and employee benefit costs and $0.6 million in earnings from our newly acquired publications in Northern Wisconsin and Florida, partially offset by the operating earnings impact from the decrease in revenue and an increase in newsprint costs. Total newsprint and paper costs for our publishing businesses in 2008 were $26.6 million, a decrease of $0.1 million, or 0.4%, compared to $26.7 million in 2007 primarily due to a 12.4% decrease in newsprint consumption, partially offset by a 15.9% increase in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in 2008 decreased primarily due to decreases in ROP advertising, average net paid circulation and a reduction in waste at our daily newspaper and a decrease in ROP advertising at our community newspapers and shoppers.

Broadcasting

Revenue from broadcasting in 2008 was $209.9 million, a decrease of $8.2 million, or 3.8%, compared to $218.1 million in 2007. The operating loss from broadcasting in 2008 was $322.7 million compared to operating earnings of $41.4 million in 2007. We recorded a $229.2 million non-cash impairment charge for goodwill at our broadcasting reporting unit and $129.2 million non-cash impairment charge for eight television and 26 radio broadcast licenses in 2008. Excluding the non-cash impairment charges, operating earnings in 2008 would have been $35.7 million, a decrease of $5.7 million, or 13.8%, compared to 2007.

The following table presents our broadcasting revenue, goodwill and broadcast license non-cash impairment charges and operating earnings (loss) for 2008 and 2007:

	2008				2007
	Television	Radio	Goodwill Impairment	Total	Television	Radio	Goodwill Impairment	Total	Percent Change
	(dollars in millions)
Revenue	$130.6	$79.3		$209.9	$134.0	$84.1		$218.1	(3.8)

Broadcast license impairment	$(77.9)	$(51.3)		$(129.2)	$—	$—		$—	NA

Operating earnings (loss)	$(60.7)	$(32.8)	$(229.2)	$(322.7)	$20.5	$20.9	$—	$41.4	NA

Revenue from our television stations in 2008 was $130.6 million, a decrease of $3.4 million, or 2.6%, compared to $134.0 million in 2007. The revenue decrease was primarily from our television markets of Fort Myers/Naples, Las Vegas, Tucson and Boise, partially offset by an increase in revenue in our Milwaukee, Lansing and Green Bay markets and our newly acquired stations. The decrease was due to a $10.6 million decrease in local advertising revenue and a $5.7 million decrease in national advertising revenue. These revenue decreases were partially offset by a $10.3 million increase in political and issue advertising revenue, which includes revenue credits for rebates we believe are due to certain political advertisers in 2008 and 2006 of $0.4 million and $0.6 million, respectively, a $2.3 million increase in Olympic advertising revenue at our NBC affiliates and a $0.4 million increase in other revenue. Developmental revenue decreased $0.1 million in 2008 compared to 2007 and interactive revenue increased $0.3 million in 2008 compared to 2007. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers. Both interactive and developmental revenue are reported in local advertising revenue.

The operating loss from our television stations in 2008 was $60.7 million compared to operating earnings of $20.5 million in 2007. The decrease in operating earnings was primarily due to a $77.9 million non-cash impairment charge for eight television broadcast licenses. Excluding the non-cash impairment charge, operating expenses at our television stations decreased $0.1 million in 2008 compared to 2007 primarily due to $2.0 million in expenses related to our newly acquired television stations. On same station basis, television operating expenses decreased $2.1 million, or 1.9%, in 2008 compared to 2007 primarily due to a decrease in payroll and employee benefit costs, partially offset by an increase in depreciation expense due to our investment in digital and high-definition equipment and the new building constructed in Las Vegas, Nevada, an increase in legal fees, an increase in web-hosting and streaming fees and a workforce reduction charge of $0.1 million.

Revenue from our radio stations in 2008 was $79.3 million, a decrease of $4.8 million, or 5.6%, compared to $84.1 million in 2007. Revenue decreased in all of our radio markets. The decrease was due to a $3.9 million decrease in local advertising revenue and a $1.2 million decrease in national advertising revenue. These revenue decreases were partially offset by a $0.3 million increase in political and issue advertising revenue, which includes revenue credits for rebates we believe are due to certain political advertisers, and a $0.1 million increase in other revenue. Developmental revenue decreased $0.1 million in 2008 compared to 2007. Interactive revenue increased $0.3 million in 2008 compared to 2007. Both developmental and interactive revenue are reported in local advertising revenue.

The operating loss from our radio stations in 2008 was $32.8 million compared to operating earnings of $20.9 million in 2007. The decrease in operating earnings was primarily due to a $51.3 million non-cash impairment charge for 26 radio broadcast licenses and the impact of the decrease in revenue. Excluding the non-cash impairment charge, operating expenses at our radio stations decreased $2.4 million in 2008 compared to 2007 primarily due to a decrease in payroll and employee benefit costs, a decrease in legal fees, a loss on the sale of KOMJ-AM in Omaha, Nebraska in 2007 and a decrease in advertising and promotion expenses, partially offset by a workforce reduction charge of $0.4 million and an increase in sports’ rights fees.

In 2008, our Milwaukee, Wisconsin radio station, WTMJ-AM, agreed to an extension of a radio broadcasting rights agreement with the Milwaukee Brewers baseball team.

Printing Services

Revenue from printing services in 2008 was $65.2 million, a decrease of $4.2 million, or 6.0%, compared to $69.4 million in 2007. Operating earnings from printing services in 2008 were $2.4 million, a decrease of $3.5 million, or 59.1%, compared to $5.9 million in 2007.

The decrease in printing services revenue was primarily due to a decrease in printing for original equipment manufacturers and computer related customers, partially offset by an increase in revenue from printing publications. We believe our revenue from Dell, which was $7.4 million in 2008, will be significantly reduced in early 2009 and eventually end in mid-2009.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue, an increase in employee benefit costs, an increase in bad debt expense and a favorable adjustment from the termination of a sublease agreement in 2007, partially offset by a decrease in payroll costs and certain production costs.

Other

Other revenue in 2008 was $27.9 million, a decrease of $1.2 million, or 4.0%, compared to $29.1 million in 2007. Other operating earnings were $0.4 million in 2008, a decrease of $0.1 million, or 15.4%, compared to $0.5 million in 2007.

The following table presents our other revenue and operating earnings for 2008 and 2007:

	2008			2007
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$28.4	$(0.5)	$27.9	$29.8	$(0.7)	$29.1	(4.0)

Operating earnings (loss)	$(1.2)	$1.6	$0.4	$(1.8)	$2.3	$0.5	(15.4)

The decrease in other revenue in 2008 compared to 2007 was primarily due to a decrease in mailing services revenue and postage revenue, partially offset by an increase in offset and laser printing revenue at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $16.3 million and $16.7 million of postage amounts billed to customers in 2008 and 2007, respectively.

The decrease in operating earnings was primarily due to the operating earnings impact of the decrease in revenue at our direct marketing services business and an increase in corporate payroll and employee benefits costs, partially offset by a decrease in payroll and employee benefit costs at our direct marketing services business.

Other Income and Expense and Taxes

Interest income was insignificant in 2008 and 2007. Interest expense was $8.2 million in 2008 compared to $9.2 million in 2007. The decrease is primarily due to a decrease in our weighted average interest rate partially offset by an increase in the average debt outstanding due to repurchases of our class A common stock and acquisitions of businesses. Amortization of deferred financing costs was $0.3 million in 2008 and 2007.

Our effective tax benefit rate from continuing operations was 32.1% in 2008 compared to an effective tax provision rate of 38.2% in 2007. The difference is primarily due to the impact of the non-cash impairment charges, a decrease in our liability for unrecognized tax benefits for positions taken in prior years and the settlement of certain state income tax audits.

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

Gain from discontinued operations, net of income taxes, was $0.4 million in 2008 compared to $67.1 million in 2007. Income tax expense related to discontinued operations was $43.3 million in 2007.

In 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

We recorded a $64.0 million net gain on the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business in 2007. We recorded $3.1 million net gain from the operating results of our discontinued operations in 2007.

Net Earnings (Loss)

Our net loss in 2008 was $224.4 million compared to net earnings of $110.1 million in 2007. The decrease was due to the $253.0 million after-tax non-cash impairment charges, the decrease in gain from discontinued operations in 2008 compared to 2007 and the decrease in operating earnings from continuing operations for the reasons described above.

Diluted Earnings (Loss) per Share for Class A and B Common Stock

Diluted loss per share for class A and B common stock from continuing operations was $4.37 in 2008 compared to diluted earnings per share of $0.65 in 2007. Diluted earnings per share from discontinued operations for class A and B common stock were $0.01 in 2008 compared to $1.00 in 2007. Diluted net loss per share for class A and B common stock was $4.36 in 2008 compared to diluted earnings per share of $1.65 in 2007.

2007 (52 weeks) compared to 2006 (53 weeks)

Continuing Operations

Our consolidated revenue in 2007 was $582.7 million, a decrease of $46.1 million, or 7.3%, compared to $628.8 million in 2006. Our consolidated operating costs and expenses in 2007 were $323.0 million, a decrease of $13.7 million, or 4.1%, compared to $336.7 million in 2006. Our consolidated selling and administrative expenses in 2007 were $180.9 million, a decrease of $6.6 million, or 3.5%, compared to $187.5 million in 2006.

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

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2007 and 2006:

	2007	Percent of Total Revenue	2006	Percent of Total Revenue
	(dollars in millions)
Continuing operations:
Revenue:
Publishing	$266.1	45.7%	$284.9	45.3%
Broadcasting	218.1	37.4	238.5	37.9
Printing services	69.4	11.9	67.0	10.7
Other	29.1	5.0	38.4	6.1

Total revenue	582.7	100.0	628.8	100.0
Total operating costs and expenses	323.0	55.4	336.7	53.6
Selling and administrative expenses	180.9	31.0	187.5	29.8

Total operating costs and expenses and selling and administrative expenses	503.9	86.5	524.2	83.4

Total operating earnings	$78.8	13.5%	$104.6	16.6%

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

Our consolidated operating earnings in 2007 were $78.8 million, a decrease of $25.8 million, or 24.7%, compared to $104.6 million in 2006. The following table presents our operating earnings by segment for 2007 and 2006:

	2007	Percent of Total Operating Earnings	2006	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$31.0	39.4%	$34.8	33.3%
Broadcasting	41.4	52.5	65.9	63.0
Printing services	5.9	7.5	2.6	2.5
Other	0.5	0.6	1.3	1.2

Total operating earnings	$78.8	100.0%	$104.6	100.0%

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

Our consolidated adjusted EBITDA in 2007 was $108.2 million, a decrease of $25.5 million, or 19.1%, compared to $133.7 million in 2006. We define adjusted EBITDA as net earnings excluding gain from discontinued operations, net, provision for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization. Our management uses adjusted EBITDA, among other things, to evaluate our operating performance and to value prospective acquisitions. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for 2007 and 2006:

	2007	2006
	(dollars in millions)
Net earnings	$110.1	$64.4
Gain from discontinued operations, net	(67.1)	(10.6)
Provision for income taxes	26.6	35.2
Total other expense, net	9.2	15.6
Depreciation	27.4	27.1
Amortization	2.0	2.0

Adjusted EBITDA	$108.2	$133.7

The decrease in adjusted EBITDA is consistent with decreases in operating earnings in our broadcasting, publishing and other segments, partially offset by an increase in operating earnings at our printing services segment for the reasons described above.

Publishing

Revenue from publishing in 2007 was $266.1 million, a decrease of $18.8 million, or 6.6%, compared to $284.9 million in 2006. Operating earnings from publishing were $31.0 million, a decrease of $3.8 million, or 10.9%, compared to $34.8 million in 2006. We estimate the impact of the additional week in 2006 on revenue from publishing to be $4.9 million and the impact on operating earnings from publishing to be $1.1 million. Excluding the additional week, revenue decreased 4.9% and operating earnings decreased 8.0%.

The following table presents our publishing revenue by category and operating earnings for 2007 and 2006:

	2007			2006
	Daily Newspapers	Community Newspaper & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$90.3	$29.3	$119.6	$91.0	$34.5	$125.5	(4.7)
Classified	58.1	6.0	64.1	64.7	7.8	72.5	(11.6)
National	9.2	—	9.2	11.0	—	11.0	(16.3)
Direct Marketing	4.4	—	4.4	6.0	—	6.0	(25.8)
Other	—	0.4	0.4	—	0.7	0.7	(41.2)

Total advertising revenue	162.0	35.7	197.7	172.7	43.0	215.7	(8.3)
Circulation revenue	51.2	1.1	52.3	52.7	2.3	55.0	(4.9)
Other revenue	12.2	3.9	16.1	10.9	3.3	14.2	13.1

Total revenue	$225.4	$40.7	$266.1	$236.3	$48.6	$284.9	(6.6)

Operating earnings	$30.5	$0.5	$31.0	$31.0	$3.8	$34.8	(10.9)

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

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $4.4 million in 2007, a decrease of $1.6 million, or 25.8%, compared to $6.0 million in 2006. The decrease was due to The Bon-Ton Stores, Inc.’s consolidation of all Boston Store mail programs and a decrease in postage revenue billed to our solo mail customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.4 million in 2007, a decrease of $0.3 million, or 41.2%, compared to $0.7 million in 2006.

Circulation revenue in 2007 accounted for 19.6% of total publishing revenue compared to 19.3% in 2006. Circulation revenue of $52.3 million in 2007 decreased $2.6 million, or 4.9%, compared to $55.0 million in 2006 primarily due to decreases in daily and Sunday average net paid circulation at our daily newspaper and a change to a free distribution model of the community newspapers in the Milwaukee area at our community newspapers and shoppers business.

Other revenue, which consists of revenue from commercial printing at the printing plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, accounted for 6.1% of total publishing revenue in 2007 compared to 5.0% in 2006. Other revenue in 2007 was $16.1 million, an increase of $1.9 million, or 13.1%, compared to $14.2 million in 2006. The $1.3 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from printing the USA Today for northern Illinois and eastern Wisconsin and the Chicago Reader and an increase in commercial delivery revenue. In September 2007, our daily newspaper signed a three-year agreement to print the Chicago Reader, a weekly tabloid newspaper, for distribution in the greater Chicago, Illinois area. Printing commenced in October 2007. The $0.6 million increase at our community newspapers and shoppers is due to an increase in commercial printing revenue from new customers.

Publishing operating earnings in 2007 were $31.0 million, a decrease of $3.8 million, or 10.9%, compared to $34.8 million in 2006. Operating earnings decreased $0.5 million in 2007 at the daily newspaper primarily from the impact of the decrease in retail and classified ROP advertising, a $3.1 million charge for a workforce reduction, a $1.5 million gain on the sale of a garage property in 2006 and a $0.8 million pension plan curtailment gain in 2006. Partially offsetting the operating earnings decrease were a $6.8 million decrease in paper costs, net favorable litigation related adjustments of $4.5 million in 2007 and 2006, a $1.1 million decrease in circulation delivery fees and a decrease in employee moving and relocation expenses. Operating earnings decreased $3.3 million in 2007 at our community newspapers and shoppers primarily due to the decrease in revenue, receipt of $1.1 million insurance proceeds in 2006 from a business interruption claim from the impact of Hurricane Katrina, a $0.3 million increase in workers’ compensation expenses, a $0.3 million pension plan curtailment credit in 2006 and costs associated with a lease termination. Partially offsetting the operating earnings decrease was a decrease in payroll and benefits, a $0.9 million gain on the 2007 sale of the Hartland, Wisconsin printing facility and a $0.7 million charge for consolidating the Wisconsin printing operations in 2006. Total newsprint and paper costs for our publishing businesses in 2007 were $26.7 million, a decrease of $7.0 million, or 20.6%, compared to $33.7 million in 2006 primarily due to a 13.0% decrease in newsprint consumption and an 11.3% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in 2007 decreased primarily due to decreases in ROP advertising, average net paid circulation, a web-width reduction to 48 inches and editorial content at our daily newspaper.

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

The following table presents our broadcasting revenue and operating earnings for 2007 and 2006:

	2007			2006			Percent Change
	Television	Radio	Total	Television	Radio	Total
	(dollars in millions)
Revenue	$134.0	$84.1	$218.1	$151.1	$87.5	$238.6	(8.6)

Operating earnings	$20.5	$20.9	$41.4	$38.8	$27.1	$65.9	(37.2)

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

The increase in printing services revenue was primarily due to a temporary increase in revenue from Dell along with the addition of new printing customers. We do not expect the same level of business from Dell to continue in future periods and we believe our revenue from Dell will decrease.

The increase in printing services operating earnings was primarily due to the increase in revenue, production efficiencies gained from decreases in waste, a decrease in workers’ compensation expenses, a change in business mix and a favorable adjustment from the termination of a sublease agreement.

Other

Other revenue in 2007 was $29.1 million, a decrease of $9.3 million, or 24.4%, compared to $38.4 million in 2006. Other operating earnings in 2007 were $0.5 million, a decrease of $0.8 million, or 63.5%, compared to $1.3 million in 2006. We estimate the impact of the additional week on other revenue to be $0.5 million and the impact on other operating earnings to be a loss of $0.2 million. Excluding the additional week, revenue decreased 23.3% and operating earnings decreased 68.3%.

The following table presents our other revenue and operating earnings for 2007 and 2006:

	2007			2006
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$29.8	$(0.7)	$29.1	$39.3	$(0.9)	$38.4	(24.4)

Operating earnings (loss)	$(1.8)	$2.3	$0.5	$(1.2)	$2.5	$1.3	(63.5)

The decrease in other revenue in 2007 compared to 2006 was primarily due to a decrease in postage amounts billed to customers, mailing services and offset printing services at our direct marketing services business. Included in revenue and operating costs and expenses from our direct marketing services business is $16.7 million and $22.0 million of postage amounts billed to customers in 2007 and 2006, respectively.

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

We recorded a $64.0 million net gain on the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers division in 2007. We recorded a $3.1 million net gain from the operating results of our discontinued operations in 2007 compared to an $11.6 million net gain from the operating results in the three quarters of 2006. In 2007, we recorded a $0.6 million loss from discontinued operations for a preliminary Environmental Protection Agency assessment for NorthStar Print Group, Inc. (NorthStar). In 2006, we recorded a loss from discontinued operations, net of income taxes, of $1.0 million from a purchase price adjustment related to the January 2005 sale of NorthStar.

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

Diluted Earnings per Share for Class A and B Common Stock

Diluted earnings per share for class A and B common stock from continuing operations were $0.65 in 2007 compared to $0.75 in 2006. Diluted earnings per share from discontinued operations for class A and B common stock were $1.00 in 2007 compared to $0.14 in 2006. Diluted net earnings per share for class A and B common stock were $1.65 in 2007 compared to $0.89 in 2006. Our diluted earnings per share were favorably impacted in 2007 and 2006 by our share repurchases.

Liquidity and Capital Resources

Cash balances were $4.0 million at December 28, 2008. We believe our expected cash flows from operations and borrowings available under our credit facility will meet our needs for the next twelve months.

We have a $475.0 million unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 28, 2008 and December 30, 2007, we had borrowings of $215.1 million and $178.9 million, respectively, under the facility at a weighted average rate of 2.10% and 5.55%, respectively. The increase in our borrowings was primarily used for repurchases of our class A common stock in 2008 Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method which approximates the effective interest method. This agreement includes the following two financial covenants:

•

A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter periods preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of December 28, 2008, our consolidated funded debt ratio was 2.63-to-1, resulting in a current maximum borrowing capacity of $327.4 million.

•

An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter periods preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of December 28, 2008, our interest coverage ratio was 10.02-to-1.

Our ability to remain in compliance with these financial covenants may be impacted by a number of factors, including our ability to continue to generate sufficient revenues and cash flows, as well as interest rates and other risks and uncertainties set forth in Item 1A. “Risk Factors.” If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility. If actual operating and cash flow results over the next 12 months are lower than current projections, the margins by which we will comply with the covenants will decrease. In such case, we may seek to amend or replace our current credit facility with one or more capital sources on appropriate terms. If we were unable to remain in compliance with these covenants or to amend or replace our current facility on appropriate terms, we could face increased pressure to reduce or delay capital expenditures, further decrease dividend payments, dispose of assets or operations, further reduce the size of our workforce or take other steps to revise our capital structure or our business operations. We cannot assure you that we will have the ability to take any of these actions or that these actions would be successful.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely restrained with an adverse impact on our ability to operate our businesses and we may be forced to take the actions described above. We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future demands.

We have $1.2 million of standby letters of credit for business insurance purposes.

In early 2009, in order to help maintain financial flexibility in this difficult economic environment, we suspended our matching contribution to the 401(k) plan.

Dividends

On February 10, 2009, our board of directors declared a quarterly dividend of $0.02 per share on all of our class A and class B shares held of record as of the close of business on February 24, 2009. The quarterly dividend will be paid on March 6, 2009. Our board made the decision to reduce the dividend in order to help maintain financial flexibility in this difficult economic environment. If conditions do not improve, our board may suspend the dividend on class A and class B shares in the future. The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009. Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay dividends, at each quarterly board of directors meeting.

Acquisitions and Sale

2008

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

On July 1, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting businesses, entered into an asset purchase agreement with Banks-Boise, Inc. to purchase CW Network affiliate KNIN-TV, Analog Channel 9 and Digital Channel 10, in Boise, Idaho for $8.0 million. The purchase is subject to customary closing conditions and FCC approval, which was preliminarily granted on January 16, 2009, but is not yet final.

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

On October 6, 2008, Journal Community Publishing Group, Inc., our community newspapers and shoppers business of our publishing segment, purchased the assets of Waupaca Publishing Company for $7.0 million. We paid $7.0 million and retained from the purchase price $0.1 million for environmental related expenses, which we have agreed to pay on behalf of the seller. The seller remains liable for all obligations relating to the conditions of the property purchased. The purchase consists of several Waupaca-area weekly paid newspapers including the Waupaca County Post, The Chronicle (Weyauwega/Fremont), Wisconsin State Farmer and the Picture Post. It also includes the monthly paid niche publications Wisconsin Horsemen’s News, and Silent Sports magazine. The purchase includes additional print publications and associated internet websites as well as Waupaca Publishing Company’s commercial printing business and the related real estate and buildings. We believe this purchase combined with our existing paid weekly newspapers in the area will provide additional media offerings in Waupaca County, Wisconsin for our readers and advertisers and will extend our niche media offerings, which help our advertisers reach specialized audiences.

2007

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

On October 11, 2007, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Clintonville Tribune-Gazette in Clintonville, Wisconsin from GateHouse Media, Inc. The Clintonville Tribune-Gazette is a weekly paid publication. On November 5, 2007, Journal Community Publishing Group, Inc. acquired the Clay County Leader in Orange Park Florida, a weekly publication, from County Publishing Inc. The total cash purchase price for the weekly publications was $0.6 million. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin and Florida.

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

Share Repurchase Authorizations

In February 2005, April 2006, May 2007, October 2007 and May 2008, our Board of Directors authorized the repurchase of up to 5.0 million shares of our class A common stock in each authorization over the following 18 months, with the April 2006 and May 2007 authorization subsequently amended to permit the purchase of 3.2 million class B shares from Matex, Inc. Under the authorizations, share purchases may be made at our discretion, from time to time, in the open market and/or in private transactions. Our share purchases will depend on market conditions, share price, trading volume and other factors. We completed our share repurchases pursuant to the February 2005 authorization in 2006. As part of our repurchases in 2007, we repurchased 3.2 million class B shares from Matex, Inc. for $32.0 million, or $10.00 per share. Share repurchases for 2007 and 2008 were as follows:

	Authorizations
	April 2006	May 2007	October 2007	May 2008
Shares repurchased in 2007	3,739,900	5,000,000	872,400	—
Shares repurchased in 2008	—	—	4,127,600	2,629,500

In 2008, we paid $44.6 million, or an average of $6.61 per share, excluding commissions, for share repurchases. As of December 28, 2008, 2.4 million shares of our class A common stock remain available to be purchased under our May 2008 authorization.

In October 2008, given the challenging economic environment, we suspended our share repurchase program. We do not know how deeply this recession will impact our cash and earnings in 2009; therefore, we believe the suspension will allow us to direct a significant portion of our cash flow to debt reduction.

Cash Flow

Continuing Operations

Cash provided by operating activities was $71.8 million in 2008 compared to $66.6 million in 2007. The increase was primarily due to an increase in cash provided by accounts receivable collections.

Cash used for investing activities was $47.4 million in 2008 compared to cash provided by investing activities of $160.3 million in 2007. Capital expenditures were $22.2 million in 2008 compared to $35.9 million in 2007. Our capital expenditures at our daily newspaper are primarily targeted towards equipment, building improvements and technology upgrades. Our capital expenditures in our broadcasting segment are targeted towards technology upgrades, including investments in television and radio digital infrastructure. We believe these expenditures will help us to better serve our advertisers and viewers and to facilitate our cost control initiatives. In 2009, our capital expenditures are expected to be significantly less than the amount of capital expenditures in 2008.

Cash used for acquisitions was $25.3 million in 2008 compared to $12.2 million in 2007. Our broadcast business acquired two television stations for $16.7 million and our community newspapers and shoppers acquired several publications in Northern Wisconsin and Florida for $8.6 million. In 2007, we remitted the final purchase payment of $10.0 million to Emmis to acquire the FCC license of KMTV-TV, our daily newspaper acquired two magazines for $1.6 million and our community newspapers and shoppers acquired two weekly publications for $0.6 million in 2007. In 2007, proceeds from the sale of Norlight, the three regional publishing and printing operations of our community newspapers and shoppers business and KOMJ-AM were $205.0 million.

Cash used for financing activities was $26.7 million in 2008 compared to $178.6 million in 2007. Borrowings under our credit facility in 2008 were $209.5 million and we made payments of $173.3 million, reflecting an increase in our debt outstanding compared to borrowings of $343.3 million and payments of $399.4 million in 2007 reflecting the use of proceeds received from the sale of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business. In 2008 and 2007, we paid $44.9 million and $102.4 million, respectively, to purchase our class A and class B common stock. We paid cash dividends of $18.5 million and $20.4 million in 2008 and 2007, respectively.

Discontinued Operations

Cash used for discontinued operations was $0.1 million in 2008 compared to $49.9 million in 2007. The decrease was primarily due to $54.2 million in estimated tax payments on the gains on the 2007 sales of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business and a decrease in cash provided by the operations of Norlight due to its sale in February 2007. Capital expenditures, which related primarily to Norlight, were $0.7 million in 2007.

Contractual Obligations

Our contractual obligations as of December 28, 2008 are summarized below.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual obligations

Long-term notes payable to banks(1)	$226.1	$4.5	$221.6	$—	$—
Pension and other postretirement benefits(2)	101.0	1.9	23.8	34.3	41.0
Operating leases	14.5	4.8	5.7	2.1	1.9
Purchase commitments	21.9	8.9	11.0	2.0	—
Other liabilities	23.9	10.7	7.2	5.3	0.7

Total	$387.4	$30.8	$269.3	$43.7	$43.6

(1)	Includes the associated interest calculated on our borrowings of $215.1 million outstanding as of December 28, 2008 at a weighted average rate of 2.10%.
(2)	For the pension and other postretirement benefits, payments included in the table have been actuarially estimated over a ten-year period. These payments are expected to be funded directly from company assets through 2018. While benefit payments under these benefit plans are expected to continue beyond 2018, we believe that an estimate beyond this period is unreasonable.

Our $475 million unsecured revolving facility expires on June 2, 2011. As of December 28, 2008, we had borrowings outstanding of $215.1 million under the facility.

We expect to make contributions to the qualified pension plan from company assets of $80.4 million over a ten-year period. As of December 28, 2008, we expect to make payments over a ten-year period for the non-qualified pension plan and other postretirement benefit plan of $5.1 million and $15.5 million, respectively.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

We have a purchase commitment relating to printing equipment for our publishing business of approximately $0.1 million as of December 28, 2008. Purchase commitments related to audience research services and cellular phone services for our broadcasting business were approximately $4.0 million as of December 28, 2008. Over the next five years, we are committed to purchase $17.8 million of television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

Other liabilities consist primarily of obligations for syndicated contracts, a national advertising representative litigation settlement, our unrecognized tax benefits, a capital lease, deferred income and deferred compensation arrangements.

As of December 28, 2008, our expected payment for significant contractual obligations includes approximately $3.7 million of liability for unrecognized tax benefits. We have reasonably estimated that our liability for unrecognized tax benefits will be settled as follows: $0.3 million will occur in one to three years; $3.2 million will occur in three to five years; and $0.2 million will occur in more than five years.

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

Allowance for doubtful accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (such as bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due us to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history, the length of time the receivables are past due and the current business environment. If our evaluations of the collectability of our accounts receivable differ from actual results, increases or decreases in bad debt expense and allowances may be required.

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

Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements. An evaluation of impairment of our property and equipment and definite-lived intangibles was performed in 2008. No impairment resulted from this evaluation. The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales. Changes in our assumptions could require us to recognize a loss for asset impairment in the future.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses accounted for 19.4% and 53.2% of total assets as of December 28, 2008 and December 30, 2007, respectively. The annual impairment tests for goodwill and broadcast licenses under Statement No. 142, “Goodwill and Other Intangible Assets” require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

For purposes of testing the carrying values of goodwill related to our reporting units, we determined fair value by using an income and a market valuation approach. The income approach uses expected cash flows for each reporting unit. The cash flows were then discounted for risk and time value. In addition, the present value of the projected residual value was estimated and added to the present value of the cash flows. The market approach was based on price multiples of publicly traded stocks of comparable companies to derive fair value. Each approach was weighted equally to determine a fair value estimate of each reporting unit.

We based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and our reporting units requires inputs and assumptions (i.e. market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. If expected cash flows of our community newspapers and shoppers reporting unit continues to deteriorate and management concludes expected cash flows will not improve within a reasonable period of time, we may be required to recognize a goodwill impairment charge in future periods, which could have an adverse impact on our financial condition and results of operations.

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

These variables include, but are not limited to: the forecasted growth rate of each market, (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start-up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values. Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters. As of December 28, 2008 and December 30, 2007, we recorded liabilities for our unrecognized tax benefits of $3.7 million and $4.4 million, respectively.

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition. The non-cash goodwill and broadcast license impairment charges recorded during 2008 are not currently deductible for income tax purposes and have caused us to recognize deferred tax assets. We have evaluated the realizability of our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law. In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

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

There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate–used to arrive at the net present value of the obligations and expense;

•	the return on assets–used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases–used to calculate the impact future pay increases will have on pension obligations; and

•	the employee turnover statistics–used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2008 and 2007 are:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rate for expense	6.60%	5.90%	6.50%	5.75%
Discount rate for obligations	6.50	6.60	6.15	6.50
Rate of compensation increases for expense	4.80	4.00	—	—
Rate of compensation increases for obligations	4.80	4.80	—	—
Expected return on plan assets	8.50	8.50	—	—

For our pension plans, as of December 28, 2008, a one percent increase or decrease in the discount rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2008	$(0.2)	$0.9
Effect on pension benefit obligation as of December 28, 2008	$(14.5)	$17.5

To determine the discount rate assumptions for the pension and the other postretirement benefit plans, we studied our plans’ specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds. The results of those studies were used as the benchmark to determine the discount rate assumptions.

We study historical markets to determine the long-term rate of return assumption for pension plan assets. We preserved the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonability and appropriateness.

We make other assumptions that affect the accounting for pension benefits, such as the rate of compensation increase. Changes in these assumptions affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan. We review these assumptions on an annual basis.

The discount rate and medical cost inflation assumptions could have a significant effect on our other postretirement benefits obligations. The discount rate is used to arrive at the net present value of the obligation. The health care cost trend rate is used to calculate the impact future medical costs would have on postretirement obligations. A one percent increase or decrease in the assumed health care cost trend rate would have the following effects:

	1% Increase		1% Decrease
Effect on total of service and interest cost components in 2008	less than $	0.1	less than ($0.1)
Effect on postretirement benefit obligation as of December 28, 2008		$0.4	$(0.4)

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not believe the effect of adopting FASB Staff Position FAS 157-2 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FASB Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt Staff Position FAS 142-3 in the first quarter of 2009. We do not believe the effect of adopting Staff Position FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We adopted Statement No. 162 in the fourth quarter of 2008. The adoption of Statement No. 162 did not have a material impact on our consolidated financial statements.

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

In September 2008, the FASB issued FASB Staff Position FIN 45-4 (FIN 45-4), “Amendment to Disclosure Requirements of Interpretation 45-Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45-4 requires disclosures of the current status of the payment/performance risk of the guarantee. For example, the current status of the payment/performance risk of a credit-risk-related guarantee could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. An entity that uses internal groupings shall disclose how those groupings are determined and used for management risk. FIN 45-4 is effective for reporting periods ending after November 15, 2008. We adopted FIN 45-4 in the fourth quarter of 2008. The adoption of FIN 45-4 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FASB Staff Position FAS 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FASB Staff Position are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions is permitted. We do not believe the effect of adopting FASB Staff Position FAS 132(R)-1will have a material impact on our consolidated financial statements.

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

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our $475.0 million unsecured revolving credit facility, and in prices for newsprint. Changes in these factors could cause fluctuations in our net earnings and cash flows. Interest rates on our long-term notes payable to banks are variable. The interest rate on our revolving credit facility is either at LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the Base Rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. Average interest rates on borrowings under our revolving credit facility ranged from 5.29% at the beginning of 2008 to 2.25% at the end of 2008. If interest rates had been 100 basis points higher, our annual interest expense would have increased $2.1 million, assuming comparable borrowing levels. We have not entered into derivative instruments to manage our exposure to interest rate risk.

Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $692 in 2008. Based on the consumption of newsprint in 2008 for the Milwaukee Journal Sentinel and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.4 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 28, 2008 and December 30, 2007

(in thousands, except per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,040	$6,256
Receivables, net	79,418	86,197
Inventories, net	5,935	6,367
Prepaid expenses	15,560	13,066
Deferred income taxes	4,869	6,821

Total Current Assets	109,822	118,707
Property and equipment:
Land and land improvements	35,066	33,691
Buildings and building improvements	133,252	132,170
Equipment	277,653	275,757
Construction in progress	8,567	4,346

	454,538	445,964
Less accumulated depreciation	233,380	221,273

Net property and equipment	221,158	224,691
Goodwill	4,285	232,538
Broadcast licenses	101,120	223,529
Other intangible assets, net	26,706	25,702
Prepaid pension costs	—	15,298
Deferred income taxes	64,420	—
Other assets	15,088	16,502

Total Assets	$542,599	$856,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,929	$30,026
Accrued compensation	15,046	16,871
Accrued employee benefits	7,214	10,390
Deferred revenue	15,001	14,936
Accrued income taxes	43	219
Other current liabilities	6,668	7,757
Current portion of long-term liabilities	10,610	4,508

Total Current Liabilities	81,511	84,707
Accrued employee benefits	64,620	25,157
Long-term notes payable to banks	215,090	178,885
Deferred income taxes	—	67,664
Other long-term liabilities	13,316	12,992
Commitments and contingencies (see Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares, no shares outstanding at December 28, 2008 and December 30, 2007
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 28, 2008 and December 30, 2007	33	33
Class B – authorized 120,000,000 shares; issued: 9,938,816 shares at December 28, 2008 and 11,528,044 shares at December 30, 2007	183	201
Class A – authorized 170,000,000 shares; issued and outstanding: 40,553,107 shares at December 28, 2008 and 45,351,893 shares at December 30, 2007	406	454
Additional paid-in capital	256,716	295,017
Accumulated other comprehensive loss	(34,355)	(615)
Retained earnings	53,794	301,187
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

Total Shareholders’ Equity	168,062	487,562

Total Liabilities and Shareholders’ Equity	$542,599	$856,967

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands, except per share amounts)

	2008	2007	2006
Continuing operations:
Revenue:
Publishing	$241,972	$266,142	$284,894
Broadcasting	209,914	218,118	238,536
Printing services	65,201	69,377	66,956
Other	27,844	29,017	38,377

Total revenue	544,931	582,654	628,763
Operating costs and expenses:
Publishing	138,582	142,441	149,175
Broadcasting	100,904	99,706	97,724
Printing services	54,536	55,313	56,129
Other	24,022	25,539	33,616

Total operating costs and expenses	318,044	322,999	336,644
Selling and administrative expenses	174,480	180,867	187,519
Goodwill and broadcast license impairment	375,086	—	—

Total operating costs and expenses and selling and administrative expenses	867,610	503,866	524,163

Operating earnings (loss)	(322,679)	78,788	104,600
Other income and expense:
Interest income and dividends	2	36	37
Interest expense, net	(8,166)	(9,180)	(15,607)

Total other income and expense	(8,164)	(9,144)	(15,570)

Earnings (loss) from continuing operations before income taxes	(330,843)	69,644	89,030
Provision (benefit) for income taxes	(106,040)	26,626	35,247

Earnings (loss) from continuing operations	(224,803)	43,018	53,783
Gain from discontinued operations, net of applicable income tax expense of $0, $43,250 and $7,132, respectively	400	67,060	10,590

Net earnings (loss)	$(224,403)	$110,078	$64,373

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$(4.37)	$0.65	$0.75
Discontinued operations	0.01	1.02	0.15

Net earnings (loss)	$(4.36)	$1.67	$0.90

Diluted – Class A and B common stock:
Continuing operations	$(4.37)	$0.65	$0.75
Discontinued operations	0.01	1.00	0.14

Net earnings (loss)	$(4.36)	$1.65	$0.89

Basic and diluted – Class C common stock:
Continuing operations	$0.57	$0.92	$1.05
Discontinued operations	0.01	1.02	0.15

Net earnings	$0.58	$1.94	$1.20

See accompanying notes

JOURNAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands, except per share amounts)

	Preferred Stock	Common Stock			Additional Paid-in-Capital
		Class C	Class B	Class A
Balance at December 25, 2005	$—	$33	$354	$422	$353,567
Net earnings and comprehensive income

Change in pension and postretirement (net of deferred tax benefit of $11,457)

Dividends declared:
Class C ($0.57 per share)
Class B ($0.26 per share)
Class A ($0.26 per share)
Issuance of shares:
Conversion of class B to class A			(87)	87
Stock grants					710
Employee stock purchase plan			1		1,321
Shares purchased and retired				(28)	(21,172)
Stock-based compensation					522

Balance at December 31, 2006	—	33	268	481	334,948
Comprehensive income:
Net earnings
Other comprehensive income, net:
Change in pension and postretirement (net of deferred tax of $11,045)

Comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.30 per share)
Class A ($0.30 per share)
Issuance of shares:
Conversion of class B to class A			(36)	36
Stock grants					695
Employee stock purchase plan					358
Shares purchased and retired			(32)	(63)	(42,818)
Reversal of reserve for unrecognized tax benefits					771
Adoption of FIN 48
Stock-based compensation			1		1,063

Balance at December 30, 2007	—	33	201	454	295,017
Comprehensive income (loss):
Net loss
Other comprehensive loss, net:
Change in pension and postretirement (net of deferred tax benefit of $22,623)

Comprehensive loss

Dividends declared:
Class C ($0.57 per share)
Class B ($0.32 per share)
Class A ($0.32 per share)
Issuance of shares:
Conversion of class B to class A			(18)	18
Stock grants					382
Employee stock purchase plan					585
Shares purchased and retired				(66)	(40,338)
Shares withheld from employees for tax withholding					(102)
Stock-based compensation					1,172

Balance at December 28, 2008	$—	$33	$183	$406	$256,716

See accompanying notes.

Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock, at cost	Total	Comprehensive Income (loss)
$(679)	$—	$239,086	$(108,715)	$484,068
		64,373		64,373	$64,373

	(17,114)			(17,114)

		(1,854)		(1,854)
		(6,816)		(6,816)
		(10,763)		(10,763)

				—
				710
				1,322
		(13,037)		(34,237)
679		2		1,203

—	(17,114)	270,991	(108,715)	480,892

		110,078		110,078	$110,078

	16,499			16,499	16,499

					$126,577

		(1,854)		(1,854)
		(4,274)		(4,274)
		(14,327)		(14,327)

				—
				695
				358
		(59,483)		(102,396)
				771
		45		45
		11		1,075

—	(615)	301,187	(108,715)	487,562

		(224,403)		(224,403)	$(224,403)

	(33,740)			(33,740)	(33,740)

					$(258,143)

		(1,854)		(1,854)
		(3,376)		(3,376)
		(13,297)		(13,297)

				—
				382
				585
		(4,471)		(44,875)
				(102)
		8		1,180

$—	$(34,355)	$53,794	$(108,715)	$168,062

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands)

	2008	2007	2006
Cash flow from operating activities:
Net earnings (loss)	$(224,403)	$110,078	$64,373
Less gain from discontinued operations	400	67,060	10,590

Earnings from continuing operations	(224,803)	43,018	53,783
Adjustments for non-cash items:
Depreciation	27,438	27,407	27,080
Amortization	1,998	1,961	1,998
Provision for doubtful accounts	2,774	1,646	1,694
Deferred income taxes	(107,505)	(1,275)	6,867
Non-cash compensation	1,600	1,829	1,373
Curtailment gains for defined benefit pension and other postretirement benefit plans	—	—	(2,402)
Net (gain) loss from disposal of assets	268	(744)	(3,398)
Impairment of goodwill and broadcast licenses	375,086	410	—
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	4,457	(412)	(7,748)
Inventories	626	(506)	726
Accounts payable	(3,168)	(1,082)	(6,156)
Other assets and liabilities	(6,980)	(5,611)	15,914

Net Cash Provided By Operating Activities	71,791	66,641	89,731

Cash flow from investing activities:
Capital expenditures for property and equipment	(22,225)	(35,906)	(21,735)
Proceeds from sales of assets	93	3,391	2,826
Acquisition of businesses	(25,284)	(12,221)	—
Proceeds from sale of businesses	—	205,007	7,252

Net Cash Provided By (Used For) Investing Activities	(47,416)	160,271	(11,657)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	209,497	343,310	224,052
Payments of long-term notes payable to banks	(173,292)	(399,425)	(263,597)
Proceeds from issuance of common stock, net	527	322	1,322
Redemption of common stock, net	(44,875)	(102,396)	(34,237)
Cash dividends	(18,527)	(20,445)	(19,433)

Net Cash Used For Financing Activities	(26,670)	(178,634)	(91,893)

Cash flow from discontinued operations:
Net operating activities	79	(49,275)	30,268
Net investing activities	—	(670)	(15,390)

Net Cash Provided By (Used For) Discontinued Operations	79	(49,945)	14,878

Net Increase (Decrease) In Cash And Cash Equivalents	(2,216)	(1,667)	1,059
Cash and cash equivalents:
Beginning of year	6,256	7,923	6,864

End of year	$4,040	$6,256	$7,923

Supplemental Cash Flow Information
Cash paid for income taxes	$4,883	$76,748	$32,936

Cash paid for interest	$7,596	$8,798	$14,674

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES

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

Advertising expense—We expense our advertising costs as incurred. Advertising expense totaled $3,836, $4,688, and $4,266 in 2008, 2007, and 2006, respectively.

Interest expense—Capitalized interest for the year ended December 30, 2007 totaled $89. All interest incurred during the years ended December 28, 2008 and December 31, 2006 was expensed.

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

Earnings per share

Basic

We apply the two-class method for calculating and presenting our basic earnings per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income (loss) from continuing operations (“net earnings”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid during the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

(b)	The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)	The remaining losses, which may include losses from discontinued operations (“undistributed losses”), are allocated to the class A and B common stock. Undistributed losses are not allocated to the class C common stock because the class C shares are not contractually obligated to share in the losses.

(d)	The total earnings allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings are allocated to determine the earnings per share for that class of common stock.

(e)	Basic earnings per share data are presented for class A and B common stock in the aggregate and for class C common stock. The basic earnings per share for class A and B common stock are the same; hence, these classes are reported together.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

The following table sets forth the computation of basic earnings per share under the two-class method:

	2008	2007	2006
Numerator for basic earnings (loss) from continuing operations for each class of common stock:
Earnings (loss) from continuing operations	$(224,803)	$43,018	$53,783
Less dividends:
Class A and B	16,665	18,591	17,577
Class C	1,854	1,854	1,854

Total undistributed earnings (loss) from continuing operations	$(243,322)	$22,573	$34,352

Class A and B undistributed earnings (loss) from continuing operations	$(243,322)	$21,449	$32,767
Class C undistributed earnings from continuing operations	—	1,124	1,585

Total undistributed earnings (loss) from continuing operations	$(243,322)	$22,573	$34,352

Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$16,665	$18,591	$17,577
Class A and B undistributed earnings (loss)	(243,322)	21,449	32,767

Numerator for basic earnings (loss) from continuing operations per class A and B common stock	$(226,657)	$40,040	$50,344

Numerator for basic earnings from continuing operations per class C common stock:
Dividends on class C	$1,854	$1,854	$1,854
Class C undistributed earnings	—	1,124	1,585

Numerator for basic earnings from continuing operations per class C common stock	$1,854	$2,978	$3,439

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,917	62,276	67,476
Class C	3,264	3,264	3,264

Basic earnings (loss) per share from continuing operations:
Class A and B	$(4.37)	$0.65	$0.75

Class C	$0.57	$0.92	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

	2008	2007	2006
Numerator for basic earnings from discontinued operations for each class of common stock:
Total undistributed earnings from discontinued operations	$400	$67,060	$10,590

Class A and B undistributed earnings from discontinued operations	$376	$63,720	$10,101
Class C undistributed earnings from discontinued operations	24	3,340	489

Total undistributed earnings from discontinued operations	$400	$67,060	$10,590

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,917	62,276	67,476
Class C	3,264	3,264	3,264

Basic earnings per share from discontinued operations
Class A and B	$0.01	$1.02	$0.15

Class C	$0.01	$1.02	$0.15

Numerator for basic net earnings for each class of common stock:
Net earnings (loss)	$(224,403)	$110,078	$64,373
Less dividends:
Class A and B	$16,665	$18,591	$17,577
Class C	1,854	1,854	1,854

Total undistributed net earnings (loss)	$(242,922)	$89,633	$44,942

Class A and B undistributed net earnings (loss)	$(242,946)	$85,169	$42,868
Class C undistributed net earnings (loss)	24	4,464	2,074

Total undistributed net earnings (loss)	$(242,922)	$89,633	$44,942

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends on class A and B	$16,665	$18,591	$17,577
Class A and B undistributed net earnings (loss)	(242,946)	85,169	42,868

Numerator for basic net earnings (loss) per class A and B common stock	$(226,281)	$103,760	$60,445

Numerator for basic net earnings per class C common stock:
Dividends on class C	$1,854	$1,854	$1,854
Class C undistributed net earnings	24	4,464	2,074

Numerator for basic net earnings per class C common stock	$1,878	$6,318	$3,928

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,917	62,276	67,476
Class C	3,264	3,264	3,264

Basic net earnings (loss) per share
Class A and B	$(4.36)	$1.67	$0.90

Class C	$0.58	$1.94	$1.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Diluted

Diluted earnings per share is computed based upon the assumption that the class C shares outstanding were converted into class A and B shares, class B common shares are issued upon exercise of our nonstatutory stock options when the exercise price is less than the current market price of our common shares, and common shares will be outstanding upon expiration of the vesting periods of our non-vested restricted stock. Diluted earnings per share for the year ended December 28, 2008 is computed based upon the assumption that the class C shares were not converted and 63 class B common shares are not outstanding upon the expiration of the vesting periods of our non-vested restricted stock as they are anti-dilutive.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	2008	2007	2006
Numerator for diluted earnings (loss) per share:
Dividends on class A and B common stock	$16,665	$18,591	$17,577
Dividends on class C common stock	—	1,854	1,854
Total undistributed earnings (loss) from continuing operations	(243,322)	22,573	34,352
Total undistributed earnings from discontinued operations	376	67,060	10,590

Net earnings (loss)	$(226,281)	$110,078	$64,373

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding – class A and B	51,917	62,276	67,476
Impact of non-vested restricted stock	—	81	57
Conversion of class C shares	—	4,452	4,452

Adjusted weighted average shares outstanding	51,917	66,809	71,985

Diluted earnings (loss) per share:
Continuing operations	$(4.37)	$0.65	$0.75
Discontinued operations	0.01	1.00	0.14

Net earnings	$(4.36)	$1.65	$0.89

Diluted earnings (loss) per share for the class C common stock is the same as basic earnings (loss) per share for the class C common stock because there are no class C common stock equivalents.

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

Fair values—The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value as of December 28, 2008 and December 30, 2007.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net—We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 28, 2008 and December 30, 2007 was $4,734 and $4,031, respectively. Included in receivables, net, as of December 28, 2008 is $5,504 of income tax overpayments primarily related to the 2007 income tax year for which we have applied or will apply for refunds.

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required. Credit losses are provided for in the financial statements and have been within management’s expectations. Given the current economic environment, credit losses may increase in the future.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market. A summary of inventories follows:

December 28 and December 30	2008	2007
Paper and supplies	$4,779	$5,272
Work in process	723	816
Finished goods	632	524
Less obsolescence reserve	(199)	(245)

Inventories, net	$5,935	$6,367

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets. The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value. Certain of our agreements require us to provide barter advertising time to our distributors. Barter advertising revenue and expense was $6,184, $6,322 and $6,433 in 2008, 2007 and 2006, respectively.

Property and equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	5—20
Other printing presses	10
Other	3—10

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of operations and accumulated depreciation in our consolidated balance sheets. At December 28, 2008 we recorded $1,638 for capital leases in equipment, $656 in accumulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

depreciation, $357 in current portion of long-term liabilities and $739 in other long-term liabilities in our consolidated balance sheets. At December 30, 2007, we recorded $1,757 for capital leases in equipment, $445 in accumulated depreciation, $351 in current portion of long-term liabilities and $1,029 in other long-term liabilities in our consolidated balance sheets.

Intangible assets—Indefinite-lived intangible assets, which consist of broadcast licenses, and goodwill are no longer amortized but instead are reviewed at least annually for impairment. We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 25 years.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2008 presentation.

New accounting standards—In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt Statement No. 141R in the first quarter of 2009. We do not believe the effect of adopting Statement No. 141R will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not believe the effect of adopting FASB Staff Position FAS 157-2 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FASB Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt FASB Staff Position FAS 142-3 in the first quarter of 2009. We do not believe the effect of adopting FASB Staff Position FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We adopted Statement No. 162 in the fourth quarter of 2008. The adoption of Statement No. 162 did not have a material impact on our consolidated financial statements.

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

In September 2008, the FASB issued Staff Position FIN 45-4 (FIN 45-4), “Amendment to Disclosure Requirements of Interpretation 45-Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45-4 requires disclosures of the current status of the payment/performance risk of the guarantee. For example, the current status of the payment/performance risk of a credit-risk-related guarantee could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. An entity that uses internal groupings shall disclose how those groupings are determined and used for management risk. FIN 45-4 is effective for reporting periods ending after November 15, 2008. We adopted FIN 45-4 in the fourth quarter of 2008. The adoption of FIN 45-4 did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This pronouncement shall be effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FASB Staff Position FAS 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FASB Staff Position are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions is permitted. We do not believe the effect of adopting FASB Staff Position FAS 132(R)-1 will have a material impact on our consolidated financial statements.

2	NOTES PAYABLE TO BANKS

We have a $475,000 unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 28, 2008 and December 30, 2007, we had borrowings of $215,090 and $178,885, respectively, under the facility at a weighted average rate of 2.10% and 5.55%, respectively. The increase in our borrowings was primarily used for repurchases of our class A common stock in 2008. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method which approximates the effective interest method. This agreement includes the following two financial covenants:

•

A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter periods preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of December 28, 2008, we were in compliance with this financial covenant.

•

An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter periods preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of December 28, 2008, we were in compliance with this financial covenant.

If actual operating and cash flow results over the next 12 months are lower than current projections, the margins by which we will comply with the covenants will decrease. In a recessionary economy, a significant risk to achieving our projections is meeting our revenue and earnings forecasts. To remain in compliance with the terms of our credit agreement, we could face increased pressure to reduce or delay capital expenditures, further decrease dividend payments, dispose of assets or operations, further reduce the size of our workforce or take other steps to revise our capital structure or our business operations. In addition, to remain in compliance with the terms of our credit agreement, we may seek to amend or replace our current credit facility with one or more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

2	NOTES PAYABLE TO BANKS continued

capital sources on appropriate terms. We cannot assure you that we will have the ability to take any of these actions or that these actions would be successful. If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility. If the lenders take such action, we may be forced to amend the terms of the credit agreement, obtain a waiver or find alternative sources of capital. If we are unable to obtain alternative sources of capital, it may be necessary to significantly restructure our business.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely restrained with an adverse impact on our ability to operate our businesses and we may be forced to take the actions described above. We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future borrowing requests.

We estimate the fair value of our unsecured revolving facility at December 28, 2008 to be $195,375 based on discounted cash flows and current borrowing rates.

3	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering the majority of our employees. The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment. Plan assets consist primarily of listed stocks and government and other bonds. The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law was effective for the plan year 2008 and primarily changed employer funding rules of defined benefit pension plans. This law did not have a significant effect on funding to our plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

We also sponsor an unfunded non-qualified pension plan for certain employees whose benefits under the pension plan and the 401(k) Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosure for the unfunded non-qualified pension plan for all years presented is combined with the defined benefit pension plan.

	Pension Benefits		Other Postretirement Benefits
Years ended December 28 and December 30	2008	2007	2008	2007
Change in benefit obligations
Benefit obligation at beginning of year	$128,941	$149,567	$20,216	$21,906
Service cost	2,270	4,148	105	137
Interest cost	8,243	8,713	1,260	1,181
Actuarial (gain) loss	7,028	(21,387)	(1,125)	(1,530)
Curtailment gain	—	(3,748)	—	—
Special termination benefits	—	23	—	—
Benefits paid	(8,351)	(8,375)	(2,140)	(1,478)

Benefit obligation at end of year	$138,131	$128,941	$18,316	$20,216

Change in plan assets
Fair value of plan assets at beginning of year	$138,372	$136,008	$—	$—
Actual gain (loss) on plan assets	(39,467)	10,482	—	—
Company contributions	266	257	2,140	1,478
Benefits paid	(8,351)	(8,375)	(2,140)	(1,478)

Fair value of plan assets at end of year	$90,820	$138,372	$—	$—

Funded status	$(47,311)	$9,431	$(18,316)	$(20,216)

Amounts recognized in consolidated balance sheets
Prepaid pension costs	$—	$15,298	$—	$—
Current liabilities	(289)	(272)	(1,624)	(1,659)
Noncurrent liabilities	(47,022)	(5,595)	(16,692)	(18,557)

Total	$(47,311)	$9,431	$(18,316)	$(20,216)

Amounts recognized in accumulated other comprehensive loss
Actuarial loss, net	$58,132	$534	$713	$1,838
Prior service credit	(1,989)	(2,208)	(1,659)	(1,878)
Transition obligation	—	—	2,193	2,742
Deferred income tax (asset) liability	(22,534)	671	(501)	(1,084)

Total	$33,609	$(1,003)	$746	$1,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

The accumulated benefit obligation for the pension plans was $129,955 and $120,728 at December 28, 2008 and December 30, 2007, respectively.

	Pension Benefits
Years ended December 28, December 30 and December 31	2008	2007	2006
Components of net periodic benefit cost
Service cost	$2,270	$4,148	$4,497
Interest cost	8,243	8,713	8,701
Expected return on plan assets	(11,103)	(10,524)	(10,206)
Curtailment gain	—	—	(1,682)
Amortization of:
Unrecognized prior service credit	(219)	(269)	(369)
Unrecognized net loss	—	1,360	1,567

Net periodic benefit cost included in selling and administrative expense	$(809)	$3,428	$2,508

In the first quarter of 2007, a pension plan curtailment gain of $390 was recorded as the result of the sale of Norlight Telecommunications, Inc. (Norlight) to Q-Comm Corporation (Q-Comm) on February 26, 2007 and reflected a reduction in future pension benefit accruals for all non-union employees of Norlight. The net periodic pension benefit cost related to Norlight reported in discontinued operations was $116 and $512 for 2007 and 2006, respectively. The curtailment gain was recorded in discontinued operations and is not reflected in the above table. Due to this pension plan change, the measurement of the net periodic benefit cost in the first quarter of 2007 from February 26, 2007 until the sale of all three regional publishing and printing operations of our community newspapers and shoppers business, which was completed in the third quarter of 2007, was based upon a 5.75% discount rate.

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

The net periodic pension benefit cost related to the three regional publishing and printing operations of our community newspapers and shoppers business reported in discontinued operations was $115 and $474 for 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

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

	Other Postretirement Benefits
Years ended December 28, December 30 and December 31	2008	2007	2006
Components of net periodic benefit cost
Service cost	$105	$137	$643
Interest cost	1,260	1,181	1,774
Curtailment gain	—	—	(720)
Amortization of:
Unrecognized prior service credit	(219)	(219)	(106)
Unrecognized net transition obligation	549	549	549
Unrecognized net loss	—	155	773

Net periodic benefit cost included in selling and administrative expense	$1,695	$1,803	$2,913

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

The unrecognized net loss and prior service credit for the defined benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $727 and ($219), respectively. The prior service credit and transition obligation for the other postretirement plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is ($219) and $549, respectively.

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 28, 2008 and December 30, 2007 for pension benefits and for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Other Postretirement Benefits
December 28 and December 30	2008	2007	2008	2007
Discount rate	6.50%	6.60%	6.15%	6.50%
Rate of compensation increases	4.80	4.80	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Other Postretirement Benefits
Years ended December 28 and December 30	2008	2007	2006	2008	2007	2006
Discount rate	6.60%	5.90%	5.95%	6.50%	5.75%	5.50%
Expected return on plan assets	8.50	8.50	8.50	—	—	—
Rate of compensation increases	4.80	4.00	4.00	—	—	—

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

To determine the discount rate assumptions for the pension and the postretirement benefit plans, we studied our plans’ specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds. The results of those studies were used as the benchmark to determine the discount rate assumptions.

We studied historical markets to determine the long-term rate of return assumption for plan assets. We preserved the long-term historical relationships between equities and fixed-income securities, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions. We review peer data and historical returns to check for reasonableness and appropriateness.

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2008 is 8.5%, grading down to 5.0% in the year 2016 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1% change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2008	$38	$(37)
Effect on postretirement benefit obligation as of December 28, 2008	$444	$(401)

Plan Assets

Our pension plan weighted average asset allocations at December 28, 2008 and December 30, 2007 by asset category are as follows:

	Plan Assets
	2008	2007
Equity securities	62.4%	70.2%
Fixed-income securities	36.8	29.2
Other	0.8	0.6

Total	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

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

	Percent of Total Portfolio
	Minimum	Target	Maximum
Large capitalization U.S. stocks	30.0%	35.0%	40.0%
Small capitalization U.S. stocks	15.0	20.0	25.0
International stock	10.0	15.0	20.0
Fixed-income securities	20.0	25.0	35.0
Cash equivalents	—	5.0	5.0

Contributions

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006. We do not expect to contribute to our qualified defined benefit pension plan in 2009. We expect to contribute $7,300 to our qualified defined benefit pension plan in 2010. We expect to contribute $289 and $316 to our unfunded non-qualified pension plan in 2009 and 2010, respectively.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contribution to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
2009	$8,376	$1,624
2010	8,594	1,612
2011	8,768	1,587
2012	8,957	1,556
2013	9,163	1,530
2014-2018	50,096	7,637

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

participant, up to 5% of eligible wages as defined by the 401(k) plan. In early 2009, we suspended our matching contribution to the 401(k) plan. The matching contributions, recorded as an operating expense, were $2,399, $2,177 and $2,672 in 2008, 2007 and 2006, respectively. We made additional contributions into the 401(k) on behalf of certain employees not covered by the defined benefit pension plan and for employees who elected to freeze their defined pension benefits of $2,103, $2,140 and $1,028 in 2008, 2007 and 2006, respectively. We expect to contribute $2,286 on behalf of these employees in 2009. Included in the 2007 and 2006 matching contributions are contributions to the employees of Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business that were sold in 2007 of $68 and $411, respectively. Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business that were sold are reported as discontinued operations.

4	INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

Years ended December 28, December 30 and December 31	2008	2007	2006
Current:
Federal	$459	$23,249	$23,158
State	1,006	4,652	5,103

Total current	1,465	27,901	28,261
Deferred:
Federal	(93,585)	(211)	6,677
State	(13,920)	(1,064)	309

Total deferred	(107,505)	(1,275)	6,986

Total provision (benefit) for income taxes for continuing operations	$(106,040)	$26,626	$35,247

Current:
Federal	$—	$35,973	$6,022
State	—	7,277	1,110

Total provision for income taxes for discontinued operations	$—	$43,250	$7,132

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 28, December 30 and December 31	2008	2007	2006
Statutory federal income (benefit) tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.5)	3.3	4.0
Goodwill and broadcast license impairment	5.7	—	—
Other	(0.3)	(0.1)	0.6

Effective income tax (benefit) rate	(32.1)%	38.2%	39.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

4	INCOME TAXES continued

Temporary differences that give rise to the deferred tax assets and liabilities at December 28, 2008 and December 30, 2007 are as follows:

Current assets	2008	2007
Receivables	$1,683	$1,455
Inventories	79	94
Other assets	675	1,538
Accrued compensation	2,061	2,205
Accrued employee benefits	1,075	1,529

Total current deferred tax assets	5,573	6,821

Current liabilities
Accrued state income taxes	(704)	—

Total current deferred tax liabilities	(704)	—

Total net current deferred tax assets	$4,869	$6,821

Non-current assets
Accrued employee benefits	$24,030	$7,664
State deferred income taxes	6,838	—
State net operating loss and tax credit carryforwards	2,584	1,537
Intangible assets	51,065	—
Other assets	295	199
Valuation allowances on state net operating loss and tax credit carryforwards	(322)	(611)

Total non-current deferred tax assets	84,490	8,789

Non-current liabilities
Property and equipment	(16,762)	(15,788)
Intangible assets	—	(52,134)
Accrued employee benefits	—	(3,328)
Other liabilities	(3,308)	(5,203)

Total non-current deferred tax liabilities	(20,070)	(76,453)

Total net non-current deferred tax assets (liabilities)	$64,420	$(67,664)

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition. The non-cash goodwill and broadcast license impairment charges recorded during 2008 are not currently deductible for income tax purposes and have caused us to recognize a deferred tax asset. We have evaluated the realizability of this deferred tax asset and we believe that it will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law. In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

At December 28, 2008, we have $2,584 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years. The net operating losses began expiring in 2009. To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $322 in valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

4	INCOME TAXES continued

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2005 through 2007 tax returns are open for federal purposes, and our 2004 through 2007 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin for our 1998 through 2002 tax returns. On August 1, 2008, we appealed an income and franchise tax audit assessment issued by the Wisconsin Department of Revenue for the years 1998 through 2002. We disagree with this assessment and have asked the Wisconsin Tax Appeals Commission to reverse the Wisconsin Department of Revenue’s action and return to us our prepayment of $9,452. At December 28, 2008, we have $568 accrued for interest income related to this prepayment.

The following table summarizes the activity related to our unrecognized tax benefits during 2008 and 2007:

	2008	2007
Balance as of December 30, 2007	$2,408	$3,088
Increases related to current year tax provisions	747	—
Increases due to prior year tax provisions	—	115
Decreases related to prior year tax provisions	(236)	—
Decreases due to the expiration of statutes of limitations	—	(795)
Decreases due to settlements	(441)	—

Balance as of December 28, 2008	$2,478	$2,408

As of December 28, 2008, our liability for unrecognized tax benefits was $2,478, which, if recognized, $2,365 would have an impact on our effective tax rate. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 28, 2008 and December 30, 2007, we had $1,224 and $1,980, respectively, accrued for interest expense and penalties. During 2008 and 2007, we recognized $103 and $52, respectively, in interest expense related to unrecognized tax benefits. We do not expect to recognize any significant unrecognized tax benefits and related interest within the next 12 months.

5	COMMITMENTS

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 28, 2008, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

2009	$4,751
2010	3,559
2011	2,135
2012	1,494
2013	672
Thereafter	1,872

$14,483

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

5	COMMITMENTS continued

Our publishing businesses lease print equipment and delivery trucks accounted for as capital leases. As of December 28, 2008, our future minimum rental payments due under capital lease agreements consist of the following:

2009	$358
2010	286
2011	286
2012	167
2013	—
Thereafter	—

$1,097

Rent expense charged to operations for 2008, 2007 and 2006 was $7,080, $7,245 and $8,320, respectively. We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in operations for 2008, 2007 and 2006 was $33, $423 and $618, respectively. There were no noncancellable subleases as of December 28, 2008.

We have a purchase commitment related to printing equipment for our publishing business of approximately $72 as of December 28, 2008. Purchase commitments related to audience research services and cellular phone services for our broadcasting business were approximately $3,725 and $317, respectively, as of December 28, 2008.

We have $1,202 of standby letters of credit for business insurance purposes.

Over the next five years, we are committed to purchase and provide advertising time in the amount of $17,758 for television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations. Our maximum potential obligation pursuant to the guarantee is $1,379 as of December 28, 2008. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have the right of indemnification from the buyer.

The leases for the two buildings utilized by our printing services business contain purchase option clauses that allow us to purchase the buildings at the end of the lease term on October 5, 2012 for $3,000. Further, the leases contain a put option in which the lessor has the option to require us to purchase the buildings for $3,000 if it is able to provide an environmental report acceptable to us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

6	SHAREHOLDERS’ EQUITY continued

class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than approximately $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares. Class B shares are held by our current and former employees and Grant family shareholders. These shares are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends on Class B shares are equal to those declared on the class A shares. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

The changes in the number of shares of our common stock during 2008, 2007 and 2006 are as follows (in thousands):

	Common Stock
	Class C	Class B	Class A
Balance at December 25, 2005	3,264	26,763	42,189
Conversion of class B shares to class A shares	—	(8,777)	8,777
Shares repurchased	—	—	(2,855)
Shares issued under equity incentive and employee stock purchase plans	—	246	—

December 31, 2006	3,264	18,232	48,141
Conversion of class B shares to class A shares	—	(3,623)	3,623
Shares repurchased	—	(3,200)	(6,412)
Shares issued under equity incentive and employee stock purchase plans	—	119	—

Balance at December 30, 2007	3,264	11,528	45,352
Conversion of class B shares to class A shares	—	(1,958)	1,958
Shares repurchased	—	—	(6,757)
Shares withheld from employees for tax withholding	—	(12)	—
Shares issued under equity incentive and employee stock purchase plans	—	381	—

Balance at December 28, 2008	3,264	9,939	40,553

7	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaced the 2003 Equity Incentive Plan (2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of December 28, 2008, there are 3,767,144 shares available for issuance under the 2007 Plan.

2003 Equity Incentive Plan

Our 2003 Plan, which was replaced in May 2007 by our 2007 Plan, rewarded key employees for achieving designated corporate and individual performance goals and allowed for issuances to outside directors as part of their board compensation package. In February 2007, our board of directors approved and adopted an amendment to our 2003 Plan to provide for the inclusion of stock-settled stock appreciation rights as a permitted form of award under the Plan. Awards to outside directors could have been granted in any one or a combination of stock appreciation rights, stock grants, nonstatutory stock options, performance unit grants and stock unit grants. Incentive stock options could have been granted to employees.

During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, we recognized $1,608, $1,838 and $1,489, respectively, in stock-based compensation expense, including $0, $96 and $102, respectively, recorded in gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $515, $702 and $590, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of December 28, 2008, total unrecognized compensation cost related to stock-based compensation awards was $2,081, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years. Stock-based compensation expense is reported in selling and administrative expenses and gain on discontinued operations in our consolidated statements of operations.

Nonstatutory stock options

The compensation committee of our board of directors has granted nonstatutory stock options to employees and directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed 10 years from the grant date. It is our policy to issue new class B common stock upon the exercise of nonstatutory stock options.

In 2003 and 2004, our directors and certain of our employees were granted options to purchase class B common stock. These options are exercisable and will remain exercisable for a period of up to seven years from the grant date. There have been no options granted since 2004.

A summary of stock option activity during 2008 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	50,500	$18.13
Expired	(3,000)	17.90

Outstanding and exercisable at December 28, 2008	47,500	18.14	2.1

The aggregate intrinsic value of stock options outstanding and exercisable at the end of 2008 is zero because the fair market value of our class B common stock on December 28, 2008 was lower than the weighted average exercise price of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

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

Fair value for SARs granted in 2008 was calculated using the Black-Scholes option pricing model, with the following weighted average assumptions:

Dividend yield	2.70%
Expected volatility	26.00%
Risk-free rate of return of fixed price SARs	3.41%
Risk-free rate of return of escalating price SARS	3.54%
Expected life of fixed price SARs (in years)	7.0
Expected life of escalating price SARs (in years)	7.5
Weighted average fair value of fixed price SARs granted	$1.81
Weighted average fair value of escalating price SARs granted	$1.03

Because we have no historical options or SARs exercise experience, the expected life of the fixed price SARs was based on the midpoint between the vesting date and the end of the contractual term and adjusted for the retirement provisions of our 2007 Plan. The expected life of the escalating price SARs was determined by adding a half of a year to the fixed price SARs to compensate for their higher exercise price. The risk free rate of return was based on the United States Treasury yield curve in effect on the date of grant for the respective life of the SAR. The dividend yield was based on the most recent annualized quarterly dividend payment divided by the average trailing twelve-month daily stock price and annualizing the rate. The expected volatility was based on the historical volatility of our common stock and was benchmarked to our peers’ historical volatility over the same time period. A summary of SAR activity during 2008 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 30, 2007	608,000	$13.74
Granted	723,000	7.89

Outstanding at December 28, 2008	1,331,000	10.56	8.6

Exercisable at December 28, 2008	202,464	13.51	8.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of 2008 is zero because the fair market value of our class B common stock on December 28, 2008 was lower than the weighted average exercise price of the SARs.

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

Stock grants

The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during 2008 is as follows

	Shares	Weighted Average Fair Value
Non-vested at December 30, 2007	149,585	$13.81
Granted	309,313	3.75
Vested	(114,058)	9.02
Forfeited	(19,240)	11.15

Non-vested at December 28, 2008	325,600	6.09

Our non-vested restricted stock grants vest two, three or five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.6 years. The total fair value of shares vesting during 2008 was $1,028. There were 105,508 vested unrestricted and non-vested restricted stock grants issued to our directors and employees during 2007 at a weighted average fair value of $13.30 per share, of which 52,348 shares are vested as of December 28, 2008 with a total grant date fair value of $695. During 2006, 140,131 vested and nonvested restricted stock grants were issued to our directors and employees at a weighted-average fair value of $12.34 per share, of which 67,836 shares are vested as of December 28, 2008 with a total grant date fair value of $816.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

In 2006, the compensation committee of our board of directors accelerated the vesting of 13,950 non-vested restricted stock grants granted to 45 employees of Norlight. The non-vested restricted stock grants vested immediately prior to the effective time of the February 26, 2007 sale of Norlight. There was no overall incremental compensation expense resulting from this modification.

Employee stock purchase plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 91,138 class B common shares sold to employees under this plan in 2008 at a weighted average fair value of $5.79. As of December 28, 2008, there are 2,642,989 shares available for sale under the plan.

8	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Impairment Tests

Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results of operations and a further decline in our stock price, we performed an interim impairment test as of September 28, 2008 on goodwill relating to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations. We applied the interim impairment testing provisions in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Our interim impairment tests in the third quarter of 2008 indicated there was no goodwill impairment; however, four television broadcast licenses and 13 radio broadcast licenses were impaired. We recorded a $38,762 non-cash impairment charge in the third quarter of 2008.

We perform our annual impairment test on our indefinite-lived intangible assets, including goodwill related to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations, as of the beginning of the fourth quarter. Since the third quarter interim impairment test was performed as of the end of the third quarter, the third quarter results were used to satisfy the annual testing requirement.

However, due to the continuation of the downturn in the economy that adversely impacted our fourth quarter operating results and caused us to significantly reduce our expected cash flows for 2009 and beyond, and further declines in the market value of our common stock, we performed an interim impairment test as of December 28, 2008 on goodwill relating to our reporting units and broadcast licenses and other identifiable assets at individual television and radio stations. Our interim impairment tests in the fourth quarter of 2008 indicated goodwill impairment due to a decline in our expected cash flows and further impairment of our television and radio broadcast licenses due to a decline in projected market revenues and increases in discount rates. We recorded a $245,885 non-cash impairment charge for goodwill at our publishing and broadcasting reporting units and a $90,439 non-cash impairment charge for eight television broadcast licenses and 24 radio broadcast licenses in the fourth quarter of 2008.

For purposes of testing the carrying values of goodwill related to our reporting units, we determined fair value by using an income and a market valuation approach. The income approach uses expected cash flows for each reporting unit. The cash flows were then discounted for risk and time value. In addition, the present value of the projected residual value was estimated and added to the present value of the cash flows. The market approach was based on price multiples of publicly traded stocks of comparable companies to derive fair value. Each approach was weighted equally to determine a fair value estimate of each reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

8	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

We based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and our reporting units requires inputs and assumptions (i.e. market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. If expected cash flows of our community newspapers and shoppers reporting unit continues to deteriorate and management concludes expected cash flows will not improve within a reasonable period of time, we may be required to recognize a goodwill impairment charge in future periods, which could have a an adverse impact on our financial condition and results of operations.

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value. The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces. These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start-up costs, risk—adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values. Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

Definite-Lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements over the terms of the contracts and the trade names over a period of 25 years.

Amortization expense was $1,998 and $1,961 for 2008 and 2007, respectively. Estimated amortization expense for our next five fiscal years is $1,948 for 2009, $1,898 for 2010, $1,540 for 2011, $1,458 for 2012 and $1,339 for 2013.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 28, 2008 and December 30, 2007 is as follows:

December 28, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$26,930	$(4,929)	$22,001
Customer lists	18,066	(15,365)	2,701
Non-compete agreements	15,351	(15,266)	85
Other	4,779	(2,860)	1,919

Total	$65,126	$(38,420)	$26,706

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

8	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

December 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliation agreements	$26,930	$(3,862)	$23,068
Customer lists	16,249	(14,583)	1,666
Non-compete agreements	15,281	(15,256)	25
Other	3,664	(2,721)	943

Total	$62,124	$(36,422)	$25,702

The changes in the carrying amount of customer lists, non-compete agreements and other intangibles during 2008 represents the acquisitions of the Iola Herald and Manawa Advocate weekly publications acquired on January 9, 2008; KPSE-LP, Channel 50, in Palm Springs, California acquired on January 28, 2008; two shoppers, Clintonville Shopper’s Guide and Wittenberg Northerner Shopping News, acquired on March 19, 2008; KWBA-TV, analog Channel 58 and digital Channel 44, in Sierra Vista, Arizona (Tucson market) acquired on July 22, 2008 and Waupaca Publishing Company acquired on October 6, 2008.

Weighted-average amortization period:	Years
Network affiliation agreements	25
Customer lists	12
Non-compete agreements	5
Other	13
Total	16

Indefinite-lived Intangibles

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.

The net carrying amount of our broadcast licenses was $101,220 and $223,529 as of December 28, 2008 and December 30, 2007, respectively. The decrease in the carrying amount of our broadcast license was due to the non-cash impairment charges of $129,201, partially offset by the acquisitions of the broadcast licenses for KPSE-LP, Channel 50, in Palm Springs, California and KWBA-TV, analog Channel 58 and digital Channel 44, in Sierra Vista, Arizona (Tucson market).

The changes in the carrying amount of goodwill during the year ended December 28, 2008 are as follows:

Reporting unit	Goodwill at December 30, 2007	Adjustments	Goodwill at December 28, 2008
Daily newspaper	$2,900	$(2,900)	$—
Community newspapers and shoppers	12,760	(8,475)	4,285
Broadcasting	216,878	(216,878)	—

Total	$232,538	$(228,253)	$4,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

8	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

The changes in the carrying amount of goodwill for 2008 represents the non-cash impairment charge of $245,885 and the acquisitions of KPSE-LP, Channel 50, in Palm Springs, California, KWBA-TV, analog Channel 58 and digital Channel 44, in Sierra Vista, Arizona (Tucson market), the Clintonville Shopper’s Guide, the Witternberg Northerner Shopping News and Waupaca Publishing Company.

The changes in the carrying amount of goodwill for the year ended December 30, 2007 are as follows:

Reporting unit	Goodwill at December 31, 2006	Adjustments	Goodwill at December 30, 2007
Daily newspaper	$2,084	$816	$2,900
Community newspapers and shoppers	12,178	582	12,760
Broadcasting	216,963	(85)	216,878
Direct marketing services	410	(410)	—

Total	$231,635	$903	$232,538

The changes in the carrying amount of goodwill during 2007 results from the acquisitions of two magazines and two weekly publications, the divestiture of KOMJ-AM and a non-cash impairment at our direct marketing services business.

9	ACQUISITIONS AND SALE

All acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. Pro forma information is not provided because the operating results of the acquisitions are not material.

2008

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

On July 22, 2008, Journal Broadcast Corporation and Journal Broadcast Group, Inc. completed the asset purchase of CW Network affiliate, KWBA-TV, Analog Channel 58, Digital Channel 44, in Sierra Vista, Arizona,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

9	ACQUISITIONS AND SALE continued

from Cascade Broadcasting Group, LLC and Tucson Communications, L.L.C. for $12,004. KWBA-TV serves the Tucson, Arizona market. We believe owning cross-platform businesses in this growth market will help us increase our local news focus and better serve our viewers and listeners.

The purchase price allocations for the television stations, KPSE-LP and KWBA-TV, are as follows:

KPSE-LP Palm Springs, CA
Prepaid expenses	$73
Property and equipment	55
Goodwill	3,007
Broadcast licenses	1,978
Customer lists	60
Accounts payable	(14)
Other liabilities	(498)

Total purchase price	$4,661

	KWBA-TV (Sierra Vista, AZ)
	Preliminary Purchase Price	Fourth Quarter Adjustments	Final Purchase Price
Prepaid expenses	$74	$331	$405
Property and equipment	1,825	(358)	1,467
Goodwill	3,821	5,457	9,278
Broadcast licenses	6,500	(1,686)	4,814
Network affiliation agreement	1,000	(1,000)	—
Customer lists	500	(430)	70
Other assets	1,400	(1,227)	173
Accounts payable	(56)	—	(56)
Other liabilities	(3,060)	(1,087)	(4,147)

Total purchase price	$12,004	$—	$12,004

In the third quarter of 2008, we recorded a preliminary purchase price allocation. A final purchase price allocation was recorded in the fourth quarter of 2008.

On October 6, 2008, Journal Community Publishing Group, Inc. purchased the assets of Waupaca Publishing Company for $7,037. We paid $6,987 and retained from the purchase price $50 for environmental related expenses, which we have agreed to pay on behalf of the seller. The seller remains liable for all obligations relating to the conditions of the property purchased. The purchase consists of several Waupaca-area weekly paid newspapers including the Waupaca County Post, The Chronicle (Weyauwega/Fremont), Wisconsin State Farmer and the Picture Post. It also includes the monthly paid niche publications Wisconsin Horsemen’s News, and Silent Sports magazine. The purchase includes additional print publications and associated internet websites as well as Waupaca Publishing Company’s commercial printing business and the related real estate and buildings. We believe this purchase combined with our existing paid weekly newspapers in the area will provide additional media offerings in Waupaca County, Wisconsin for our readers and advertisers and will extend our niche media offerings, which help our advertisers reach specialized audiences.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

9	ACQUISITIONS AND SALE continued

The purchase price allocation for Waupaca Publishing Company is as follows:

Waupaca Publishing Company
Accounts receivable, net	$348
Inventories, net	184
Property and equipment	278
Goodwill	4,285
Customer lists	1,530
Non-compete agreements	70
Trade names	1,060
Accrued compensation	(24)
Deferred revenue	(681)
Other liabilities	(13)

Total purchase price	$7,037

The goodwill and the broadcast licenses which we acquired are not subject to amortization for financial reporting purposes. These intangible assets are, however, amortized and deductible for income tax purposes.

The weighted-average amortization period (in years) for customer lists, non-compete agreements, and trade names for all businesses acquired in 2008 is as follows:

Weighted-average amortization period:	Years
Customer lists	8
Non-compete agreements	5
Trade names	25
Total	14

2007

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

On October 11, 2007, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, acquired the Clintonville Tribune-Gazette in Clintonville, Wisconsin from GateHouse Media, Inc. The Clintonville Tribune-Gazette is a weekly paid publication. On November 5, 2007, Journal Community Publishing Group, Inc. acquired the Clay County Leader in Orange Park Florida, a weekly publication, from County Publishing Inc. The total cash purchase price for the weekly publications was $637. The acquisitions deepen our media offerings and extend our reach in north central Wisconsin and Florida.

On March 27, 2007, Journal Broadcast Group completed the sale of KOMJ-AM in Omaha, Nebraska to Cochise Broadcasting LLC (Cochise) for $500 and recorded a $152 pre-tax loss on the sale. The divestiture of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

9	ACQUISITIONS AND SALE continued

KOMJ-AM was part of Journal Broadcast Group’s compliance with the FCC’s cross-ownership rules as a result of our December 2005 agreement to acquire KMTV-TV, Omaha, Nebraska from Emmis Communications Corporation (Emmis). Concurrently with the sale of KOMJ-AM, we completed the purchase of the KMTV-TV FCC license and remitted to Emmis a final purchase payment of $10,000.

10	DISCONTINUED OPERATIONS

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

Years ended December 28, December 30 and December 31	2008	2007	2006
Revenue	$—	$22,450	$43,090
Earnings before income taxes	$—	$1,260	$3,263

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

The following table summarizes Norlight’s results of operations which are included in the gain from discontinued operations in the consolidated statement of operations for all periods presented:

Years ended December 28, December 30 and December 31	2008	2007	2006
Revenue	$—	$18,451	$127,768
Earnings before income taxes	$—	$4,474	$16,209

NorthStar Print Group, Inc.

On January 25, 2005, Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. In 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve due to a settlement with the Environmental Protection Agency. In 2007, we recorded a loss on discontinued operations of $600 for a preliminary assessment from the Environmental Protection Agency. In 2006, we recorded a loss on discontinued operations of $1,666 from a purchase price adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

11	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

The following table summarizes NorthStar’s gain from discontinued operations in the consolidated statement of operations for all periods presented:

Years ended December 28, December 30 and December 31	2008	2007	2006
Revenue	$—	$—	$—
Gain (Loss) before income taxes	$400	$(600)	$(84)

During 2008, we recorded a pre-tax charge of $5,327 for workforce separation benefits across all of our businesses. These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations. Due to adverse changes in our operating results and further deterioration of economic, market and business conditions, we continue to align our costs with our declining revenues. Since December 30, 2007, the number of full-time and part-time employees has decreased by approximately 12.0%.

During 2007, we recorded a pre-tax charge of $3,106 for separation benefits at our daily newspaper for 57 employees. The charge was recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.

Activity associated with the workforce reduction and business initiatives during the year ended December 28, 2008 and December 30, 2007 was as follows:

	Balance at December 30, 2007	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 28, 2008
Publishing
Daily newspaper	$257	$4,533	$(4,233)	$557
Community newspapers and shoppers	—	67	(14)	53

Total Publishing	257	4,600	(4,247)	610
Broadcasting	—	461	(431)	30
Printing services	—	89	(89)	—
Direct marketing services	—	177	—	177

Total	$257	$5,327	$(4,767)	$817

	Balance at December 30, 2006	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 30, 2007
Daily newspaper	$—	$3,106	$(2,849)	$257

12	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consisted of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida. As of December 28, 2008, our broadcasting segment consisted of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

12	SEGMENT REPORTING continued

expenses and eliminations. In 2008, we changed the structure of our internal organization. The Milwaukee, Wisconsin location of our direct marketing services business, which was previously reported in our “other” segment, is now part of the daily newspaper, which is reported in our publishing segment. Prior periods have been restated to reflect this organizational change.

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1. The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 and identifiable total assets at December 28, 2008 and December 30, 2007:

	2008	2007	2006
Revenue
Publishing	$241,972	$266,142	$284,894
Broadcasting	209,914	218,118	238,536
Printing services	65,201	69,377	66,956
Other	27,844	29,017	38,377

	$544,931	$582,654	$628,763

Operating earnings (loss)
Publishing	$(2,792)	$31,040	$34,835
Broadcasting	(322,706)	41,349	65,887
Printing services	2,424	5,932	2,600
Other	395	467	1,278

	$(322,679)	$78,788	$104,600

Non-cash impairment charge
Publishing	$16,722	$—	$—
Broadcasting	358,364	—	—
Printing services	—	—	—
Other	—	410	—

	$375,086	$410	$—

Depreciation and amortization
Publishing	$12,859	$13,379	$13,345
Broadcasting	13,436	12,930	12,970
Printing services	2,249	2,109	1,985
Other	892	950	778

	$29,436	$29,368	$29,078

Capital expenditures
Publishing	$4,601	$11,342	$9,303
Broadcasting	15,200	20,879	9,171
Printing services	974	1,418	1,857
Other	1,450	2,267	1,404

	$22,225	$35,906	$21,735

Identifiable total assets
Publishing	$157,440	$176,209
Broadcasting	330,355	620,713
Printing services	19,375	21,468
Other	35,429	38,577

	$542,599	$856,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2008 (in thousands, except per share amounts)

13	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2008 Quarters
	First	Second	Third	Fourth	Total
Revenue	$134,265	$140,090	$136,270	$134,306	$544,931
Gross profit	56,354	60,241	55,123	55,169	226,887
Net earnings	6,690	9,004	(17,101)	(222,996)	(224,403)
Earnings per share
Basic – class A and B common stock	0.11	0.16	(0.35)	(4.46)	(4.36)
Diluted – class A and B common stock	0.11	0.16	(0.35)	(4.46)	(4.36)
Basic and diluted – class C common stock	0.17	0.22	0.14	0.14	0.58

	2007 Quarters
	First	Second	Third	Fourth	Total
Revenue	$143,193	$147,465	$144,379	$147,617	$582,654
Gross profit	62,140	68,005	64,166	65,344	259,655
Net earnings	73,331	14,150	13,128	9,469	110,078
Earnings per share
Basic – class A and B common stock.	1.07	0.21	0.20	0.15	1.67
Diluted – class A and B common stock	1.05	0.21	0.20	0.15	1.65
Basic and diluted – class C common stock	1.13	0.28	0.27	0.22	1.94

The results for 2008 include a pre-tax gain of $400 recorded in discontinued operations for a final Environmental Protection Agency assessment for NorthStar in the first quarter of 2008. The second quarter of 2008 includes a $426 pre-tax contract termination charge recorded at our community newspapers and shoppers business. The third quarter of 2008 includes a pre-tax broadcast license impairment charge of $38,762 and a $3,924 pre-tax charge for separation benefits at our daily newspaper and broadcasting businesses. The fourth quarter of 2008 includes an additional pre-tax broadcast license impairment charge of $90,439, a pre-tax goodwill impairment charge of $245,885 recorded at our publishing and broadcasting businesses, a $1,167 pre-tax charge for separation benefits at our publishing, broadcasting, printing services and direct marketing services businesses and a $111 pre-tax reduction of the contract termination charge recorded at our community newspapers and shoppers business.

The results for 2007 include a pre-tax gain on the sale of Norlight of $101,807 in the first quarter of 2007 and pre-tax gains of $2,009 and $1,360 in the second and third quarters of 2007, respectively, on the sales of our three regional publishing and printing operations. The second quarter of 2007 includes an $852 pre-tax gain on the sale of property by our community newspapers and shoppers business. The third quarter of 2007 includes $720 in pre-tax insurance proceeds related to a litigation settlement at our daily newspaper. The fourth quarter of 2007 includes a $3,106 pre-tax charge for separation benefits at our daily newspaper, a $600 pre-tax charge recorded in discontinued operations for a preliminary Environmental Protection Agency assessment for NorthStar and a $410 pre-tax goodwill impairment at our direct marketing business. The results of 2007 also include an $808 increase in revenue for unused advertiser credits issued in 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Journal Communications, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 28, 2008 and the related consolidated statements of operations, of shareholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Journal Communications, Inc. and its subsidiaries at December 28, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2008 information in the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule information, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, financial statement schedule information and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 27, 2009

REPORT OF INDEPENDENT ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Journal Communications, Inc.

We have audited the accompanying consolidated balance sheet of Journal Communications, Inc. as of December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index to Exhibit at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 30, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 4 and 3 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007, and its method of accounting for pension and postretirement benefits effective December 31, 2006, respectively.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 19, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 14(c) to 15(e) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 28, 2008, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our April 30, 2009 Annual Meeting of Shareholders is incorporated by reference herein. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

The information contained under the headings “Compensation Discussion and Analysis,” “Election of Officers,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation,” in the Proxy Statement for our April 30, 2009 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” in the Proxy Statement for our April 30, 2009 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 28, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (2003 Plan)	655,500	(1)	$14.05	N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	723,000	(2)	$7.89	6,410,133	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	1,378,500		$10.82	6,410,133

1)	Represents options to purchase shares of Class B common stock and stock appreciation rights (SARs) to receive amounts equal to the excess of fair value of shares of Class B common stock over the base value of each SAR under our 2003 Equity Incentive Plan (2003 Plan). No further awards will be granted under our 2003 Plan.

2)	Represents SARs to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan).

3)	Represents 3,767,144 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. Also includes 2,642,989 shares available for issuance under our Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our April 30, 2009 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Independent Public Accounting Firm Disclosure” in the Proxy Statement for our April 30, 2009 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 110 to 113) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 28, 2008, December 30, 2007 and December 31, 2006

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions (Deductions)	Deductions		Balance at End of Year
Allowance for doubtful accounts:
2008(4)	$4,031	$4,533	$45	$3,875	(1)	$4,734
2007	$3,885	$1,712	$—	$1,566	(1)	$4,031
2006(3)	$2,511	$1,858	$—	$484	(1)	$3,885
Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2008	$611	$—	$—	$289	(2)	$322
2007	$1,202	$—	$—	$591	(2)	$611
2006	$2,051	$—	$—	$849	(2)	$1,202

(1)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(2)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

(3)	Norlight and the three regional publishing and printing operations of our community newspapers and shoppers business that were sold have been removed from amounts reported in previous years.

(4)	Represents allowance for doubtful accounts from businesses acquired in 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 6, 2009.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 6, 2009:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Anne M. Bauer
Anne M. Bauer, Vice President & Controller (Principal Accounting Officer)

/s/ David J. Drury
David J. Drury, Director

/s/ David G. Meissner
David G. Meissner, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

/s/ Roger D. Peirce
Roger D. Peirce, Director

/s/ Ellen F. Siminoff
Ellen F. Siminoff, Director

/s/ Mary Ellen Stanek
Mary Ellen Stanek, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Jeanette Tully
Jeanette Tully, Director

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
(2)	Stock Purchase Agreement, dated as of November 13, 2006, among Journal Communications, Inc., Norlight Telecommunications, Inc. and Q-Comm Corporation (incorporated by reference to Exhibit 2.2 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2007 [Commission File No. 1-31805]).

(3.1)	Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended through June 30, 2006 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on From 8-K dated June 30, 2006 [Commission File No. 1-318051]).

(3.2)	Bylaws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications’ Current Report on Form 8-K dated May 1, 2008 [Commission File No. 1-31805]).

(4.1)	Amended and Restated Credit Agreement, dated December 2, 2005, among Journal Communications, Inc., certain subsidiaries thereof from time to time party thereto, the financial institutions party thereto, Suntrust Bank, as syndication agent, Bank of America, N.A., as co-documentation agent, Wachovia Bank National Association, as co- documentation agent, and U.S. Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 2, 2005 [Commission File No. 1- 31805]).

(4.2)	Shareholders Agreement, dated as of May 12, 2003, by and among Journal Communications, Inc. (then known as The Journal Company), The Journal Company (then known as Journal Communications, Inc.), Matex Inc. and the Abert Family Journal stock Trust, as further executed by two “Family Successors,” Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s Registration Statement on Form S-1 filed on June 19, 2003 [Reg. No. 333-105210]).

(4.3)	Amendment to Shareholders Agreement, dated as of August 2, 2007, by and among Journal Communications, Inc., The Journal Company, Matex Inc., the Abert Family Journal Stock Trust, Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.2 to Journal Communications, Inc.’s Current Report on From 8-K dated August 22, 2007 [File No. 1-31805]).

(10.1)	Journal Communications, Inc. Executive Management Incentive Plan (f/k/a the Management Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan (f/k/a the Management Annual Incentive Plan) (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s [now known as The Journal Company] Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.2 to Journal Communications Inc.’s Current Report on From 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

Exhibit Number	Description
(10.5)	Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)	Journal Communications, Inc. (f/k/a The Journal Company) 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Journal Communications’ current report on Form 8-K dated May 1, 2008 [Commission File No. 1-31805]).

(10.7)	Journal Communications, Inc. Executive Management Incentive Plan (incorporated by reference to exhibit 10.7 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.8)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Directors (incorporated by reference to Exhibit 10.1 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.9)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Officers and Employees (incorporated by reference to Exhibit 10.2 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.10)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Journal Communications Inc.’s Current Report on
Form 8-K dated February 3, 2005 [Commission File No. 1-81805]).*

(10.11)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.5 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission
File No. 1-31805]).*

(10.12)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.4 to Journal Communications Inc.’s Current report on Form 8-K dated February 3, 2005 [Commission
File No. 1-31805]).*

(10.13)	Amended and Restated Employment Agreement, amended and restated effective as of December 8, 2007, between Steven J. Smith and Journal Communications, Inc. (incorporated by reference to Exhibit 10.14 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.14)	Change in Control Agreement amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Douglas G. Kiel (incorporated by reference to Exhibit 10.14 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.15)	Change in Control Agreement amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.14 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.16)	Change in Control Agreement amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Douglas G. Kiel (incorporated by reference to Exhibit 10.14 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

Exhibit Number	Description
(10.17)	Change in Control Agreement amended and restated effective as of December 8, 2007, between Journal Communications, Inc. and Mary Hill Leahy (incorporated by reference to Exhibit 10.14 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.18)	Amendment to the Journal Communications Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.19)	Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.20)	Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to
Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.21)	Form of Restricted Stock Award Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.22)	Form of Non-Statutory Stock Option Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.23)	Summary of Non-Employee Director Compensation, amended as of May 3, 2007.*

(10.24)	Journal Communications, Inc Annual Management Incentive Plan, adopted December 8, 2007 (incorporated by reference to Exhibit 10.9 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.25)	Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.26)	Form of Restricted Stock Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).

(10.27)	Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 4.5 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.28)	Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to Journal Communications, Inc.’s Registration statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.29)	Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

Exhibit Number	Description
(10.30)	Form of Nonstatutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.8 to Journal Communications, Inc.’s registration statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).

(10.31)	Consulting Agreement effective as of January 1, 2009, between Journal Communications, Inc. and Paul M. Bonaiuto (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2008 [Commission File No. 1-31805]).*

(10.32)	Change in Control Agreement effective as of December 8, 2008, between Journal Communications, Inc. and Andre J. Fernandez (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2008 [Commission File No. 1-31805]).*

(21)	Subsidiaries of the registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(23.2)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the April 30, 2009 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the April 30, 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

*	Denotes a management or compensatory plan or arrangement.