Form 10-Q
period 2009-03-29
JOURNAL COMMUNICATIONS INC
filed 2009-05-01
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2009

or

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) (Registrant is not yet required to provide financial disclosure in an Interactive Data File format).

Yes [   ] No [   ]

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

Yes [   ] No [ X ]

Number of shares outstanding of each of the issuer’s classes of common stock as of April 24, 2009 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at April 24, 2009
Class A Common Stock	40,747,497
Class B Common Stock	10,461,815
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Unaudited Consolidated Condensed Balance Sheets as of
		March 29, 2009 and December 28, 2008	2
		Unaudited Consolidated Condensed Statements of Operations
		for the First Quarter Ended March 29, 2009 and March 30, 2008	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the First Quarter Ended March 29, 2009	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the First Quarter Ended March 29, 2009 and March 30, 2008	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of March 29, 2009	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	30
	Item 4.	Controls and Procedures	30
Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	31
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Submission of Matters to a Vote of Security Holders	31
	Item 5.	Other Information	31
	Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 29, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,961	$4,040
Receivables, less allowance for doubtful accounts of $5,143 and $4,734	69,823	79,418
Inventories, net	4,465	5,935
Prepaid expenses and other current assets	17,104	15,560
Deferred income taxes	4,737	4,869

TOTAL CURRENT ASSETS	99,090	109,822
Property and equipment, at cost, less accumulated depreciation
of $239,958 and $233,380	216,664	221,158
Goodwill	4,285	4,285
Broadcast licenses	101,120	101,120
Other intangible assets, net	26,320	26,706
Deferred income taxes	61,454	64,420
Other assets	3,819	15,088

TOTAL ASSETS	$512,752	$542,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,533	$26,929
Accrued compensation	10,160	15,046
Accrued employee benefits	6,638	7,214
Deferred revenue	15,386	15,001
Accrued income taxes	293	43
Other current liabilities	5,451	6,668
Current portion of long-term liabilities	10,199	10,610

TOTAL CURRENT LIABILITIES	73,660	81,511
Accrued employee benefits	61,726	64,620
Long-term notes payable to banks	200,310	215,090
Other long-term liabilities	8,385	13,316
Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at March 29, 2009 and December 28, 2008	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at March 29, 2009 and December 28, 2008	33	33
Class B - authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 10,552,926 shares at March 29, 2009 and 9,938,816
shares at December 28, 2008	183	183
Class A - authorized 170,000,000 shares; issued and outstanding:
40,661,086 shares at March 29, 2009 and 40,553,107 shares at
December 28, 2008	407	406
Additional paid-in capital	257,240	256,716
Accumulated other comprehensive loss	(32,917)	(34,355)
Retained earnings	52,440	53,794
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	168,671	168,062

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,752	$542,599

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)

	First Quarter Ended
	March 29, 2009	March 30, 2008
Revenue:
Publishing	$48,124	$60,715
Broadcasting	39,215	49,339
Printing services	14,295	16,521
Other	5,191	7,690

Total revenue	106,825	134,265
Operating costs and expenses:
Publishing	30,868	33,757
Broadcasting	22,417	24,049
Printing services	12,427	13,759
Other	4,498	6,346

Total operating costs and expenses	70,210	77,911
Selling and administrative expenses	37,259	43,766
Total operating costs and expenses and selling and
administrative expenses	107,469	121,677

Operating earnings (loss)	(644)	12,588
Other income and expense:
Interest income	--	1
Interest expense	(812)	(2,269)

Total other income and (expense)	(812)	(2,268)

Earnings (loss) from continuing operations before income taxes	(1,456)	10,320
Provision (benefit) for income taxes	(1,577)	4,030

Earnings from continuing operations	121	6,290
Gain from discontinued operations, net of $0 applicable income tax
expense	--	400

Net earnings	$121	$6,690

Earnings (loss) per share:
Basic - Class A and B common stock:
Continuing operations	$(0.01)	$0.10
Discontinued operations	--	0.01

Net earnings (loss)	$(0.01)	$0.11

Diluted - Class A and B common stock:
Continuing operations	$(0.01)	$0.10
Discontinued operations	--	0.01

Net earnings (loss)	$(0.01)	$0.11

Basic and diluted - Class C common stock:
Continuing operations	$0.14	$0.16
Discontinued operations	--	0.01

Net earnings	$0.14	$0.17

See accompanying notes to unaudited consolidated condensed financial statements

Journal Communications, Inc.
Consolidated Statements of Shareholders’ Equity
First Quarter Ended March 29, 2009
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Treasury Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss	Earnings	at cost	Total	Income
Balance at December 28, 2008	$--	$33	$183	$406	$256,716	$(34,355)	$53,794	$(108,715)	$168,062
Comprehensive income:
Net earnings							121		121	$121
Other comprehensive income, net:
Change in pension and
postretirement (net of deferred tax expense of $962)						1,438			1,438	1,438

Comprehensive income										$1,559

Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.02 per share)							(200)		(200)
Class A ($0.02 per share)							(812)		(812)
Issuance of shares:
Conversion of class B to class A			(1)	1					--
Stock grants					10				10
Employee stock purchase plan			1		209				210
Shares withheld from employees for tax withholding					(20)				(20)
Stock-based compensation					325		1		326

Balance at March 29, 2009	$--	$33	$183	$407	$257,240	$(32,917)	$52,440	$(108,715)	$168,671

See accompanying notes to unaudited consolidated condensed financial statements

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 29, 2009	March 30, 2008
Cash flow from operating activities:
Net earnings	$121	$6,690
Less gain from discontinued operations	--	400

Earnings from continuing operations	121	6,290
Adjustments for non-cash items:
Depreciation	6,697	6,862
Amortization	491	492
Provision for doubtful accounts	974	285
Deferred income taxes	2,136	2,162
Non-cash stock-based compensation	336	334
Curtailment gains for pension plans	(353)	--
Loss from disposal of assets	3	37
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	8,621	8,317
Inventories	1,470	700
Accounts payable	(1,396)	(8,798)
Other assets and liabilities	(1,906)	(6,066)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,194	10,615
Cash flow from investing activities:
Capital expenditures for property and equipment	(2,210)	(3,222)
Proceeds from sales of assets	4	22
Acquisition of businesses	--	(6,101)

NET CASH USED FOR INVESTING ACTIVITIES	(2,206)	(9,301)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	36,050	64,925
Payments on long-term notes payable to banks	(50,830)	(33,735)
Proceeds from issuance of common stock	189	288
Redemption of common stock	--	(30,681)
Cash dividends	(1,476)	(4,882)

NET CASH USED FOR FINANCING ACTIVTIES	(16,067)	(4,085)
Cash flow from discontinued operations:
Net operating activities	--	400

NET CASH PROVIDED BY
DISCONTINUED OPERATIONS	--	400

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,079)	(2,371)
Cash and cash equivalents:
Beginning of year	4,040	6,256

At March 29, 2009 and March 30, 2008	$2,961	$3,885

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Adjustments related to NorthStar Print Group, Inc. have been reflected as discontinued operations in our consolidated condensed financial statements for the first quarter of 2008. The operating results for the first quarter ended March 29, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 27, 2009. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2008.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In April 2009, the FASB issued Financial Staff Position (FSP) FAS 107-1 and Accounting Principal Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We will adopt FSP FAS 107-1 and APB 28-1 for the second quarter ended June 29, 2009. We do not believe the effect of adopting FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•	Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We will adopt FSP FAS 157-4 for the second quarter ended June 29, 2009. We do not believe the effect of adopting FSP FAS 157-4 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), “Business Combinations”, to:

• Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement No. 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.”

• Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote.

• Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R.

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS 141(R)-1 in the first quarter of 2009. The adoption of FSP FAS 141(R)-1 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted Statement No. 141R in the first quarter of 2009. The adoption of Statement No. 141R did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted FASB Staff Position FAS 157-2 and it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FASB Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FASB Staff Position FAS 142-3 in the first quarter of 2009. The adoption of FASB Staff Position FAS 142-3 did not have a material impact on our consolidated financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We adopted EITF 08-3 in the first quarter of 2009. The adoption of EITF 08-3 did not have a material impact on our consolidated financial statements.

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

We adopted EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in the first quarter of 2009. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and are included in the computation of earnings per share pursuant to the two-class method. The adoption of EITF 03-6-1 did not have a material effect on our historically reported earnings per share.

The following table sets forth the computation of basic earnings per share under the two-class method.

	First Quarter Ended
	March 29, 2009	March 30, 2008
Numerator for basic earnings (loss) from continuing operations per operations for each class of common stock:
Earnings from continuing operations	$121	$6,290
Less dividends:
Class A and B	1,012	4,415
Class C	464	464

Total undistributed earnings (loss) from continuing operations	$(1,355)	$1,411

Class A and B undistributed earnings (loss) from continuing operations	$(1,355)	$1,332
Class C undistributed earnings from continuing operations	--	79

Total undistributed earnings (loss) from continuing operations	$(1,355)	$1,411

Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$1,012	$4,415
Class A and B undistributed earnings (loss)	(1,355)	1,332

Numerator for basic earnings (loss) from continuing operations
per class A and B common stock	$(343)	$5,747

Numerator for basic earnings from continuing operations
per class C common stock:
Dividends on class C	$464	$464
Class C undistributed earnings	--	79

Numerator for basic earnings from continuing operations
per class C common stock	$464	$543

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding - Class A and B	50,778	54,911
Weighted average shares outstanding - Class C	3,264	3,264
Basic earnings (loss) per share from continuing operations
Class A and B	$(0.01)	$0.10

Class C	$0.14	$0.16

Numerator for basic earnings from discontinued operations for each class of common stock:
Total undistributed earnings from discontinued operations	$--	$400

Class A and B undistributed earnings from discontinued operations.	$--	$377
Class C undistributed earnings from discontinued operations	--	23

Total undistributed earnings from discontinued operations	$--	$400

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	First Quarter Ended
	March 29, 2009	March 30, 2008
Denominator for basic earnings from discontinued operations
for each class of common stock:
Weighted average shares outstanding - Class A and B	50,778	54,911
Weighted average shares outstanding - Class C	3,264	3,264
Basic earnings per share from discontinued operations
Class A and B	$0.00	$0.01

Class C	$0.00	$0.01

Numerator for basic net earnings for each class of common stock:
Net earnings	$121	$6,690
Less dividends:
Class A and B	1,012	4,415
Class C	464	464

Total undistributed net earnings (loss)	$(1,355)	$1,811

Class A and B undistributed net earnings (loss)	$(1,355)	$1,709
Class C undistributed net earnings	--	102

Total undistributed net earnings (loss)	$(1,355)	$1,811

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends on class A and B	$1,012	$4,415
Class A and B undistributed net earnings (loss)	(1,355)	1,709

Numerator for basic net earnings (loss) per class A and B common stock	$(343)	$6,124

Numerator for basic net earnings per class C common stock:
Dividends on class C	$464	$464
Class C undistributed net earnings	--	102

Numerator for basic net earnings per class C common stock	$464	$566

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding - Class A and B	50,778	54,911
Weighted average shares outstanding - Class C	3,264	3,264
Basic net earnings (loss) per share
Class A and B	$(0.01)	$0.11

Class C	$0.14	$0.17

Diluted

Diluted earnings per share for the first quarter of 2009 is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the current market price of our common shares. Diluted earnings per share for the first quarter of 2008 is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the current market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock. The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	First Quarter Ended
	March 29, 2009	March 30, 2008
Numerator for diluted net earnings (loss) per share:
Dividends on class A and B common stock	$1,012	$4,415
Total undistributed earnings (loss) from continuing operations..	(1,355)	1,332
Total undistributed earnings from discontinued operations	--	377

Net earnings (loss)	$(343)	$6,124

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding - class A and B	50,778	54,911
Impact of non-vested restricted stock	--	29
Assumed exercise of stock appreciation rights net of common
shares assumed repurchased with the proceeds	--	2

Adjusted weighted average shares outstanding	50,778	54,942

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.10
Discontinued operations	--	0.01

Net earnings	$(0.01)	$0.11

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, other stock-based awards and cash-based awards. The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants have been made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of March 29, 2009, there are 3,209,275 shares available for issuance under the 2007 Plan.

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

During the first quarter ended March 29, 2009 and March 30, 2008, we recognized $348 and $356, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 29, 2009 and March 30, 2008 was $150 and $139, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of March 29, 2009, total unrecognized compensation cost related to stock-based compensation awards was $2,189 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years. Stock-based compensation expense is reported in selling and administrative expenses in our consolidated statements of earnings.

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

A summary of stock option activity during the first quarter of 2009 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 28, 2008	47,500	$18.14
Expired	--

Outstanding and exercisable at March 29, 2009	47,500	$18.14	1.9

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the first quarter of 2009 is zero because the fair market value of our class B common stock on March 29, 2009 was lower than the weighted average exercise price of the options.

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

A summary of SAR activity during the first quarter of 2009 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 28, 2008	1,331,000	$10.56
Forfeited	(140,692)	10.04

Outstanding at March 29, 2009	1,190,308	10.62	8.4

Exercisable at March 29, 2009	590,409	11.51	8.3

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	STOCK-BASED COMPENSATION continued

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the first quarter of 2009 is zero because the fair market value of our class B common stock on March 29, 2009 was lower than the weighted average exercise price of the SARs.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during the first quarter of 2009 is:

	Shares	Weighted Average Fair Value
Non-vested at December 28, 2008	325,600	$6.09
Granted	648,369	0.73
Vested	(45,249)	11.12
Forfeited	(500)	7.57

Non-vested at March 29, 2009	928,220	2.10

Our non-vested restricted stock grants vest from one to five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.6 years. The total fair value of shares vesting during the first quarter of 2009 was $503. There was an aggregate of 48,726 unrestricted and non-vested restricted stock grants issued to our directors and employees in the first quarter of 2008 at a weighted average fair value of $7.62 per share, of which none of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 85,980 class B common shares sold to employees under this plan in the first quarter of 2009 at a weighted average fair value of $2.21. As of March 29, 2009, there are 2,557,009shares available for sale under the plan.

6	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2005 through 2007 tax returns are open for federal purposes, and our 2004 through 2007 tax returns remain open for state tax purposes. The statute of limitations has been extended for the state of Wisconsin and we are currently under audit for our 2003 through 2007 tax returns.

As of March 29, 2009, our liability for unrecognized tax benefits was $1,130, which, if recognized, $1,017 would have an impact on our effective tax rate. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of March 29, 2009 we had $293 accrued for interest expense and penalties. During the first quarter of 2009, we recognized $24 in interest expense.

During the first quarter of 2009, we effectively settled an income and franchise tax audit assessment issued by the Wisconsin Department of Revenue for the years 1998 through 2002. The total impact of this settlement on our benefit for income taxes in the first quarter of 2009 was $1,167 for our liability of unrecognized tax benefits, interest and penalties and the interest income on our $9,452 prepayment. The Wisconsin Department of Revenue will return to us $8,641 of our prepayment, which we received early in the second quarter of 2009. As of March 29, 2009, $8,641 is included in receivables in our consolidated condensed balance sheet.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	INCOME TAXES continued

During the first quarter of 2009, our liability for unrecognized tax benefits and interest and penalties decreased by $1,348 and $931, respectively, due to a reduction for a state audit settlement. As of March 29, 2009, it is possible for $293 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at March 29, 2009 and December 28, 2008 consisted of the following:

	March 29, 2009	December 28, 2008
Paper and supplies	$3,772	$4,779
Work in process	402	723
Finished goods	514	632
Less obsolescence reserve	(223)	(199)

Inventories, net	$4,465	$5,935

8	NOTES PAYABLE TO BANKS

We have a $475,000 unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 29, 2009 and December 28, 2008, we had borrowings of $200,310 and $215,090, respectively, under the facility at a weighted average rate of 1.19% and 2.10%, respectively. Cash provided by operating activities was used primarily to decrease our borrowings during the first quarter of 2009. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method. The facility includes the following two financial covenants:

• A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of March 29, 2009, we were in compliance with this financial covenant.

• An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of March 29, 2009, we were in compliance with this financial covenant.

If actual operating and cash flow results over the next 12 months are lower than current projections, the margins by which we will comply with the covenants will decrease. In a recessionary economy, a significant risk to achieving our projections is meeting our revenue and earnings forecasts. To remain in compliance with the terms of our credit agreement, we could face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of our workforce or take other steps to revise our capital structure or our business operations. In addition, to remain in compliance with the terms of our credit agreement, we may seek to amend or replace our current credit facility with one or more capital sources on appropriate terms. We cannot assure you that we will have the ability to take any of these actions or that these actions would be successful. If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility. If the lenders take such action, we may be forced to amend the terms of the credit agreement, obtain a waiver or find alternative sources of capital. If we are unable to obtain alternative sources of capital, it may be necessary to significantly restructure our business.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses and we may be forced to take the actions described above. We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future borrowing requests.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee is $1,340 as of March 29, 2009. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

10	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	First Quarter Ended
	March 29, 2009	March 30, 2008
Service cost	$544	$568
Interest cost	2,228	2,061
Expected return on plan assets	(2,724)	(2,776)
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net loss	182	--
Curtailment gain	(353)	--

Net periodic benefit cost included in total operating costs and
expenses, and selling and administrative expenses	$(178)	$(202)

The pension plan curtailment gain was the result of an amendment to the plans adopted on March 25, 2009. The amendment suspended benefit accruals in our qualified and non-qualified plans for all active employees for the 18-month period beginning July 1, 2009. Due to the plan amendment, recent measurements of both plan assets and obligations were calculated. The obligations are based upon a 7.1% discount rate. The benefit obligation and plan assets at the end of the first quarter 2009 were $130,355 and $85,071, respectively. The plans are underfunded by $45,284.

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006. We do not expect to contribute to our qualified defined benefit pension plan in 2009. We expect to contribute $5,300 to our qualified defined benefit pension plan in 2010. We expect to contribute $289 and $316 to our unfunded non-qualified pension plan in 2009 and 2010, respectively.

	Other Postretirement Benefits
	First Quarter Ended
	March 29, 2009	March 30, 2008
Service cost	$17	$26
Interest cost	270	315
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net transition obligation	137	137

Net periodic benefit cost included in total operating costs and
expenses and selling and administrative expenses	$369	$423

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.

Amortization expense was $491 for the first quarter ended March 29, 2009, and $492 for the first quarter ended March 30, 2008. Estimated amortization expense for our next five fiscal years is $1,958 for 2009, $1,909 for 2010, $1,551 for 2011, $1,468 for 2012 and $1,349 for 2013.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 29, 2009 and December 28, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 29, 2009
Network affiliation agreements	$26,930	$(5,196)	$21,734
Customer lists	18,066	(15,539)	2,527
Non-compete agreements	15,351	(15,271)	80
Other	4,884	(2,905)	1,979

Total	$65,231	$(38,911)	$26,320

December 28, 2008
Network affiliation agreements	$26,930	$(4,929)	$22,001
Customer lists	18,066	(15,365)	2,701
Non-compete agreements	15,351	(15,266)	85
Other	4,779	(2,860)	1,919

Total	$65,126	$(38,420)	$26,706

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.

There were no changes in the net carrying amount of our broadcast licenses in the first quarter ended March 29, 2009.

Goodwill There were no adjustments in the carrying amount of goodwill for the first quarter ended March 29, 2009.

12	DISCONTINUED OPERATIONS

NorthStar Print Group, Inc.
In the first quarter of 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve related to a settlement with the Environmental Protection Agency. We made payment on this settlement in the third quarter of 2008.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	WORKFORCE REDUCTIONS

We continue to align our costs with our declining revenues. During the first quarter of 2009, we recorded a pre-tax charge of $323 for workforce separation benefits. These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations. Activity associated with the workforce reduction and business initiatives during the first quarter of 2009 was as follows:

	Balance at December 28, 2008	Charge for Separation Benefits	Payments for Separation Benefits	Balance at March 29, 2009
Publishing
Daily newspaper	$557	$123	$(277)	$403
Community newspapers and shoppers	53	--	(53)	--

Total Publishing	610	123	(330)	403
Broadcasting	30	36	(63)	3
Printing services	--	164	(164)	--
Direct marketing services	177	--	(177)	--

Total	$817	$323	$(734)	$406

14	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. As of March 29, 2009, our publishing segment consisted of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 12 television stations in 12 states and the operation of a television station under a local marketing agreement. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the first quarters ended March 29, 2009 and March 30, 2008 and identifiable total assets at March 29, 2009 and December 28, 2008:

	First Quarter Ended
	March 29, 2009	March 30, 2008
Revenue
Publishing	$48,124	$60,715
Broadcasting	39,215	49,339
Printing services	14,295	16,521
Other	5,191	7,690

	$106,825	$134,265

Operating earnings (loss)
Publishing	$(1,619)	$4,257
Broadcasting	854	7,132
Printing services	20	779
Other	101	420

	$(644)	$12,588

Depreciation and amortization
Publishing	$3,052	$3,250
Broadcasting	3,355	3,321
Printing services	528	567
Other	253	216

	$7,188	$7,354

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	SEGMENT INFORMATION continued

	First Quarter Ended
	March 29, 2009	March 30, 2008
Capital expenditures
Publishing	$569	$1,315
Broadcasting	1,470	1,145
Printing services	126	592
Other	45	170

	$2,210	$3,222

	March 29, 2009	December 28, 2008
Identifiable total assets
Publishing	$148,312	$157,440
Broadcasting	317,608	330,355
Printing service	15,920	19,375
Other	30,912	35,429

	$512,752	$542,599

15	SUBSEQUENT EVENT

On April 23, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, closed on the asset purchase of KNIN-TV from Banks Boise, Inc. for $6,600. KNIN-TV, Analog Channel 9 and Digital Channel 10, is the CW Network affiliate serving the Boise, Idaho market. We own KIVI-TV, the ABC affiliate, and six radio stations in Boise, Idaho. The purchase of KNIN-TV builds our cross-media business in Boise to better serve advertisers and viewers in the Treasure Valley, builds a stronger community presence in Boise, and enhances our margin with multiple media properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 29, 2009, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2008:

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets include approximately 120 online enterprises that are associated with our publishing and broadcasting segments. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in the automobile industry has resulted in a decline in automotive advertising. Reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the internet), circulation declines and online competition have also negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. These conditions, along with a weak economy, persisted in the first quarter of 2009 and we see little sign of improvement as we enter the second quarter of 2009.

Our publishing business continued to be challenged in the first quarter of 2009 due to the current economic recession and the continued softening of business conditions driven by the secular and cyclical influences affecting the newspaper industry. We have seen advertisers reduce their advertising spending in virtually all revenue categories. Classified advertising revenue, specifically for employment, real estate and automotive, decreased $6.6 million, or 49.2%, in the first quarter of 2009 compared to the first quarter of 2008. Retail advertising also decreased in the first quarter of 2009 compared to the first quarter of 2008 with weakness in a number of consumer-driven categories, including the furniture and furnishings, finance/insurance, home improvement, dining and entertainment, small-retailers, health services and real estate categories. Interactive revenue decreased $1.6 million, or 44.3%, at our publishing businesses in the first quarter of 2009 compared to the first quarter of 2008. Revenue from automotive online classifieds was negatively impacted by our daily newspaper’s transition to a new franchise relationship with CarSoup.com. Our publishing business continues to reduce its expense platform to align it with a reduced revenue base. Total expenses decreased $6.7 million, or 11.9%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease of $4.2 million in payroll-related costs.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political advertisers and to a lesser extent from barter, digital revenues, retransmission fees, network compensation and other revenues. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular. The broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressure now impacting local and national economies, primarily in the automobile, housing and retail segments.

Revenue from broadcasting in the first quarter of 2009 decreased 20.5% compared to the first quarter of 2008 due to decreases in local, national and political and issue advertising revenue, partially offset by increases in retransmission revenue. The current economic recession has negatively impacted our broadcasting advertising revenue across most categories, the most significant being our largest revenue category — automotive. Operating earnings from broadcasting decreased 88.0% in the first quarter of 2009 compared to the first quarter of 2008 due the impact from the decrease in revenue. In an effort to overcome the decrease in operating earnings due to the decrease in revenue, we reduced total broadcasting expenses by $3.8 million, or 9.1%, in the first quarter of 2009 compared to the first quarter of 2008.

Revenue at our printing services business decreased 13.5% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the effects of the current economic recession. Customers are reducing their print volumes, ceasing to print and/or are taking their printing needs out for bid in order to achieve lower pricing. Operating earnings at our printing services business decreased primarily due to the impact from the decrease in revenue, partially offset by a decrease in payroll-related costs and variable costs. Revenue at our direct marketing services business decreased 32.2% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in mailing services revenue. The operating loss at our direct marketing services business increased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the operating earnings impact of the decrease in revenue, partially offset by a decrease in payroll-related costs.

Results of Operations

First Quarter Ended March 29, 2009 compared to the First Quarter Ended March 30, 2008

Our consolidated revenue in the first quarter of 2009 was $106.8 million, a decrease of $27.5 million, or 20.4%, compared to $134.3 million in the first quarter of 2008. Our consolidated operating costs and expenses in the first quarter of 2009 were $70.2 million, a decrease of $7.7 million, or 9.9%, compared to $77.9 million in the first quarter of 2008. Our consolidated selling and administrative expenses in the first quarter of 2009 were $37.2 million, a decrease of $6.6 million, or 14.9%, compared to $43.8 million in the first quarter of 2008.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings (loss) as a percent of total revenue for the first quarter of 2009 and the first quarter of 2008:

	2009	Percent of Total Revenue	2008	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$48.1	45.0%	$60.7	45.2%
Broadcasting	39.2	36.7	49.4	36.8
Printing services	14.3	13.4	16.5	12.3
Other	5.2	4.9	7.7	5.7

Total revenue	106.8	100.0	134.3	100.0
Total operating costs and expenses	70.2	65.7	77.9	58.0
Selling and administrative expenses	37.2	34.9	43.8	32.6

Total operating costs and expenses and selling
and administrative expenses	107.4	100.6	121.7	90.6

Total operating earnings (loss)	$(0.6)	(0.6)%	$12.6	9.4%

In addition to the secular influences affecting the newspaper industry discussed above, the current economic recession negatively impacted our publishing, broadcasting and direct marketing services advertising revenue and commercial printing revenue in the first quarter of 2009.

In the newspaper industry, classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry. Classified advertising continues to move away from printed products to online products. While we offer online products and seek to retain classified advertising, we face increasing competition for this business, are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements, and have reduced margins on our online, as compared with our print classified business. Our publishing business experienced a significant decrease in classified advertising revenue in the first quarter of 2009 compared to the first quarter of 2008. Retail ROP and preprint advertising decreased by 21.0% in the first quarter of 2009 compared to the first quarter of 2008, primarily in consumer-driven categories. As consumers have less discretionary income, our advertisers are decreasing their spending on advertising. The most significant decreases were in the furniture and furnishings, finance/insurance, home improvement, dining and entertainment, small-retailers, health services and real estate categories. Secular changes affecting the newspaper industry also are resulting in pressure to reduce costs and adjust our business model in the face of decreasing revenues.

At our broadcasting business, advertising revenue decreased in the first quarter across most categories, the most significant being our largest revenue category — automotive. Automotive advertising revenue decreased $4.4 million, or 45.2%, in the first quarter of 2009 compared to the first quarter of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. While there will be some political and issue advertising revenue in 2009, it is generally considered to be a non-election year, and, accordingly, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008. In the first quarter of 2009, political and issue advertising revenue decreased $1.8 million compared to the first quarter of 2008. This is part of the normal two-year advertising cycle which affects our television stations in particular. Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of ways to access news and other programming. Retransmission revenue increased $1.0 million in the first quarter of 2009 compared to the first quarter of 2008, partially offsetting the decrease in advertising revenue.

The decrease in printing services revenue was primarily due to the effects of the current economic recession. Revenue from printing publications and revenue from Dell Computer Corporation (Dell) and other computer-related customers decreased in the first quarter of 2009 compared to the first quarter of 2008. At our direct marketing services business, revenue from mailing services and postage decreased in the first quarter of 2009 compared to the first quarter of 2008 as as the demand for direct marketing advertising continues to decrease.

For all of our advertising-based businesses, we believe that when there is an improvement in the current economic environment, advertising revenue will begin to stabilize and eventually increase from its current level. We do not expect, however, that revenues at our daily newspaper will return to revenue levels reported in the last five years given the secular changes affecting the newspaper industry.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue and a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives taken in 2008. The decrease in selling and administrative expenses is primarily due to decreases in payroll-related costs reflecting the savings from workforce reduction initiatives in 2008 and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue. These expense decreases were partially offset by an increase in bad debt expense as our publishing, broadcasting and printing services businesses are each encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Our consolidated operating loss in the first quarter of 2009 was $0.6 million compared to operating earnings of $12.6 million in the first quarter of 2008. The following table presents our operating earnings (loss) by segment for the first quarter of 2009 and the first quarter 2008:

	2009	Percent of Total Operating Earnings	2008	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$(1.6)	(251.6)%	$4.3	33.8%
Broadcasting	0.9	132.6	7.1	56.7
Printing services	--	3.1	0.8	6.2
Other	0.1	15.7	0.4	3.3

Total operating earnings (loss)	$(0.6)	100.0%	$12.6	100.0%

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing, broadcasting, printing services and direct marketing services businesses.

Publishing

Revenue from publishing in the first quarter of 2009 was $48.1 million, a decrease of $12.6 million, or 20.7%, compared to $60.7 million in the first quarter of 2008. Operating loss from publishing in the first quarter of 2009 was $1.6 million compared to operating earnings of $4.3 million in the first quarter of 2008.

The following table presents our publishing revenue by category and operating earnings (loss) for the first quarter of 2009 and the first quarter of 2008:

	2009			2008
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$15.1	$5.9	$21.0	$19.9	$6.7	$26.6	(21.0)
Classified	5.7	1.2	6.9	12.3	1.2	13.5	(49.2)
National	1.4	--	1.4	2.0	--	2.0	(30.6)
Direct Marketing	0.3	--	0.3	0.8	--	0.8	(56.7)
Other	--	0.1	0.1	--	0.1	0.1	(25.9)

Total advertising revenue..	22.5	7.2	29.7	35.0	8.0	43.0	(31.0)
Circulation revenue	12.6	0.5	13.1	12.3	0.3	12.6	4.0
Other revenue	4.5	0.8	5.3	4.3	0.8	5.1	4.6

Total revenue	$39.6	$8.5	$48.1	$51.6	$9.1	$60.7	(20.7)

Operating earnings (loss)..	$(0.9)	$(0.7)	$(1.6)	$4.6	$(0.3)	$4.3	NA

Advertising revenue accounted for 61.7% of total publishing revenue in the first quarter of 2009 compared to 70.8% in the first quarter of 2008. The current economic recession and on going secular changes in the newspaper industry have caused advertisers to decrease their advertising spending across all of our advertising revenue categories. This rapid decline in advertising revenue has been partially offset by an increase in circulation revenue and commercial delivery and printing revenue.

Retail advertising revenue in the first quarter of 2009 was $21.0 million, a decrease of $5.6 million, or 21.0%, compared to $26.6 million in the first quarter of 2008. The $4.8 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories. As consumers have less discretionary income, advertisers are decreasing their spending. The most significant decreases were in the furniture and furnishings, finance/insurance, home improvement, dining and entertainment, small-retailers, health services and real estate categories. The same trends persisted in our community newspapers and shoppers business. The $0.8 million decrease at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising, partially offset by revenue from publications acquired in Northern Wisconsin and Florida in 2008.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. As a result of the current economic recession and the on going secular trend of classified advertising transitioning to the internet, our publishing business experienced a significant decrease in classified advertising revenue in the first quarter of 2009 compared to the first quarter of 2008. Classified advertising revenue in the first quarter of 2009 was $6.9 million, a decrease of $6.6 million, or 49.2%, compared to $13.5 million in the first quarter of 2008. At our daily newspaper, print and online classified advertising revenue decreased by over 50% from the first quarter of 2008. Specifically, the employment category decreased $3.5 million, or 66.4%; automotive decreased $1.5 million, or 61.7%; and real estate decreased $1.3 million, or 50.2%. At our community newspapers and shoppers business, an increase in classified advertising revenue from newly acquired publications in Northern Wisconsin and Florida in 2008 was partially offset by a decrease in classified advertising revenue from the other publications.

The total decrease in retail and classified automotive advertising at our daily newspaper in the first quarter of 2009 was $1.6 million, or 51.8%, compared to the first quarter of 2008. The decrease was due to a decline in demand for advertising from local dealers and regional dealer associations. Consumers have decreased their purchases of new automobiles and, in response, local dealers and regional dealer associations are reducing their costs, including advertising costs.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing business was $2.0 million in the first quarter of 2009, a decrease of $1.6 million, or 44.3%, compared to $3.6 million in the first quarter of 2008. Interactive classified advertising revenue at the daily newspaper was $1.0 million in the first quarter of 2009, a decrease of $1.1 million, or 54.3%, compared to $2.1 million in the first quarter of 2008.  The $1.1 million decrease was primarily due to decreases in automotive classified advertising of $0.6 million, or 85.6% and employment classified advertising of $0.5 million, or 45.7%. The current economic recession has negatively impacted automotive and employment online advertising revenue. In the first quarter of 2009, revenue from automotive online classified advertising at our daily newspaper was negatively impacted by the transition to a new franchise relationship with CarSoup.com.

National advertising revenue in the first quarter of 2009 was $1.4 million, a decrease of $0.6 million, or 30.6%, compared to $2.0 million in the first quarter of 2008. The decrease was primarily due to a decrease in ROP and preprint advertising in the dining and entertainment and airline and travel categories, which are predominantly consumer-driven.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.3 million in the first quarter of 2009, a decrease of $0.5 million, or 56.7%, compared to $0.8 million in the first quarter of 2008. This revenue category was also negatively impacted by the current economic recession as the demand for direct marketing advertising continues to decrease. In March 2009, we announced that we will be ceasing the operations of our Milwaukee-area direct marketing facility. The near-term and long-term business prospects did not support continuing this product offering. We are now focusing our direct marketing efforts on our total market coverage product. We will transition from a mail-delivered product to a carrier-delivered product beginning in the second quarter of 2009. We expect to save $1.5 million annually in costs by eliminating postal delivery. We anticipate being able to increase the weight of each package without concern regarding increased delivery costs.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in both the first quarter of 2009 and the first quarter of 2008.

Circulation revenue in the first quarter of 2009 accounted for 27.2% of total publishing revenue compared to 20.7% in the first quarter of 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue. Circulation revenue of $13.1 million in the first quarter of 2009 increased $0.5 million, or 4.0%, compared to $12.6 million in the first quarter of 2008. At our daily newspaper, circulation revenue increased due to an increase in daily single copy revenue, following a price increase to 75 cents per daily paper in the Milwaukee-metro market in January 2009. Circulation average rates for the daily and Sunday editions increased on the strength of pricing gains that more than offset a slight decrease in home delivery and single copy sales. We believe this demonstates that readers still value our newspaper. The Milwaukee Journal Sentinel ranks number one among newspapers in the top 50 markets in the United States for “integrated” newspaper audience, showing strength in print and online, according to the Scarborough Reports. At our community newspapers and shoppers, circulation revenue increased due to the publications acquired in Northern Wisconsin and Florida in 2008.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 11.1% of total publishing revenue in the first quarter of 2009 compared to 8.5% in the first quarter of 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue. Other revenue in the first quarter of 2009 was $5.3 million, an increase of $0.2 million, or 4.6%, compared to $5.1 million in the first quarter of 2008. The $0.2 million increase at our daily newspaper was primarily due to an increase in commercial printing and delivery revenue from USA Today for additional routes and from La Raza, which we began printing in the second quarter of 2008. These increases were partially offset by volume declines as certain customers reduced page counts and number of copies and the loss of a commercial printing customer.

Publishing operating loss in the first quarter of 2009 was $1.6 million compared to operating earnings of $4.3 million in the first quarter of 2008. The decrease in operating earnings was due to the impact of the decrease in advertising revenue. Our publishing business continues to reduce its expense platform to align it with the reduced revenue base. Total expenses decreased $6.7 million, or 11.9%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease of $4.2 million in payroll-related costs. Since the end of 2007, our full-time employee count for our publishing business has decreased by 15.2%. Variable costs decreased $1.2 million in the first quarter of 2009 compared to the first quarter of 2008, the most significant of which was newsprint and paper costs. Total newsprint and paper costs for our publishing businesses in the first quarter of 2009 were $5.3 million, a decrease of $0.5 million, or 9.3%, compared to $5.8 million in the first quarter of 2008 primarily due to a 24.9% decrease in newsprint consumption, partially offset by a 22.7% increase in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the first quarter of 2009 decreased primarily due to decreases in editorial pages, ROP advertising and average net paid circulation. Online fees decreased by $0.5 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the daily newspaper’s transition to a new franchise relationship with CarSoup.com. Bad debt expense increased $0.4 million at our publishing business in the first quarter of 2009 compared to the first quarter of 2008. Due to the current economic recession, our publishing business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Broadcasting

Revenue from broadcasting in the first quarter of 2009 was $39.2 million, a decrease of $10.2 million, or 20.5%, compared to $49.4 million in the first quarter of 2008. Operating earnings from broadcasting in the first quarter of 2009 were $0.9 million, a decrease of $6.2 million, or 88.0%, compared to $7.1 million in the first quarter of 2008.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2009 and the first quarter of 2008:

	2009			2008
	Television	Radio	Total	Television	Radio	Total	Percent Change
	(dollars in millions)
Revenue	$26.0	$13.2	$39.2	$32.4	$17.0	$49.4	(20.5)

Operating earnings	$0.1	$0.8	$0.9	$3.6	$3.5	$7.1	(88.0)

Revenue from our television stations in the first quarter of 2009 was $26.0 million, a decrease of $6.4 million, or 19.8%, compared to $32.4 million in the first quarter of 2008. The revenue decrease was experienced by all of our television stations across all of our markets. Compared to the first quarter of 2008, local advertising revenue decreased $3.7 million, or 16.5%; national advertising revenue decreased $2.0 million or 26.8%; and political and issue advertising revenue decreased $1.7 million, or 99.2%, which includes additional revenue credits for rebates we believe are due to certain political advertisers for 2008 and 2006 of $0.1 million and $0.1 million, respectively. 2009 is generally considered a non-election year, and, accordingly, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008. Television advertising revenue and rates in even-numbered years benefit from political and issue advertising because there is more pressure on inventory as advertising increases, which drives rates upward. The current economic recession has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 14.0% of television advertising revenue in the first quarter of 2009 compared to 21.9% in the first quarter of 2008. Automotive advertising revenue decreased $3.5 million in the first quarter of 2009 compared to the first quarter of 2008 as the automobile industry is experiencing an unprecedented decrease in automotive sales. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included professional services, furniture and electronics, retail, medical and restaurants. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our television stations are working to replace this lost revenue with developmental revenue. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers. While developmental revenue decreased $0.4 million in the first quarter of 2009 compared to the first quarter of 2008, it increased as a percentage of total revenue from our television stations to 13.8%, up from 12.1%. Interactive revenue was $0.3 million in the first quarter of 2009, a decrease of $0.1 million, or 22.0%, compared to $0.4 million in the first quarter of 2008. Both interactive and developmental revenue are reported in local advertising revenue. Partially offsetting the revenue decreases, retransmission revenue increased $1.0 million in the first quarter of 2009 to $1.3 million, compared to $0.3 million in the first quarter of 2008. We have finalized 45 retransmission contracts covering more than 50% of the subscribers in our markets. These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next three to four years.

Operating earnings from our television stations in the first quarter of 2009 were $0.1 million, a decrease of $3.5 million, or 98.1%, compared to $3.6 million in the first quarter of 2008. The decrease in operating earnings was due to the impact of the decrease in advertising revenue. In an effort to overcome the decrease in operating earnings due to the decrease in revenue, we reduced total television expenses by $2.8 million, or 9.9%, in the first quarter of 2009 compared to the first quarter of 2008. The 9.9% decrease in total expenses includes additional expenses of $0.5 million from television stations acquired in 2008. The decrease in total expenses was primarily due to a decrease of $1.9 million in employee-related payroll and benefit costs and $0.9 million from various other cost reductions. Our television stations continue to reduce their expense platform to align it with a reduced revenue base.

Revenue from our radio stations in the first quarter of 2009 was $13.2 million, a decrease of $3.8 million, or 21.9%, compared to $17.0 million in the first quarter of 2008. The revenue decrease was experienced by all of our radio stations across all of our markets. Compared to the first quarter of 2008, local advertising revenue decreased $3.2 million, or 21.1%; national advertising revenue decreased $0.4 million or 30.5%; and political and issue advertising revenue decreased $0.1 million, or 68.3%. 2009 is generally considered a non-election year, and therefore, we will experience a decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008. The current economic recession has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 12.5% of radio advertising revenue in the first quarter of 2009 compared to 15.0% in the first quarter of 2008. Automotive advertising revenue decreased $0.9 million in the first quarter of 2009 compared to the first quarter of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included communications, retail, home improvement, medical, restaurants and furniture and electronics. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our radio stations are working to replace this lost revenue with developmental revenue. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers. While developmental revenue decreased $0.5 million in the first quarter of 2009 compared to the first quarter of 2008, it actually increased as a percentage of total revenue from our radio stations to 21.7%, up from 19.9%. Interactive revenue was $0.5 million in the first quarter of 2009 and the first quarter of 2008. Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the first quarter of 2009 were $0.8 million, a decrease of $2.7 million, or 77.5%, compared to $3.5 million in the first quarter of 2008. The decrease in operating earnings was due to the impact of the decrease in advertising revenue. In an effort to overcome the decrease in operating earnings due to the decrease in revenue, we decreased total radio expenses by $1.0 million, or 7.5%, in the first quarter of 2009 compared to the first quarter of 2008. The decrease in total expenses was primarily due to a decrease of $1.0 million in payroll-related costs. Our radio stations continue to reduce their expense platform to to align it with a reduced revenue base.

Printing Services

Revenue from printing services in the first quarter of 2009 was $14.3 million, a decrease of $2.2 million, or 13.5%, compared to $16.5 million in the first quarter of 2008. Operating earnings from printing services in the first quarter of 2009 were zero compared to $0.8 million in the first quarter of 2008.

The decrease in printing services revenue was primarily due to the effects of the current economic recession. Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the first quarter of 2009 compared to the first quarter of 2008. Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing. We expect these trends to continue throughout 2009. We believe our revenue from Dell, which was $1.1 million in the first quarter of 2009, will cease in mid-2009.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue. Total expenses decreased $1.5 million, or 9.3%, in the first quarter of 2009 compared to the first quarter of 2008. The decrease in total expenses was primarily due to a decrease of $1.0 million in payroll-related costs. Variable costs decreased $0.5 million in the first quarter of 2009 compared to the first quarter of 2008, the most significant of which was raw materials. Other cost reduction initiatives and production efficiencies accounted for the balance of the expense decreases.

Other

Other revenue in the first quarter of 2009 was $5.2 million, a decrease of $2.5 million, or 32.5%, compared to $7.7 million in the first quarter of 2008. Other operating earnings were $0.1 million in the first quarter of 2009, a decrease of $0.3 million, or 76.0%, compared to $0.4 million in the first quarter of 2008.

The following table presents our other revenue and operating earnings for the first quarter of 2009 and the first quarter of 2008:

	2009			2008
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$5.3	$(0.1)	$5.2	$7.8	$(0.1)	$7.7	(32.5)

Operating earnings (loss)	$(0.3)	$0.4	$0.1	$0.1	$0.3	$0.4	(76.0)

The decrease in direct marketing services revenue was primarily due to the effects of the current economic recession. Revenue from mailing services and postage decreased in the first quarter of 2009 compared to the first quarter of 2008 as the demand for direct marketing advertising continues to decrease. This decrease was partially offset by an increase in laser and offset and printing revenue. Included in revenue and operating costs and expenses from our direct marketing services business is $2.9 million and $4.4 million of postage amounts billed to customers in the first quarter of 2009 and the first quarter of 2008, respectively.

The decrease in operating earnings at our “other” segment was primarily due to the operating earnings impact of the decrease in revenue at our direct marketing services business, partially offset by a decrease in payroll-related costs at corporate and at our direct marketing services business.

Other Income and Expense and Taxes

There was no interest income in the first quarter of 2009 and interest income was insignificant in the first quarter of 2008. Interest expense was $0.8 million in the first quarter of 2009 compared to $2.3 million in the first quarter of 2008. The decrease is primarily due to a decrease in our weighted average interest rate in the first quarter of 2009 compared to the first quarter of 2008. Amortization of deferred financing costs was $0.1 million in the first quarter of 2009 and the first quarter of 2008.

Our effective tax benefit rate was 108.3% in the first quarter of 2009 compared to an effective tax provision rate of 39.1% in the first quarter of 2008. We reached a settlement with the Wisconsin Department of Revenue (WDR) that favorably impacted our effective tax benefit rate for the first quarter of 2009. In connection with the settlement, we expect to receive a refund from the deposit we made with the WDR in 2007 of approximately $8.6 million in the second quarter of 2009.

Discontinued Operations

There were no results from discontinued operations in the first quarter 2009. In the first quarter of 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

Net Earnings

Our net earnings in the first quarter of 2009 were $0.1 million compared to net earnings of $6.7 million in the first quarter of 2008. The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the decrease in gain from discontinued operations, partially offset by decreases in interest expense and provision for income taxes.

Diluted Earnings (Loss) per Share for Class A and B Common Stock

In the first quarter of 2009, basic and diluted net loss per share of class A and B common stock were $0.01 for both. This compared to net earnings per share of $0.11 for both in the first quarter of 2008. Basic and diluted loss per share of class A and B common stock from continuing operations were $0.01 for both in the first quarter of 2009 compared to earnings per share of $0.10 for both in the first quarter of 2008. Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.00 for both in the first quarter of 2009 compared to $0.01 for both in the first quarter of 2008.

Liquidity and Capital Resources

Cash balances were $3.0 million at March 29, 2009. We believe our expected cash flows from operations and borrowings available under our credit facility will meet our needs for the next twelve months.

We have a $475.0 million unsecured revolving facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 29, 2009 and December 28, 2008, we had borrowings of $200.3 million and $215.1 million, respectively, under the facility at a weighted average rate of 1.19% and 2.10%, respectively. Cash provided by operating activities was used primarily to decrease our borrowings during the first quarter of 2009. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method. The facility includes the following two financial covenants:

•    A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of March 29, 2009, our consolidated funded debt ratio was 2.93-to-1, resulting in a current maximum borrowing capacity of $273.8 million.

•    An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of March 29, 2009, our interest coverage ratio was 10.20 –to-1.

Our consolidated adjusted EBITDA in the first quarter of 2009 was $6.5 million, a decrease of $13.4 million, or 67.2%, compared to $19.9 million in the first quarter of 2008. We define adjusted EBITDA as net earnings (loss) excluding gain from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization and, if any, non-cash impairment charges. This calculation of adjusted EBITDA, as defined in our credit facility, is used in our two financial covenants. Management primarily uses adjusted EBITDA to monitor our borrowing capacity, a key component to our overall liquidity. Management also uses adjusted EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and its impact on our borrowing capacity and to value prospective acquisitions. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management and our lenders, helps to improve their ability to understand our operating performance and our borrowing capacity and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Adjusted EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for the first quarter of 2009 and the first quarter of 2008:

	2009	2008
	(dollars in millions)
Net earnings (loss)	$0.1	$6.7
Gain from discontinued operations, net	--	(0.4)
Provision (benefit) for income taxes	(1.6)	4.0
Total other expense, net	0.8	2.3
Depreciation	6.7	6.8
Amortization	0.5	0.5

Adjusted EBITDA	$6.5	$19.9

Adjusted EBITDA for the four fiscal quarter period preceding March 29, 2009 was $ 68.4 million.

Our ability to remain in compliance with these financial covenants may be impacted by a number of factors, including our ability to continue to generate sufficient revenues and cash flows, as well as interest rates and other risks and uncertainties set forth in Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K. If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility. If actual operating and cash flow results over the next 12 months are lower than current projections, the margins by which we will comply with the covenants will decrease. In such case, we may seek to amend or replace our current credit facility with one or more capital sources on appropriate terms. If we were unable to remain in compliance with these covenants or to amend or replace our current facility on appropriate terms, we could face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of our workforce or take other steps to revise our capital structure or our business operations. We cannot assure you that we will have the ability to take any of these actions or that these actions would be successful.

Given the current economic crisis, including the current instability of financial institutions, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses and we may be forced to take the actions described above. We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future demands.

We have $0.5 million of standby letters of credit for business insurance purposes.

In February 2009, we suspended our matching contribution to our 401(k) plan through the remainder of 2009. In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the annual employer contribution for all active employees for 18 months beginning July 1, 2009. In April 2009, a 6% employee-wage reduction program was initiated for most full-time employees for the remainder of 2009. Collectively, we expect these actions to save $3.0 million in cash, net of taxes, in 2009. These actions were taken in order to help maintain financial flexibility in this difficult economic environment.

Dividends

Our board of directors made a decision to reduce our first quarter 2009 dividend on our class A and class B shares to $0.02 per share from $0.08 per shares in each quarter of 2008.  The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009.  In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment.  Our board of directors also suspended the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay dividends, at each quarterly board of directors meeting.

Cash Flow

Continuing Operations

Cash provided by operating activities was $17.2 million in the first quarter of 2009 compared to $10.6 million in the first quarter of 2008. The increase was primarily due to cash provided by changes in working capital.

Cash used for investing activities was $2.2 million in the first quarter of 2009 compared to $9.3 million in the first quarter of 2008. Capital expenditures were $2.2 million in the first quarter of 2009 compared to $3.2 million in the first quarter of 2008. Our capital expenditures at our daily newspaper in the first quarter of 2009 related primarily to building improvements and software upgrades for production equipment. Our capital expenditures in our broadcasting segment in the first quarter of 2009 related primarily to technology upgrades, including investments in television and radio digital infrastructure and building improvements. We believe these expenditures will help us to better serve our advertisers and viewers and will help to facilitate our cost control initiatives. In 2009, our capital expenditures are expected to be significantly less than the amount of capital expenditures in 2008.

There was no cash used for acquisitions in the first quarter of 2009 compared to $6.1 million in the first quarter of 2008. In the first quarter of 2008, our broadcast business acquired a television station and our community newspapers and shoppers acquired several publications in Northern Wisconsin.

Cash used for financing activities was $16.1 million in the first quarter of 2009 compared to $4.1 million in the first quarter of 2008. Borrowings under our credit facility in the first quarter of 2009 were $36.0 million and we made payments of $50.8 million, reflecting a $14.8 million decrease in our debt outstanding compared to borrowings of $64.9 million and payments of $33.7 million in the first quarter of 2008. The increase in borrowings in the first quarter of 2008 was used to finance the repurchase our class A common stock for $30.7 million. We paid cash dividends of $1.5 million and $4.9 million in the first quarter of 2009 and the first quarter of 2008, respectively.

Discontinued Operations

There was no cash provided by discontinued operations in the first quarter of 2009 compared to $0.4 million in the first quarter of 2008, which reflected a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

New Accounting Standards

In April 2009, the FASB issued Financial Staff Position (FSP) FAS 107-1 and Accounting Principal Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We will adopt FSP FAS 107-1 and APB 28-1 for the second quarter ended June 29, 2009. We do not believe the effect of adopting FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP:

•    Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•    Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•    Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•    Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•    Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

•    Applies to all fair value measurements when appropriate.

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We will adopt FSP FAS 157-4 for the second quarter ended June 29, 2009. We do not believe the effect of adopting FSP FAS 157-4 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), “Business Combinations”, to:

•    Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement No. 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations.”

•    Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote.

•    Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R.

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS 141(R)-1 in the first quarter of 2009. The adoption of FSP FAS 141(R)-1 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted Statement No. 141R in the first quarter of 2009. The adoption of Statement No. 141R did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted FASB Staff Position FAS 157-2 and it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FASB Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FASB Staff Position FAS 142-3 in the first quarter of 2009. The adoption of FASB Staff Position FAS 142-3 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We adopted EITF 08-3 in the first quarter of 2009. The adoption of EITF 08-3 did not have a material impact on our consolidated financial statements.

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

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 28, 2008.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 28, 2008.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 28, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class B common stock in the first quarter ended March 29, 2009:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2008 to January 25, 2009	--	$ --	--	2,370,500
January 26 to February 22, 2009	11,760	$ 1.74	--	2,370,500
February 23 to March 29, 2009	--	$ --	--	2,370,500

(1)	Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2003 Equity Incentive Plan.

(2)	We publicly announced a share repurchase program on May 1, 2008, and commenced our repurchases on May 12, 2008, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares over the following 18 months. After repurchasing 2,629,500 class A shares, we suspended our share repurchase program in October 2008 given the current difficult economic enviroment.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: May 1, 2009	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: May 1, 2009	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer