Form 10-Q
period 2009-06-28
JOURNAL COMMUNICATIONS INC
filed 2009-08-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2009

or

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

Yes [   ] No [ X ]

Number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2009 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at July 30, 2009
Class A Common Stock	40,905,110
Class B Common Stock	10,600,653
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information
	Item 1.	Financial Statements
		Unaudited Consolidated Condensed Balance Sheets as of
		June 28, 2009 and December 28, 2008	2
		Unaudited Consolidated Condensed Statements of Operations
		for the Two Quarters Ended June 28, 2009 and June 29, 2008	3
		Unaudited Consolidated Condensed Statement of
		Shareholders’ Equity for the Two Quarters Ended June 28, 2009	4
		Unaudited Consolidated Condensed Statements of
		Cash Flows for the Two Quarters Ended June 28, 2009 and June 29, 2008	5
		Notes to Unaudited Consolidated Condensed
		Financial Statements as of June 28, 2009	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	42
	Item 4.	Controls and Procedures	42
Part II.	Other Information
	Item 1.	Legal Proceedings	43
	Item 1A.	Risk Factors	43
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
	Item 3.	Defaults Upon Senior Securities	43
	Item 4.	Submission of Matters to a Vote of Security Holders	43
	Item 5.	Other Information	44
	Item 6.	Exhibits	44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 28, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,428	$4,040
Receivables, less allowance for doubtful accounts of $5,742 and $4,734	60,681	79,418
Inventories, net	3,650	5,935
Prepaid expenses and other current assets	10,489	4,472
Syndicated programs	6,358	11,088
Deferred income taxes	4,606	4,869

TOTAL CURRENT ASSETS	89,212	109,822
Property and equipment, at cost, less accumulated depreciation
of $245,737 and $233,380	211,858	221,158
Goodwill	9,109	4,285
Broadcast licenses	83,348	101,120
Other intangible assets, net	25,964	26,706
Deferred income taxes	66,375	64,420
Syndicated programs	1,880	3,091
Other assets	1,309	11,997

TOTAL ASSETS	$489,055	$542,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,378	$23,582
Accrued compensation	13,468	15,046
Accrued employee benefits	6,639	7,214
Deferred revenue	14,415	15,001
Accrued income taxes	128	43
Syndicated programs	8,332	12,348
Other current liabilities	6,862	6,668
Current portion of long-term liabilities	841	1,609

TOTAL CURRENT LIABILITIES	77,063	81,511
Accrued employee benefits	62,194	64,620
Syndicated programs	5,366	7,871
Long-term notes payable to banks	178,285	215,090
Other long-term liabilities	2,624	5,445
Shareholders’ equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares
outstanding at June 28, 2009 and December 28, 2008	--	--
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at June 28, 2009 and December 28, 2008	33	33
Class B - authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 10,383,434 shares at June 28, 2009 and 9,938,816
shares at December 28, 2008	181	183
Class A - authorized 170,000,000 shares; issued and outstanding:
40,871,125 shares at June 28, 2009 and 40,553,107 shares at
December 28, 2008	409	406
Additional paid-in capital	257,641	256,716
Accumulated other comprehensive loss	(33,175)	(34,355)
Retained earnings	47,149	53,794
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

TOTAL SHAREHOLDERS’ EQUITY	163,523	168,062

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$489,055	$542,599

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
(in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue:
Publishing	$49,433	$61,830	$97,557	$122,545
Broadcasting	43,742	53,457	82,957	102,796
Printing services	11,240	16,775	25,535	33,296
Other	5,023	8,028	10,214	15,718

Total revenue	109,438	140,090	216,263	274,355
Operating costs and expenses:
Publishing	28,203	34,292	59,071	68,049
Broadcasting	20,818	24,841	43,235	48,890
Printing services	9,832	13,872	22,259	27,631
Other	4,505	6,844	9,003	13,190

Total operating costs and expenses	63,358	79,849	133,568	157,760
Selling and administrative expenses	37,078	43,621	74,337	87,387
Broadcast license impairment	18,975	--	18,975	--

Total operating costs and expenses and selling
and administrative expenses	119,411	123,470	226,880	245,147

Operating earnings (loss)	(9,973)	16,620	(10,617)	29,208
Other income and (expense):
Interest income	--	1	--	2
Interest expense	(737)	(1,894)	(1,549)	(4,163)

Total other income and (expense)	(737)	(1,893)	(1,549)	(4,161)

Earnings (loss) from continuing operations
before income taxes	(10,710)	14,727	(12,166)	25,047
Provision (benefit) for income taxes	(5,878)	5,723	(7,455)	9,753

Earnings (loss) from continuing operations	(4,832)	9,004	(4,711)	15,294
Gain from discontinued operations, net of
$0 applicable income tax expense	--	--	--	400

Net earnings (loss)	$(4,832)	$9,004	$(4,711)	$15,694

Earnings (loss) per share:
Basic - Class A and B common stock:
Continuing operations	$(0.11)	$0.16	$(0.11)	$0.26
Discontinued operations	--	--	--	0.01

Net earnings (loss)	$(0.11)	$0.16	$(0.11)	$0.27

Diluted - Class A and B common stock:
Continuing operations	$(0.11)	$0.16	$(0.11)	$0.26
Discontinued operations	--	--	--	0.01

Net earnings (loss)	$(0.11)	$0.16	$(0.11)	$0.27

Basic and diluted - Class C common stock:
Continuing operations	$0.14	$0.22	$0.28	$0.38
Discontinued operations	--	--	--	0.01

Net earnings	$0.14	$0.22	$0.28	$0.39

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Statements of Shareholders' Equity
Two Quarters Ended June 28, 2009
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Treasury Stock,
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss	Earnings	at cost	Total
Balance at December 28, 2008	$--	$33	$183	$406	$256,716	$(34,355)	$53,794	$(108,715)	$168,062
Net earnings							121		121
Change in pension and postretirement
(net of deferred tax expense of $962)						1,438			1,438
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.02 per share)							(200)		(200)
Class A ($0.02 per share)							(812)		(812)
Issuance of shares:
Conversion of class B to class A			(1)	1					--
Stock grants					10				10
Employee stock purchase plan			1		209				210
Shares withheld from employees for tax withholding					(20)				(20)
Stock-based compensation					325		1		326

Balance at March 29, 2009	--	33	183	407	257,240	(32,917)	52,440	(108,715)	168,671

Net earnings							(4,832)		(4,832)
Change in pension and postretirement
(net of deferred tax benefit of $176)						(258)			(258)
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					--
Stock grants					73				73
Stock-based compensation					328		5		333

Balance at June 28, 2009	$--	$33	$181	$409	$257,641	$(33,175)	$47,149	$(108,715)	$163,523

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 28, 2009	June 29, 2008
Cash flow from operating activities:
Net earnings (loss)	$(4,711)	$15,694
Less gain from discontinued operations	--	400

Earnings (loss) from continuing operations	(4,711)	15,294
Adjustments for non-cash items:
Depreciation	13,344	13,665
Amortization	987	996
Broadcast license impairment	18,975	--
Provision for doubtful accounts	1,999	744
Deferred income taxes	(2,478)	4,580
Non-cash stock-based compensation	736	927
Curtailment gains for pension plans	(353)	--
(Gain) loss from disposal of assets	(1,632)	91
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	16,738	5,358
Inventories	2,285	835
Accounts payable	2,796	(6,331)
Other assets and liabilities	(1,856)	(6,062)

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,830	30,097
Cash flow from investing activities:
Capital expenditures for property and equipment	(3,803)	(8,475)
Insurance proceeds and proceeds from sales of assets	1,046	31
Acquisition of businesses	(6,593)	(6,292)

NET CASH USED FOR INVESTING ACTIVITIES	(9,350)	(14,736)
Cash flow from financing activities:
Proceeds from long-term notes payable to banks	69,615	106,420
Payments on long-term notes payable to banks	(106,420)	(73,790)
Proceeds from issuance of common stock	189	288
Redemption of common stock	--	(40,788)
Cash dividends	(1,476)	(9,529)

NET CASH USED FOR FINANCING ACTIVTIES	(38,092)	(17,399)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(612)	(2,038)
Cash and cash equivalents:
Beginning of year	4,040	6,256

At June 28, 2009 and June 29, 2008	$3,428	$4,218

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Adjustments related to NorthStar Print Group, Inc. have been reflected as discontinued operations in our consolidated condensed financial statements for the two quarters of 2008. The operating results for the second quarter and two quarters ended June 28, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 27, 2009. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2008.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

Future Adoptions

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162.” Under Statement No. 168, the FASB Accounting Standards Codification (Codification) will become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become nonauthoritative. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the third quarter and three quarters ended September 27, 2009. We do not believe the effect of adopting Statement No. 168 will have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions is permitted. We do not believe the effect of adopting FSP FAS 132(R)-1 will have a material impact on our consolidated financial statements.

Current Adoptions

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events.” This Statement provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement No. 165 provides:

• The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

• The circumstance under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

• The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

Statement No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted Statement No. 165 in the second quarter of 2009. The adoption of Statement No. 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principal Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,”to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP:

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

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2, FAS 107-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We adopted FSP FAS 157-4 in the second quarter of 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), “Business Combinations”, to:

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP FAS 142-3 in the first quarter of 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted FSP FAS 157-2 in the first quarter of 2009. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations.” Statement No. 141R requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes. In addition, it also requires a substantial number of new disclosure requirements. Statement No. 141R applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted Statement No. 141R in the first quarter of 2009. The adoption of Statement No. 141R did not have a material impact on our consolidated financial statements.

4	EARNINGS PER SHARE

Basic

We apply the two-class method for calculating and presenting our basic earnings per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income (loss) from continuing operations (“net earnings”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid during the current period.

(b)	The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)	The remaining losses, which may include losses from discontinued operations (“undistributed losses”), are allocated to the class A and B common stock. Undistributed losses are not allocated to the class C common stock and non-vested restricted stock because the class C shares and the non-vested restricted shares are not contractually obligated to share in the losses.

(d)	The total earnings allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings are allocated to determine the earnings per share for that class of common stock.

(e)	Basic earnings per share data are presented for class A and B common stock in the aggregate and for class C common stock. The basic earnings per share for class A and B common stock are the same; hence, these classes are reported together.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

        The following table sets forth the computation of basic earnings per share under the two-class method.

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator for basic earnings from continuing
operations for each class of common stock
and non-vested restricted stock:
Earnings (loss) from continuing
operations	$(4,832)	$9,004	$(4,711)	$15,294
Less dividends declared:
Class A and B	--	4,180	1,006	8,595
Class C	464	464	928	928
Non-vested restricted stock	(5)	--	1	--

Total undistributed earnings (loss) from
continuing operations	$(5,291)	$4,360	$(6,646)	$5,771

Class A and B undistributed earnings (loss)
from continuing operations	$(5,291)	$4,103	$(6,646)	$5,440
Class C undistributed earnings
from continuing operations	--	257	--	331
Non-vested undistributed earnings
from continuing operations	--	--	--	--

Total undistributed earnings (loss)
from continuing operations	$(5,291)	$4,360	$(6,646)	$5,771

Numerator for basic earnings (loss) from continuing
operations per class A and B common stock:
Dividends on class A and B	$--	$4,180	$1,006	$8,595
Class A and B undistributed
earnings (loss)	(5,291)	4,103	(6,646)	5,440

Numerator for basic earnings (loss) from
continuing operations per class
A and B common stock	$(5,291)	$8,283	$(5,640)	$14,035

Numerator for basic earnings from continuing operations
per class C common stock:
Dividends on class C	$464	$464	$928	$928
Class C undistributed earnings	--	257	--	331

Numerator for basic earnings from continuing
operations per class C common stock	$464	$721	$928	$1,259

Denominator for basic earnings (loss) from continuing
operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,317	52,163	50,294	53,537
Class C	3,264	3,264	3,264	3,264
Basic earnings (loss) per share from continuing
operations
Class A and B	$(0.11)	$0.16	$(0.11)	$0.26

Class C	$0.14	$0.22	$0.28	$0.38

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator for basic earnings from discontinued
operations for each class of common stock
and non-vested restricted stock:
Total undistributed earnings from
from discontinued opertions	$--	$--	$--	$400

Class A and B undistributed earnings
from discontinued opertions	$--	$--	$--	$377
Class C undistributed earnings
from discontinued operations	--	--	--	23
Non-vested restricted stock undistributed
earnings from discontinued operations	--	--	--	--

Total undistributed earnings
from discontinued operations	$--	$--	$--	$400

Denominator for basic earnings from discontinued
operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,317	52,163	50,294	53,537
Class C	3,264	3,264	3,264	3,264
Basic earnings per share from discontinued
operations
Class A and B	$--	$--	$--	$0.01

Class C	$--	$--	$--	$0.01

Numerator for basic net earnings (loss) for each
class of common stock:
Net earnings (loss)	$(4,832)	$9,004	$(4,711)	$15,694
Less dividends declared:
Class A and B	--	4,180	1,006	8,595
Class C	464	464	928	928
Non-vested restricted stock	(5)	--	1	--

Total undistributed net earnings (loss)	$(5,291)	$4,360	$(6,646)	$6,171

Class A and B undistributed net earnings (loss)	$(5,291)	$4,103	$(6,646)	$5,817
Class C undistributed net earnings	--	257	--	354
Non-vested undistributed net earnings	--	--	--	--

Total undistributed net earnings (loss)	$(5,291)	$4,360	$(6,646)	$6,171

Numerator for basic net earnings (loss) per
class A and B common stock:
Dividends declared on class A and B	$--	$4,180	$1,006	$8,595
Class A and B undistributed net
earnings (loss)	(5,291)	4,103	(6,646)	5,817

Numerator for basic net earnings (loss) per
class A and B common stock	$(5,291)	$8,283	$(5,640)	$14,412

Numerator for basic net earnings per class C
common stock:
Dividends on class C	$464	$464	$928	$928
Class C undistributed net earnings	--	257	--	354

Numerator for basic net earnings per
class C common stock	$464	$721	$928	$1,282

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Denominator for basic net earnings (loss) for
each class of common stock:
Weighted average shares outstanding -
Class A and B	50,317	52,163	50,294	53,537
Class C	3,264	3,264	3,264	3,264
Basic net earnings (loss) per share
Class A and B	$(0.11)	$0.16	$(0.11)	$0.27

Class C	$0.14	$0.22	$0.28	$0.39

Diluted

Diluted earnings per share for the second quarter and the two quarters of 2009 is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares. Diluted earnings per share for the second quarter and the two quarters of 2008 is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock. For the second quarter and two quarters of 2009, 179 and 210 non-vested restricted class B common shares, respectively, are not outstanding upon expiration of the vesting periods because they are anti-dilutive. The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator for diluted net earnings (loss) per share:
Dividends on class A and B
common stock	$--	$4,180	$1,006	$8,595
Total undistributed earnings
from continuing operations	(5,291)	4,103	(6,646)	5,440
Total undistributed earnings
from discontinued operations	--	--	--	377

Net earnings (loss)	$(5,291)	$8,283	$(5,640)	$14,412

Denominator for diluted net earnings (loss) per share:
Weighted average shares
outstanding - class A and B	50,317	52,163	50,294	53,537
Impact of non-vested restricted stock	--	20	--	23

Adjusted weighted average
shares outstanding	50,317	52,183	50,294	53,560

Diluted earnings (loss) per share:
Continuing operations	$(0.11)	$0.16	$(0.11)	$0.26
Discontinued operations	--	--	--	0.01

Net earnings	$(0.11)	$0.16	$(0.11)	$0.27

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	COMPREHENSIVE INCOME (LOSS)

The following table sets forth our comprehensive income (loss):

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net earnings (loss)	$(4,832)	$9,004	$(4,711)	$15,694
Change in pension and post-
retirement (net of tax)	(258)	17	1,180	32

Comprehensive income (loss)	$(5,090)	$9,021	$(3,531)	$15,726

6	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards. The Plan also provides for cash-based awards. The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, since May 3, 2007, all equity grants have been made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of June 28, 2009, there are 3,254,828 shares available for issuance under the 2007 Plan.

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

During the second quarter and two quarters ended June 28, 2009, we recognized $411 and $759, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 28, 2009 was $219 and $394, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of June 28, 2009, total unrecognized compensation cost related to stock-based compensation awards was $1,807 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.4 years. Stock-based compensation expense is reported in selling and administrative expenses in our consolidated statements of operations.

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

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of stock option activity during the two quarters of 2009 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 28, 2008	47,500	$18.14
Expired	(500)	19.95

Outstanding and exercisable at June 28, 2009	47,000	18.12	1.6

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the second quarter of 2009 is zero because the fair market value of our class B common stock on June 28, 2009 was lower than the weighted average exercise price of the options.

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

A summary of SAR activity during the two quarters of 2009 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)
Outstanding at December 28, 2008	1,331,000	$10.56
Forfeited	(140,692)	10.04

Outstanding at June 28, 2009	1,190,308	10.62	8.1

Exercisable at June 28, 2009	590,409	11.51	8.0

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the second quarter of 2009 is zero because the fair market value of our class B common stock on June 28, 2009 was lower than the weighted average exercise price of the SARs.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and directors under our 2003 Plan and our 2007 Plan. Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined. Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals. We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date. A summary of stock grant activity during the two quarters of 2009 is:

	Shares	Weighted Average Fair Value
Non-vested at December 28, 2008	325,600	$6.09
Granted	695,466	0.78
Vested	(92,346)	6.24
Forfeited	(7,050)	10.10

Non-vested at June 28, 2009	921,670	2.04

Our non-vested restricted stock grants vest from one to five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.6 years. The total fair value of shares vesting during the two quarters of 2009 was $576. There was an aggregate of 96,770 unrestricted and non-vested restricted stock grants issued to our directors and employees in the two quarters of 2008 at a weighted average fair value of $6.73 per share, of which none of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 85,980 class B common shares sold to employees under this plan in the two quarters of 2009 at a weighted average fair value of $2.21. As of June 28, 2009, there are 2,557,009shares available for sale under the plan.

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

As of June 28, 2009, our liability for unrecognized tax benefits was $982, which, if recognized, $869 would have an impact on our effective tax rate. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of June 28, 2009 we had $288 accrued for interest expense and penalties. During the two quarters of 2009, we recognized $122 in interest expense.

During the second quarter of 2009, as a result of a settlement with the Wisconsin Department of Revenue, we received a refund of $8,693 of an income and franchise tax audit payment made in 2007.

During the two quarters of 2009, our liability for unrecognized tax benefits and interest and penalties decreased by $1,496 and $936, respectively, due to a reduction for a state audit settlement and expiration of statutes of limitations. As of June 28, 2009, it is possible for $128 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at June 28, 2009 and December 28, 2008 consist of the following:

	June 28, 2009	December 28, 2008
Paper and supplies	$2,733	$4,779
Work in process	699	723
Finished goods	432	632
Less obsolescence reserve	(214)	(199)

Inventories, net	$3,650	$5,935

9	NOTES PAYABLE TO BANKS

We have a $475,000 unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of June 28, 2009 and December 28, 2008, we had borrowings of $178,285 and $215,090, respectively, under the facility at a weighted average rate of 0.99% and 2.10%, respectively. Cash provided by operating activities was used primarily to decrease our borrowings during the two quarters of 2009. Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method.

We estimate the fair value of our unsecured revolving facility at June 28, 2009 and December 28, 2008 to be $164,417 and $195,375, respectively, based on discounted cash flows using an interest rate of 5.05% and 6.00%, respectively.

The facility includes the following two financial covenants:

• A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of June 28, 2009, we were in compliance with this financial covenant.

• An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of June 28, 2009, we were in compliance with this financial covenant.

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

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee is $1,299 as of June 28, 2009. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$544	$568	$1,088	$1,136
Interest cost	2,258	2,060	4,486	4,121
Expected return on plan assets	(2,625)	(2,776)	(5,349)	(5,552)
Amortization of:
Unrecognized prior service cost	(44)	(54)	(99)	(109)
Unrecognized net loss	--	--	182	--
Curtailment gain	--	--	(353)	--

Net periodic benefit cost included in total
operating costs and expenses, selling and
administrative expenses	$133	$(202)	$(45)	$(404)

The pension plan curtailment gain was the result of an amendment to the plans adopted on March 25, 2009. The amendment suspended benefit accruals in our qualified and non-qualified plans for all active employees for the 18-month period beginning July 1, 2009. Due to the plan amendment, measurements of both plan assets and obligations were calculated. The obligations are based upon a 7.1% discount rate. The benefit obligation and plan assets at the end of the first quarter 2009 were $130,355 and $85,071, respectively, and the plans were underfunded by $45,284.

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006. We do not expect to contribute to our qualified defined benefit pension plan in 2009. We expect to contribute $5,300 to our qualified defined benefit pension plan in 2010. We expect to contribute $289 and $316 to our unfunded non-qualified pension plan in 2009 and 2010, respectively.

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$18	$27	$35	$53
Interest cost	269	315	539	630
Amortization of:
Unrecognized prior service cost	(55)	(55)	(110)	(110)
Unrecognized net transition obligation	137	137	274	274

Net periodic benefit cost included in total
operating costs and expenses and
selling and administrative expenses	$369	$424	$738	$847

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	GOODWILL AND OTHER INTANGIBLE ASSETS

Interim Impairment Test
During the second quarter, management determined there was a significant adverse change in projected gross market revenues in the markets where we own television and radio stations. Therefore, interim impairment tests as of May 31, 2009 were performed on all of our broadcast licenses. Our interim impairment tests indicated seven of our television broadcast licenses and 11 of our radio broadcast licenses are impaired. In accordance with Statement No. 142, broadcast licenses with a carrying amount of $101,120 were written down to their estimated fair value of $83,348, resulting in an $18,975 non-cash impairment charge in the second quarter of 2009.

The following table presents the fair value measurement of our broadcast licenses by level of the fair value hierarchy. In accordance with Statement No. 157, “Fair Value Measurements” level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

		Fair Value Measurement Using
Description	As of June 28, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses
Broadcast licenses	$83,348	$--	$--	$83,348	$(18,975)

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value. This approach uses the Greenfield method, which assumes the start up of a new station by an independent market participant. The fair value of the broadcast license would be the result of the cash flows, for the license only, necessary to start up and operate a station, without consideration to any goodwill or improvement to the station. The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces. These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values. Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

During the remainder of 2009, we will continue to monitor events in our businesses and the economic conditions in our markets. We cannot predict at this time when, or if, we will have another triggering event in 2009 which would cause us to test for impairment of our broadcast licenses, other identifiable intangible assets and goodwill. However, we are required to perform an annual impairment test in the fourth quarter of 2009.

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years. Management determined there were no significant adverse changes in the value of these assets as of June 28, 2009.

Amortization expense was $496 and $987 for the second quarter and two quarters ended June 28, 2009, respectively, and $504 and $996 for the second quarter and two quarters ended June 29, 2008, respectively. Estimated amortization expense for our next five fiscal years is $1,977 for 2009, $1,937 for 2010, $1,579 for 2011, $1,496 for 2012 and $1,377 for 2013.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 28, 2009 and December 28, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 28, 2009
Network affiliation agreements	$26,930	$(5,462)	$21,468
Customer lists	18,206	(15,719)	2,487
Non-compete agreements	15,351	(15,277)	74
Other	4,884	(2,949)	1,935

Total	$65,371	$(39,407)	$25,964

December 28, 2008
Network affiliation agreements	$26,930	$(4,929)	$22,001
Customer lists	18,066	(15,365)	2,701
Non-compete agreements	15,351	(15,266)	85
Other	4,779	(2,860)	1,919

Total	$65,126	$(38,420)	$26,706

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. The net carrying amount of our broadcast licenses was $83,348 and $101,120 as of June 28, 2009 and December 28, 2008, respectively. The decrease in the net carrying amount of our broadcast licenses for the two quarters ended June 28, 2009 represents the impairment charge of $18,975 partially offset by the acquisition of the broadcast license for KNIN-TV in Boise, Idaho of $1,203.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
The adjustment in the carrying amount of goodwill for the two quarters ended June 28, 2009 is as follows:

	Goodwill at December 28, 2009	Adjustment	Goodwill at June 28, 2009
Reporting unit
Community newspapers and shoppers	$4,285	$--	$4,285
Broadcasting	--	4,824	4,824

Total	$4,285	$4,824	$9,109

The adjustment in the carrying amount of goodwill for the two quarters ended June 28, 2009 represents the acquisition of KNIN-TV in Boise, Idaho.

13	ACQUISITIONS

On April 23, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, completed the asset purchase of KNIN-TV from Banks Boise, Inc. for $6,593 in cash. KNIN-TV is the CW Network affiliate serving the Boise, Idaho market. We own KIVI-TV, the ABC affiliate, and six radio stations in Boise, Idaho. The purchase of KNIN-TV builds our cross-media business in Boise, Idaho to better serve advertisers and viewers, builds a stronger community presence in Boise, Idaho, and enhances our margin with multiple media properties.

The goodwill of $4,824 arising from the acquisition is attributable to the synergies expected from aligning our television and radio stations in a cluster within the Boise, Idaho market. We seek to build a unique and differentiated brand position at each station within a cluster so that we can offer distinct solutions for a variety of advertisers in any given market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	ACQUISITIONS continued

The recognized amounts of identifiable asset acquired and liabilities assumed for KNIN-TV is as follows:

KNIN-TV Boise, ID
Syndicated programs	$533
Property and equipment	555
Goodwill	4,824
Broadcast license	1,203
Customer list	140
Syndicated programs	(656)
Other current assets and liabilities	(6)

Total purchase price	$6,593

We determined the useful life of the acquired customer list to be five years. Our fair value measurement assumed the period of expected cash flows to be 10 years. However, based upon our own historical experience and our intentions to renew or extend these customer relationships, we believe these relationships will contribute to our future cash flows over the next five years. The KNIN-TV broadcast license expires in 2014 and we expect to renew the license without issue. The goodwill and broadcast license which we acquired are not subject to amortization for financial reporting purposes. These intangible assets are, however, amortized and deductible for income tax purposes.

The acquisition was accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired business are included in our consolidated financial statements from the respective date of acquisition. The impact of the acquired station on our operating results for the second quarter and two quarters ended June 28, 2009 was:

Second Quarter and Two Quarters Ended June 28, 2009
Revenue	$537
Earnings before income taxes	$186

The pro forma revenue and earnings for the second quarter and two quarters of 2009 and the second quarter and two quarters of 2008 were immaterial to our results of operations.

14	DISCONTINUED OPERATIONS

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

We continue to align our costs with our declining revenues. During the two quarters of 2009, we recorded a pre-tax charge of $1,069 for workforce separation benefits. These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations. Activity associated with the workforce reduction and business initiatives during the two quarters of 2009 was as follows:

	Balance at December 28, 2008	Charge for Separation Benefits	Payments for Separation Benefits	Balance at June 28, 2009
Publishing
Daily newspaper	$557	$721	$(615)	$663
Community newspapers and shoppers	53	111	(117)	47

Total Publishing	610	832	(732)	710
Broadcasting	30	42	(72)	--
Printing services	--	182	(182)	--
Direct marketing services	177	13	(190)	--

Total	$817	$1,069	$(1,176)	$710

16	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other. As of June 28, 2009, our publishing segment consisted of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 35 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment. Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	SEGMENT INFORMATION continued

The following tables summarize revenue, operating earnings (loss), non-cash impairment charge, depreciation and amortization and capital expenditures for the second quarter and two quarters ended June 28, 2009 and June 29, 2008 and identifiable total assets at June 28, 2009 and December 28, 2008:

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue
Publishing	$49,433	$61,830	$97,557	122,545
Broadcasting	43,742	53,457	82,957	102,796
Printing services	11,240	16,775	25,535	33,296
Other	5,023	8,028	10,214	15,718

	$109,438	$140,090	$216,263	$274,355

Operating earnings (loss)
Publishing	$3,317	$5,736	$1,698	$9,993
Broadcasting	(12,695)	9,714	(11,841)	16,846
Printing services	(427)	799	(407)	1,578
Other	(168)	371	(67)	791

	$(9,973)	$16,620	$(10,617)	$29,208

Non-cash impairment charge
Broadcasting	$18,975	$--	$18,975	$--

	$18,975	$--	$18,975	$--

Depreciation and amortization
Publishing	$3,026	$3,182	6,078	$6,432
Broadcasting	3,347	3,323	6,702	6,644
Printing services	522	584	1,050	1,151
Other	248	218	501	434

	$7,143	$7,307	$14,331	$14,661

Capital expenditures
Publishing	$525	$2,027	$1,094	$3,342
Broadcasting	859	3,007	2,329	4,152
Printing services	204	121	330	713
Other	5	98	50	268

	$1,593	$5,253	$3,803	$8,475

	June 28, 2009	December 28, 2008
Identifiable total assets
Publishing	$145,317	$157,440
Broadcasting	297,460	330,355
Printing service	13,999	19,375
Other	32,279	35,429

	$489,055	$542,599

17	SUBSEQUENT EVENTS

A reduction in workforce of 92 positions, or 6.2% of the workforce at our daily newspaper, was announced on August 4, 2009. This reduction in workforce includes 37 voluntary buyouts of newsroom employees, as well as layoffs of an additional 55 employees. Most of the employees affected by the voluntary and involuntary workforce reductions are expected to leave in August 2009. We expect to record a charge of approximately $4,000 for this workforce reduction.

We have evaluated subsequent events through August 4, 2009, the date the accompanying financial statements were filed with the Securities and Exchange Commission. As of August 4, 2009, there were no subsequent events which required recognition in our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 28, 2009, including the notes thereto.

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

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in the automobile industry has resulted in a decline in automotive advertising. Reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the internet), circulation declines and online competition have also negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. These conditions, along with a weak economy, persisted in the second quarter of 2009 and we have yet to see signs of a sustained recovery as we enter the third quarter of 2009. In light of this, we anticipate taking additional actions in order to maintain our progress on expense reductions and to achieve our operating margin goals.

Our publishing businesses continued to be challenged in the second quarter of 2009 due to the current economic recession and the continued softening of business conditions driven by the secular and cyclical influences affecting the newspaper industry. We have seen advertisers reduce their advertising spending in virtually all revenue categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising. Classified advertising revenue, specifically for employment, real estate and automotive, decreased in the second quarter of 2009 compared to the second quarter of 2008. Retail advertising also decreased in the second quarter of 2009 compared to the second quarter of 2008 with weakness in a number of consumer-driven categories, including the furniture and furnishings, finance/insurance, dining and entertainment, automotive, health services, home improvement, department stores, finance/insurance, small-retailers, food, real estate and business services categories. Interactive revenue decreased at our publishing businesses in the second quarter of 2009 compared to the second quarter of 2008. In addition to the impact of the economic recession, revenue from automotive online classifieds was negatively impacted by our daily newspaper’s transition to a new franchise relationship with CarSoup.com. Our publishing businesses returned to profitability in the second quarter of 2009 after posting an operating loss in the first quarter of 2009. Notwithstanding these challenges, our publishing businesses continue to reduce their expense platforms to align them with a reduced revenue base. Total expenses decreased $10.0 million, or 17.8%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease of $4.5 million in payroll-related costs and a decrease of $2.3 million in newsprint and paper costs.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and to a lesser extent from barter, digital revenues, retransmission fees, network compensation and other revenues. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular. The broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressure now impacting local and national economies, primarily in the automobile, housing and retail segments. Our broadcasting business also is affected by audience fragmentation as they have an increasing number of ways to access news and other programming.

Revenue from broadcasting decreased in the second quarter of 2009 compared to the second quarter of 2008 due to decreases in local, national and political and issue advertising revenue, partially offset by increases in retransmission revenue. The current economic recession has negatively impacted our broadcasting advertising revenue across most categories, the most significant being our largest revenue category — automotive. The significant decline in automotive advertising negatively impacts our average unit rates even if our inventory sell-out levels are high. Our broadcasting business posted an operating loss in the second quarter of 2009 primarily due to a $19.0 million non-cash impairment charge. Our broadcasting business continues to reduce its expense platforms to align it with a reduced revenue base.

Revenue at our printing services business decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to the effects of the current economic recession and the planned reduction in revenue from Dell Computer Corporation (Dell). Customers are reducing their print volumes, ceasing to print and/or are taking their printing needs out for bid in order to achieve lower pricing. Operating earnings at our printing services business decreased primarily due to the impact from the decrease in revenue, partially offset by a decrease in production and payroll-related costs. Revenue at our direct marketing services business decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease in mailing services and postage revenue. Our direct marketing services business posted an operating loss in the second quarter of 2009 compared to break even operating earnings in the second quarter of 2008 primarily due to the operating earnings impact of the decrease in revenue, partially offset by a decrease in production and payroll-related costs.

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

As we enter the third quarter of 2009, we have started taking actions to reduce additional expenses to achieve our operating margin goals with the offering of a voluntary newsroom buyout offer to employees covered by the newspaper guild collective bargaining agreement and additional involuntary reductions in workforce at the daily newspaper, as well as reductions in workforce at both our printing services and direct marketing services businesses and additional reductions in workforce at the daily newspaper. A reduction in workforce of 92 positions, or 6.2% of the workforce at our daily newspaper, was announced on August 4, 2009. This reduction in workforce includes 37 voluntary buyouts of newsroom employees, as well as layoffs of an additional 55 employees. As a result of these and other actions, we are estimating a gross workforce reduction charge of $4.0 to $5.5 million during the second half of the year. The majority of the charge will be recorded in the third quarter of 2009, primarily at the daily newspaper.  By taking these actions now, we estimate the expense reductions realized for the remainder of 2009 will partially offset the workforce reduction charge and enable us to reduce our expenses in the second half of 2009, compared to the second half of 2008, at a rate similar to that of the second quarter.  We expect these and other actions to generate annualized savings of approximately $21 million across our businesses.

Interim Impairment Test
Due to a decline in market revenue growth projections in several of our broadcast markets, we performed an interim impairment test on our broadcast licenses as of May 31, 2009 using an income approach to estimate fair value. This approach uses the Greenfield method, which assumes the start up of a new station by an independent market participant. The fair value of the broadcast license would be the result of the cash flows, for the license only, necessary to start up and operate a station, without consideration to any goodwill or improvement to the station. The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces. These variables include, but are not limited to: the forecasted revenue growth rate of each market (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.Our interim impairment tests in the second quarter of 2009 indicated that seven television broadcast licenses and 11 radio broadcast licenses are impaired. We recorded a $19.0 million non-cash impairment charge in the second quarter of 2009. Adverse changes in expected operating results and/or further deterioration of economic, market or business conditions could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

Results of Operations

Second Quarter Ended June 28, 2009 compared to the Second Quarter Ended June 29, 2008

Our consolidated revenue in the second quarter of 2009 was $109.4 million, a decrease of $30.7 million, or 21.9%, compared to $140.1 million in the second quarter of 2008. Our consolidated operating costs and expenses in the second quarter of 2009 were $63.3 million, a decrease of $16.6 million, or 20.7%, compared to $79.9 million in the second quarter of 2008. Our consolidated selling and administrative expenses in the second quarter of 2009 were $37.1 million, a decrease of $6.5 million, or 15.0%, compared to $43.6 million in the second quarter of 2008. Broadcast license impairment was $19.0 million in the second quarter of 2009.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the second quarter of 2009 and the second quarter of 2008:

	2009	Percent of Total Revenue	2008	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$49.4	45.2%	$61.8	44.1%
Broadcasting	43.8	39.9	53.5	38.2
Printing services	11.2	10.3	16.8	12.0
Other	5.0	4.6	8.0	5.7

Total revenue	109.4	100.0	140.1	100.0
Total operating costs and expenses	63.3	57.9	79.9	57.0
Selling and administrative expenses	37.1	33.9	43.6	31.1
Broadcast license impairment	19.0	17.3	--	--

Total operating costs and expenses and selling
and administrative expenses	119.4	109.1	123.5	88.1

Total operating earnings (loss)	$(10.0)	(9.1)%	$16.6	11.9%

In addition to the secular influences affecting the newspaper industry discussed above, the current economic recession negatively impacted our publishing, broadcasting and direct marketing services advertising revenue and commercial printing revenue in the second quarter of 2009.

In the newspaper industry, classified advertising is generally the most sensitive to economic cycles because it is driven by the demand for employment, real estate transactions and automotive sales. Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry. Classified advertising continues to move away from printed products to online products. While we offer online products and seek to retain classified advertising, we face increasing competition for this business and are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements. Our publishing businesses experienced a 46.8% decrease in classified advertising revenue in the second quarter of 2009 compared to the second quarter of 2008. Retail ROP and preprint advertising decreased 18.2% in the second quarter of 2009 compared to the second quarter of 2008, primarily in consumer-driven categories. As consumers have less discretionary income, our advertisers are decreasing their spending on advertising. The most significant decreases were in the furniture and furnishings, finance/insurance, dining and entertainment, automotive, health services, home improvement, department stores, finance/insurance, small-retailers, food, real estate and business services categories. Because of secular changes affecting the newspaper industry, we are adjusting our business model in the face of decreasing revenues.

At our broadcasting business, advertising revenue decreased in the second quarter across most categories, the most significant being our largest revenue category — automotive. Automotive advertising revenue decreased $5.4 million, or 48.8%, in the second quarter of 2009 compared to the second quarter of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. Retransmission revenue increased $0.6 million in the second quarter of 2009 compared to the second quarter of 2008, partially offsetting the decrease in advertising revenue.

The decrease in printing services revenue was primarily due to the effects of the current economic recession. Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the second quarter of 2009 compared to the second quarter of 2008. At our direct marketing services business, revenue from mailing services and postage decreased in the second quarter of 2009 compared to the second quarter of 2008 as as the demand for direct marketing advertising continues to decrease.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue, a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in newsprint and paper costs and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas. The decrease in selling and administrative expenses is primarily due to decreases in payroll-related costs reflecting the savings from workforce reduction initiatives and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue. These expense decreases were partially offset by an increase in bad debt expense at all of our businesses as each is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy. We recorded a $19.0 million non-cash broadcast license impairment charge in the second quarter of 2009 for seven television and 11 radio broadcast licenses.

Our consolidated operating loss in the second quarter of 2009 was $10.0 million compared to operating earnings of $16.6 million in the second quarter of 2008. The following table presents our operating earnings (loss) by segment for the second quarter of 2009 and the second quarter 2008:

	2009	Percent of Total Operating Loss	2008	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$3.3	(33.3)%	$5.7	34.5%
Broadcasting	(12.7)	127.3	9.7	58.5
Printing services	(0.4)	4.3	0.8	4.8
Other	(0.2)	1.7	0.4	2.2

Total operating earnings (loss)	$(10.0)	100.0%	$16.6	100.0%

The decrease in total operating earnings was primarily due to the $19.0 million non-cash impairment charge for seven television and 11 radio broadcast licenses and the decrease in revenue at our publishing, broadcasting, printing services and direct marketing services businesses.

Publishing

Revenue from publishing in the second quarter of 2009 was $49.4 million, a decrease of $12.4 million, or 20.1%, compared to $61.8 million in the second quarter of 2008. Operating earnings from publishing in the second quarter of 2009 was $3.3 million, a decrease of $2.4 million, or 42.2%, compared to $5.7 million in the second quarter of 2008.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2009 and the second quarter of 2008:

	2009			2008
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$16.8	$6.6	$23.4	$21.2	$7.4	$28.6	(18.2)
Classified	5.7	1.5	7.2	12.1	1.6	13.7	(46.8)
National	1.2	--	1.2	1.5	--	1.5	(20.6)
Direct Marketing	0.1	--	0.1	0.9	--	0.9	(85.6)
Other	--	0.1	0.1	--	0.1	0.1	(24.1)

Total advertising revenue..	23.8	8.2	32.0	35.7	9.1	44.8	(28.3)
Circulation revenue	12.8	0.5	13.3	12.5	0.3	12.8	3.8
Other revenue	3.3	0.8	4.1	3.4	0.8	4.2	(5.0)

Total revenue	$39.9	$9.5	$49.4	$51.6	$10.2	$61.8	(20.1)

Operating earnings	$2.4	$0.9	$3.3	$5.4	$0.3	$5.7	(42.2)

Advertising revenue accounted for 64.9% of total publishing revenue in the second quarter of 2009 compared to 72.4% in the second quarter of 2008. The current economic recession and ongoing secular changes in the newspaper industry have caused advertisers to decrease their advertising spending across all of our advertising revenue categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising.

Retail advertising revenue in the second quarter of 2009 was $23.4 million, a decrease of $5.2 million, or 18.2%, compared to $28.6 million in the second quarter of 2008. The $4.4 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories. As consumers have less discretionary income, advertisers are decreasing their spending. The most significant decreases were in the furniture and furnishings, finance/insurance, dining and entertainment, automotive, health services, home improvement, department stores, finance/insurance, small-retailers, food, real estate and business services categories. The same trends persisted in our community newspapers and shoppers business. The $0.8 million decrease at our community newspapers and shoppers business was primarily due to decreases in automotive, small-retailers and real estate advertising, partially offset by revenue from publications acquired in Northern Wisconsin and Florida in late 2008.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. As a result of the current economic recession and the ongoing secular trend of classified advertising transitioning to the internet, our publishing businesses experienced a significant decrease in classified advertising revenue in the second quarter of 2009 compared to the second quarter of 2008. Classified advertising revenue in the second quarter of 2009 was $7.2 million, a decrease of $6.5 million, or 46.8%, compared to $13.7 million in the second quarter of 2008. At our daily newspaper, print and online classified advertising revenue decreased by 52.6% from the second quarter of 2008. Specifically, the employment category decreased $3.4 million, or 70.5%; automotive decreased $1.4 million, or 55.3%; real estate decreased $1.3 million, or 47.3% and other decreased $0.3 million, or 14.1%. The average rate per inch of classified advertising has decreased primarily due to the significant decrease in employment classified revenue which, historically, has been at a higher rate than other categories. The same trends persisted in our community newspapers and shoppers business. At our community newspapers and shoppers business, a decrease in automotive, employment and real estate classified advertising revenue was partially offset by an increase in classified advertising revenue from newly acquired publications in Northern Wisconsin and Florida in late 2008 and an increase in legal classified advertising in Florida due to an increase in foreclosure notices.

The total decrease in retail and classified automotive advertising at our daily newspaper in the second quarter of 2009 was $1.8 million, or 55.6%, compared to the second quarter of 2008. The decrease was due to a decline in demand for advertising from local dealers and regional dealer associations. Consumers have decreased their purchases of new automobiles and, in response, local dealers and regional dealer associations are reducing their costs, including advertising costs.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing businesses was $2.6 million in the second quarter of 2009, a decrease of $1.2 million, or 32.4%, compared to $3.8 million in the second quarter of 2008. Interactive classified advertising revenue at the daily newspaper was $1.0 million in the second quarter of 2009, a decrease of $1.4 million, or 59.9%, compared to $2.4 million in the second quarter of 2008.  The $1.4 million decrease was primarily due to decreases in automotive classified advertising of $0.7 million, or 78.8%, and employment classified advertising of $0.7 million, or 58.4%. The current economic recession has negatively impacted automotive and employment online advertising revenue. In the second quarter of 2009, revenue from automotive online classified advertising at our daily newspaper was negatively impacted by the transition to a new franchise relationship with CarSoup.com.

National advertising revenue in the second quarter of 2009 was $1.2 million, a decrease of $0.3 million, or 20.6%, compared to $1.5 million in the second quarter of 2008. The decrease was primarily due to a decrease in ROP advertising in the retail, food and airline and travel categories, which are predominantly consumer-driven. Partially offsetting these decreases were increases in the finance/insurance, communications and furniture/furnishings categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in the second quarter of 2009, a decrease of $0.8 million, or 85.6%, compared to $0.9 million in the second quarter of 2008 due to ceasing the operations of our Milwaukee-area direct marketing facility.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in both the second quarter of 2009 and the second quarter of 2008.

Circulation revenue in the second quarter of 2009 accounted for 26.9% of total publishing revenue compared to 20.7% in the second quarter of 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue. Circulation revenue of $13.3 million in the second quarter of 2009 increased $0.5 million, or 3.8%, compared to $12.8 million in the second quarter of 2008. At our daily newspaper, circulation revenue increased due to an increase in daily single copy revenue, following a price increase to 75 cents per daily paper in the Milwaukee-metro market in January 2009. Circulation average rates for the daily and Sunday editions increased on the strength of pricing gains that more than offset a slight decrease in home delivery and single copy sales. We believe this demonstates that readers value our newspaper. The Milwaukee Journal Sentinel ranks number one among newspapers in the top 50 markets in the United States for “integrated” newspaper audience, showing strength in print and online, according to the Scarborough Reports. At our community newspapers and shoppers business, circulation revenue increased due to the publications acquired in Northern Wisconsin and Florida in late 2008.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 8.2% of total publishing revenue in the second quarter of 2009 compared to 6.9% in the second quarter of 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue. Other revenue in the second quarter of 2009 was $4.1 million, a decrease of $0.1 million, or 5.0%, compared to $4.2 million in the second quarter of 2008. The $0.1 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue due to volume declines as certain customers reduced page counts and number of copies and the loss of certain customers. This decrease was partially offset by an increase in commercial delivery revenue from additional routes for USA Today.

In July 2009, our daily newspaper signed a commercial printing contract with The Kenosha News – a seven-day newspaper located north of the Illinois and Wisconsin border. This is the first newspaper that has completely outsourced all of its printing and packaging to our production plant. Our daily newspaper will print 26,000 daily and 29,000 Sunday copies, plus weekly and community products beginning in the third quarter of 2009.

Our publishing businesses returned to profitability in the second quarter of 2009 after posting an operating loss in the first quarter of 2009. Publishing operating earnings in the second quarter of 2009 were $3.3 million, a decrease of $2.4 million, or 42.2%, compared to operating earnings of $5.7 million in the second quarter of 2008. The decrease in operating earnings was due to the decrease in advertising revenue. Our publishing businesses continue to reduce their expense platforms to align them with the reduced revenue base. Total expenses decreased $10.0 million, or 17.8%, in the second quarter of 2009 compared to the second quarter of 2008, primarily due to a decrease of $4.5 million in payroll-related costs. Since the end of 2007, our full-time employee count for our publishing businesses has decreased by 20.2%. Excluding payroll-related costs, operating costs and expenses decreased $3.9 million in the second quarter of 2009 compared to the second quarter of 2008, the most significant of which was newsprint and paper costs and online fees at our daily newspaper. Total newsprint and paper costs for our publishing businesses in the second quarter of 2009 were $4.5 million, a decrease of $2.3 million, or 34.0%, compared to $6.8 million in the second quarter of 2008 due to a 27.7% decrease in newsprint consumption and a 10.0% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the second quarter of 2009 decreased primarily due to decreases in average net paid circulation, ROP advertising and editorial pages. Online fees at our daily newspaper decreased by $0.6 million in the second quarter of 2009 compared to the second quarter of 2008 primarily due to the transition to a new franchise relationship with CarSoup.com and due to the decrease in interactive employment classified advertising. Legal fees decreased by $0.3 million in the second quarter of 2009 compared to the second quarter of 2008 due to a $0.4 million contract termination charge in the second quarter of 2008. Partially offsetting the expense decreases, bad debt expense increased $0.2 million in the second quarter of 2009 compared to the second quarter of 2008. Due to the current economic recession, our publishing business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Broadcasting

Revenue from broadcasting in the second quarter of 2009 was $43.8 million, a decrease of $9.7 million, or 18.2%, compared to $53.5 million in the second quarter of 2008. Operating loss from broadcasting in the second quarter of 2009 was $12.7 million, including a $19.0 million non-cash broadcast license impairment charge and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas. This compared to operating earnings of $9.7 million in the second quarter of 2008.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the second quarter of 2009 and the second quarter of 2008:

	2009			2008			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)
Revenue	$26.7	$17.1	$43.8	$32.6	$20.9	$53.5	(18.2)

Broadcast license
impairment	$14.9	$4.1	$19.0	$--	$--	$--	NA

Operating earnings (loss)	$(13.4)	$0.7	$(12.7)	$4.6	$5.1	$9.7	NA

Revenue from our television stations in the second quarter of 2009 was $26.7 million, a decrease of $5.9 million, or 18.2%, compared to $32.6 million in the second quarter of 2008. The revenue decrease was experienced across all of our television markets, partially offset by revenue of $1.2 million from the acquisitions of KWBA-TV in Sierra Vista, Arizona (Tucson market) in the third quarter of 2008 and KNIN-TV in Boise, Idaho in the second quarter of 2009. Compared to the second quarter of 2008, local advertising revenue decreased $3.5 million, or 15.0%; national advertising revenue decreased $2.8 million, or 35.9%; and political and issue advertising revenue decreased $0.2 million, or 36.5%. While there will be some political and issue advertising in 2009, it is generally considered a non-election year, and, accordingly, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008. Television advertising revenue and rates in even-numbered years benefit from political and issue advertising because there is more pressure on inventory as advertising increases, which drives rates upward. The current economic recession has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 12.9% of television advertising revenue in the second quarter of 2009 compared to 23.3% in the second quarter of 2008. Automotive advertising revenue decreased $4.1 million in the second quarter of 2009 compared to the second quarter of 2008 as the automobile industry is experiencing an unprecedented decrease in automotive sales. The decline in automotive advertising had a negative impact on the average unit rate we charge our advertisers. National automotive revenue is heavily placed in prime time, which helps drive average unit rates among other advertisers. When that placement doesn’t occur in prime time, it negatively impacts the rate we can charge our advertisers even when the sell-out levels are high, which they were in the second quarter of 2009. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included furniture and electronics, communications, medical, professional services, home improvement, entertainment and restaurants. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our television stations are working to replace this lost revenue with developmental revenue. Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers. While developmental revenue was $3.8 million in the second quarter of 2009 and the second quarter of 2008, it increased as a percentage of total revenue from our television stations to 14.4%, up from 11.9%. Interactive revenue was $0.3 million in the second quarter of 2009, a decrease of $0.1 million, or 12.5%, compared to $0.4 million in the second quarter of 2008. Both interactive and developmental revenue are reported in local advertising revenue. Partially offsetting the revenue decreases was an increase in retransmission revenue and revenue in the financial, media and casino and gambling categories. Retransmission revenue increased $0.6 million in the second quarter of 2009 to $1.0 million, compared to $0.4 million in the second quarter of 2008. We are near completion in our discussions to finalize retransmission contracts covering about 95% of the subscribers in our markets. These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next several years.

Operating loss from our television stations in the second quarter of 2009 was $13.4 million compared to operating earnings of $4.6 million in the second quarter of 2008. The decrease in operating earnings was primarily due to a $14.9 million non-cash impairment charge for seven television broadcast licenses and the impact of the decrease in advertising revenue. Total television expenses in the second quarter of 2009 were $40.1 million, an increase of $12.1 million compared to $28.0 million in the second quarter of 2008. The increase in total television expenses was primarily due to the $14.9 non-cash impairment charge, $0.8 million in additional expenses from television stations acquired in 2008 and 2009 and a $0.3 million increase in legal fees. Partially offsetting these expense increases was a decrease of $2.7 million in payroll-related costs and various other expense reductions, primarily marketing and vendor-related expenses. Our television stations continue to reduce their expense platform to align it with a reduced revenue base.

Revenue from our radio stations in the second quarter of 2009 was $17.1 million, a decrease of $3.8 million, or 18.1%, compared to $20.9 million in the second quarter of 2008. The revenue decrease was experienced across all of our radio markets. Compared to the second quarter of 2008, local advertising revenue decreased $3.3 million, or 18.0% and national advertising revenue decreased $0.5 million or 29.8%. Political and issue advertising revenue was $0.1 million in the second quarter of 2009 and the second quarter of 2008. 2009 is generally considered a non-election year, and therefore, we will experience a decrease in the political and issue advertising revenue category throughout the remainder of the year in our comparisons to 2008. The current economic recession has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 13.0% of radio advertising revenue in the second quarter of 2009 compared to 16.6% in the second quarter of 2008. Automotive advertising revenue decreased $1.3 million in the second quarter of 2009 compared to the second quarter of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included medical, media, communications, hotel and gambling, home improvement, restaurants and furniture and electronics, partially offset by increases in the travel, beverages and financial categories. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our radio stations are working to replace this lost revenue with developmental revenue. While developmental revenue decreased $0.2 million in the second quarter of 2009 compared to the second quarter of 2008, it actually increased as a percentage of total revenue from our radio stations to 17.3%, up from 15.0%. Interactive revenue was $0.5 million in the second quarter of 2009 and the second quarter of 2008. Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the second quarter of 2009 were $0.7 million, a decrease of $4.4 million, or 86.5%, compared to $5.1 million in the second quarter of 2008. The decrease in operating earnings was due to a $4.1 million non-cash impairment charge for 11 radio broadcast licenses, the impact of the decrease in advertising revenue and an increase in sports rights fees. Partially offsetting the decrease in operating earnings was a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas that was destroyed in an ice storm, a decrease of $1.3 million in payroll-related costs, and various other expense reductions, primarily marketing and vendor-related expenses. Our radio stations continue to reduce their expense platform to align it with a reduced revenue base.

Printing Services

Revenue from printing services in the second quarter of 2009 was $11.2 million, a decrease of $5.6 million, or 33.0%, compared to $16.8 million in the second quarter of 2008. Operating loss from printing services in the second quarter of 2009 was $0.4 million compared to operating earnings of $0.8 million in the second quarter of 2008.

The decrease in printing services revenue was primarily due to the effects of the current economic recession. Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the second quarter of 2009 compared to the second quarter of 2008. Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing. We expect these trends to continue throughout 2009. We believe our revenue from Dell, which was $0.5 million in the second quarter of 2009, will cease in the second half of 2009.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue. Total expenses decreased $4.3 million, or 27.0%, in the second quarter of 2009 compared to the second quarter of 2008. The decrease in total expenses was primarily due to a decrease of $2.6 million in raw materials expense, a decrease of $1.7 million in payroll-related costs, partially offset by an increase of $0.2 million in bad debt expense. Due to the current economic recession, our printing services business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Other

Other revenue in the second quarter of 2009 was $5.0 million, a decrease of $3.0 million, or 37.4%, compared to $8.0 million in the second quarter of 2008. Other operating loss was $0.2 million in the second quarter of 2009 compared to operating earnings of $0.4 million in the second quarter of 2008.

The following table presents our other revenue and operating earnings (loss) for the second quarter of 2009 and the second quarter of 2008:

	2009			2008
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$5.2	$(0.2)	$5.0	$8.0	$--	$8.0	(37.4)

Operating earnings (loss)	$(0.6)	$0.4	$(0.2)	$--	$0.4	$0.4	NA

The decrease in direct marketing services revenue was primarily due to the effects of the current economic recession. Revenue from mailing services, offset printing and postage decreased in the second quarter of 2009 compared to the second quarter of 2008 as the demand for direct marketing advertising continues to decrease and customers change from first-class mailings to bulk mailings or third-class mailings. This decrease was partially offset by an increase in laser printing revenue. Included in revenue and operating costs and expenses from our direct marketing services business is $2.9 million and $4.7 million of postage amounts billed to customers in the second quarter of 2009 and the second quarter of 2008, respectively.

The decrease in operating earnings at our “other” segment was primarily due to the operating earnings impact of the decrease in revenue at our direct marketing services business, partially offset by a decrease in payroll-related costs at corporate and at our direct marketing services business.

Other Income and Expense and Taxes

There was no interest income in the second quarter of 2009 and interest income was insignificant in the second quarter of 2008. Interest expense was $0.7 million in the second quarter of 2009 compared to $1.9 million in the second quarter of 2008. The decrease is due to a decrease in both the average borrowings during the quarter and the interest rate on our borrowings. Amortization of deferred financing costs was $0.1 million in the second quarter of 2009 and the second quarter of 2008.

Our effective tax benefit rate was 54.9% in the second quarter of 2009 compared to an effective tax provision rate of 38.9% in the second quarter of 2008. The effective tax rate was impacted by the operating loss created by the non-cash impairment charge and a favorable adjustment to our income tax reserve due to the lapsing of certain open tax years.

Discontinued Operations

There were no results from discontinued operations in the second quarter 2009 and the second quarter of 2008.

Net Earnings (Loss)

Our net loss in the second quarter of 2009 was $4.8 million compared to net earnings of $9.0 million in the second quarter of 2008. The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above, partially offset by decreases in interest expense and provision for income taxes.

Diluted Earnings (Loss) per Share for Class A and B Common Stock

In the second quarter of 2009, basic and diluted net loss per share of class A and B common stock were $0.11 for both. This compared to net earnings per share of $0.16 for both in the second quarter of 2008. Basic and diluted loss per share of class A and B common stock from continuing operations were $0.11 for both in the second quarter of 2009 compared to earnings per share of $0.16 for both in the second quarter of 2008. There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the second quarter of 2009 and in the second quarter of 2008.

Two Quarters Ended June 28, 2009 compared to the Two Quarters Ended June 29, 2008

Our consolidated revenue in the two quarters of 2009 was $216.3 million, a decrease of $58.1 million, or 21.2%, compared to $274.4 million in the two quarters of 2008. Our consolidated operating costs and expenses in the two quarters of 2009 were $133.6 million, a decrease of $24.2 million, or 15.3%, compared to $157.8 million in the two quarters of 2008. Our consolidated selling and administrative expenses in the two quarters of 2009 were $74.3 million, a decrease of $13.1 million, or 14.9%, compared to $87.4 million in the two quarters of 2008. Broadcast license impairment was $19.0 million in the two quarters of 2009.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the two quarters of 2009 and the two quarters of 2008:

	2009	Percent of Total Revenue	2008	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$97.6	45.1%	$122.6	44.7%
Broadcasting	83.0	38.4	102.8	37.5
Printing services	25.5	11.8	33.3	12.1
Other	10.2	4.7	15.7	5.7

Total revenue	216.3	100.0	274.4	100.0
Total operating costs and expenses	133.6	61.7	157.8	57.5
Selling and administrative expenses	74.3	34.4	87.4	31.9
Broadcast license impairment	19.0	8.8	--	--

Total operating costs and expenses and selling
and administrative expenses	226.9	104.9	245.2	89.4

Total operating earnings (loss)	$(10.6)	(4.9)%	$29.2	10.6%

In addition to the secular influences affecting the newspaper industry discussed above, the current economic recession negatively impacted our publishing, broadcasting and direct marketing services advertising revenue and commercial printing revenue in the two quarters of 2009.

In the newspaper industry, classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry. Classified advertising continues to move away from printed products to online products. While we offer online products and seek to retain classified advertising, we face increasing competition for this business and are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements. Our publishing business experienced a 48.0% decrease in classified advertising revenue in the two quarters of 2009 compared to the two quarters of 2008. Retail ROP and preprint advertising decreased 19.6% in the two quarters of 2009 compared to the two quarters of 2008 primarily in consumer-driven categories. As consumers have less discretionary income, our advertisers are decreasing their spending on advertising. The most significant decreases were in the furniture and furnishings, dining and entertainment, finance/insurance, home improvement, small-retailers, health services, automotive, real estate, business services, department stores and food categories. Secular changes affecting the newspaper industry also are resulting in pressure to reduce costs and adjust our business model in the face of decreasing revenues.

At our broadcasting business, advertising revenue decreased in the two quarters across most categories, the most significant being our largest revenue category — automotive. Automotive advertising revenue decreased $9.7 million, or 47.1%, in the two quarters of 2009 compared to the two quarters of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. While there will be some political and issue advertising revenue in 2009, it is generally considered to be a non-election year, and, accordingly, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008. In the two quarters of 2009, political and issue advertising revenue decreased $1.9 million compared to the two quarters of 2008. This is part of the normal two-year advertising cycle which affects our television stations in particular. Retransmission revenue increased $1.6 million in the two quarters of 2009 compared to the two quarters of 2008, partially offsetting the decrease in advertising revenue.

The decrease in printing services revenue was primarily due to the effects of the current economic recession. Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the two quarters of 2009 compared to the two quarters of 2008. At our direct marketing services business, revenue from mailing and list services and postage decreased in the two quarters of 2009 compared to the two quarters of 2008 as the demand for direct marketing advertising continues to decrease.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue, a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in newsprint and paper costs and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas. The decrease in selling and administrative expenses is primarily due to decreases in payroll-related costs reflecting the savings from workforce reduction initiatives and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue. These expense decreases were partially offset by an increase in bad debt expense at all of our businesses as each are encountering an increase in slow-paying customers as well as customers who have filed bankruptcy. We recorded a $19.0 million non-cash broadcast license impairment charge in the two quarters of 2009 for seven television and 11 radio broadcast licenses.

Our consolidated operating loss in the two quarters of 2009 was $10.6 million compared to operating earnings of $29.2 million in the two quarters of 2008. The following table presents our operating earnings (loss) by segment for the two quarters of 2009 and the two quarters 2008:

	2009	Percent of Total Operating Loss	2008	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$1.7	(16.0)%	$10.0	34.2%
Broadcasting	(11.8)	111.5	16.8	57.7
Printing services	(0.4)	3.9	1.6	5.4
Other	(0.1)	0.6	0.8	2.7

Total operating earnings (loss)	$(10.6)	100.0%	$29.2	100.0%

The decrease in total operating earnings was primarily due to the $19.0 million non-cash impairment charge for seven television and 11 radio broadcast licenses and the decrease in revenue at our publishing, broadcasting, printing services and direct marketing services businesses.

Publishing

Revenue from publishing in the two quarters of 2009 was $97.6 million, a decrease of $25.0 million, or 20.4%, compared to $122.6 million in the two quarters of 2008. Operating earnings from publishing in the two quarters of 2009 were $1.7 million, a decrease of $8.3 million, or 83.0%, compared to $10.0 million in the two quarters of 2008.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2009 and the two quarters of 2008:

	2009			2008
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$32.0	$12.5	$44.5	$41.2	$14.1	$55.3	(19.6)
Classified	11.4	2.7	14.1	24.4	2.8	27.2	(48.0)
National	2.6	--	2.6	3.5	--	3.5	(26.3)
Direct Marketing	0.5	--	0.5	1.6	--	1.6	(71.9)
Other	--	0.1	0.1	--	0.2	0.2	(25.1)

Total advertising revenue..	46.5	15.3	61.8	70.7	17.1	87.8	(29.6)
Circulation revenue	25.4	1.0	26.4	24.9	0.5	25.4	3.9
Other revenue	7.8	1.6	9.4	7.7	1.7	9.4	0.2

Total revenue	$79.7	$17.9	$97.6	$103.3	$19.3	$122.6	(20.4)

Operating earnings	$1.5	$0.2	$1.7	$9.9	$0.1	$10.0	(83.0)

Advertising revenue accounted for 63.3% of total publishing revenue in the two quarters of 2009 compared to 71.6% in the two quarters of 2008. The current economic recession and ongoing secular changes in the newspaper industry have caused advertisers to decrease their advertising spending across all of our advertising revenue categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising. This rapid decline in advertising revenue has been partially offset by an increase in circulation revenue and commercial delivery revenue.

Retail advertising revenue in the two quarters of 2009 was $44.5 million, a decrease of $10.8 million, or 19.6%, compared to $55.3 million in the two quarters of 2008. The $9.2 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories. As consumers have less discretionary income, advertisers are decreasing their spending. The most significant decreases were in the furniture and furnishings, dining and entertainment, finance/insurance, home improvement, small-retailers, health services, automotive, real estate, business services, department stores and food categories. The same trends persisted in our community newspapers and shoppers business. The $1.6 million decrease at our community newspapers and shoppers business was primarily due to decreases in automotive and real estate advertising, partially offset by revenue from publications acquired in Northern Wisconsin and Florida in late 2008.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. As a result of the current economic recession and the ongoing secular trend of classified advertising transitioning to the internet, our publishing businesses experienced a significant decrease in classified advertising revenue in the two quarters of 2009 compared to the two quarters of 2008. Classified advertising revenue in the two quarters of 2009 was $14.1 million, a decrease of $13.1 million, or 48.0%, compared to $27.2 million in the two quarters of 2008. At our daily newspaper, print and online classified advertising revenue decreased by 53.1% from the two quarters of 2008. Specifically, the employment category decreased $6.9 million, or 68.3%; automotive decreased $3.0 million, or 58.5%; real estate decreased $2.6 million, or 48.7% and other decreased $0.5 million, or 12.9%. The average rate per inch of classified advertising has decreased primarily due to the significant decrease in employment classified revenue which, historically, has been at a higher rate than other categories. The same trends persisted in our community newspapers and shoppers business. At our community newspapers and shoppers business, a decrease in automotive, employment and real estate classified advertising revenue was partially offset by an increase in classified advertising revenue from newly acquired publications in Northern Wisconsin and Florida in late 2008 and an increase in legal classified advertising in Florida due to an increase in foreclosure notices.

The total decrease in retail and classified automotive advertising at our daily newspaper in the two quarters of 2009 was $3.4 million, or 53.8%, compared to the two quarters of 2008. The decrease was due to a decline in demand for advertising from local dealers and regional dealer associations. Consumers have decreased their purchases of new automobiles and, in response, local dealers and regional dealer associations are reducing their costs, including advertising costs.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our publishing businesses was $4.6 million in the two quarters of 2009, a decrease of $2.8 million, or 38.2%, compared to $7.4 million in the two quarters of 2008. Interactive classified advertising revenue at the daily newspaper was $1.9 million in the two quarters of 2009, a decrease of $2.6 million, or 57.3%, compared to $4.5 million in the two quarters of 2008.  The $2.6 million decrease was primarily due to decreases in automotive classified advertising of $1.3 million, or 81.9%, and employment classified advertising of $1.3 million, or 52.4%. The current economic recession has negatively impacted automotive and employment online advertising revenue. In the two quarters of 2009, revenue from automotive online classified advertising at our daily newspaper was negatively impacted by the transition to a new franchise relationship with CarSoup.com.

National advertising revenue in the two quarters of 2009 was $2.6 million, a decrease of $0.9 million, or 26.3%, compared to $3.5 million in the two quarters of 2008. The decrease was primarily due to a decrease in ROP and preprint advertising in the retailers, dining and entertainment and airline and travel categories, which are predominantly consumer-driven. Partially offsetting these decreases were increases in the finance/insurance and communications categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.5 million in the two quarters of 2009, a decrease of $1.1 million, or 71.9%, compared to $1.6 million in the two quarters of 2008. This revenue category was also negatively impacted by the current economic recession as the demand for direct marketing advertising decreased. In May 2009, we ceased the operations of our Milwaukee-area direct marketing facility. The near-term and long-term business prospects did not support continuing this product offering. We are now focusing our direct marketing efforts on our total market coverage product. We began our transition from a mail-delivered product to a carrier-delivered product in the second quarter of 2009 and we expect the transition to be completed by the end of the third quarter of 2009. We expect to save $1.5 million annually in costs by eliminating postal delivery. We anticipate being able to increase the weight of each package without concern regarding increased delivery costs.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in the two quarters of 2009 compared to $0.2 million in the two quarters of 2008.

Circulation revenue in the two quarters of 2009 accounted for 27.0% of total publishing revenue compared to 20.7% in the two quarters of 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue. Circulation revenue of $26.4 million in the two quarters of 2009 increased $1.0 million, or 3.9%, compared to $25.4 million in the two quarters of 2008. At our daily newspaper, circulation revenue increased due to an increase in daily single copy revenue, following a price increase to 75 cents per daily paper in the Milwaukee-metro market in January 2009. Circulation average rates for the daily and Sunday editions increased on the strength of pricing gains that more than offset a decrease in home delivery. We believe this demonstrates that readers value our newspaper. At our community newspapers and shoppers business, circulation revenue increased due to the publications acquired in Northern Wisconsin and Florida in late 2008.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 9.7% of total publishing revenue in the two quarters of 2009 compared to 7.7% in the two quarters of 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue. Other revenue was $9.4 million in the two quarters of 2009 and in the two quarters of 2008. The $0.1 million increase at our daily newspaper was primarily due to an increase in commercial delivery revenue from additional routes for USA Today, partially offset by a decrease in commercial printing revenue due to volume declines as certain customers reduced page counts and number of copies and the loss of certain customers. The $0.1 million decrease at our community newspapers and shoppers was due to the loss of certain customers.

In July 2009, our daily newspaper signed a commercial printing contract with The Kenosha News – a seven-day newspaper located north of the Illinois and Wisconsin border. Our daily newspaper will begin printing in the third quarter of 2009.

Publishing operating earnings in the two quarters of 2009 were $1.7 million, a decrease of $8.3 million, or 83.0%, compared to $10.0 million in the two quarters of 2008. The decrease in operating earnings was due to the impact of the decrease in advertising revenue. Our publishing businesses continue to reduce their expense platforms to align them with the reduced revenue base. Total expenses decreased $16.7 million, or 14.8%, in the two quarters of 2009 compared to the two quarters of 2008 primarily due to a decrease of $8.5 million in payroll-related costs. Excluding payroll-related costs, operating costs and expenses decreased $5.2 million in the two quarters of 2009 compared to the two quarters of 2008, the most significant of which was newsprint and paper costs and online fees at our daily newspaper. Total newsprint and paper costs for our publishing businesses in the two quarters of 2009 were $9.8 million, a decrease of $2.9 million, or 22.6%, compared to $12.7 million in the two quarters of 2008 due to a 26.4% decrease in newsprint consumption, partially offset by a 5.3% increase in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in the two quarters of 2009 decreased primarily due to decreases in average net paid circulation, ROP advertising and editorial pages. Online fees at our daily newspaper decreased by $1.1 million in the two quarters of 2009 compared to the two quarters of 2008 primarily due to the daily newspaper’s transition to a new franchise relationship with CarSoup.com and due to the decrease in interactive employment classified advertising. Legal fees decreased by $0.5 million in the two quarters of 2009 compared to the two quarters of 2008 due to a $0.4 million contract termination charge in the two quarters of 2008. Bad debt expense increased $0.6 million in the two quarters of 2009 compared to the two quarters of 2008. Due to the current economic recession, our publishing business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Broadcasting

Revenue from broadcasting in the two quarters of 2009 was $83.0 million, a decrease of $19.8 million, or 19.3%, compared to $102.8 million in the two quarters of 2008. Operating loss from broadcasting in the two quarters of 2009 was $11.8 million, including a $19.0 million non-cash broadcast license impairment charge and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas. This compared to operating earnings of $16.8 million in the second quarter of 2008.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the two quarters of 2009 and the two quarters of 2008:

	2009			2008			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)
Revenue	$52.6	$30.4	$83.0	$64.9	$37.9	$102.8	(19.3)

Broadcast license
impairment	$14.9	$4.1	$19.0	$--	$--	$--

Operating earnings (loss)	$(13.3)	$1.5	$(11.8)	$8.2	$8.6	$16.8	NA

Revenue from our television stations in the two quarters of 2009 was $52.6 million, a decrease of $12.3 million, or 19.0%, compared to $64.9 million in the two quarters of 2008. The revenue decrease was experienced across all of our television markets, partially offset by incremental revenue of $1.9 million from the 2008 acquisitions of KPSE-TV in Palm Springs, California and KWBA-TV in Sierra Vista, Arizona (Tucson market) and the acquisition of KNIN-TV in Boise, Idaho in 2009. Compared to the two quarters of 2008, local advertising revenue decreased $7.3 million, or 15.8%; national advertising revenue decreased $4.8 million or 31.6%; and political and issue advertising revenue decreased $1.8 million, or 81.6%. 2009 is generally considered a non-election year, and, accordingly, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008. Television advertising revenue and rates in even-numbered years benefit from political and issue advertising because there is more pressure on inventory as advertising increases, which drives rates upward. The current economic recession has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 13.4% of television advertising revenue in the two quarters of 2009 compared to 22.6% in the two quarters of 2008. Automotive advertising revenue decreased $7.6 million in the two quarters of 2009 compared to the two quarters of 2008 as the automobile industry is experiencing an unprecedented decrease in automotive sales. The decline in automotive advertising had a negative impact on the average unit rate we charge our advertisers. National automotive revenue is heavily placed in prime time, which helps drive average unit rates among other advertisers. When that placement doesn’t occur in prime time, it negatively impacts the rate we can charge our advertisers even when the sell-out levels are high. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included furniture and electronics, professional services, medical, restaurants, communications, home products, retail, home improvement, entertainment and leisure. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our television stations are working to replace this lost revenue with developmental revenue. While developmental revenue decreased $0.4 million in the two quarters of 2009 compared to the two quarters of 2008, it increased as a percentage of total revenue from our television stations to 14.1%, up from 12.0%. Interactive revenue was $0.7 million in the two quarters of 2009, a decrease of $0.2 million, or 17.3%, compared to $0.9 million in the two quarters of 2008. Both interactive and developmental revenue are reported in local advertising revenue. Partially offsetting the revenue decreases was an increase in retransmission revenue and revenue in the financial, casino and gambling and supermarkets categories. Retransmission revenue increased $1.6 million in the two quarters of 2009 to $2.3 million, compared to $0.7 million in the two quarters of 2008. We are near completion in our discussions to finalize retransmission contracts covering about 95% of the subscribers in our markets. These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next several years.

Operating loss from our television stations in the two quarters of 2009 was $13.3 million compared to operating earnings of $8.2 million in the two quarters of 2008. The decrease in operating earnings was primarily due to a $14.9 million non-cash impairment charge for seven television broadcast licenses and the impact of the decrease in advertising revenue. Total television expenses in the two quarters of 2009 were $65.9 million, an increase of $9.2 million, or 16.2%, compared to $56.7 million in the two quarters of 2008. The increase in total television expenses was primarily due to the $14.9 non-cash impairment charge, $1.3 million in incremental expenses from television stations acquired in 2008 and 2009 and a $0.5 million increase in legal fees. Partially offsetting these expense increases was a decrease of $4.6 million in payroll-related costs and various other expense reductions, primarily marketing and vendor-related expenses. Our television stations continue to reduce their expense platforms to align them with a reduced revenue base.

Revenue from our radio stations in the two quarters of 2009 was $30.4 million, a decrease of $7.5 million, or 19.8%, compared to $37.9 million in the two quarters of 2008. The revenue decrease was experienced across all of our radio markets. Compared to the two quarters of 2008, local advertising revenue decreased $6.5 million, or 19.4%, national advertising revenue decreased $0.9 million or 30.1% and political and issued revenue decreased $0.1 million, or 19.7%. 2009 is generally considered a non-election year, and therefore, we will experience a decrease in the political and issue advertising revenue category throughout the remainder of the year in our comparisons to 2008. The current economic recession has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 12.8% of radio advertising revenue in the two quarters of 2009 compared to 15.9% in the two quarters of 2008. Automotive advertising revenue decreased $2.1 million in the two quarters of 2009 compared to the two quarters of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included medical, communications, media, home improvement, restaurants, retail, furniture and electronics, hotel and gambling, education and entertainment. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our radio stations are working to replace this lost revenue with developmental revenue. While developmental revenue decreased $0.6 million in the two quarters of 2009 compared to the two quarters of 2008, it actually increased as a percentage of total revenue from our radio stations to 19.2%, up from 17.2%. Interactive revenue was $0.9 million in the two quarters of 2009 and the two quarters of 2008. Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the two quarters of 2009 were $1.5 million, a decrease of $7.1 million, or 82.9%, compared to $8.6 million in the two quarters of 2008. The decrease in operating earnings was due to a $4.1 million non-cash impairment charge for 11 radio broadcast licenses, the impact of the decrease in advertising revenue and an increase in sports rights fees. Partially offsetting the decrease in operating earnings was a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas that was destroyed in an ice storm, a decrease of $2.4 million in payroll-related costs, and various other expense reductions, primarily marketing and vendor-related expenses. Our radio stations continue to reduce their expense platforms to align them with a reduced revenue base.

Printing Services

Revenue from printing services in the two quarters of 2009 was $25.5 million, a decrease of $7.8 million, or 23.3%, compared to $33.3 million in the two quarters of 2008. Operating loss from printing services in the two quarters of 2009 was $0.4 million compared to operating earnings of $1.6 million in the two quarters of 2008.

The decrease in printing services revenue was primarily due to the effects of the current economic recession. Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the two quarters of 2009 compared to the two quarters of 2008. Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing. We expect these trends to continue throughout 2009. We believe our revenue from Dell, which was $1.3 million in the two quarters of 2009, will cease in the second half of 2009.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue. Total expenses decreased $5.8 million, or 18.2%, in the two quarters of 2009 compared to the two quarters of 2008. The decrease in total expenses was primarily due to a decrease of $3.1 million in raw materials expense, a decrease of $2.7 million in payroll-related costs, partially offset by an increase of $0.5 million in postage and freight expense and an increase of $0.3 million in bad debt expense. Due to the current economic recession, our printing services business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Other

Other revenue in the two quarters of 2009 was $10.2 million, a decrease of $5.5 million, or 35.0%, compared to $15.7 million in the two quarters of 2008. Other operating loss was $0.1 million in the two quarters of 2009 compared to operating earnings of $0.8 million in the two quarters of 2008.

The following table presents our other revenue and operating earnings (loss) for the two quarters of 2009 and the two quarters of 2008:

	2009			2008
	Direct Marketing Services	Corporate and Eliminations	Total	Direct Marketing Services	Corporate and Eliminations	Total	Percent Change
	(dollars in millions)
Revenue	$10.5	$(0.3)	$10.2	$15.9	$(0.2)	$15.7	35.0%

Operating earnings (loss)	$(0.9)	$0.8	$(0.1)	$0.1	$0.7	$0.8	NA

The decrease in direct marketing services revenue was primarily due to the effects of the current economic recession. Revenue from mailing and list services and postage decreased in the two quarters of 2009 compared to the two quarters of 2008 as the demand for direct marketing advertising continues to decrease and customers change from first-class mailings to bulk mailings or third-class mailings. This decrease was partially offset by an increase in laser printing revenue. Included in revenue and operating costs and expenses from our direct marketing services business is $5.8 million and $9.1 million of postage amounts billed to customers in the two quarters of 2009 and the two quarters of 2008, respectively.

The decrease in operating earnings at our “other” segment was primarily due to the operating earnings impact of the decrease in revenue at our direct marketing services business, partially offset by a decrease in payroll-related costs at corporate and at our direct marketing services business.

Other Income and Expense and Taxes

Interest expense was $1.5 million in the two quarters of 2009 compared to $4.2 million in the two quarters of 2008. The decrease is due to a decrease in both the average borrowings during the quarter and the interest rate on our borrowings. Amortization of deferred financing costs was $0.2 million in the two quarters of 2009 and the two quarters of 2008.

Our effective tax benefit rate was 61.3% in the two quarters of 2009 compared to an effective tax provision rate of 38.9% in the two quarters of 2008. The effective tax rate was impacted by the operating loss created by the non-cash impairment charge, a settlement with the Wisconsin Department of Revenue (WDR) and a favorable adjustment to our income tax reserve due to the lapsing of certain open tax years. In connection with the settlement with the WDR, we received an $8.7 million refund in the two quarters of 2009 from the deposit we made with it in 2007.

Discontinued Operations

There were no results from discontinued operations in the two quarters 2009. In the two quarters of 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

Net Earnings (Loss)

Our net loss in the two quarters of 2009 was $4.7 million compared to net earnings of $15.7 million in the two quarters of 2008. The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the decrease in gain from discontinued operations, partially offset by decreases in interest expense and provision for income taxes.

Diluted Earnings (Loss) per Share for Class A and B Common Stock

In the two quarters of 2009, basic and diluted net loss per share of class A and B common stock were $0.11 for both. This compared to net earnings per share of $0.27 for both in the two quarters of 2008. Basic and diluted loss per share of class A and B common stock from continuing operations were $0.11 for both in the two quarters of 2009 compared to earnings per share of $0.26 for both in the two quarters of 2008. There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the two quarters of 2009 compared to $0.01 for both in the two quarters of 2008.

Liquidity and Capital Resources

Cash balances were $3.4 million at June 28, 2009. We believe our expected cash flows from operations and borrowings available under our credit facility will meet our needs for the next twelve months.

We have a $475.0 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of June 28, 2009 and December 28, 2008, we had borrowings of $178.3 million and $215.1 million, respectively, under the facility at a weighted average rate of 0.99% and 2.10%, respectively. Cash provided by operating activities was used primarily to decrease our borrowings during the two quarters of 2009. Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method. The facility includes the following two financial covenants:

•    A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” As of June 28, 2009, our consolidated funded debt ratio was 2.94-to-1, resulting in a current maximum borrowing capacity of $242.7 million. Our future borrowing capacity is subject to change due to changes in our future operating results.

•    An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to our interest expense. As of June 28, 2009, our interest coverage ratio was 10.93–to-1.

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

Our consolidated adjusted EBITDA in the second quarter of 2009 was $16.1 million, a decrease of $7.8 million, or 32.5%, compared to $23.9 million in the two quarters of 2008. Our consolidated adjusted EBITDA in the two quarters of 2009 was $22.7 million, a decrease of $21.2 million, or 48.3%, compared to $43.9 million in the two quarters of 2008. The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for the second quarter and two quarters of 2009 and the second quarter and two quarters of 2008:

	Second Quarter Ended		Two Quarters Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(dollars in millions)
Net earnings (loss)	$(4.8)	$9.0	$(4.7)	$15.7
Gain from discontinued operations, net	--	--	--	(0.4)
Provision (benefit) for income taxes	(5.9)	5.7	(7.4)	9.7
Total other expense, net	0.7	1.9	1.5	4.2
Depreciation	6.6	6.8	13.3	13.7
Amortization	0.5	0.5	1.0	1.0
Broadcast license impairment	19.0	--	19.0	--

Adjusted EBITDA	$16.1	$23.9	$22.7	$43.9

Adjusted EBITDA for the four fiscal quarter period proceeding June 28, 2009 was $60.7 million.

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

We have $1.0 million of standby letters of credit for business insurance purposes.

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

As we enter the third quarter of 2009, we have already started taking actions to reduce additional expenses to achieve our operating margin goals with the offering of a voluntary newsroom buyout package at the daily newspaper, as well as reductions in workforce at both our printing services and direct marketing services businesses.  As a result of these and other actions, we are estimating a gross workforce reduction charge of $4.0 to $5.5 million during the second half of the year, the majority of which will be recorded in the third quarter of 2009, primarily throughout the daily newspaper. These costs will impact our ability to reduce debt at the same pace as in the first half of 2009. Nonetheless, we do expect to be able to continue to pay down debt and to stay comfortably within our debt covenants.

Dividends

Our board of directors made a decision to reduce our first quarter 2009 dividend on our class A and class B shares to $0.02 per share from $0.08 per shares in each quarter of 2008.  The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009.  In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment.  Our board of directors also suspended the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Acquisition

On April 23, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, completed the asset purchase of KNIN-TV from Banks Boise, Inc. for $6.6 million. KNIN-TV is the CW Network affiliate serving the Boise, Idaho market. We also own KIVI-TV, the ABC affiliate, and six radio stations in Boise, Idaho. The purchase of KNIN-TV builds our cross-media business in Boise, Idaho to better serve advertisers and viewers, builds a stronger community presence in Boise, Idaho, and enhances our margin with multiple media properties.

Sale

On July 20, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, entered into an asset purchase agreement with Salt & Light Radio, Inc., an Idaho non-profit corporation, for the sale of KGEM-AM and KCID-AM in Boise, Idaho for $1.0 million. The sale is subject to regulatory approval and customary closing conditions.

Cash Flow

Continuing Operations

Cash provided by operating activities was $46.8 million in the two quarters of 2009 compared to $29.7 million in the two quarters of 2008. The increase was primarily due to cash provided by changes in working capital and an $8.7 million refund of an income and franchise tax audit payment, which was made in 2007, due to a settlement with the WDR.

Cash used for investing activities was $9.4 million in the two quarters of 2009 compared to $14.7 million in the two quarters of 2008. Capital expenditures were $3.8 million in the two quarters of 2009 compared to $8.5 million in the two quarters of 2008. Our capital expenditures at our daily newspaper in the two quarters of 2009 related primarily to building improvements and software upgrades for production equipment. Our capital expenditures in our broadcasting segment in the two quarters of 2009 related primarily to technology upgrades, including investments in television and radio digital infrastructure and building improvements. We believe these expenditures will help us to better serve our advertisers and viewers and will help to facilitate our cost control initiatives. In 2009, our capital expenditures are expected to be significantly less than the amount of capital expenditures in 2008 as all but critical capital projects have been postponed for now. During the two quarters of 2009, we acquired KNIN-TV in Boise, Idaho for $6.6 million. During the two quarters of 2008, we acquired KPSE-LP in Palm Springs, California for $4.7 million and two community newspapers and two community shoppers for $1.6 million. In the two quarters of 2009, we received $1.0 million in insurance proceeds for our tower replacement in Wichita, Kansas that was destroyed in an ice storm. We expect to receive an additional $0.9 million in insurance proceeds by the end of 2009.

Cash used for financing activities was $38.1 million in the first quarter of 2009 compared to $17.4 million in the two quarters of 2008. Borrowings under our credit facility in the first quarter of 2009 were $69.6 million and we made payments of $106.4 million, reflecting a $36.8 million decrease in our debt outstanding compared to borrowings of $106.4 million and payments of $73.8 million in the two quarters of 2008. The increase in borrowings in the two quarters of 2008 was used to finance the repurchase our class A common stock for $40.8 million. We paid cash dividends of $1.5 million and $9.5 million in the two quarters of 2009 and the two quarters of 2008, respectively.

Discontinued Operations

There was no cash provided by discontinued operations in the two quarters of 2009 compared to $0.4 million in the two quarters of 2008, which reflected a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

New Accounting Standards

Future Adoptions

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162.” Under Statement No. 168, the FASB Accounting Standards Codification (Codification) will become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become nonauthoritative. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the third quarter and three quarters ended September 27, 2009. We do not believe the effect of adopting Statement No. 168 will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Accounting Standards Update No. 2009-01 amends the FASB Accounting Standards Codification for the issuance of Statement No. 168. Accounting Standards Update No. 2009-01 includes Statement No. 168 in its entirety, including the accounting standards update instructions.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02, “Omnibus Update-Amendments to Various Topics for Technical Corrections.” This Accounting Standards Update makes a number of technical corrections to the various topics in the Codification.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions is permitted. We do not believe the effect of adopting FSP FAS 132(R)-1 will have a material impact on our consolidated financial statements.

Current Adoptions

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events.” This Statement provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement No. 165 provides:

•    The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•    The circumstance under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•    The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Statement No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted Statement No. 165 in the second quarter of 2009. The adoption of Statement No. 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principal Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP:

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

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We adopted FSP FAS 157-4 in the second quarter of 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), “Business Combinations”, to:

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP FAS 142-3 in the first quarter of 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted FSP FAS 157-2 in the first quarter of 2009. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no share repurchases during the second quarter ended June 28, 2009.

We publicly announced a share repurchase program on May 1, 2008, and commenced our repurchases on May 12, 2008, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares over the following 18 months. After repurchasing 2,629,500 class A shares pursuant to the authorization, we suspended our share repurchase program in October 2008 given the current difficult economic environment.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2009, we held our annual meeting of shareholders for the purpose of voting on the following items:

•	The election of three Class III directors: David J. Drury, Jonathan Newcomb and Roger D. Peirce, and
•	A proposal that the shareholders ratify the appointment of PricewaterhouseCoopers LLP by the Audit Committee as our independent registered public accounting firm for 2009.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Journal Communications, Inc. common stock as they were instructed by the shareholders of Journal Communications, Inc. Approximately 82% of all votes were represented at the meeting in person or by proxy. The votes were:

	Term Expiring in 2012
	David J. Drury	Jonathan Newcomb	Roger D. Peirce
Votes For	85,523,302	89,916,843	89,686,678
Votes Withheld	19,003,266	14,609,724	14,839,890

Total Votes	104,526,568	104,526,567	104,526,568

Our Continuing Board Members
Term Expiring in 2010	Term Expiring in 2011
David G. Meissner	Steven J. Smith
Ellen F. Siminoff	Mary Ellen Stanek
Owen Sullivan
Jeanette Tully

The ratification of appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009 was approved with the following voting results: 97,741,513 votes FOR the proposal, 2,662,289 votes AGAINST the proposal and 4,122,764 votes ABSTAINING.

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

JOURNAL COMMUNICATIONS, INC.
Registrant
Date: July 30, 2009	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer
Date: July 30, 2009	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer