Form 10-Q
period 2009-09-27
JOURNAL COMMUNICATIONS INC
filed 2009-10-30
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 27, 2009
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	1-31805

JOURNAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	20-0020198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)

800-388-2291
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
Yes ☐  No ☐

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
Yes ☐  No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 23, 2009 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at October 23, 2009
Class A Common Stock	41,640,929
Class B Common Stock	9,865,314
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 27, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$3,425	$4,040
Receivables, less allowance for doubtful accounts of $4,952 and $4,734	61,201	79,418
Inventories, net	3,324	5,935
Prepaid expenses and other current assets	12,081	4,472
Syndicated programs	10,123	11,088
Deferred income taxes	4,398	4,869
Total Current Assets	94,552	109,822

Property and equipment, at cost, less accumulated depreciation of $249,923 and $233,380	206,788	221,158
Goodwill	9,098	4,285
Broadcast licenses	82,920	101,120
Other intangible assets, net	25,470	26,706
Deferred income taxes	64,346	64,420
Syndicated programs	4,195	3,091
Other assets	1,598	11,997
Total Assets	$488,967	$542,599

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$23,735	$23,582
Accrued compensation	11,417	15,046
Accrued employee benefits	6,535	7,214
Deferred revenue	16,218	15,001
Accrued income taxes	134	43
Syndicated programs	12,784	12,348
Other current liabilities	7,930	6,668
Current portion of long-term liabilities	575	1,609
Total Current Liabilities	79,328	81,511

Accrued employee benefits	62,178	64,620
Syndicated programs	7,415	7,871
Long-term notes payable to banks	172,225	215,090
Other long-term liabilities	2,485	5,445
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at September 27, 2009 and December 28, 2008	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at September 27, 2009 and December 28, 2008	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 9,903,559 shares at September 27, 2009 and 9,938,816 shares at December 28, 2008	176	183
Class A – authorized 170,000,000 shares; issued and outstanding: 41,598,934 shares at September 27, 2009 and 40,553,107 shares at December 28, 2008	416	406
Additional paid-in capital	258,068	256,716
Accumulated other comprehensive loss	(33,152)	(34,355)
Retained earnings	48,510	53,794
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Shareholders’ Equity	165,336	168,062
Total Liabilities And Shareholders’ Equity	$488,967	$542,599

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Revenue:
Publishing	$46,479	$59,452	$144,036	$181,997
Broadcasting	42,453	53,994	125,410	156,790
Printing services	11,086	16,099	36,621	49,395
Other	5,059	6,725	15,273	22,443
Total revenue	105,077	136,270	321,340	410,625

Operating costs and expenses:
Publishing	27,316	35,405	86,387	103,454
Broadcasting	24,098	26,565	67,333	75,455
Printing services	9,957	13,396	32,216	41,027
Other	4,485	5,781	13,488	18,971
Total operating costs and expenses	65,856	81,147	199,424	238,907

Selling and administrative expenses	35,542	43,313	109,879	130,700
Broadcast license impairment	--	38,762	18,975	38,762
Total operating costs and expenses and selling and administrative expenses	101,398	163,222	328,278	408,369

Operating earnings (loss)	3,679	(26,952)	(6,938)	2,256
Other income and (expense):
Interest income	--	--	--	2
Interest expense	(645)	(1,940)	(2,194)	(6,103)
Total other income and (expense)	(645)	(1,940)	(2,194)	(6,101)

Earnings (loss) from continuing operations before income taxes	3,034	(28,892)	(9,132)	(3,845)

Provision (benefit) for income taxes	1,209	(11,791)	(6,246)	(2,038)

Earnings (loss) from continuing operations	1,825	(17,101)	(2,886)	(1,807)

Gain from discontinued operations, net of $0 applicable income tax expense	--	--	--	400

Net earnings (loss)	$1,825	$(17,101)	$(2,886)	$(1,407)

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$0.02	$(0.35)	$(0.08)	$(0.06)
Discontinued operations	--	--	--	0.01
Net earnings (loss)	$0.02	$(0.35)	$(0.08)	$(0.05)

Diluted – Class A and B common stock:
Continuing operations	$0.02	$(0.35)	$(0.08)	$(0.06)
Discontinued operations	--	--	--	0.01
Net earnings (loss)	$0.02	$(0.35)	$(0.08)	$(0.05)

Basic and diluted – Class C common stock:
Continuing operations	$0.17	$0.14	$0.43	$0.42
Discontinued operations	--	--	--	0.01
Net earnings	$0.17	$0.14	$0.43	$0.43

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Shareholders' Equity
Three Quarters Ended September 27, 2009
(in thousands, except per share amounts)

						Accumulated
					Additional	Other		Treasury
	Preferred	Common Stock			Paid-in-	Comprehensive	Retained	Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	at cost	Total

Balance at December 28, 2008	$-	$33	$183	$406	$256,716	$(34,355)	$53,794	$(108,715)	$168,062
Net earnings							121		121
Change in pension and postretirement (net of deferred tax expense of $962)						1,438			1,438
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.02 per share)							(200)		(200)
Class A ($0.02 per share)							(812)		(812)
Issuance of shares:
Conversion of class B to class A			(1)	1					-
Stock grants					10				10
Employee stock purchase plan			1		209				210
Shares withheld from employees for tax withholding					(20)				(20)
Stock-based compensation					325		1		326

Balance at March 29, 2009	-	33	183	407	257,240	(32,917)	52,440	(108,715)	168,671

Net earnings							(4,832)		(4,832)
Change in pension and postretirement (net of deferred tax benefit of $176)						(258)			(258)
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants					73				73
Stock-based compensation					328		5		333

Balance at June 28, 2009	-	33	181	409	257,641	(33,175)	47,149	(108,715)	163,523

Net earnings							1,825		1,825
Change in pension and postretirement (net of deferred tax expense of $16)						23			23
Dividends declared:
Class C ($0.142 per share)							(463)		(463)
Issuance of shares:
Conversion of class B to class A			(7)	7					-
Stock grants					21				21
Employee stock purchase plan			2		158				160
Stock-based compensation					248		(1)		247

Balance at September 27, 2009	$-	$33	$176	$416	$258,068	$(33,152)	$48,510	$(108,715)	$165,336

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 27, 2009	September 28, 2008

Cash flow from operating activities:
Net loss	$(2,886)	$(1,407)
Less gain from discontinued operations	--	400
Loss from continuing operations	(2,886)	(1,807)
Adjustments for non-cash items:
Depreciation	19,891	20,477
Amortization	1,481	1,516
Broadcast license impairment	18,975	38,762
Provision for doubtful accounts	2,162	1,317
Deferred income taxes	(257)	(4,470)
Non-cash stock-based compensation	1,005	1,224
Curtailment gains for pension plans	(353)	--
(Gain) loss from disposal of assets	(1,894)	106
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	16,055	4,079
Inventories	2,611	795
Accounts payable	153	(5,509)
Other assets and liabilities	(2,967)	(10,615)
Net Cash Provided By Operating Activities	53,976	45,875

Cash flow from investing activities:
Capital expenditures for property and equipment	(5,536)	(15,139)
Insurance proceeds and proceeds from sales of assets	1,054	49
Sale of business	492	--
Acquisition of businesses	(6,593)	(18,297)
Net Cash Used For Investing Activities	(10,583)	(33,387)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	105,365	162,160
Payments on long-term notes payable to banks	(148,230)	(117,895)
Proceeds from issuance of common stock	333	527
Redemption of common stock	--	(44,833)
Cash dividends	(1,476)	(14,037)
Net Cash Used For Financing Activties	(44,008)	(14,078)

Net Decrease In Cash And Cash Equivalents	(615)	(1,590)

Cash and cash equivalents:
Beginning of year	4,040	6,256
At September 27, 2009 and September 28, 2008	$3,425	$4,666

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Adjustments related to NorthStar Print Group, Inc. have been reflected as discontinued operations in our consolidated condensed financial statements for the three quarters of 2008.  The operating results for the third quarter and three quarters ended September 27, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 27, 2009.  You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2008.

We have evaluated subsequent events through October 30, 2009, the date the accompanying financial statements were filed with the SEC.  As of October 30, 2009, there were no subsequent events which required recognition in our consolidated financial statements.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

Future Adoptions

In December 2008, the Financial Accounting Standards Board (FASB) amended the existing guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The guidance is effective for fiscal years ending after December 15, 2009.  Upon initial application, the guidance is not required for earlier periods that are presented for comparative purposes.  Earlier application of the guidance is permitted.  We do not believe the effect of adopting the guidance on an employers’ disclosures will have a material impact on our consolidated financial statements.

Current Adoptions

In August 2009, the FASB issued amended guidance for fair value measurements and disclosures.  The guidance provides clarification for the circumstances when a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this guidance provides:

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

This guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance in the second quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In April 2009, the FASB issued amended guidance on the disclosures about fair value of financial instruments in interim financial information. Under this amended guidance, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. This amended guidance is effective for interim periods ending after June 15, 2009.  We adopted this amended guidance in the second quarter of 2009.  The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the transaction volume and level of activity for the assets and liabilities have significantly decreased and the transactions are not occurring in an orderly fashion.  This guidance 1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; 2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; 3) eliminates the proposed presumption that all transactions are not orderly unless proven otherwise and instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; 4) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify its effects, if practicable; and 5) applies to all fair value measurements when appropriate.  This guidance is effective for interim and annual periods ending after June 15, 2009.  We adopted this guidance in the second quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued amended guidance for the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  This guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include disclosures in the business combination footnote regarding the nature of the contingency and give an estimate of the possible loss or range of loss or state that such an estimate cannot be made.  This guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued guidance for the accounting by lessees for nonrefundable maintenance deposits.  This guidance requires that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued guidance for determining the useful life of intangible assets.  This guidance requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors.  In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors.  For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued guidance which delays the effective date of the guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In December 2007, the FASB issued amended guidance for accounting for business combinations.  This amended guidance requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  This guidance changed the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes.  In addition, it also requires a substantial number of new disclosure requirements.  This guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

4	EARNINGS PER SHARE

Basic

We apply the two-class method for calculating and presenting our basic earnings per share.  As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under that method:

(a)
Income (loss) from continuing operations (“net earnings (loss)”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid during the current period.

(b)
The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)
The remaining losses, which may include losses from discontinued operations (“undistributed losses”), are allocated to the class A and B common stock.  Undistributed losses are not allocated to the class C common stock and non-vested restricted stock because the class C shares and the non-vested restricted stock are not contractually obligated to share in the losses.

(d)
The total earnings (loss) allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings (loss) are allocated to determine the earnings (loss) per share for that class of common stock.

(e)
Basic earnings (loss) per share data are presented for class A and B common stock in the aggregate and for class C common stock.  The basic earnings (loss) per share for class A and B common stock are the same; hence, these classes are reported together.

In applying the two-class method, we have determined that undistributed earnings should be allocated equally on a per share basis among each class of common stock due to the lack of any contractual participation rights of any class to those undistributed earnings.  Undistributed losses are allocated to only the class A and B common stock for the reason stated above.

We adopted guidance in the first quarter of 2009 on how to determine whether instruments granted in share-based payment transactions are participating securities and should be included in the computation of earnings per share pursuant to the two class method.  Our non-vested restricted stock awards contain nonforfeitable rights to dividends and are included in the computation of earnings per share pursuant to the two-class method.  The adoption of this guidance did not have a material effect on our historically reported earnings per share.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings (loss) per share under the two-class method.

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings (loss) from continuing operations	$1,825	$(17,101)	$(2,886)	$(1,807)
Less dividends declared:
Class A and B	--	4,045	1,006	12,639
Class C	463	463	1,391	1,391
Non-vested restricted stock	1	--	2	--
Total undistributed earnings (loss) from continuing operations	$1,361	$(21,609)	$(5,285)	$(15,837)

Class A and B undistributed earnings (loss) from continuing operations	$1,256	$(21,609)	$(5,285)	$(15,837)
Class C undistributed earnings from continuing operations	81	--	--	--
Non-vested restricted stock undistributed earnings from continuing operations	24	--	--	--

Total undistributed earnings (loss) from continuing operations	$1,361	$(21,609)	$(5,285)	$(15,837)

Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$4,045	$1,006	$12,639
Class A and B undistributed earnings (loss)	1,256	(21,609)	(5,285)	(15,837)
Numerator for basic earnings (loss) from continuing operations per class
A and B common stock	$1,256	$(17,564)	$(4,279)	$(3,198)

Numerator for basic earnings from continuing operations per class C common stock:
Dividends on class C	$463	$463	$1,391	$1,391
Class C undistributed earnings	81	--	--	--
Numerator for basic earnings from continuing operations per class C common stock	$544	$463	$1,391	$1,391

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,500	50,433	50,363	52,502
Class C	3,264	3,264	3,264	3,264

Basic earnings (loss) per share from continuing operations
Class A and B	$0.02	$(0.35)	$(0.08)	$(0.06)
Class C	$0.17	$0.14	$0.43	$0.42

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from from discontinued opertions	$--	$--	$--	$400

Class A and B undistributed earnings from discontinued opertions	$--	$--	$--	$377
Class C undistributed earnings from discontinued operations	--	--	--	23
Non-vested restricted stock undistributed earnings from discontinued operations	--	--	--	--
Total undistributed earnings from discontinued operations	$--	$--	$--	$400

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,500	50,433	50,363	52,502
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from discontinued operations
Class A and B	$--	$--	$--	$0.01
Class C	$--	$--	$--	$0.01

Numerator for basic net earnings (loss) for each class of common stock:
Net earnings (loss)	$1,825	$(17,101)	$(2,886)	$(1,407)
Less dividends declared:
Class A and B	--	4,045	1,006	12,639
Class C	463	463	1,391	1,391
Non-vested restricted stock	1	--	2	--
Total undistributed net earnings (loss)	$1,361	$(21,609)	$(5,285)	$(15,437)

Class A and B undistributed net earnings (loss)	$1,256	$(21,609)	$(5,285)	$(15,460)
Class C undistributed net earnings	81	--	--	23
Non-vested undistributed net earnings	24	--	--	--
Total undistributed net earnings (loss)	$1,361	$(21,609)	$(5,285)	$(15,437)

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends declared on class A and B	$--	$4,045	$1,006	$12,639
Class A and B undistributed net earnings (loss)	1,256	(21,609)	(5,285)	(15,460)
Numerator for basic net earnings (loss) per class A and B common stock	$1,256	$(17,564)	$(4,279)	$(2,821)

Numerator for basic net earnings per class C common stock:
Dividends on class C	$463	$463	$1,391	$1,391
Class C undistributed net earnings	81	--	--	23
Numerator for basic net earnings per class C common stock	$544	$463	$1,391	$1,414

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,500	50,433	50,363	52,502
Class C	3,264	3,264	3,264	3,264

Basic net earnings (loss) per share
Class A and B	$0.02	$(0.35)	$(0.08)	$(0.05)
Class C	$0.17	$0.14	$0.43	$0.43

Diluted

Diluted earnings per share for the third quarter and the three quarters of 2009 is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares.  Diluted earnings per share for the third quarter and the three quarters of 2008 is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.  For the third quarter and three quarters of 2009, 552 and 412 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Numerator for diluted net earnings (loss) per share:
Dividends on class A and B common stock	$--	$4,045	$1,006	$12,639
Total undistributed earnings from continuing operations	1,256	(21,609)	(5,285)	(15,837)
Total undistributed earnings from discontinued operations	--	--	--	377
Net earnings (loss)	$1,256	$(17,564)	$(4,279)	$(2,821)

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding - class A and B	50,500	50,433	50,363	52,502
Impact of non-vested restricted stock	--	14	--	17
Adjusted weighted average shares outstanding	50,500	50,447	50,363	52,519

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.35)	$(0.08)	$(0.06)
Discontinued operations	--	--	--	0.01
Net earnings	$0.02	$(0.35)	$(0.08)	$(0.05)

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	COMPREHENSIVE INCOME (LOSS)

The following table sets forth our comprehensive income (loss):

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net earnings (loss)	$1,825	$(17,101)	$(2,886)	$(1,407)
Change in pension and post-retirement (net of tax)	23	16	1,203	48
Comprehensive income (loss)	$1,848	$(17,085)	$(1,683)	$(1,359)

6	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards.  The 2007 Plan also provides for cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, since May 3, 2007, all equity grants have been made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of September 27, 2009, there are 3,156,833 shares available for issuance under the 2007 Plan.

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

During the third quarter and three quarters ended September 27, 2009, we recognized $276 and $1,035, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 27, 2009 was $110 and $708, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of September 27, 2009, total unrecognized compensation cost related to stock-based compensation awards was $1,455 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years.  Stock-based compensation expense is reported in selling and administrative expenses in our consolidated statements of operations.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of stock option activity during the three quarters of 2009 is:

		Weighted Average	Weighted Average Contractual
		Exercise	Term
	Options	Price	(years)
Outstanding at December 28, 2008	47,500	$18.14
Expired	(500)	19.95
Outstanding and exercisable at September 27, 2009	47,000	18.12	1.4

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the third quarter of 2009 is zero because the fair market value of our class B common stock on September 27, 2009 was lower than the weighted average exercise price of the options.

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

A summary of SAR activity during the three quarters of 2009 is:

		Weighted Average	Weighted Average Contractual
		Exercise	Term
	SARs	Price	(years)

Outstanding at December 28, 2008	1,331,000	$10.56
Forfeited	(140,692)	10.04
Outstanding at September 27, 2009	1,190,308	10.62	7.9

Exercisable at September 27, 2009	590,409	11.51	7.8

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the third quarter of 2009 is zero because the fair market value of our class B common stock on September 27, 2009 was lower than the weighted average exercise price of the SARs.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during the three quarters of 2009 is:

		Weighted
		Average
	Shares	Fair Value

Non-vested at December 28, 2008	325,600	$6.09
Granted	794,911	0.96
Vested	(111,791)	5.34
Forfeited	(10,920)	10.48
Non-vested at September 27, 2009	997,800	2.04

Our non-vested restricted stock grants vest from one to five years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.4 years.  The total fair value of shares vesting during the three quarters of 2009 was $597.  There was an aggregate of 101,246 unrestricted and non-vested restricted stock grants issued to our directors and employees in the three quarters of 2008 at a weighted average fair value of $6.64 per share, of which none of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 238,339 class B common shares sold to employees under this plan in the three quarters of 2009 at a weighted average fair value of $1.40.  As of September 27, 2009, there are 2,404,650 shares available for sale under the plan.

7	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2006 through 2008 tax returns are open for federal purposes, and our 2004 through 2007 tax returns remain open for state tax purposes.  The statute of limitations has been extended for 2003 in the state of Wisconsin and we are currently under audit for our 2003 through 2007 tax returns.

As of September 27, 2009, our liability for unrecognized tax benefits was $948, which, if recognized, $834 would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of September 27, 2009 we had $300 accrued for interest expense and penalties.  During the three quarters of 2009, we recognized $134 in interest expense.

During the second quarter of 2009, as a result of a settlement with the Wisconsin Department of Revenue, we received a refund of $8,693 of an income and franchise tax audit payment made in 2007.

During the three quarters of 2009, our liability for unrecognized tax benefits and interest and penalties decreased by $1,530 and $924, respectively, due to a reduction for a state audit settlement and the expiration of statutes of limitations.  As of September 27, 2009, it is possible for $134 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories at September 27, 2009 and December 28, 2008 consist of the following:

	September 27, 2009	December 28, 2008

Paper and supplies	$2,742	$4,779
Work in process	390	723
Finished goods	413	632
Less obsolescence reserve	(221)	(199)
Inventories, net	$3,324	$5,935

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	NOTES PAYABLE TO BANKS

We have a $475,000 unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of September 27, 2009 and December 28, 2008, we had borrowings of $172,225 and $215,090, respectively, under the facility at a weighted average rate of 0.93% and 2.10%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the three quarters of 2009.  Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method.

We estimate the fair value of our unsecured revolving facility at September 27, 2009 and December 28, 2008 to be $162,110 and $195,375, respectively, based on discounted cash flows using an interest rate of 4.38% and 6.00%, respectively.

The facility includes the following two financial covenants, which remain constant over the term of the agreement:

•           A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization.  As of September 27, 2009, we were in compliance with this financial covenant.

•           An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization to our interest expense.  As of September 27, 2009, we were in compliance with this financial covenant.

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

Given the difficult economic environment, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses and we may be forced to take the actions described above.  We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future borrowing requests.

10	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  Our maximum potential obligation pursuant to the guarantee is $1,259 as of September 27, 2009.  As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease.  In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Service cost	$--	$567	$1,088	$1,703
Interest cost	2,258	2,062	6,744	6,183
Expected return on plan assets	(2,625)	(2,776)	(7,974)	(8,328)
Amortization of:
Unrecognized prior service cost	(44)	(55)	(143)	(164)
Unrecognized net loss	--	--	182	--
Curtailment gain	--	--	(353)	--
Net periodic benefit (income) cost included in total operating costs and expenses, selling and and administrative expenses	$(411)	$(202)	$(456)	$(606)

The pension plan curtailment gain was the result of an amendment to the plans adopted on March 25, 2009.  The amendment suspended benefit accruals in our qualified and non-qualified plans for all active plan participants for the 18-month period beginning July 1, 2009.  Due to the plan amendment, measurements of both plan assets and obligations were calculated.  The obligations are based upon a 7.1% discount rate.  The benefit obligation and plan assets at the end of the first quarter 2009 were $130,355 and $85,071, respectively, and the plans were underfunded by $45,284.

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  We do not expect to contribute to our qualified defined benefit pension plan in 2009.  Based on recent estimates, we currently do not expect to contribute to our qualified defined benefit pension plan in 2010.  We expect to contribute $289 and $394 to our unfunded non-qualified pension plan in 2009 and 2010, respectively.

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Service cost	$17	$26	$52	$79
Interest cost	270	315	809	945
Amortization of:
Unrecognized prior service cost	(54)	(54)	(164)	(164)
Unrecognized net transition obligation	137	137	411	411
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$370	$424	$1,108	$1,271

12	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of September 27, 2009.

Amortization expense was $494 and $1,481 for the third quarter and three quarters ended September 27, 2009, respectively, and $520 and $1,516 for the third quarter and three quarters ended September, 2008, respectively.  Estimated amortization expense for our next five fiscal years is $1,977 for 2009, $1,937 for 2010, $1,579 for 2011, $1,496 for 2012 and $1,377 for 2013.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 27, 2009 and December 28, 2008 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 27, 2009
Network affiliation agreements	$26,930	$(5,729)	$21,201
Customer lists	18,206	(15,892)	2,314
Non-compete agreements	15,351	(15,282)	69
Other	4,884	(2,998)	1,886
Total	$65,371	$(39,901)	$25,470

December 28, 2008
Network affiliation agreements	$26,930	$(4,929)	$22,001
Customer lists	18,066	(15,365)	2,701
Non-compete agreements	15,351	(15,266)	85
Other	4,779	(2,860)	1,919
Total	$65,126	$(38,420)	$26,706

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $82,920 and $101,120 as of September 27, 2009 and December 28, 2008, respectively.  The decrease in the net carrying amount of our broadcast licenses for the three quarters ended September 27, 2009 represents the sale of KGEM-AM and KCID-AM in Boise, Idaho of $428 and the non-cash impairment charge of $18,975 partially offset by the acquisition of the broadcast license for KNIN-TV in Boise, Idaho of $1,203.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
The adjustment in the carrying amount of goodwill for the three quarters ended September 27, 2009 is as follows:

	Goodwill at		Goodwill at
	December 28, 2008	Adjustment	September 27, 2009
Reporting unit
Community newspapers and shoppers	$4,285	$--	$4,285
Broadcasting	--	4,813	4,813
Total	$4,285	$4,813	$9,098

The adjustment in the carrying amount of goodwill for the three quarters ended September 27, 2009 represents the acquisition of KNIN-TV in Boise, Idaho for $4,824, partially offset by the sale of KGEM-AM and KCID-AM in Boise, Idaho for $11.

13	ACQUISITION & SALE

On September 25, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, completed the sale of KGEM-AM and KCID-AM in Boise, Idaho to Salt & Light Radio, Inc. for $950 and recorded a $312 pre-tax gain on the sale.  The divestiture of KGEM-AM and KCID-AM will allow us to focus on our four remaining radio stations and two television stations in Boise, Idaho.

On April 23, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation completed the asset purchase of KNIN-TV from Banks Boise, Inc. for $6,593 in cash.  KNIN-TV is the CW Network affiliate serving the Boise, Idaho market. The purchase of KNIN-TV builds our cross-media business in Boise, Idaho to better serve advertisers and viewers, builds a stronger community presence in Boise, Idaho, and enhances our margin with multiple media properties.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	ACQUISITION & SALE continued

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

The recognized amounts of identifiable assets acquired and liabilities assumed for KNIN-TV are as follows:

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

The acquisition was accounted for using the purchase method.  Accordingly, the operating results and cash flows of the acquired business are included in our consolidated financial statements from the respective date of acquisition.  The impact of the acquired station on our operating results for the third quarter and three quarters ended September 27, 2009 was:

	Third Quarter Ended	Three Quarters Ended
	September 27, 2009	September 27, 2009

Revenue	$715	$1,252
Earnings before income taxes	$372	$558

The pro forma revenue and earnings for the third quarter and three quarters of 2008 and 2009 were immaterial to our results of operations.

14	DISCONTINUED OPERATIONS

In the first quarter of 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve related to a settlement with the Environmental Protection Agency.  We made payment on this settlement in the third quarter of 2008.

15	FAIR VALUE

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued severance approximates fair value as of September 27, 2009 and December 28, 2008.

Interim Impairment Test
During the second quarter, management determined there was a significant adverse change in projected gross market revenues in the markets where we own television and radio stations.  Therefore, interim impairment tests as of May 31, 2009 were performed on all of our broadcast licenses.  Our interim impairment tests indicated seven of our television broadcast licenses and 11 of our radio broadcast licenses were impaired.  In accordance with the FASB’s guidance for goodwill and intangible assets, broadcast licenses with a carrying amount of $101,120 were written down to their estimated fair value of $83,348, resulting in an $18,975 non-cash impairment charge in the second quarter of 2009.  The sale of radio stations KGEM-AM and KCID-AM in Boise, Idaho in the third quarter of 2009 decreased the carrying value of our broadcast licenses to $82,920 as of September 27, 2009.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

15	FAIR VALUE continued

The following table presents the fair value measurement of our broadcast licenses by level of the fair value hierarchy.  In accordance with the FASB’s guidance for fair value measurements, level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

	Fair Value Measurement Using
	As of September 27,	Level 1	Level 2	Level 3	Total
Description	2009	Inputs	Inputs	Inputs	Losses

Broadcast licenses	$82,920	$--	$--	$82,920	$(18,975)

We used a market approach to estimate fair value of our barter programming assets and liabilities at our television and radio stations.  This approach uses our most recent average unit rates and sellout percentages, which are applied to the number of barter programming spots available in each contract.

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value.  This approach uses the Greenfield method, which assumes the start up of a new station by an independent market participant.  The fair value of the broadcast license would be the result of the cash flows, for the license only, necessary to start up and operate a station, without consideration to any goodwill or improvement to the station.  The fair value estimates of our broadcast licenses contain significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market with the type of signal that each subject station produces.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), market share and profit margins of an average station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses and goodwill in future periods, which could have a material impact on our financial condition and results of operations.

During the remainder of 2009, we will continue to monitor events in our businesses and the economic conditions in our markets.  We cannot predict at this time when, or if, we will have another triggering event in 2009 which would cause us to test for impairment of our broadcast licenses, other identifiable intangible assets and goodwill. However, we will perform our required annual impairment test in the fourth quarter of 2009.

16	WORKFORCE REDUCTIONS

We continue to align our costs with our declining revenues.  During the three quarters of 2009, we recorded a pre-tax charge of $5,410 for workforce separation benefits.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the three quarters of 2009 was as follows:

	Balance at	Charge for	Payments for	Balance at
	December 28,	Separation	Separation	September 27,
	2008	Benefits	Benefits	2009

Publishing
Daily newspaper	$557	$4,528	$(3,633)	$1,452
Community newspapers and shoppers	53	121	(163)	11
Total Publishing	610	4,649	(3,796)	1,463

Broadcasting	30	104	(134)	--
Printing services	--	541	(387)	154
Direct marketing services	177	116	(288)	5

Total	$817	$5,410	$(4,605)	$1,622

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)
17	SEGMENT INFORMATION

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other.  As of September 27, 2009, our publishing segment consisted of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida.  Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement.  We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment.  Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

The following tables summarize revenue, operating earnings (loss), non-cash impairment charge, depreciation and amortization and capital expenditures for the third quarter and three quarters ended September 27, 2009 and September 28, 2008 and identifiable total assets at September 27, 2009 and December 28, 2008:

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue
Publishing	$46,479	$59,452	$144,036	$181,997
Broadcasting	42,453	53,994	125,410	156,790
Printing services	11,086	16,099	36,621	49,395
Other	5,059	6,725	15,273	22,443
	$105,077	$136,270	$321,340	$410,625

Operating earnings (loss)
Publishing	$680	$1,139	$2,378	$11,132
Broadcasting	3,651	(29,110)	(8,190)	(12,264)
Printing services	(750)	814	(1,157)	2,392
Other	98	205	31	996
	$3,679	$(26,952)	$(6,938)	$2,256

Non-cash impairment charge
Broadcasting	$--	$38,762	$18,975	$38,762
	$--	$38,762	$18,975	$38,762

Depreciation and amortization
Publishing	$3,016	$3,132	$9,094	$9,564
Broadcasting	3,253	3,406	9,955	10,050
Printing services	531	579	1,581	1,730
Other	241	215	742	649
	$7,041	$7,332	$21,372	$21,993

Capital expenditures
Publishing	$111	$1,205	$1,205	$4,547
Broadcasting	1,396	5,281	3,725	9,433
Printing services	171	132	501	845
Other	55	46	105	314
	$1,733	$6,664	$5,536	$15,139

	September 27, 2009	December 28, 2008
Identifiable total assets
Publishing	$141,420	$157,440
Broadcasting	300,060	330,355
Printing service	13,555	19,375
Other	33,932	35,429
	$488,967	$542,599

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 27, 2009, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2008:

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

•	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;
•	our ability to remain in compliance with the terms of our credit agreement;
•	changes in interest rates;
•	the outcome of pending or future litigation;
•	energy costs;
•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures on our results of operations, financial condition or stock price; and
•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) other.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and more than 50 community newspapers and shoppers in Wisconsin and Florida.  Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement.  Our interactive media assets include approximately 120 online enterprises that are associated with our publishing and broadcasting segments.  We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment.  Our other segment consists of a direct marketing services business and corporate expenses and eliminations.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Continuing weakness in the automobile industry has resulted in a decline in automotive advertising. Reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the internet), circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.  These conditions, coupled with a weak economy, continued in the third quarter of 2009.

Our publishing businesses continued to be challenged in the third quarter of 2009 due to the difficult economic environment and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their advertising spending in virtually all revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising.  Classified advertising revenue, specifically for employment, real estate and automotive, decreased in the third quarter of 2009 compared to the third quarter of 2008.  Retail advertising also decreased in the third quarter of 2009 compared to the third quarter of 2008 with weakness in a number of consumer-driven categories, including the automotive, furniture and furnishings, health services, finance/insurance, home improvement, dining and entertainment, communications, food and department stores categories. Interactive revenue decreased at our publishing businesses in the third quarter of 2009 compared to the third quarter of 2008.  In addition to the impact of the difficult economic environment, revenue from automotive online classifieds was negatively impacted by our daily newspaper’s transition to a new franchise relationship with CarSoup.com.   Our publishing businesses remained profitable in the third quarter of 2009 despite recording $3.7 million in workforce reduction charges.  Notwithstanding these challenges, our publishing businesses continue to reduce their expense platforms to better align with a reduced revenue base.  Total expenses decreased $12.6 million, or 21.5%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease of $6.5 million in payroll-related costs and a decrease of $3.5 million in newsprint and paper costs.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and to a lesser extent from barter, digital revenues, retransmission fees, network compensation and other revenues.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  The broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressure now impacting local and national economies, primarily in the automobile, housing and retail segments.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.

Revenue from broadcasting decreased in the third quarter of 2009 compared to the third quarter of 2008 due to decreases in local, national, political and issue and Olympic advertising revenue, partially offset by increases in retransmission and developmental revenue and revenue from the television stations acquired in 2008 and 2009.  The difficult economic environment has negatively impacted our broadcasting advertising revenue across most categories, the most significant being our largest revenue category — automotive.  The significant decline in automotive advertising negatively impacts our average unit rates even if our inventory sell-out levels are high.  Our broadcasting business posted operating earnings of $3.7 million in the third quarter of 2009 compared to an operating loss of $29.1 million in the third quarter of 2008, which included a $38.8 million non-cash broadcast license impairment charge.  Total expenses decreased $44.4 million, or 53.3%, in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the non-cash broadcast license impairment charge in the third quarter of 2008.  Our broadcasting business continues to reduce its expense platforms to reflect a reduced revenue base.

Revenue at our printing services business decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the effects of the difficult economic environment and the planned reduction in revenue from Dell Computer Corporation (Dell).  Customers are reducing their print volumes, ceasing to print and/or are taking their printing needs out for bid in order to achieve lower pricing.  Our printing services business recorded an operating loss in the third quarter of 2009 compared to operating earnings in the third quarter of 2008 primarily due to the impact from the decrease in revenue and an increase in bad debt expense, partially offset by a decrease in production and payroll-related costs.  Revenue at our direct marketing services business decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in mailing services and postage revenue.  Our direct marketing services business posted operating losses in the third quarter of 2009 and the third quarter of 2008 primarily due to the operating earnings impact of the decrease in revenue, partially offset by a decrease in production and payroll-related costs.

Index

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

As we enter the fourth quarter of 2009, we expect our revenue will be down compared to the fourth quarter of 2008.  We will continue to reduce costs and to pay down our debt.

Results of Operations

Third Quarter Ended September 27, 2009 compared to the Third Quarter Ended September 28, 2008

Our consolidated revenue in the third quarter of 2009 was $105.1 million, a decrease of $31.2 million, or 22.9%, compared to $136.3 million in the third quarter of 2008. Our consolidated operating costs and expenses in the third quarter of 2009 were $65.9 million, a decrease of $15.3 million, or 18.8%, compared to $81.2 million in the third quarter of 2008. Our consolidated selling and administrative expenses in the third quarter of 2009 were $35.5 million, a decrease of $7.8 million, or 17.9%, compared to $43.3 million in the third quarter of 2008.  Broadcast license impairment was $38.8 million in the third quarter of 2008.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the third quarter of 2009 and the third quarter of 2008:

		Percent of		Percent of
		Total		Total
	2009	Revenue	2008	Revenue
	(dollars in millions)
Revenue:
Publishing	$46.5	44.2%	$59.5	43.6%
Broadcasting	42.4	40.4	54.0	39.6
Printing services	11.1	10.6	16.1	11.8
Other	5.1	4.8	6.7	5.0
Total revenue	105.1	100.0	136.3	100.0

Total operating costs and expenses	65.9	62.7	81.2	59.6
Selling and administrative expenses	35.5	33.8	43.3	31.8
Broadcast license impairment	--	--	38.8	28.4
Total operating costs and expenses and selling and administrative expenses	101.4	96.5	163.3	119.8
Total operating earnings (loss)	$3.7	3.5%	$(27.0)	(19.8)%

In addition to the secular influences affecting the newspaper industry discussed above, the difficult economic environment negatively impacted our publishing, broadcasting and direct marketing services advertising revenue and commercial printing revenue in the third quarter of 2009.

In the newspaper industry, classified advertising has historically been the most sensitive to economic cycles because it is driven by the demand for employment, real estate transactions and automotive sales.  Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry.  Classified advertising continues to move away from printed products to online products.  While we offer online products and seek to retain classified advertising, we face increasing competition for this business and are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements.  Our publishing businesses experienced a 44.0% decrease in classified advertising revenue in the third quarter of 2009 compared to the third quarter of 2008.  Retail advertising revenue decreased 21.1% in the third quarter of 2009 compared to the third quarter of 2008, primarily in consumer-driven categories.  As consumers have less discretionary income, our advertisers are decreasing their spending on advertising.  The most significant decreases were in the automotive, furniture and furnishings, health services, finance/insurance, home improvement, dining and entertainment, communications, food and department stores categories. Because of secular changes and the difficult economic environment affecting the newspaper industry, we are aligning our cost structure in the face of decreasing revenues.

At our broadcasting business, advertising revenue decreased in the third quarter across most categories, the most significant being our largest revenue category — automotive.  Automotive advertising revenue decreased $4.3 million, or 41.4%, in the third quarter of 2009 compared to the third quarter of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales.  2009 is generally considered to be a non-election year and, while there will be some political and issue advertising revenue in 2009, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008.  In the third quarter of 2009, political and issue advertising revenue decreased $2.9 million compared to the third quarter of 2008.  This is part of the normal two-year advertising cycle which affects our television stations in particular.   Olympic advertising revenue decreased $2.3 million due to the broadcast of the 2008 Summer Olympics on our NBC affiliates in the third quarter of 2008.  Partially offsetting the decrease in advertising revenue, retransmission revenue increased $0.8 million in the third quarter of 2009 compared to the third quarter of 2008.  These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next several years.  Developmental revenue increased $0.6 million in the third quarter of 2009 compared to the third quarter of 2008.

Index

The decrease in printing services revenue was primarily due to the effects of the difficult economic environment.  Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the third quarter of 2009 compared to the third quarter of 2008.  At our direct marketing services business, revenue from mailing services and postage decreased in the third quarter of 2009 compared to the third quarter of 2008 as the demand for direct marketing advertising continues to decrease.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue, a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in newsprint and paper costs and other production materials, and overall cost reduction initiatives. The decrease in selling and administrative expenses is primarily due to decreases in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in bad debt expense, a gain on the sale of radio stations KGEM-AM and KCID-AM in Boise, Idaho and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue.  We recorded total workforce reduction charges of $4.2 million the third quarter of 2009 compared to $3.9 million in the third quarter of 2008.

Our consolidated operating earnings in the third quarter of 2009 were $3.7 million compared to an operating loss of $27.0 million in the third quarter of 2008.  The following table presents our operating earnings (loss) by segment for the third quarter of 2009 and the third quarter 2008:

		Percent of		Percent of
		Total		Total
		Operating		Operating
	2009	Earnings	2008	Loss
	(dollars in millions)

Publishing	$0.7	18.5%	$1.1	(4.2)%
Broadcasting	3.7	99.2	(29.1)	108.0
Printing services	(0.8)	(20.4)	0.8	(3.0)
Other	0.1	2.7	0.2	(0.8)
Total operating earnings (loss)	$3.7	100.0%	$(27.0)	100.0%

The increase in total operating earnings was primarily due to the $38.8 million non-cash broadcast license impairment charge in the third quarter of 2008 and decreases in total operating costs and expenses and selling and administrative expenses, partially offset by the decrease in revenue at our publishing, broadcasting, printing services and direct marketing services businesses.

Publishing

Revenue from publishing in the third quarter of 2009 was $46.5 million, a decrease of $13.0 million, or 21.8%, compared to $59.5 million in the third quarter of 2008.  Operating earnings from publishing in the third quarter of 2009 were $0.7 million, a decrease of $0.4 million, or 40.3%, compared to $1.1 million in the third quarter of 2008.

Index

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2009 and the third quarter of 2008:

	2009			2008
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$15.6	$5.5	$21.1	$20.2	$6.6	$26.8	(21.1)
Classified	5.7	1.4	7.1	11.1	1.5	12.6	(44.0)
National	1.0	--	1.0	1.7	--	1.7	(43.1)
Direct Marketing	0.1	--	0.1	0.7	--	0.7	(88.2)
Other	--	--	--	--	0.1	0.1	(58.0)
Total advertising revenue	22.4	6.9	29.3	33.7	8.2	41.9	(30.1)
Circulation revenue	12.9	0.5	13.4	12.9	0.3	13.2	1.8
Other revenue	3.1	0.7	3.8	3.5	0.9	4.4	(14.0)
Total revenue	$38.4	$8.1	$46.5	$50.1	$9.4	$59.5	(21.8)

Operating earnings	$0.1	$0.6	$0.7	$0.9	$0.2	$1.1	(40.3)

Advertising revenue accounted for 63.0% of total publishing revenue in the third quarter of 2009 compared to 70.5% in the third quarter of 2008.  The difficult economic environment and ongoing secular changes in the newspaper industry have caused advertisers to decrease their advertising spending across all of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising.

Retail advertising revenue in the third quarter of 2009 was $21.1 million, a decrease of $5.7 million, or 21.1%, compared to $26.8 million in the third quarter of 2008.  The $4.6 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories.  As consumers have less discretionary income, advertisers are decreasing their spending.  The most significant decreases were in the automotive, furniture and furnishings, health services, finance/insurance, home improvement, dining and entertainment, communications, food and department stores categories. The same trends persisted in our community newspapers and shoppers business.  A $1.7 million decrease in revenue at our community newspapers and shoppers, excluding revenue from acquisitions, was primarily due to decreases in automotive, small-retailers and real estate advertising, partially offset by $0.6 million in revenue from publications acquired in Northern Wisconsin and Florida in late 2008.

Classified advertising has historically been the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the difficult economic environment and the ongoing secular trend of classified advertising transitioning to the internet, our publishing businesses experienced a significant decrease in classified advertising revenue in the third quarter of 2009 compared to the third quarter of 2008.  Classified advertising revenue in the third quarter of 2009 was $7.1 million, a decrease of $5.5 million, or 44.0%, compared to $12.6 million in the third quarter of 2008.  At our daily newspaper, print and online classified advertising revenue decreased by 48.7% from the third quarter of 2008, which is a smaller decrease against the comparable prior period than experienced in the first and second quarters of 2009.  Specifically, the employment category decreased $2.8 million, or 65.0%; automotive decreased $1.3 million, or 53.9%; real estate decreased $1.0 million, or 41.0% and other decreased $0.3 million, or 15.5%.  The average rate per inch of classified advertising has decreased primarily due to the significant decrease in employment classified revenue which, historically, has been at a higher rate than other categories.  The same trends persisted in our community newspapers and shoppers business.  At our community newspapers and shoppers business, a decrease in automotive, employment and real estate classified advertising revenue was partially offset by an increase in classified advertising revenue from newly acquired publications in Northern Wisconsin and Florida in late 2008 and an increase in legal classified advertising in Florida due to an increase in foreclosure notices.

The total decrease in retail and classified automotive advertising at our daily newspaper in the third quarter of 2009 was $1.8 million, or 53.2%, compared to the third quarter of 2008.  The decrease was due to a decline in demand for advertising from local dealers and regional dealer associations.  Consumers have decreased their purchases of new automobiles and, in response, local dealers and regional dealer associations are reducing their costs, including advertising costs.

Interactive advertising revenue is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue at our publishing businesses was $2.5 million in the third quarter of 2009, a decrease of $1.4 million, or 35.7%, compared to $3.9 million in the third quarter of 2008.  Interactive classified advertising revenue at the daily newspaper was $1.1 million in the third quarter of 2009, a decrease of $1.3 million, or 55.3%, compared to $2.4 million in the third quarter of 2008.  The $1.4 million decrease was primarily due to decreases in automotive classified advertising of $0.8 million, or 80.2%, and employment classified advertising of $0.6 million, or 48.5%. The difficult economic environment has negatively impacted automotive and employment online advertising revenue.  In the third quarter of 2009 compared to the third quarter of 2008, revenue from automotive online classified advertising at our daily newspaper was also negatively impacted by the transition to a new franchise relationship with CarSoup.com.

Index

National advertising revenue in the third quarter of 2009 was $1.0 million, a decrease of $0.7 million, or 43.1%, compared to $1.7 million in the third quarter of 2008.  The decrease was primarily due to a decrease in ROP and preprint advertising in the business services, dining and entertainment, food and airline and travel categories, which are predominantly consumer-driven.  Partially offsetting these decreases were increases in the finance/insurance and health services categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in the third quarter of 2009, a decrease of $0.6 million, or 88.2%, compared to $0.7 million in the third quarter of 2008 due to the cessation of operations of our Milwaukee-area direct marketing facility.  We are now focusing our direct marketing efforts on our total market coverage (TMC) product, which is more cost effective for us to produce.  We began our transition from a mail-delivered product to a carrier-delivered product in the second quarter of 2009 and we completed the transition by the end of the third quarter of 2009

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, decreased $0.1 million in the third quarter of 2009 compared to the third quarter of 2008.

Circulation revenue in the third quarter of 2009 accounted for 28.8% of total publishing revenue compared to 22.1% in the third quarter of 2008.  The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue.  Circulation revenue of $13.4 million in the third quarter of 2009 increased $0.2 million, or 1.8%, compared to $13.2 million in the third quarter of 2008.  At our daily newspaper, circulation revenue in the third quarter of 2009 was essentially even compared to circulation revenue in the third quarter of 2008.  An increase in daily single copy revenue, following a price increase to 75 cents per daily paper in the Milwaukee-metro market in January 2009, helped offset decreases in daily and Sunday home delivery revenue. We believe this increase in revenue demonstrates that readers value our newspaper.  The Milwaukee Journal Sentinel ranks number one among newspapers in the top 50 markets in the United States for “integrated” newspaper audience, showing strength in print and online, according to the Scarborough Reports.  At our community newspapers and shoppers business, circulation revenue increased due to the publications acquired in Northern Wisconsin and Florida in late 2008 and due to an increase in the rates of certain Milwaukee-area community newspapers.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 8.2% of total publishing revenue in the third quarter of 2009 compared to 7.4% in the third quarter of 2008.  The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue.  Other revenue in the third quarter of 2009 was $3.8 million, a decrease of $0.6 million, or 14.0%, compared to $4.4 million in the third quarter of 2008.  The $0.4 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue due to volume declines as certain customers reduced page counts and number of copies and a decrease in newsprint prices, which is passed along to certain customers.  This decrease was partially offset by an increase in commercial delivery revenue from additional routes for USA Today.  The $0.2 million decrease at our community newspapers and shoppers business was primarily due to the loss of certain print customers.

In September 2009, our daily newspaper signed a three-year commercial printing contract to print all of the Pioneer Press Publications, which consist of 39 weekly newspapers serving Northeastern Illinois communities.  The Pioneer Press Publications are owned by Sun Times Media Group, which expects to print about 156,000 weekly copies at our production facility.  In July 2009, our daily newspaper signed a commercial printing contract with The Kenosha News, a seven-day newspaper located north of the Illinois and Wisconsin border.  This is the first newspaper that has completely outsourced all of its printing and packaging to our production facility.  Our daily newspaper is printing 26,000 daily and 29,000 Sunday copies, plus weekly and community products.

Publishing operating earnings in the third quarter of 2009 were $0.7 million, a decrease of $0.4 million, or 40.3%, compared to operating earnings of $1.1 million in the third quarter of 2008. The decrease in operating earnings was primarily due to the decrease in advertising revenue.  Our publishing businesses continue to reduce their expense platforms to align them with the reduced revenue base.  Total expenses decreased $12.6 million, or 21.5%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease of $6.5 million in payroll-related costs.  The charges for workforce reductions were $3.7 million in both the third quarter of 2009 and the third quarter of 2008.  Since the end of 2007, our full-time employee count for our publishing businesses has decreased by 30.1%.  Excluding payroll-related costs, operating costs and expenses decreased $5.4 million in the third quarter of 2009 compared to the third quarter of 2008, the most significant of which was newsprint and paper costs and online fees at our daily newspaper.  Total newsprint and paper costs for our publishing businesses in the third quarter of 2009 were $3.5 million, a decrease of $3.5 million, or 50.0%, compared to $7.0 million in the third quarter of 2008 due to a 35.5% decrease in average newsprint pricing per metric ton and a 24.9% decrease in newsprint consumption.  Consumption of metric tonnes of newsprint in the third quarter of 2009 decreased primarily due to decreases in average net paid circulation, ROP advertising and editorial pages and waste.  Online fees at our daily newspaper decreased by $0.5 million in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the transition to a new franchise relationship with CarSoup.com and due to the decrease in interactive employment classified advertising.  Bad debt expense decreased by $0.5 million in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the reversal of a bankruptcy reserve for a pre-petition receivable at the daily newspaper, which has been paid in full after a customer’s emergence from bankruptcy.  Partially offsetting the expense decreases were additional expenses from publications acquired by our community newspapers and shoppers business in 2008 and a $0.8 million increase in its sales and use tax reserve at the daily newspaper in the third quarter of 2009.

Index

Broadcasting

Revenue from broadcasting in the third quarter of 2009 was $42.4 million, a decrease of $11.6 million, or 21.4%, compared to $54.0 million in the third quarter of 2008.  Operating earnings from broadcasting in the third quarter of 2009 were $3.7 million compared to an operating loss of $29.1 million in the third quarter of 2008, which included a $38.8 million non-cash broadcast license impairment charge.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the third quarter of 2009 and the third quarter of 2008:

	2009			2008			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$24.5	$17.9	$42.4	$32.3	$21.7	$54.0	(21.4)

Broadcast license impairment	$--	$--	$--	$21.1	$17.7	$38.8	(100.0)

Operating earnings (loss)	$--	$3.7	$3.7	$(17.0)	$(12.1)	$(29.1)	NA

Revenue from our television stations in the third quarter of 2009 was $24.5 million, a decrease of $7.8 million, or 24.1%, compared to $32.3 million in the third quarter of 2008.  The revenue decrease was experienced across all of our television markets, partially offset by revenue of $0.7 million from the acquisition of KNIN-TV in Boise, Idaho in the third quarter of 2009.  Compared to the third quarter of 2008, political and issue advertising revenue decreased $2.6 million, or 83.7%; Olympic advertising revenue decreased $2.3 million, or 100.0%, due to the broadcast of the 2008 Summer Olympics on our NBC affiliates in the third quarter of 2008; local advertising revenue decreased $2.0 million, or 10.1%; and national advertising revenue decreased $1.7 million, or 25.7%.  2009 is generally considered to be a non-election year and, while there will be some political and issue advertising revenue in 2009, we will experience a significant decrease in the political and issue advertising revenue category throughout the year in our comparisons to 2008.  Television advertising revenue and rates in even-numbered years benefit from political and issue advertising because there is more pressure on inventory as advertising increases, which drives rates upward.  We have television stations in a number of states with competitive political races in 2010.

The difficult economic environment has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 14.4% of television advertising revenue in the third quarter of 2009 compared to 19.7% in the third quarter of 2008.  Automotive advertising revenue decreased $2.8 million in the third quarter of 2009 compared to the third quarter of 2008 as the automobile industry is experiencing an unprecedented decrease in automotive sales.  We believe the “cash for clunkers” program provided a temporary boost in automotive advertising revenue in the third quarter of 2009 and weekly automotive advertising revenue increased towards the end of the third quarter of 2009.  In comparing revenue trends, automotive advertising revenue increased 2.5% compared to the second quarter of 2009.  The lack of automotive advertising had a negative impact on the average unit rate we charge our advertisers.  National automotive revenue is heavily placed in prime time, which helps drive average unit rates among other advertisers.  When that placement doesn’t occur in prime time, it negatively impacts the rate we can charge our advertisers even when the sell-out levels are high, which they were in the third quarter of 2009.  The other consumer-driven categories that felt the impact of the difficult economic environment and caused revenue decreases included communications, furniture and electronics, medical, restaurants, retail, travel, entertainment and home improvement.  In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our television stations are working to replace this lost revenue with developmental revenue.  Developmental revenue refers to non-transactional revenue that targets non-traditional advertisers.  Developmental revenue was $3.5 million in the third quarter of 2009, an increase of $0.1 million, or 2.9%, compared to  $3.4 million in the third quarter of 2008 and it increased as a percentage of total revenue from our television stations to 14.3%, up from 10.5% in the third quarter of 2008.  Interactive revenue was $0.3 million in the third quarter of 2009, a decrease of $0.2 million, or 32.5%, compared to $0.5 million in the third quarter of 2008.  Both interactive and developmental revenue are reported in local advertising revenue.  Partially offsetting the revenue decreases was an increase in retransmission revenue and local revenue in the financial, media and professional services categories.  Retransmission revenue increased $0.8 million in the third quarter of 2009 to $1.2 million, compared to $0.4 million in the third quarter of 2008.  We finalized retransmission contracts covering about 98% of the subscribers in our markets.  These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next several years.

Operating results from our television stations in the third quarter of 2009 were essentially breakeven compared to an operating loss of $17.0 million in the third quarter of 2008, which included a non-cash broadcast license impairment charge of $21.1 million. The increase in operating earnings was primarily due to the non-cash broadcast license impairment charge recorded in the third quarter of 2008, partially offset by the impact of the decrease in advertising revenue.  Total television expenses in the third quarter of 2009 were $24.5 million, a decrease of $24.8 million compared to $49.3 million in the third quarter of 2008.  The decrease in total television expenses was primarily due to the $21.1 non-cash broadcast license impairment charge in the third quarter of 2008, a decrease of $2.2 million in payroll-related costs, a decrease in programming expenses, a decrease in agency commissions, a decrease in bad debt expense and various other expense reductions.  Our television stations continue to reduce their expense platform to align with a reduced revenue base. Partially offsetting these expense decreases was $0.3 million in incremental expenses from television stations acquired in 2009.

Index

Revenue from our radio stations in the third quarter of 2009 was $17.9 million, a decrease of $3.8 million, or 17.3%, compared to $21.7 million in the third quarter of 2008.  The revenue decrease was experienced across all of our radio markets.  Compared to the third quarter of 2008, local advertising revenue decreased $3.1 million, or 16.3%; national advertising revenue decreased $0.4 million or 23.9% and political and issue advertising revenue decreased $0.3 million, or 81.2%.  2009 is generally considered a non-election year, and therefore, we will experience a decrease in the political and issue advertising revenue category throughout the remainder of the year in our comparisons to 2008.  The difficult economic environment has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 14.2% of radio advertising revenue in the third quarter of 2009 compared to 18.4% in the third quarter of 2008.  Automotive advertising revenue decreased $1.5 million in the third quarter of 2009 compared to the third quarter of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales.  In comparing revenue trends, automotive advertising revenue increased 14.5% compared to the second quarter of 2009.  The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included medical, home improvement, entertainment, communications and restaurants partially offset by increases in the beverages and financial categories.  In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our radio stations are focused on selling developmental revenue. Developmental revenue was $3.6 million in the third quarter of 2009, an increase of $0.5 million, or 16.5%, compared to $3.1 million in the third quarter of 2008 and it increased as a percentage of total revenue from our radio stations to 19.8%, up from 14.0% in the third quarter of 2008.  Interactive revenue was $0.4 million in the third quarter of 2009, a decrease of $0.1 million, or 22.0%, compared to $0.5 million in the third quarter of 2008.  Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2009 were $3.7 million compared to an operating loss of $12.1 million in the third quarter of 2008, which included a $17.7 million non-cash broadcast license impairment charge. The increase in operating earnings was primarily due to the non-cash broadcast license impairment charge recorded in the third quarter of 2008, partially offset by the impact of the decrease in advertising revenue and an increase in sports rights fees.  Partially offsetting the decrease in operating earnings was a decrease of $1.2 million in payroll-related costs, a $0.3 million gain on the sale of the radio stations KGEM-AM and KCID-AM in Boise, Idaho and various other expense reductions.  Our radio stations continue to reduce their expense platform to align with a reduced revenue base.

Printing Services

Revenue from printing services in the third quarter of 2009 was $11.1 million, a decrease of $5.0 million, or 31.1%, compared to $16.1 million in the third quarter of 2008.  The operating loss from printing services in the third quarter of 2009 was $0.8 million compared to operating earnings of $0.8 million in the third quarter of 2008.

The decrease in printing services revenue was primarily due to the effects of the difficult economic environment.  Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the third quarter of 2009 compared to the third quarter of 2008.  Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing.  We expect these trends to continue throughout 2009.  We believe our revenue from Dell, which was $0.2 million in the third quarter of 2009, will cease by the mid-2010.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue.  Total expenses decreased $3.4 million, or 22.6%, in the third quarter of 2009 compared to the third quarter of 2008.  The decrease in total expenses was primarily due to a decrease of $2.5 million in materials costs, a decrease of $1.2 million in payroll-related costs, partially offset by a workforce reduction charge of $0.4 million and an increase of $0.4 million in bad debt expense.  Due to the difficult economic environment, our printing services business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Other

Other revenue in the third quarter of 2009 was $5.1 million, a decrease of $1.6 million, or 24.8%, compared to $6.7 million in the third quarter of 2008.  Other operating earnings in the third quarter of 2009 were $0.1 million, a decrease of $0.1 million, or 52.2%, compared to $0.2 million in the third quarter of 2008.

Index

The following table presents our other revenue and operating earnings (loss) for the third quarter of 2009 and the third quarter of 2008:

	2009			2008
	Direct	Corporate		Direct	Corporate
	Marketing	and		Marketing	and		Percent
	Services	Eliminations	Total	Services	Eliminations	Total	Change
	(dollars in millions)

Revenue	$5.2	$(0.1)	$5.1	$6.8	$(0.1)	$6.7	(24.8)
Operating earnings (loss)	$(0.4)	$0.5	$0.1	$(0.3)	$0.5	$0.2	(52.2)

The decrease in direct marketing services revenue was primarily due to the effects of the difficult economic environment. Revenue from mailing services and postage decreased in the third quarter of 2009 compared to the third quarter of 2008 as the demand for direct marketing advertising continues to decrease and customers change from first-class mailings to bulk mailings or third-class mailings.  This decrease was partially offset by an increase in laser printing revenue.  Included in revenue and operating costs and expenses from our direct marketing services business is $2.9 million and $3.9 million of postage amounts billed to customers in the third quarter 2009 and the third quarter of 2008, respectively.

The decrease in operating earnings at our “other” segment was primarily due to the operating earnings impact of the decrease in revenue at our direct marketing services business, partially offset by a decrease in payroll-related costs at corporate and at our direct marketing services business.

Other Income and Expense and Taxes

Interest expense was $0.6 million in the third quarter of 2009 compared to $1.9 million in the third quarter of 2008.  The decrease is due to a decrease in both the average borrowings during the quarter and the interest rate on our borrowings. Amortization of deferred financing costs was $0.1 million in the third quarter of 2009 and the third quarter of 2008.

Our effective tax provision rate was 39.8% in the third quarter of 2009 compared to an effective tax benefit rate of 40.8% in the third quarter of 2008.

Discontinued Operations

There were no results from discontinued operations in the third quarter 2009 and the third quarter of 2008.

Net Earnings (Loss)

Our net income in the third quarter of 2009 was $1.8 million compared to a net loss of $17.1 million in the third quarter of 2008.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and the decrease in interest expense.

Earnings (Loss) per Share for Class A and B Common Stock

In the third quarter of 2009, basic and diluted net earnings per share of class A and B common stock were $0.02 for both.  This compared to net loss per share of $0.35 for both in the third quarter of 2008. Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.02 for both in the third quarter of 2009 compared to a loss per share of $0.35 for both in the third quarter of 2008.  There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the third quarter of 2009 and in the third quarter of 2008.

Three Quarters Ended September 27, 2009 compared to the Three Quarters Ended September 28, 2008

Our consolidated revenue in the three quarters of 2009 was $321.3 million, a decrease of $89.3 million, or 21.7%, compared to $410.6 million in the three quarters of 2008. Our consolidated operating costs and expenses in the three quarters of 2009 were $199.4 million, a decrease of $39.4 million, or 16.5%, compared to $238.8 million in the three quarters of 2008. Our consolidated selling and administrative expenses in the three quarters of 2009 were $109.8 million, a decrease of $20.9 million, or 15.9%, compared to $130.7 million in the three quarters of 2008. Broadcast license impairment was $19.0 million in the three quarters of 2009 compared to $38.8 million in the three quarters of 2008.

Index

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the three quarters of 2009 and the three quarters of 2008:

		Percent of		Percent of
		Total		Total
	2009	Revenue	2008	Revenue
	(dollars in millions)
Revenue:
Publishing	$144.0	44.8%	$182.0	44.3%
Broadcasting	125.4	39.0	156.8	38.2
Printing services	36.6	11.4	49.4	12.0
Other	15.3	4.8	22.4	5.5
Total revenue	321.3	100.0	410.6	100.0

Total operating costs and expenses	199.4	62.1	238.8	58.2
Selling and administrative expenses	109.8	34.2	130.7	31.8
Broadcast license impairment	19.0	5.9	38.8	9.5
Total operating costs and expenses and selling and administrative expenses	328.2	102.2	408.3	99.5
Total operating earnings (loss)	$(6.9)	(2.2)%	$2.3	0.5%

In addition to the secular influences affecting the newspaper industry discussed above, the difficult economic environment negatively impacted our publishing, broadcasting and direct marketing services advertising revenue and commercial printing revenue in the three quarters of 2009.

In the newspaper industry, classified advertising has historically been the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry.  Classified advertising continues to move away from printed products to online products.  While we offer online products and seek to retain classified advertising, we face increasing competition for this business and are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements.  Our publishing business experienced a 46.7% decrease in classified advertising revenue in the three quarters of 2009 compared to the three quarters of 2008.  Retail advertising revenue decreased 20.1% in the three quarters of 2009 compared to the three quarters of 2008 primarily in consumer-driven categories.  As consumers have less discretionary income, our advertisers are decreasing their spending on advertising.  The most significant decreases were in the furniture and furnishings, finance/insurance, dining and entertainment, home improvement, automotive, health services, small-retailers, department stores, food, real estate, business services, communications and airline and travel categories.  Secular changes affecting the newspaper industry also are resulting in pressure to reduce costs and align our cost structure in the face of decreasing revenues.

At our broadcasting business, advertising revenue decreased in the three quarters across most categories, the most significant being our largest revenue category — automotive.  Automotive advertising revenue decreased $14.0 million, or 45.2%, in the three quarters of 2009 compared to the three quarters of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. In the three quarters of 2009, political and issue advertising revenue decreased $4.8 million compared to the three quarters of 2008.  This is part of the normal two-year advertising cycle which affects our television stations in particular.  Olympic advertising revenue decreased $2.3 million due to the broadcast of the 2008 Summer Olympics on our NBC affiliates in the three quarters of 2008.  Partially offsetting the decrease in advertising revenue, retransmission revenue increased $2.5 million in the three quarters of 2009 compared to the three quarters of 2008.  These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next several years.

The decrease in printing services revenue was primarily due to the effects of the difficult economic environment.  Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the three quarters of 2009 compared to the three quarters of 2008.  At our direct marketing services business, revenue from mailing and list services, postage and offset printing decreased in the three quarters of 2009 compared to the three quarters of 2008 as the demand for direct marketing advertising continues to decrease.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue, a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in newsprint and paper costs, a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas and a decrease in programming expenses.  The decrease in selling and administrative expenses is primarily due to decreases in payroll-related costs reflecting the savings from workforce reduction initiatives and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue.  These expense decreases were partially offset by an increase in bad debt expense at all of our businesses as each are encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.  We recorded a $19.0 million non-cash broadcast license impairment charge in the three quarters of 2009 compared to a $38.8 million non-cash broadcast license in impairment charge in the three quarters of 2008.  We recorded total workforce reduction charges of $5.4 million in the three quarters of 2009 compared to $4.0 million in the three quarters of 2008.

Index

Our consolidated operating loss in the three quarters of 2009 was $6.9 million compared to operating earnings of $2.3 million in the three quarters of 2008.  The following table presents our operating earnings (loss) by segment for the three quarters of 2009 and the three quarters 2008:

		Percent of		Percent of
		Total		Total
		Operating		Operating
	2009	Loss	2008	Earnings
	(dollars in millions)

Publishing	$2.4	(34.3)%	$11.1	493.4%
Broadcasting	(8.2)	118.0	(12.2)	(543.6)
Printing services	(1.2)	16.7	2.4	106.0
Other	0.1	(0.4)	1.0	44.2
Total operating earnings (loss)	$(6.9)	100.0%	$2.3	100.0%

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing, broadcasting, printing services and direct marketing services businesses.

Publishing

Revenue from publishing in the three quarters of 2009 was $144.0 million, a decrease of $38.0 million, or 20.9%, compared to $182.0 million in the three quarters of 2008.  Operating earnings from publishing in the three quarters of 2009 were $2.4 million, a decrease of $8.7 million, or 78.6%, compared to $11.1 million in the three quarters of 2008.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2009 and the three quarters of 2008:

	2009			2008
		Community			Community
	Daily	Newspapers		Daily	Newspapers	Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$47.6	$18.0	$65.6	$61.3	$20.7	$82.0	(20.1)
Classified	17.1	4.1	21.2	35.5	4.3	39.8	(46.7)
National	3.6	--	3.6	5.3	--	5.3	(31.8)
Direct Marketing	0.5	--	0.5	2.3	--	2.3	(76.7)
Other	--	0.2	0.2	--	0.3	0.3	(35.3)
Total advertising revenue	68.8	22.3	91.1	104.4	25.3	129.7	(29.8)
Circulation revenue	38.2	1.5	39.7	37.7	0.8	38.5	3.2
Other revenue	10.9	2.3	13.2	11.3	2.5	13.8	(4.3)
Total revenue	$117.9	$26.1	$144.0	$153.4	$28.6	$182.0	(20.9)

Operating earnings	$1.6	$0.8	$2.4	$10.9	$0.2	$11.1	(78.6)

Advertising revenue accounted for 63.2% of total publishing revenue in the three quarters of 2009 compared to 71.2% in the three quarters of 2008.  The difficult economic environment and ongoing secular changes in the newspaper industry have caused advertisers to decrease their advertising spending across all of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising.  This rapid decline in advertising revenue has been partially offset by an increase in circulation revenue and commercial delivery revenue.

Retail advertising revenue in the three quarters of 2009 was $65.6 million, a decrease of $16.4 million, or 20.1%, compared to $82.0 million in the three quarters of 2008.  The $13.7 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories.  As consumers have less discretionary income, advertisers are decreasing their spending.  The most significant decreases were in the furniture and furnishings, finance/insurance, dining and entertainment, home improvement, automotive, health services, small-retailers, department stores, food, real estate, business services, communications and airline and travel. The same trends persisted in our community newspapers and shoppers business.  A $4.5 million decrease in revenue at our community newspapers and shoppers, excluding revenue from acquisitions, was primarily due to decreases in automotive and real estate advertising, partially offset by $1.8 million in revenue from publications acquired in Northern Wisconsin and Florida in late 2008.

Index

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the difficult economic environment and the ongoing secular trend of classified advertising transitioning to the internet, our publishing businesses experienced a significant decrease in classified advertising revenue in the three quarters of 2009 compared to the three quarters of 2008.  Classified advertising revenue in the three quarters of 2009 was $21.2 million, a decrease of $18.6 million, or 46.7%, compared to $39.8 million in the three quarters of 2008.  At our daily newspaper, print and online classified advertising revenue decreased by 51.8% from the three quarters of 2008.  Specifically, the employment category decreased $9.7 million, or 67.3%; automotive decreased $4.2 million, or 57.0%; real estate decreased $3.7 million, or 46.3% and other decreased $0.8 million, or 13.7%.  The average rate per inch of classified advertising has decreased primarily due to the significant decrease in employment classified revenue which, historically, has been at a higher rate than other categories.  The same trends persisted in our community newspapers and shoppers business.  At our community newspapers and shoppers business, a decrease in automotive, employment and real estate classified advertising revenue was partially offset by an increase in classified advertising revenue from newly acquired publications in Northern Wisconsin and Florida in late 2008 and an increase in legal classified advertising in Florida due to an increase in foreclosure notices.

The total decrease in retail and classified automotive advertising at our daily newspaper in the three quarters of 2009 was $5.2 million, or 53.6%, compared to the three quarters of 2008.  The decrease was due to a decline in demand for advertising from local dealers and regional dealer associations.  Consumers have decreased their purchases of new automobiles and, in response, local dealers and regional dealer associations are reducing their costs, including advertising costs.

Interactive advertising revenue is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue at our publishing businesses was $7.1 million in the three quarters of 2009, a decrease of $4.2 million, or 37.3%, compared to $11.3 million in the three quarters of 2008.  Interactive classified advertising revenue at the daily newspaper was $3.0 million in the three quarters of 2009, a decrease of $3.9 million, or 56.6%, compared to $6.9 million in the three quarters of 2008.  The $3.9 million decrease was primarily due to decreases in automotive classified advertising of $2.1 million, or 81.3%, and employment classified advertising of $1.8 million, or 51.1%. The difficult economic environment has negatively impacted automotive and employment online advertising revenue.  In the three quarters of 2009, revenue from automotive online classified advertising at our daily newspaper was negatively impacted by the transition to a new franchise relationship with CarSoup.com.

National advertising revenue in the three quarters of 2009 was $3.6 million, a decrease of $1.7 million, or 31.8%, compared to $5.3 million in the three quarters of 2008.  The decrease was primarily due to a decrease in ROP and preprint advertising in the business services, dining and entertainment, airline and travel, small-retailers and food categories, which are predominantly consumer-driven.  Partially offsetting these decreases was an increase in the finance/insurance and communications categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.5 million in the three quarters of 2009, a decrease of $1.8 million, or 76.7%, compared to $2.3 million in the three quarters of 2008.  This revenue category was also negatively impacted by the difficult economic environment as the demand for direct marketing advertising decreased.  In May 2009, we shut down the operations of our Milwaukee-area direct marketing facility.  The near-term and long-term business prospects did not support continuing this product offering. We are now focusing our direct marketing efforts on our TMC product, which is more cost effective for us to produce.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.2 million in the three quarters of 2009 compared to $0.3 million in the three quarters of 2008.

Circulation revenue in the three quarters of 2009 accounted for 27.6% of total publishing revenue compared to 21.2% in the three quarters of 2008.  The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue.  Circulation revenue of $39.7 million in the three quarters of 2009 increased $1.2 million, or 3.2%, compared to $38.5 million in the three quarters of 2008.  At our daily newspaper, circulation revenue increased due to an increase in daily single copy revenue, following a price increase to 75 cents per daily paper in the Milwaukee-metro market in January 2009 and a price increase in home delivery rates in June 2009. Circulation average rates for the daily and Sunday editions increased on the strength of pricing gains that more than offset a decrease in home delivery.  At our community newspapers and shoppers business, circulation revenue increased due to the publications acquired in Northern Wisconsin and Florida in late 2008.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 9.2% of total publishing revenue in the three quarters of 2009 compared to 7.6% in the three quarters of 2008.  The increase as a percentage of total revenue is due to the decrease in advertising revenue and the overall decline in total revenue.  Other revenue was $13.2 million in the three quarters of 2009, a decrease of $0.6 million, or 4.3%, compared to $13.8 million in the three quarters of 2008.  The $0.4 million decrease at our daily newspaper was primarily due to a decrease in commercial and brokered printing revenue due to volume declines as certain customers reduced page counts and number of copies and the loss of certain customers partially offset by an increase in commercial delivery revenue from additional routes for USA Today.  The $0.2 million decrease at our community newspapers and shoppers was due to the loss of certain customers.

Index

In September 2009, our daily newspaper signed a three-year commercial printing contract to print all of the Pioneer Press Publications, which consist of 39 weekly newspapers serving Northeastern Illinois communities.  The Pioneer Press Publications are owned by Sun Times Media Group, which expects to print about 156,000 weekly copies.  In July 2009, our daily newspaper signed a commercial printing contract with The Kenosha News, a seven-day newspaper located north of the Illinois and Wisconsin border.  This is the first newspaper that has completely outsourced all of its printing and packaging to our production plant.  Our daily newspaper is printing 26,000 daily and 29,000 Sunday copies, plus weekly and community products.  Some capacity is available at our daily newspaper’s production facility to allow for printing during certain shifts/days of the week.

Publishing operating earnings in the three quarters of 2009 were $2.4 million, a decrease of $8.7 million, or 78.6%, compared to $11.1 million in the three quarters of 2008. The decrease in operating earnings was due to the impact of the decrease in advertising revenue.  Our publishing businesses continue to reduce their expense platforms to align them with the reduced revenue base.  Total expenses decreased $29.3 million, or 17.1%, in the three quarters of 2009 compared to the three quarters of 2008 primarily due to a decrease of $15.9 million in payroll-related costs.  The charges for workforce reductions were $4.6 million and $3.8 million in the three quarters of 2009 and 2008, respectively.  Since the end of 2007, our full-time employee count for our publishing businesses has decreased by 30.1%.  Excluding payroll-related costs, operating costs and expenses decreased $10.7 million in the three quarters of 2009 compared to the three quarters of 2008, the most significant of which was newsprint and paper costs, online fees and costs related to the total market coverage and direct mail advertising products at our daily newspaper.  Total newsprint and paper costs for our publishing businesses in the three quarters of 2009 were $13.3 million, a decrease of $6.4 million, or 32.4%, compared to $19.7 million in the three quarters of 2008 due to a 26.4% decrease in newsprint consumption a 8.8% decrease in average newsprint pricing per metric ton.  Consumption of metric tonnes of newsprint in the three quarters of 2009 decreased primarily due to decreases in ROP advertising and editorial pages, average net paid circulation and waste.  Online fees at our daily newspaper decreased by $1.6 million in the three quarters of 2009 compared to the three quarters of 2008 primarily due to the daily newspaper’s transition to a new franchise relationship with CarSoup.com and due to the decrease in interactive employment classified advertising.  Legal fees decreased by $0.5 million in the three quarters of 2009 compared to the three quarters of 2008 due to a $0.4 million contract termination charge in the three quarters of 2008.  Costs associated with our TMC product decreased by $0.5 million in the three quarters of 2009 compared to the three quarters of 2008 due to transitioning this product from mail delivery to carrier delivery.  Partially offsetting the expense decreases, the daily newspaper increased its sales and use tax reserve by $0.8 million in the third quarter of 2009.

Broadcasting

Revenue from broadcasting in the three quarters of 2009 was $125.4 million, a decrease of $31.4 million, or 20.0%, compared to $156.8 million in the three quarters of 2008.  Operating loss from broadcasting in the three quarters of 2009 was $8.2 million, including a $19.0 million non-cash broadcast license impairment charge and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  This compared to an operating loss of $12.2 million in the three quarters of 2008 including a $38.8 million non-cash broadcast license impairment charge.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the three quarters of 2009 and the three quarters of 2008:

	2009			2008			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$77.1	$48.3	$125.4	$97.2	$59.6	$156.8	(20.0)
Broadcast license impairment	$14.9	$4.1	$19.0	$21.1	$17.7	$38.8	(51.0)
Operating earnings (loss)	$(13.3)	$5.1	$(8.2)	$(8.8)	$(3.4)	$(12.2)	33.2

Revenue from our television stations in the three quarters of 2009 was $77.1 million, a decrease of $20.1 million, or 20.7%, compared to $97.2 million in the three quarters of 2008.  The revenue decrease was experienced across all of our television markets, partially offset by incremental revenue of $3.8 million from the 2008 acquisitions of KPSE-TV in Palm Springs, California and KWBA-TV in Sierra Vista, Arizona (Tucson market) and the acquisition of KNIN-TV in Boise, Idaho in 2009.  Compared to the three quarters of 2008, local advertising revenue decreased $9.2 million, or 14.0%; national advertising revenue decreased $6.5 million or 29.8%; political and issue advertising revenue decreased $4.5 million, or 83.0%; and Olympic advertising revenue decreased $2.3 million, or 100.0% due to the broadcast of the 2008 Summer Olympics on our NBC affiliates in the third quarter of 2008.  In the three quarters of 2009, we recorded higher than expected political and issue advertising revenue due the current national debate on health care reform.   Television advertising revenue and rates in even-numbered years benefit from political and issue advertising because there is more pressure on inventory as advertising increases, which drives rates upward.  We have television stations in a number of states with competitive political races in 2010.

Index

The difficult economic environment has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 13.7% of television advertising revenue in the three quarters of 2009 compared to 21.7% in the three quarters of 2008.  Automotive advertising revenue decreased $10.5 million in the three quarters of 2009 compared to the three quarters of 2008 as the automobile industry is experiencing an unprecedented decrease in automotive sales.  The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included furniture and electronics, communications, medical, restaurants, retail, professional services, home improvement, entertainment, home products, travel, beverages and health and leisure.  In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our television stations are selling developmental revenue.  While developmental revenue decreased $0.3 million in the three quarters of 2009 compared to the three quarters of 2008, it increased as a percentage of total revenue from our television stations to 14.2%, up from 11.5%.  Interactive revenue was $1.1 million in the three quarters of 2009, a decrease of $0.3 million, or 22.9%, compared to $1.4 million in the three quarters of 2008.  Both interactive and developmental revenue are reported in local advertising revenue.  Partially offsetting the revenue decreases was an increase in retransmission revenue and local revenue in the media, financial and supermarkets categories.  Retransmission revenue increased $2.5 million in the three quarters of 2009 to $3.6 million, compared to $1.1 million in the three quarters of 2008.  We finalized retransmission contracts covering about 98% of the subscribers in our markets. These contracts will continue to generate incremental revenue through the remainder of 2009 and into the next several years.

Operating loss from our television stations in the three quarters of 2009 was $13.3 million, a decrease of $4.5 million, or 51.1%,  compared to $8.8 million in the three quarters of 2008. The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  Total television expenses in the three quarters of 2009 were $90.4 million, a decrease of $15.6 million, or 14.7%, compared to $106.0 million in the three quarters of 2008.  The decrease in total television expenses was primarily due to a decrease of $6.7 million in payroll-related costs, a decrease of $6.2 million in non-cash broadcast license impairment charges, a decrease in programming expenses, a decrease in advertising and promotion expenses, a decrease in agency commissions, a decrease in syndicated programming expenses and a decrease in bad debt expense.  Our television stations continue to reduce their expense platforms to align with a reduced revenue base.  Partially offsetting these expense decreases was $2.5 million in incremental expenses from television stations acquired in 2008 and 2009 and an increase of $0.6 million in legal fees.

Revenue from our radio stations in the three quarters of 2009 was $48.3 million, a decrease of $11.3 million, or 18.9%, compared to $59.6 million in the three quarters of 2008.  The revenue decrease was experienced across all of our radio markets.  Compared to the three quarters of 2008, local advertising revenue decreased $9.6 million, or 18.3%, national advertising revenue decreased $1.4 million, or 27.8% and political and issued revenue decreased $0.3 million, or 49.7%.  The difficult economic environment has negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category — automotive, which represented 13.3% of radio advertising revenue in the three quarters of 2009 compared to 16.8% in the three quarters of 2008.  Automotive advertising revenue decreased $3.5 million in the three quarters of 2009 compared to the three quarters of 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales.  The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included medical, communications, home improvement, restaurants, media, retail, hotel and gambling, furniture and electronics and education.  In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our radio stations are working to replace this lost revenue with developmental revenue.  While developmental revenue decreased $0.2 million in the three quarters of 2009 compared to the three quarters of 2008, it actually increased as a percentage of total revenue from our radio stations to 19.4%, up from 16.0%.  Interactive revenue was $1.3 million in the three quarters of 2009, a decrease of $0.1 million, or 7.7%, compared to $1.4 million in the three quarters of 2008.  Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the three quarters of 2009 were $5.1 million compared to an operating loss of $3.4 million in the three quarters of 2008. The increase in operating earnings was due to a decrease of $13.6 million in non-cash broadcast license impairment charges, a decrease of $3.5 million in payroll-related costs, a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas that was destroyed in an ice storm, a decrease in advertising and promotion expenses, a $0.3 million gain on the sale of radio stations KGEM-AM and KCID-AM in Boise, Idaho and various other expense reductions.  Our radio stations continue to reduce their expense platforms to align them with a reduced revenue base.  Partially offsetting these expense decreases was an increase in sports rights fees and an increase in bad debt expense.

Printing Services

Revenue from printing services in the three quarters of 2009 was $36.6 million, a decrease of $12.8 million, or 25.9%, compared to $49.4 million in the three quarters of 2008.  Operating loss from printing services in the three quarters of 2009 was $1.2 million compared to operating earnings of $2.4 million in the three quarters of 2008.

The decrease in printing services revenue was primarily due to the effects of the difficult economic environment.  Revenue from printing publications and revenue from Dell and other computer-related customers decreased in the three quarters of 2009 compared to the three quarters of 2008.  Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing.  We expect these trends to continue throughout 2009.  We believe our revenue from Dell, which was $1.5 million in the three quarters of 2009, will cease by mid-2010.

The decrease in printing services operating earnings was primarily due to the impact from the decrease in revenue.  Total expenses decreased $9.2 million, or 19.6%, in the three quarters of 2009 compared to the three quarters of 2008.  The decrease in total expenses was primarily due to a decrease of $5.6 million in materials costs, a decrease of $4.2 million in payroll-related costs, partially offset by workforce reduction charges of $0.5 million, an increase in bad debt expense of $0.7 million and an increase of $0.6 million in postage and freight expense.  Due to the difficult economic environment, our printing services business is encountering an increase in slow-paying customers as well as customers who have filed bankruptcy.

Index

Other

Other revenue in the three quarters of 2009 was $15.3 million, a decrease of $7.1 million, or 31.9%, compared to $22.4 million in the three quarters of 2008.  Other operating earnings in the three quarters of 2009 were $0.1 million, a decrease of $0.9 million, or 96.9%, compared to $1.0 million in the three quarters of 2008.

The following table presents our other revenue and operating earnings (loss) for the three quarters of 2009 and the three quarters of 2008:

	2009			2008
	Direct	Corporate		Direct	Corporate
	Marketing	and		Marketing	and		Percent
	Services	Eliminations	Total	Services	Eliminations	Total	Change
	(dollars in millions)

Revenue	$15.6	$(0.3)	$15.3	$22.7	$(0.3)	$22.4	(31.9)
Operating earnings (loss)	$(1.3)	$1.4	$0.1	$(0.2)	$1.2	$1.0	(96.9)

The decrease in direct marketing services revenue was primarily due to the effects of the difficult economic environment. Revenue from mailing and list services, postage and offset printing decreased in the three quarters of 2009 compared to the three quarters of 2008 as the demand for direct marketing advertising continues to decrease and customers change from first-class mailings to bulk mailings or third-class mailings.  This decrease was partially offset by an increase in laser printing revenue.  Included in revenue and operating costs and expenses from our direct marketing services business is $8.7 million and $13.0 million of postage amounts billed to customers in the three quarters of 2009 and the three quarters of 2008, respectively.

The decrease in operating earnings at our “other” segment was primarily due to the operating earnings impact of the decrease in revenue at our direct marketing services business, partially offset by a decrease in payroll-related costs at corporate and at our direct marketing services business.

Other Income and Expense and Taxes

Interest expense was $2.2 million in the three quarters of 2009 compared to $6.1 million in the three quarters of 2008.  The decrease is due to a decrease in both the average borrowings during the quarter and the interest rate on our borrowings. Amortization of deferred financing costs was $0.3 million in the three quarters of 2009 and the three quarters of 2008.

Our effective tax benefit rate was 68.4% in the three quarters of 2009 compared to 53.0% in the three quarters of 2008.  The effective tax rate was impacted by the operating loss created by the non-cash impairment charge, a settlement with the Wisconsin Department of Revenue (WDR) and a favorable adjustment to our income tax reserve due to the lapsing of certain open tax years.  In connection with the settlement with the WDR, we received an $8.7 million refund in the three quarters of 2009 from the deposit we made in 2007.

Discontinued Operations

There were no results from discontinued operations in the three quarters 2009.  In the three quarters of 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

Net Earnings (Loss)

Our net loss in the three quarters of 2009 was $2.9 million compared to $1.4 million in the three quarters of 2008.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the decrease in gain from discontinued operations, partially offset by the decrease in interest expense and the increase in the income tax benefit.

Earnings (Loss) per Share for Class A and B Common Stock

In the three quarters of 2009, basic and diluted net loss per share of class A and B common stock were $0.08 for both.  This compared to net loss per share of $0.05 for both in the three quarters of 2008. Basic and diluted loss per share of class A and B common stock from continuing operations were $0.08 for both in the three quarters of 2009 compared to earnings per share of $0.06 for both in the three quarters of 2008.  There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the three quarters of 2009 compared to $0.01 for both in the three quarters of 2008.

Index

Liquidity and Capital Resources

Cash balances were $3.4 million at September 27, 2009.  We believe our expected cash flows from operations and borrowings available under our credit facility will meet our needs for the next twelve months.

We have a $475.0 million unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of September 27, 2009 and December 28, 2008, we had borrowings of $172.2 million and $215.1 million, respectively, under the facility at a weighted average rate of 0.93% and 2.10%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the three quarters of 2009.  Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method.  The facility includes the following two financial covenants, which remain constant over the term of the agreement:

•           A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization.   As of September 27, 2009, our consolidated funded debt ratio was 3.30-to-1, resulting in a current maximum borrowing capacity of $209.0 million.  Our future borrowing capacity is subject to change due to changes in our future operating results.

•           An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization to our interest expense.  As of September 27, 2009, our interest coverage ratio was 12.27–to-1.

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

Our consolidated adjusted EBITDA in the third quarter of 2009 was $10.7 million, a decrease of $8.4 million, or 44.0%, compared to $19.1 million in the third quarter of 2008.  Our consolidated adjusted EBITDA in the three quarters of 2009 was $33.4 million, a decrease of $29.6 million, or 47.0%, compared to $63.0 million in the three quarters of 2008.

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for the third quarter and three quarters of 2009 and the third quarter and three quarters of 2008:

	Third Quarter Ended		Three Quarters Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(dollars in millions)

Net earnings (loss)	$1.8	$(17.1)	$(2.9)	$(1.4)
Gain from discontinued operations, net	--	--	--	(0.4)
Provision (benefit) for income taxes	1.2	(11.8)	(6.3)	(2.0)
Total other expense, net	0.6	1.9	2.2	6.1
Depreciation	6.6	6.8	19.9	20.4
Amortization	0.5	0.5	1.5	1.5
Broadcast license impairment	--	38.8	19.0	38.8
Adjusted EBITDA	$10.7	$19.1	$33.4	$63.0

Index

Adjusted EBITDA for the four fiscal quarter period proceeding September 27, 2009 was $52.2 million.  We expect to be able to continue to pay down debt over the next 12 months and to stay within our debt covenants.

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

Given the difficult economic environment, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses and we may be forced to take the actions described above.  We continue to monitor our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to fund future demands.

We have $1.0 million of standby letters of credit for business insurance purposes.

In February 2009, we suspended our matching contribution to our 401(k) plan through the remainder of 2009.  In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the annual employer contribution for all active employees for 18 months beginning July 1, 2009.  In April 2009, a 6% employee-wage reduction program was initiated for most full-time employees for the remainder of 2009.  Collectively, we expect these actions to save $3.0 million in cash, net of taxes, in 2009.  These actions, along with our workforce reduction initiatives, were taken in order to offset decreases in revenue and to help maintain financial flexibility in this difficult economic environment.  In the three quarters of 2009, we have paid down our debt by $42.9 million.

Dividends

Our board of directors made a decision to reduce our first quarter 2009 dividend on our class A and class B shares to $0.02 per share from $0.08 per shares in each quarter of 2008.  The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009.  In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  As of the end of the third quarter 2009, we have $0.9 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Acquisition

On April 23, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, completed the asset purchase of KNIN-TV from Banks Boise, Inc. for $6.6 million. KNIN-TV is the CW Network affiliate serving the Boise, Idaho market.  We also own KIVI-TV, the ABC affiliate, and four radio stations in Boise, Idaho.  The purchase of KNIN-TV builds our cross-media business in Boise, Idaho to better serve advertisers and viewers, builds a stronger community presence in Boise, Idaho, and enhances our margin with multiple media properties.

Sale

On September 25, 2009, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting businesses, completed the asset sale of KGEM-AM and KCID-AM in Boise, Idaho to Salt & Light Radio, Inc., an Idaho non-profit corporation, for $1.0 million.  We recorded a $0.3 million gain on the sale of these assets.

Cash Flow

Continuing Operations

Cash provided by operating activities was $54.0 million in the three quarters of 2009 compared to $45.9 million in the three quarters of 2008.  The increase was primarily due to cash provided by changes in working capital and an $8.7 million refund of an income and franchise tax audit payment due to a settlement with the WDR.

Index

Cash used for investing activities was $10.6 million in the three quarters of 2009 compared to $33.4 million in the three quarters of 2008.  Capital expenditures were $5.5 million in the three quarters of 2009 compared to $15.1 million in the three quarters of 2008.  Our capital expenditures at our daily newspaper in the three quarters of 2009 related primarily to building improvements and software upgrades for production equipment.  Our capital expenditures in our broadcasting segment in the three quarters of 2009 related primarily to technology upgrades, including investments in television and radio digital infrastructure and building improvements.  We believe these expenditures will help us to better serve our advertisers and viewers and will help to facilitate our cost control initiatives.   In 2009, our capital expenditures are expected to be significantly less than the amount of capital expenditures in 2008.  During the three quarters of 2009, we acquired KNIN-TV in Boise, Idaho for $6.6 million and we received $0.5 million for the sale of KGEM-AM and KCID-AM.  During the three quarters of 2008, we acquired two television stations for $16.7 million and three community newspapers and three community shoppers for $1.6 million.  In the three quarters of 2009, we received $1.0 million in insurance proceeds for our tower replacement in Wichita, Kansas that was destroyed in an ice storm.  We expect to receive an additional $1.0 million in insurance proceeds by the end of 2009.

Cash used for financing activities was $44.0 million in the three quarters of 2009 compared to $14.1 million in the three quarters of 2008.  Borrowings under our credit facility in the first quarter of 2009 were $105.3 million and we made payments of $148.2 million, reflecting a $42.9 million decrease in our debt outstanding compared to borrowings of $162.2 million and payments of $117.9 million in the three quarters of 2008.  The increase in borrowings in the three quarters of 2008 was used to finance the repurchase our class A common stock for $44.8 million.  We paid cash dividends of $1.5 million and $14.0 million in the three quarters of 2009 and the three quarters of 2008, respectively.

New Accounting Standards

Future Adoptions

In December 2008, the Financial Accounting Standards Board (FASB) amended the existing guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The guidance is effective for fiscal years ending after December 15, 2009.  Upon initial application, the guidance is not required for earlier periods that are presented for comparative purposes.  Earlier application of the guidance is permitted.  We do not believe the effect of adopting the guidance on an employers’ disclosures will have a material impact on our consolidated financial statements.

Current Adoptions

In August 2009, the FASB issued amended guidance for fair value measurements and disclosures.  The guidance provides clarification for the circumstances when a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this guidance provides:

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

This guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance in the second quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued amended guidance on the disclosures about fair value of financial instruments in interim financial information. Under this amended guidance, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. This amended guidance is effective for interim periods ending after June 15, 2009.  We adopted this amended guidance in the second quarter of 2009.  The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the transaction volume and level of activity for the assets and liabilities have significantly decreased and the transactions are not occurring in an orderly fashion.  This guidance 1) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; 2) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; 3) eliminates the proposed presumption that all transactions are not orderly unless proven otherwise and instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; 4) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify its effects, if practicable; and 5) applies to all fair value measurements when appropriate.  This guidance is effective for interim and annual periods ending after June 15, 2009.  We adopted this guidance in the second quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Index

In April 2009, the FASB issued amended guidance for the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  This guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include disclosures in the business combination footnote regarding the nature of the contingency and give an estimate of the possible loss or range of loss or state that such an estimate cannot be made.  This guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued guidance for the accounting by lessees for nonrefundable maintenance deposits.  This guidance requires that all nonrefundable maintenance deposits should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued guidance for determining the useful life of intangible assets.  This guidance requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors.  In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors.  For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued guidance which delays the effective date of the guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued amended guidance for accounting for business combinations.  This amended guidance requires that an acquiring entity recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  This guidance changed the accounting treatment for acquisition costs, non-controlling interests, contingent liabilities, in-process research and development, restructuring costs, and income taxes.  In addition, it also requires a substantial number of new disclosure requirements.  This guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted this guidance in the first quarter of 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Index

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Securitites Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

There were no share repurchases during the third quarter ended September 27, 2009.

We publicly announced a share repurchase program on May 1, 2008, and commenced our repurchases on May 12, 2008, pursuant to which our board of directors authorized the repurchase of up to 5,000,000 class A shares over the following 18 months.  After repurchasing 2,629,500 class A shares pursuant to the authorization, we suspended our share repurchase program in October 2008 given the current difficult economic environment.  On October 31, 2009, the May 1, 2008 share repurchase programs will expire.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: October 30, 2009	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: October 30, 2009	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer