Form 10-Q
period 2010-03-28
JOURNAL COMMUNICATIONS INC
filed 2010-05-11
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 28, 2010
or

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

(414) 224-2000
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
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2010 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at May 7, 2010
Class A Common Stock	42,704,053
Class B Common Stock	9,032,588
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 28, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$2,550	$3,369
Investments of variable interest entity	500	--
Receivables, less allowance for doubtful accounts of $4,031 and $4,198	54,715	62,543
Inventories, net	2,541	3,070
Prepaid expenses	6,445	3,497
Syndicated programs	5,991	7,983
Deferred income taxes	4,469	4,899
Assets of discontinued operations	109	2,393
Total Current Assets	77,320	87,754

Property and equipment, at cost, less accumulated depreciation of $251,455 and $247,745	197,042	201,541
Syndicated programs	2,706	3,285
Goodwill	9,098	9,098
Broadcast licenses	82,426	81,762
Other intangible assets, net	24,484	24,976
Deferred income taxes	60,803	63,368
Other assets	1,861	1,403
Total Assets	$455,740	$473,187

Liabilities And Equity
Current liabilities:
Accounts payable	$22,640	$23,963
Accrued compensation	10,050	13,564
Accrued employee benefits	5,993	5,642
Deferred revenue	15,405	15,353
Syndicated programs	7,460	9,944
Other current liabilities	8,914	7,437
Current liabilities of discontinued operations	267	1,296
Current portion of long-term liabilities	630	440
Total Current Liabilities	71,359	77,639

Accrued employee benefits	62,473	63,268
Syndicated programs	5,321	6,250
Long-term notes payable to banks	134,660	151,375
Other long-term liabilities	4,092	3,580
Shareholders’ equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at March 28, 2010 and December 27, 2009	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at March 28, 2010 and December 27, 2009	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 9,462,864 shares at March 28, 2010 and 9,642,293 shares at December 27, 2009	172	174
Class A – authorized 170,000,000 shares; issued and outstanding: 42,180,649 shares at March 28, 2010 and 41,783,044 shares at December 27, 2009	422	418
Additional paid-in capital	258,727	258,413
Accumulated other comprehensive loss	(34,046)	(34,487)
Retained earnings	60,078	55,239
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Journal Communications, Inc. shareholders’ equity	176,671	171,075
Noncontrolling interest	1,164
Total Equity	177,835	171,075
Total Liabilities And Equity	$455,740	$473,187

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	First Quarter Ended
	March 28, 2010	March 29, 2009

Revenue:
Publishing	$44,552	$48,124
Broadcasting	42,605	39,215
Printing services	11,635	14,295
Corporate eliminations	(267)	(112)
Total revenue	98,525	101,522

Operating costs and expenses:
Publishing	28,947	34,816
Broadcasting	21,596	23,501
Printing services	9,604	12,427
Corporate eliminations	(267)	(114)
Total operating costs and expenses	59,880	70,630

Selling and administrative expenses	28,559	31,298
Total operating costs and expenses and selling and administrative expenses	88,439	101,928

Operating earnings (loss)	10,086	(406)

Other income and (expense):
Interest income	8	--
Interest expense	(563)	(812)
Total other income and (expense)	(555)	(812)

Earnings (loss) from continuing operations before income taxes	9,531	(1,218)

Provision (benefit) for income taxes	3,823	(1,479)

Earnings from continuing operations	5,708	261

Loss from discontinued operations, net of $282 and $98 applicable income tax benefit, respectively	(405)	(140)

Net earnings	5,303	121

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$0.10	$(0.01)
Discontinued operations	(0.01)	--
Net earnings (loss)	$0.09	$(0.01)

Diluted – Class A and B common stock:
Continuing operations	$0.10	$(0.01)
Discontinued operations	(0.01)	--
Net earnings (loss)	$0.09	$(0.01)

Basic and diluted – Class C common stock:
Continuing operations	$0.24	$0.14
Discontinued operations	(0.01)	--
Net earnings	$0.23	$0.14

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
First Quarter Ended March 28, 2010
(in thousands, except per share amounts)

					Additional Paid-in-Capital	Accumulated
						Other			Treasury
	Preferred	Common Stock				Comprehensive	Retained	Noncontrolling	Stock,
	Stock	Class C	Class B	Class A		Loss	Earnings	Interests	at cost	Total

Balance at December 27, 2009	$-	$33	$174	$418	$258,413	$(34,487)	$55,239	$-	$(108,715)	$171,075

Net earnings							5,303			5,303
Change in pension and postretirement (net of deferred tax of $280)						441				441
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			2		30					32
Employee stock purchase plan			1		162					163
Shares withheld from employees for tax withholding			(1)		(267)					(268)
Stock-based compensation					294					294
Consolidation of variable interest entity								1,164		1,164
Income tax benefits from vesting of non-vested restricted stock					95					95

Balance at March 28, 2010	$-	$33	$172	$422	$258,727	$(34,046)	$60,078	$1,164	$(108,715)	$177,835

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
First Quarter Ended March 29, 2009
(in thousands, except per share amounts)

					Additional Paid-in-Capital	Accumulated
						Other			Treasury
	Preferred	Common Stock				Comprehensive	Retained	Noncontrolling	Stock,
	Stock	Class C	Class B	Class A		Loss	Earnings	Interest	at cost	Total

Balance at December 28, 2008	$-	$33	$183	$406	$256,716	$(34,355)	$53,794	$-	$(108,715)	$168,062
Net earnings							121			121
Change in pension and postretirement (net of deferred tax expense of $962)						1,438				1,438
Dividends declared:
Class C ($0.142 per share)							(464)			(464)
Class B ($0.02 per share)							(200)			(200)
Class A ($0.02 per share)							(812)			(812)
Issuance of shares:
Conversion of class B to class A			(1)	1						-
Stock grants					10					10
Employee stock purchase plan			1		209					210
Shares withheld from employees for tax withholding					(20)					(20)
Stock-based compensation					325		1			326

Balance at March 29, 2009	$-	$33	$183	$407	$257,240	$(32,917)	$52,440	$-	$(108,715)	$168,671

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 28, 2010	March 29, 2009

Cash flow from operating activities:
Net earnings	$5,303	$121
Less loss from discontinued operations	(405)	(140)
Earnings from continuing operations	5,708	261
Adjustments for non-cash items:
Depreciation	6,271	6,579
Amortization	492	491
Provision for doubtful accounts	264	971
Deferred income taxes	2,810	2,136
Non-cash stock-based compensation	308	332
Curtailment gains for defined benefit pension and other postretirement benefit plans	--	(353)
Net loss from disposal of assets	101	5
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	7,739	8,829
Inventories	529	1,322
Accounts payable	(1,323)	(1,326)
Other assets and liabilities	(5,442)	(1,609)
Net Cash Provided By Operating Activities	17,457	17,638

Cash flow from investing activities:
Capital expenditures for property and equipment	(1,957)	(2,168)
Proceeds from sales of assets	2	--
Proceeds from sale of business	6	--
Net Cash Used For Investing Activities	(1,949)	(2,168)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	26,980	36,050
Payments on long-term notes payable to banks	(43,695)	(50,830)
Proceeds from issuance of common stock	146	189
Income tax benefits from vesting of non-vested restricted stock	95	--
Cash dividends	--	(1,476)
Net Cash Used For Financing Activties	(16,474)	(16,067)

Cash from discontinued operations:
Net operating activities of discontinued operations	37	(444)
Net investing activities of discontinued operations	110	(38)
Net Cash Provided by (used for) Discontinued Operations	147	(482)

Net Decrease In Cash And Cash Equivalents	(819)	(1,079)

Cash and cash equivalents:
Beginning of year	3,369	4,040
At March 28, 2010 and March 29, 2009	$2,550	$2,961

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, have been reflected as discontinued operations in our consolidated condensed financial statements.  The balance sheet at December 27, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the first quarter ended March 28, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 26, 2010.  You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2009.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARD

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures.  The guidance requires new disclosures about the transfers between Levels 1 and 2 and clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used for fair value measurements which fall in either Level 2 or 3.  This guidance is effective for interim and annual periods beginning after December 15, 2009.  We adopted this guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements. The guidance also requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

(a)
Income (loss) from continuing operations (“net earnings (loss)”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid or accrued during the current period.

(b)
The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)
The remaining losses (“undistributed losses”) are allocated to the class A and B common stock.  Undistributed losses are not allocated to the class C common stock and non-vested restricted stock because the class C common stock and the non-vested restricted stock are not contractually obligated to share in the losses.  Losses from discontinued operations are allocated to class A and B shares and may be allocated to class C shares and non-vested restricted stock if there is undistributed earnings after deducting earnings distributed to class C shares from income after income from continuing operations.

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

The following table sets forth the computation of basic earnings (loss) per share under the two-class method.

	First Quarter Ended
	March 28, 2010	March 29, 2009

Numerator for basic earnings (loss) from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations	$5,708	$261
Less dividends declared or accrued:
Class A and B	--	1,006
Class C	464	464
Non-vested restricted stock	--	6
Total undistributed earnings (loss) from continuing operations	$5,244	$(1,215)

Class A and B undistributed earnings (loss) from continuing operations	$4,841	$(1,215)
Class C undistributed earnings from continuing operations	313	--
Non-vested restricted stock undistributed earnings from continuing operations	90	--
Total undistributed earnings (loss) from continuing operations	$5,244	$(1,215)

Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$1,006
Class A and B undistributed earnings (loss)	4,841	(1,215)
Numerator for basic earnings (loss) from continuing operations per class A and B common stock	$4,841	$(209)

Numerator for basic earnings from continuing operations per class C common stock:
Dividends paid or accrued on class C	$464	$464
Class C undistributed earnings	313	--
Numerator for basic earnings from continuing operations per class C common stock	$777	$464

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding - Class A and B	50,533	50,272
Weighted average shares outstanding - Class C	3,264	3,264

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	First Quarter Ended
	March 28, 2010	March 29, 2009

Basic earnings (loss) per share from continuing operations
Class A and B	$0.10	$(0.01)
Class C	$0.24	$0.14

Numerator for basic loss from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed loss from from discontinued operations	$(405)	$(140)

Undistributed loss from discontinued operations:
Class A and B	$(373)	$(140)
Class C	(24)	--
Non-vested restricted stock	(8)	--
Total undistributed loss from discontinued operations	$(405)	$(140)

Denominator for basic loss from discontinued operations for each class of common stock:
Weighted average shares outstanding - Class A and B	50,533	50,272
Weighted average shares outstanding - Class C	3,264	3,264

Basic loss per share from discontinued operations
Class A and B	$(0.01)	$--
Class C	$(0.01)	$--

Numerator for basic net earnings (loss) for each class of common stock:
Net earnings	$5,303	$121
Less dividends declared or accrued:
Class A and B	--	1,006
Class C	464	464
Non-vested restricted stock	--	6
Total undistributed net earnings (loss)	$4.839	$(1,355)

Undistributed net earnings (loss):
Class A and B	$4,468	$(1,355)
Class C	289	--
Non-vested restricted stock	82	--
Total undistributed net earnings (loss)	$4,839	$(1,355)

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends declared on class A and B	$--	$1,006
Class A and B undistributed net earnings (loss)	4,468	(1,355)
Numerator for basic net earnings (loss) per class A and B common stock	$4,468	$(349)

Numerator for basic net earnings per class C common stock:
Dividends paid or accrued on class C	$464	$464
Class C undistributed net earnings	289	--
Numerator for basic net earnings per class C common stock	$753	$464

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding - Class A and B	50,533	50,272
Weighted average shares outstanding - Class C	3,264	3,264

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share per share amounts)

4	EARNINGS PER SHARE continued

Basic net earnings (loss) per share:
Class A and B	$0.09	$(0.01)
Class C	$0.23	$0.14

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.  For the first quarter of 2010 and the first quarter of 2009, 306 and 111 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	First Quarter Ended
	March 28, 2010	March 29, 2009
Numerator for diluted net earnings (loss) per share:
Dividends on class A and B common stock	$--	$1,006
Total undistributed earnings from continuing operations	4,841	(1,215)
Total undistributed (loss) from discontinued operations	(373)	(140)
Net earnings (loss)	$4,468	$(349)

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding - class A and B	50,533	50,272

Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.01)
Discontinued operations	(0.01)	--
Net earnings	$0.09	$(0.01)

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

5	COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	First Quarter Ended
	March 28, 2010	March 29, 2009

Net earnings	$5,303	$121
Change in pension and post-retirement (net of tax)	441	1,438
Comprehensive income	$5,744	$1,559

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION

2007 Journal Communications, Inc. Omnibus Incentive Plan
The purpose of the 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan) is to promote our success by linking personal interests of our employees, officers and non-employee directors to those of our shareholders, and by providing participants with an incentive for outstanding performance.  The 2007 Plan is also intended to enhance our ability to attract, motivate and retain the services of employees, officers, and directors upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of March 28, 2010, there are 3,032,343 shares available for issuance under the 2007 Plan.

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

During the first quarter ended March 28, 2010, we recognized $335 in stock-based compensation expense, including $19 recorded in loss from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 28, 2010 was $134.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of March 28, 2010, total unrecognized compensation cost related to stock-based compensation awards was $1,814 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years.  Stock-based compensation expense is reported in selling and administrative expenses and loss from discontinued operations in our consolidated statements of operations.

Nonstatutory stock options
The compensation committee of our board of directors has granted nonstatutory stock options to employees and non-employee directors at a purchase price equal to at least the fair market value of our class B common stock on the grant date for an exercise term determined by the committee, not to exceed 10 years from the grant date.  It is our policy to issue new class B common stock upon the exercise of nonstatutory stock options.

In 2003 and 2004, our non-employee directors and certain of our employees were granted options to purchase class B common stock.  These options are exercisable and will remain exercisable for a period of up to seven years from the grant date.  There have been no options granted since 2004.

A summary of stock option activity during the first quarter of 2010 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding and exercisable at March 28, 2010 and December 27, 2009	41,500	$18.18	0.9

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the first quarter of 2010 is zero because the fair market value of our class B common stock on March 28, 2010 was lower than the weighted average exercise price of the options.

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

A summary of SAR activity during the first quarter of 2010 is:

		Weighted	Weighted Average
		Average	Contractual Term
	SARs	Exercise Price	(years)

Outstanding at March 28, 2010 and December 27, 2009	1,083,207	$10.71	7.4

Exercisable at March 28, 2010	909,527	$11.21	7.3

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the first quarter of 2010 is zero because the fair market value of our class B common stock on March 28, 2010 was lower than the weighted average exercise price of the SARs.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and non-employee directors under our 2003 Plan and our 2007 Plan.  Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined.  Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals.  We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date.

A summary of stock grant activity during the first quarter of 2010 is:

		Weighted
		Average
	Shares	Fair Value

Non-vested at December 27, 2009	912,550	$2.20
Granted	249,125	3.60
Vested	(244,467)	2.78
Forfeited	(1,920)	6.64
Non-vested at March 28, 2010	915,288	2.42

Our non-vested restricted stock grants vest from one to five years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.2 years.  The total fair value of shares vesting during the first quarter of 2010 was $679.  There was an aggregate of 648,369 unrestricted and non-vested restricted stock grants issued to our non-employee directors (6,369 shares) and employees (642,000 shares) in the first quarter of 2009 at a weighted average fair value of $0.73 per share, of which 187,162 of the non-vested restricted shares have since vested.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 41,606 class B common shares sold to employees under this plan in the first quarter of 2010 at a weighted average fair value of $3.50.  As of March 28, 2010, there are 2,363,044 shares available for sale under the plan.

7	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2006 through 2009 tax returns are open for federal purposes, and our 2005 through 2009 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Wisconsin for our 2003 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

As of March 28, 2010, our liability for unrecognized tax benefits was $1,075, which, if recognized, $962 would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of March 28, 2010 we had $394 accrued for interest expense and penalties.  During the first quarter of 2010, we recognized $20 in interest expense.

As of March 28, 2010, it is possible for $580 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories at March 28, 2010 and December 27, 2009 consist of the following:

	March 28, 2010	December 27, 2009

Paper and supplies	$1,973	$2,405
Work in process	510	600
Finished goods	280	273
Less obsolescence reserve	(222)	(208)
Inventories, net	$2,541	$3,070

9	NOTES PAYABLE TO BANKS

We have an unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of March 28, 2010 and December 27, 2009, we had borrowings of $134,660 and $151,375, respectively, under the facility at a weighted average rate of 0.89% and 1.00%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the first quarter of 2010.  Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method.

We estimate the fair value of our unsecured revolving facility at March 28, 2010 and December 27, 2009 to be $128,439 and $143,657, respectively, based on discounted cash flows using an interest rate of 4.64% and 4.47%, respectively.  This fair value measurement falls within level 3 of the fair value hierarchy.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	NOTES PAYABLE TO BANKS

The facility includes the following two financial covenants, which remain constant over the term of the agreement:

•      A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization.  As of March 28, 2010, we were in compliance with this financial covenant.

•      An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization to our interest expense.  As of March 28, 2010, we were in compliance with this financial covenant.

10	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  Our maximum potential obligation pursuant to the guarantee is $1,178 as of March 28, 2010.  As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease.  In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expires in May 2011.  In addition, the buyer has assumed certain leases for equipment that we will be providing a guarantee for the remaining lease obligations.  The equipment leases expire in November 2010 and March 2012.  Our maximum potential obligations pursuant to the guarantee and the assumed leases are $930 as of March 28, 2010.

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	First Quarter Ended
	March 28, 2010	March 29, 2009

Service cost	$--	$544
Interest cost	2,085	2,228
Expected return on plan assets	(2,571)	(2,724)
Amortization of:
Unrecognized prior service cost	(41)	(55)
Unrecognized net loss	680	182
Curtailment gain	--	(353)
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$153	$(178)

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	EMPLOYEE BENEFIT PLANS continued

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  Based on recent estimates, we currently do not expect to contribute to our qualified defined benefit pension plan in 2010.  We do expect to contribute $317 and $418 to our unfunded non-qualified pension plan in 2010 and 2011, respectively.

	Other Postretirement Benefits
	First Quarter Ended
	March 28, 2010	March 29, 2009

Service cost	$21	$17
Interest cost	238	270
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net transition obligation	137	137
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$341	$369

12	VARIABLE INTEREST ENTITY

In 2009, the FASB issued amended guidance for consolidating variable interest entities (VIEs).  The guidance amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity.  The guidance also replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amended guidance also requires additional disclosures about a reporting entity’s involvement in VIEs.  We adopted this guidance in the first quarter of 2010.

The impact of this guidance has resulted in the consolidation of an unrelated party, ACE TV, Inc.  The guidance was applied retrospectively with a cumulative-effect adjustment to noncontrolling interest as of the beginning of fiscal year 2010.  We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc including the broadcast license of WACY-TV, pending FCC rule changes and approval.  Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV.  As a result, we have consolidated the net assets of ACE TV, Inc, aggregating $1,164 which consists primarily of a broadcast license and investments.  The investments of ACE TV Inc. can be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. have no recourse to our general credit.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of March 28, 2010.

Amortization expense was $492 for the first quarter ended March 28, 2010, and $491 for the first quarter ended March 29, 2009.  Estimated amortization expense for our next five fiscal years is $1,937 for 2010, $1,579 for 2011, $1,496 for 2012 and $1,377 for 2013 and $1,278 for 2014.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 28, 2010 and December 27, 2009 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 28, 2010
Network affiliation agreements	$26,930	$(6,262)	$20,668
Customer lists	18,206	(16,253)	1,953
Non-compete agreements	15,351	(15,291)	60
Other	4,884	(3,081)	1,803
Total	$65,371	$(40,887)	$24,484

December 27, 2009
Network affiliation agreements	$26,930	$(5,996)	$20,934
Customer lists	18,206	(16,076)	2,130
Non-compete agreements	15,351	(15,286)	65
Other	4,884	(3,037)	1,847
Total	$65,371	$(40,395)	$24,976

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $82,426 and $81,762 as of March 28, 2010 and December 27, 2009, respectively.  The $664 increase in the net carrying amount of our broadcast licenses for the first quarter ended March 28, 2010 reflects the consolidation of a VIE where we have an agreement that is considered to create variable interests in the entity that holds the broadcast license.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
There were no changes in the carrying amount of goodwill for the first quarter ended March 28, 2010.  We currently have $4,285 of goodwill recorded at our community newspapers and shoppers reporting unit and $4,813 of goodwill recorded at our broadcasting reporting unit.  We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	DISCONTINUED OPERATIONS

During the first quarter of 2010, we sold substantially all of the operating assets of our PrimeNet direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida in two transactions with unrelated parties.  On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota, were sold for $123.   Remaining Minnesota-based assets were shutdown in April and accordingly, we expect to record approximately $300 for shutdown related costs in the second quarter of 2010.  In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $700 note repayable over four years and a $147 working capital note repayable over three years.  We recorded receivables of $592 and $129, respectively, representing the fair value of the notes discounted at a market rate of interest.  The consideration received in each transaction approximates the net book value of the assets sold.

The following table summarizes PrimeNet’s results of operations, which are included in the loss from discontinued operations, net in the consolidated statement of earnings for the quarters ended March 28, 2010 and March 29, 2009:

	First Quarter Ended
	March 28, 2010	March 29, 2009

Revenue	$2,144	$5,314
Loss before income taxes	$(687)	$(238)

PrimeNet’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheets at March 28, 2010 and December 27, 2009 consisted of the following:

	March 28, 2010	December 27, 2009

Receivables	$81	$919
Inventories, net	--	386
Prepaid expenses	3	176
Property and equipment, net	25	912
Total assets	$109	$2,393

Accounts payable	$56	$318
Accrued compensation	135	399
Accrued employee benefits	3	44
Other liabilities	73	535
Total liabilities	$267	$1,296

15	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the first quarter of 2010, we recorded a pre-tax charge of $526 for workforce separation benefits.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  We recorded $132 in workforce separation benefits at our former direct marketing services business, which are reported in loss from discontinued operations, net in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the first quarter of 2010 was as follows:

		Charge for	Payments for
	Balance at	Separation	Separation	Balance at
	December 27, 2009	Benefits	Benefits	March 28, 2010

Publishing
Daily newspaper	$1,490	$135	$(762)	$863
Community newspapers and shoppers	26		(11)	15
Total publishing	1,516	135	(773)	878

Broadcasting	149	311	(181)	279
Printing services	24	80	(24)	80

Total	$1,689	$526	$(978)	$1,237

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) corporate.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida.  Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement.  We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

With the reporting of PrimeNet as a discontinued operation, the previously reported “Other” segment has been changed to “Corporate” and now reflects unallocated costs primarily related to corporate executive management and corporate governance. The prior year period has been revised to conform to this change.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the first quarters ended March 28, 2010 and March 29, 2009 and identifiable total assets at March 28, 2010 and December 27, 2009:

	First Quarter Ended
	March 28, 2010	March 29, 2009
Revenue
Publishing	$44,552	$48,124
Broadcasting	42,605	39,215
Printing services	11,635	14,295
Corporate eliminations	(267)	(112)
	$98,525	$101,522

Operating earnings (loss)
Publishing	$3,389	$(612)
Broadcasting	7,719	1,721
Printing services	598	261
Corporate	(1,620)	(1,776)
	$10,086	$(406)

Depreciation and amortization
Publishing	$2,898	$3,052
Broadcasting	3,204	3,355
Printing services	539	528
Corporate	122	135
	$6,763	$7,070

Capital expenditures
Publishing	$412	$569
Broadcasting	1,371	1,470
Printing services	167	126
Corporate	7	3
	$1,957	$2,168

	March 28, 2010	December 27, 2009

Identifiable total assets
Publishing	$133,054	$140,810
Broadcasting	285,249	290,021
Printing service	12,081	13,371
Corporate & discontinued operations	25,356	28,985
	$455,740	$473,187

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 28, 2010, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 27, 2009, as may be amended or supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q:

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

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) printing services; and (iv) corporate.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida.  Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement.  Our interactive media assets build on our strong publishing and broadcasting brands.  We also provide a wide range of commercial printing services, including printing of publications, professional journals and documentation material, through our printing services segment.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Weakness in the automobile industry has resulted in a decline in automotive advertising from historic levels. Reductions in retail and classified run-of-press (ROP) advertising (due in part to department store consolidation, weakened employment and real estate economics and a migration of advertising to the internet), circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.  However, in the first quarter of 2010, the rate of deterioration of these fundamentals has decreased.

Our publishing businesses continued to be challenged in the first quarter of 2010 due to the uncertain economic environment and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their advertising spending in virtually all revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising.  Classified advertising revenue, specifically for employment and real estate, decreased in the first quarter of 2010 compared to the first quarter of 2009.  Retail advertising also decreased in the first quarter of 2010 compared to the first quarter of 2009 with decreases in the communications, airline and travel, furniture and furnishings, finance and insurance, and small-retailers categories.  Retail and classified automotive ROP and online advertising revenue decreased $0.1 million in the first quarter of 2010 compared to the first quarter of 2009, which was at a slower pace than we experienced in previous quarters.  Interactive revenue increased $0.4 million at our publishing businesses in the first quarter of 2010 compared to the first quarter of 2009.  In 2009, our interactive automotive revenue was impacted by our daily newspaper’s transition to a new franchise relationship with CarSoup.com.  Operating earnings at our publishing businesses increased $4.0 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the reduction in the expense platform to better align with a reduced revenue base.  Total expenses decreased $7.5 million, or 15.5%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease of $4.3 million in payroll-related costs, a decrease of $1.3 million in newsprint and paper costs and overall expense reduction initiatives.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  The broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressures primarily in the housing and retail segments and, to a lesser extent, in the automobile segment.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.

Revenue from our broadcasting business increased $3.4 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a $2.2 million increase in Olympic advertising revenue (due to the broadcast of the 2010 Winter Olympics on our NBC affiliates), a $0.7 million increase in political and issue advertising revenue and a $0.4 million increase in retransmission revenue.  We experienced an increase of $1.3 million in automotive advertising in the first quarter of 2010 compared to the first quarter of 2009.  Operating earnings from our broadcasting business were $7.7 million in the first quarter of 2010, an increase of $6.0 million compared to the first quarter of 2009, primarily due to the increase in revenue and the reduction in the expense platform.  Total expenses decreased $2.6 million, or 6.9%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease of $2.5 million in payroll-related costs and overall expense reduction initiatives.

Revenue at our printing services business decreased $2.7 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the effects of the current economic environment on the printing industry and the previously anticipated reduction in revenue from certain printing customers.  Customers are reducing their print volumes, ceasing to print and/or are taking their printing needs out for bid in order to achieve lower pricing.  Operating earnings from our printing services business increased $0.3 million in the first quarter of 2010 compared to the first quarter of 2009 due to decreases in production and payroll-related costs.

For all of our advertising-based businesses, we believe that as the current economic environment improves, advertising revenue will begin to stabilize and eventually increase from its current level.  We do not expect, however, that revenues at our daily newspaper will return to revenue levels reported prior to 2009 given the secular changes affecting the newspaper industry.  In 2010, we do not believe annual revenues in traditional spot advertising in our broadcasting business will return.

Index

Results of Operations

First Quarter Ended March 28, 2010 compared to the First Quarter Ended March 29, 2009

In February 2010, the sales of certain PrimeNet Marketing Services (PrimeNet) operations, our former direct marketing services business, were completed.  As a result, PrimeNet has been reported as a discontinued operation in both periods.  With the reporting of PrimeNet as a discontinued operation, the previously reported “Other” segment has been changed to “Corporate” and now reflects unallocated costs primarily related to corporate executive management and corporate governance. The prior year period has been revised to conform to this change.

Our consolidated revenue in the first quarter of 2010 was $98.5 million, a decrease of $3.0 million, or 3.0%, compared to $101.5 million in the first quarter of 2009. Our consolidated operating costs and expenses in the first quarter of 2010 were $59.8 million,  a decrease of $10.8 million, or 15.2%, compared to $70.6 million in the first quarter of 2009. Our consolidated selling and administrative expenses in the first quarter of 2010 were $28.6 million, a decrease of $2.7 million, or 8.8%, compared to $31.3 million in the first quarter of 2009.

The following table presents our total revenue by segment, total operating costs and expenses and selling and administrative expenses and total operating earnings (loss) as a percent of total revenue for the first quarter of 2010 and the first quarter of 2009:

		Percent of		Percent of
		Total		Total
	2010	Revenue	2009	Revenue
	(dollars in millions)
Revenue:
Publishing	$44.6	45.3%	$48.1	47.4%
Broadcasting	42.6	43.2	39.2	38.6
Printing services	11.6	11.8	14.3	14.1
Corporate eliminations	(0.3)	(0.3)	(0.1)	(0.1)
Total revenue	98.5	100.0	101.5	100.0

Total operating costs and expenses	59.8	60.8	70.6	69.6
Selling and administrative expenses	28.6	29.0	31.3	30.8
Total operating costs and expenses and selling administrative expenses	88.4	89.8	101.9	100.4
Total operating earnings (loss)	$10.1	10.2%	$(0.4)	(0.4)%

In the newspaper industry, classified advertising has historically been the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry.  Classified advertising continues to move away from printed products to online products.  While we offer online products and seek to retain classified advertising, we face increasing competition for this business and are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements.  Our publishing business experienced a 13.6% decrease in classified advertising revenue in the first quarter of 2010 compared to the first quarter of 2009.  Retail advertising revenue decreased 11.6% in the first quarter of 2010 compared to the first quarter of 2009 primarily in consumer-driven categories.  Even though consumer confidence is beginning to increase, consumers are still cautious in regards to spending discretionary income.  The revenue decreases were in the communications, airline and travel, furniture and furnishings, finance and insurance, and small retailer categories. Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting business, advertising revenue increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in Olympic advertising revenue, an increase in political and issue advertising revenue and an increase in retransmission revenue.  The increase in Olympic and political and issue advertising revenue is part of the normal two-year advertising cycle which affects our television stations in particular.  Automotive advertising increased $1.3 million in automotive advertising in the first quarter of 2010 compared to the first quarter of 2009.

The decrease in printing services revenue was primarily due to the effects of the current economic environment and the dynamics of the printing industry.  Revenue from printing publications and revenue from computer-related customers decreased in the first quarter of 2010 compared to the first quarter of 2009.

The decrease in total operating costs and expenses was primarily due to a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives implemented in 2009, a decrease in costs related to the decrease in revenue and a decrease in newsprint and paper costs.  The decrease in selling and administrative expenses was primarily due to decreases in payroll-related costs reflecting the savings from the 2009 workforce reduction initiatives, a decrease bad debt expense, a decrease in legal expenses and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue.

Index

Our consolidated operating earnings were $10.1 million in the first quarter of 2010 compared to an operating loss of $0.4 million in the first quarter of 2009.  The following table presents our operating earnings (loss) by segment for the first quarter of 2010 and the first quarter of 2009:

		Percent of		Percent of
		Total		Total
		Operating		Operating
	2010	Earnings	2009	Loss
	(dollars in millions)

Publishing	$3.4	33.7%	$(0.6)	150.7%
Broadcasting	7.7	76.5	1.7	(423.9)
Printing services	0.6	5.9	0.3	(64.3)
Corporate	(1.6)	(16.1)	(1.8)	437.5
Total operating earnings (loss)	$10.1	100.0%	$(0.4)	100.0%

The increase in total operating earnings was primarily due to the decreases in expenses and the impact from the increase in revenue at our broadcasting businesses, partially offset by the decrease in revenue at our publishing and printing services businesses.

Publishing

Revenue from publishing in the first quarter of 2010 was $44.6 million, a decrease of $3.5 million, or 7.4%, compared to $48.1 million in the first quarter of 2009.  Operating earnings from publishing were $3.4 million in the first quarter of 2010 compared to an operating loss of $0.6 million in the first quarter of 2009.

The following table presents our publishing revenue by category and operating earnings (loss) for the first quarter of 2010 and the first quarter of 2009:

	2010			2009
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$13.8	$4.8	$18.6	$15.1	$5.9	$21.0	(11.6)
Classified	4.9	1.0	5.9	5.7	1.2	6.9	(13.6)
National	1.2	--	1.2	1.4	--	1.4	(12.4)
Direct Marketing	0.1	--	0.1	0.3	--	0.3	(83.7)
Other	--	0.1	0.1	--	0.1	0.1	(28.9)
Total advertising revenue	20.0	5.9	25.9	22.5	7.2	29.7	(13.0)
Circulation revenue	12.5	0.5	13.0	12.6	0.5	13.1	(0.4)
Other revenue	5.0	0.7	5.7	4.5	0.8	5.3	6.3
Total revenue	$37.5	$7.1	$44.6	$39.6	$8.5	$48.1	(7.4)

Operating earnings (loss)	$3.5	$(0.1)	$3.4	$(0.1)	$(0.5)	$(0.6)	NA

Advertising revenue accounted for 58.0% of total publishing revenue in the first quarter of 2010 compared to 61.7% in the first quarter of 2009.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across all of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we have seen a decrease in the average rate per inch of advertising in the first quarter of 2010 compared to the first quarter of 2009.

Retail advertising revenue in the first quarter of 2010 was $18.6 million, a decrease of $2.4 million, or 11.6%, compared to $21.0 million in the first quarter of 2009.  The $1.3 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories, partially offset by an increase in retail online advertising revenue.  Even though consumer confidence is beginning to increase, consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending.  The revenue decreases were in the communications, airline and travel, furniture and furnishings, finance and insurance, and small retailer categories. The same trends persisted in our community newspapers and shoppers business.  The $1.1 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising.

Index

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of ongoing secular trend of classified advertising transitioning to the internet the current economic environment, our publishing businesses experienced a decrease in classified advertising revenue in the first quarter of 2010 compared to the first quarter of 2009.  Classified advertising revenue in the first quarter of 2010 was $5.9 million, a decrease of $1.0 million, or 13.6%, compared to $6.9 million in the first quarter of 2009.  At our daily newspaper, classified advertising revenue decreased $0.8 million, or 13.7%, in the first quarter of 2010 compared to the first quarter of 2009.  Specifically, the employment category decreased $0.4 million, or 20.0%, real estate decreased $0.3 million, or 21.3% and other decreased $0.1 million, or 8.3%.  In the first quarter of 2010, automotive classified advertising revenue was essentially flat compared to the first quarter of 2009.  These revenue decreases were partially offset by an increase in classified online advertising revenue.  The average rate per inch of classified advertising has decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the significant decrease in employment classified revenue which, historically, has been at a higher rate than other categories.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.2 million, or 13.1%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to decrease in automotive, employment and real estate classified advertising revenue.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the first quarter of 2010 was $0.1 million, or 7.5%, compared to the first quarter of 2009.  The decrease in ROP advertising was partially offset by an increase in online advertising revenue.  The increase in online advertising revenue is due to an increase in packages sold to local dealers and regional dealer associations.

Interactive advertising revenue is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue at our publishing businesses was $2.4 million in the first quarter of 2010, an increase of $0.4 million, or 19.2%, compared to $2.0 million in the first quarter of 2009.  In the first quarter of 2010 at our daily newspaper, interactive retail advertising revenue increased 37.9% and interactive classified advertising revenue increased 1.9% compared to the first quarter of 2009.  In 2009, our interactive automotive revenue was impacted by our daily newspaper’s transition to a new franchise relationship with CarSoup.com.

National advertising revenue in the first quarter of 2010 was $1.2 million, a decrease of $0.2 million, or 12.4%, compared to $1.4 million in the first quarter of 2009.  The decrease was primarily due to a decrease in preprint advertising in the business services category, partially offset by an increase in ROP advertising in the health services category.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in the first quarter of 2010, a decrease of $0.2 million, or 83.7%, compared to $0.3 million in the first quarter of 2009.  In May 2009, we shut down the operations of our Milwaukee-area direct marketing facility but we continue to facilitate this service for some of our customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in both the first quarter of 2010 and the first quarter of 2009.

Circulation revenue accounted for 29.2% of total publishing revenue in the first quarter of 2010 compared to 27.2% in the first quarter of 2009.  Circulation revenue of $13.0 million in the first quarter of 2010 decreased $0.1 million, or 0.4%, compared to $13.1 million in the first quarter of 2009.  The decrease was primarily due to a decrease in the number of Sunday and daily copies sold for both home delivery and single copy.  Partailly offsetting this decrease was an increase in revenue for the “TV Cue” section, a product which is now priced separately and delivered with the Sunday edition, and the impact from price increases implemented in 2009.  At our community newspapers and shoppers business, circulation revenue of $0.5 million in the first quarter of 2010 was even compared to the first quarter of 2009.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 12.8% of total publishing revenue in the first quarter of 2010 compared to 11.1% in the first quarter of 2009.  Other revenue was $5.7 million in the first quarter of 2010, an increase of $0.4 million, or 6.3%, compared to $5.3 million in the first quarter of 2009.  The $0.5 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new printing customers for which we began printing in the second half of 2009.

Publishing operating earnings in the first quarter of 2010 were $3.4 million, an increase of $4.0 million compared to an operating loss of $0.6 million in the first quarter of 2009.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to do so in the first quarter of 2010.  Total expenses decreased $7.5 million, or 15.5%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease of $4.3 million in payroll-related costs.  Excluding payroll-related costs, operating costs and expenses decreased $2.9 million in the first quarter of 2010 compared to the first quarter of 2009, the most significant of which was newsprint and paper costs, costs related to the total market coverage (TMC) product (which was transitioned from mail delivery to carrier delivery in 2009) and a decrease in delivery costs.  Total newsprint and paper costs for our publishing businesses in the first quarter of 2010 were $3.9 million, a decrease of $1.3 million, or 25.7%, compared to $5.2 million in the first quarter of 2009 due to a 23.9% decrease in average newsprint pricing per metric ton and a 2.9% decrease in newsprint consumption.

Index

Broadcasting

Revenue from broadcasting in the first quarter of 2010 was $42.6 million, an increase of $3.4 million, or 8.6%, compared to $39.2 million in the first quarter of 2009.  Operating earnings from broadcasting in the first quarter of 2010 was $7.7 million, an increase of $6.0 million, or 348.5%, compared to $1.7 million in the first quarter of 2009.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2010 and the first quarter of 2009:

	2010			2009			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$28.4	$14.2	$42.6	$26.0	$13.2	$39.2	8.6

Operating earnings	$5.1	$2.6	$7.7	$0.6	$1.1	$1.7	348.5

Revenue from our television stations in the first quarter of 2010 was $28.4 million, an increase of $2.4 million, or 9.4%, compared to $26.0 million in the first quarter of 2009.  We experienced a revenue increase in all but two of our television markets.  Compared to the first quarter of 2009, Olympic advertising revenue increased $2.2 million, or 100.0%, due to the broadcast of the 2010 Winter Olympics on our NBC affiliates in the first quarter of 2010; political and issue advertising revenue increased $0.7 million; and retransmission revenue increased $0.4 million, or 28.3%.  Partially offsetting these revenue increases was a decrease in local advertising revenue of $0.5 million, or 2.7%, and national advertising revenue of $0.3 million, or 4.9%.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.  We have television stations in a number of states with competitive political races in 2010; however, in the current economic environment, we cannot predict that our rates will increase if the demand for our available inventory increases.

Our television stations experienced revenue increases in a number of categories, specifically automotive, medical, media, professional services, retail and home improvement, partially offset by decreases in the communications, furniture and electronics and casino and gambling categories.  Automotive advertising revenue represented 16.9% of television advertising revenue in the first quarter of 2010 compared to 14.0% in the first quarter of 2009.  Automotive advertising revenue increased $1.2 million, or 32.6%, in the first quarter of 2010 compared to the first quarter of 2009 as we believe the automobile industry is rebounding slightly over 2009.  In an effort to overcome the decrease in traditional spot advertising revenue, our television stations are working to grow their customer base by increasing developmental revenue.  Developmental revenue refers to non cost-per-point advertising programs which attract new and non-traditional advertisers, including creating new local content and programs that converge television with digital.  Developmental revenue for our television stations increased $0.1 million in the first quarter of 2010 compared to the first quarter of 2009.  Throughout 2010, we expect to launch additional developmental programs across more of our television markets.  Interactive revenue was $0.3 million in both the first quarter of 2010 and the first quarter of 2009.  Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our television stations in the first quarter of 2010 were $5.1 million, an increase of $4.5 million, or 739.6%, compared to $0.6 million in the first quarter of 2009. The increase in operating earnings was primarily due to the decrease in expenses and the impact from the increase in advertising revenue.  Our television stations continue to reduce their expense platform. Total television expenses in the first quarter of 2010 were $23.3 million, a decrease of $2.1 million, or 8.3%, compared to $25.4 million in the first quarter of 2009.  The decrease in total television expenses was primarily due to a decrease of $1.8 million in payroll-related costs and a decrease in programming and syndicated expenses.

Revenue from our radio stations in the first quarter of 2010 was $14.2 million, an increase of $1.0 million, or 7.1%, compared to $13.2 million in the first quarter of 2009.  We experienced a revenue increase all but two of our radio markets.  Compared to the first quarter of 2009, local advertising revenue increased $0.7 million, or 5.9%, due to the broadcast of two additional Green Bay Packers games in the first quarter of 2010; national advertising revenue increased $0.1 million, or 12.7%; and other revenue increased $0.1 million or 32.1%.  Our radio experienced revenue increases in a number of categories, specifically, financial, medical, professional services, hotel and gambling and automotive, partially offset by decreases in home improvement, and recreation.  Automotive advertising represented 12.3% of radio advertising revenue in the first quarter of 2010 compared to 12.5% in the first quarter of 2009.  Automotive advertising revenue increased $0.1 million, or 5.2%, in the first quarter of 2010 compared to the first quarter of 2009 as the automobile industry is rebounding slightly over 2009.   In an effort to overcome the decrease in traditional spot advertising revenue, our radio stations are working to grow their customer base by increasing developmental revenue.  Developmental revenue increased $0.7 million in the first quarter of 2010 compared to the first quarter of 2009.  Interactive revenue was $0.4 million in the first quarter of 2010, a decrease of $0.1 million, or 14.7%, compared to $0.5 million in the first quarter of 2009.  Both interactive and developmental revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the first quarter of 2010 were $2.6 million, an increase of $1.5 million, or 132.1%,  compared to $1.1 million in the first quarter of 2009.  The increase in operating earnings was primarily due to a decrease in expenses and the impact from the increase in advertising revenue.  Our radio stations continue to reduce their expense platform.  Total radio expenses in the first quarter of 2010 were $11.6 million, a decrease of $0.5 million, or 4.1%, compared to $12.1 million in the first quarter of 2009.  The decrease in total radio expenses was primarily due to a decrease of $0.7 million in payroll-related costs, a decrease in bad debt expense, a decrease in legal fees and a decrease in advertising and promotion expenses.  Partially offsetting these expense decreases was an increase in sports rights fees due to the broadcast of additional Green Bay Packers games and a charge recorded for the expected loss from the broadcast rights fee of a sports contract.

Index

Printing Services

Revenue from printing services in the first quarter of 2010 was $11.6 million, a decrease of $2.7 million, or 18.6%, compared to $14.3 million in the first quarter of 2009.  Operating earnings from printing services in the first quarter of 2010 were $0.6 million, an increase of $0.3 million, or 129.1%, compared to $0.3 million in the first quarter of 2009.

The decrease in printing services revenue was primarily due to the dynamics of the printing industry.  Revenue from printing publications and revenue from computer-related customers decreased in the first quarter of 2010 compared to the first quarter of 2009.  Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing.  Certain of our customers are able to achieve lower pricing from our competitors due to overcapacity within the printing industry in addition to the consolidation of printing businesses.

The increase in operating earnings from printing services was primarily due to employee, operating and production related cost reduction initiatives.  These cost savings were partially offset by the impact from the decrease in revenue.

Corporate

Revenue and expense eliminations in the first quarter of 2010 were $0.3 million compared to $0.1 million in the first quarter of 2009.  The unallocated expenses were $1.6 million in the first quarter of 2010 compared to $1.8 million in the first quarter of 2009.  Whereas previously all of our corporate expenses were fully allocated to our reporting segments, the corporate segment now reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.

Other Income and Expense and Taxes

Interest income was insignificant in the first quarter of 2010.  Interest expense was $0.6 million in the first quarter of 2010 compared to $0.8 million in the first quarter of 2009.  The decrease was due to a decrease in both the average borrowings during the year and the interest rate on our borrowings. Amortization of deferred financing costs was $0.1 million in the first quarter of 2010 and the first quarter of 2009.

Our effective tax rate was 40.1% in the first quarter of 2010 compared to an effective tax benefit rate of 121.4% in the first quarter of 2009.  In 2009, the effective tax benefit rate was impacted by a settlement with the Wisconsin Department of Revenue (WDR) and the loss from continuing operations.  The settlement with the WDR had a $1.2 million impact on our effective tax rate in 2009.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $0.4 million in the first quarter of 2010 compared to $0.1 million in the first quarter of 2009.  Income tax benefit was $0.3 million in the first quarter of 2010 compared to $0.1 million in the first quarter of 2009.

Revenue from PrimeNet in the first quarter of 2010 was $2.1 million compared to $5.3 million in the first quarter of 2009.
We recorded a $0.4 million net loss from its operations in the first quarter of 2010 compared to $0.1 million net loss from its operations in the first quarter of 2009.

During the first quarter of 2010, we sold substantially all of the operating assets of our PrimeNet direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida in two transactions with unrelated parties.  On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota, were sold for $123.   Remaining Minnesota-based assets were shutdown in April and accordingly, we expect to record approximately $300 for shutdown related costs in the second quarter of 2010.  In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $700 note repayable over four years and a $147 working capital note repayable over three years.  We recorded receivables of $592 and $129, respectively, representing the fair value of the notes discounted at a market rate of interest.  The consideration received in each transaction approximates the net book value of the assets sold.

Net Earnings

Our net earnings in the first quarter of 2010 were $5.3 million compared to $0.1 million in the first quarter of 2009.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and by the decrease in interest expense, partially offset by the increase in income tax expense and the increase in loss from discontinued operations.

Index

Earnings (Loss) per Share for Class A and B Common Stock

In the first quarter of 2010, basic and diluted net earnings per share of class A and B common stock were $0.09 for both.  This compared to net loss per share of $0.01 for both in the first quarter of 2009.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.10 for both in the first quarter of 2010.  Basic and diluted loss per share from continuing operations was $0.01 for both in the first quarter of 2009.  Basic and diluted loss per share from discontinued operations was $0.01 for both in the first quarter of 2010.

Liquidity and Capital Resources

Cash balances were $2.6 million as of March 28, 2010.  We believe our expected cash flows from operations and borrowings available under our credit facility, which were $142.0 million as of March 28, 2010, will meet our needs for the next twelve months.

We have an unsecured revolving credit facility that expires on June 2, 2011.  The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  At March 28, 2010 and December 27, 2009, we had borrowings of $134.7 million and $151.4 million, respectively, under the facility at a weighted average rate of 0.89% and 1.00%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the first quarter of 2010.  Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method.  The facility includes the following two financial covenants, which remain constant over the term of the agreement:

•      A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization.   As of March 28, 2010, our consolidated funded debt ratio was 1.95-to-1, resulting in a current maximum borrowing capacity of $276.7 million.  As of March 28, 2010, we were able to borrow an additional $142.0 million under our credit facility.  Our future borrowing capacity is subject to change due to changes in our future operating results.

•      An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization to our interest expense.  As of March 28, 2010, our interest coverage ratio was 26.84–to-1.

Although our unsecured revolving credit facility is not up for renewal until June 2, 2011, we continue to have ongoing discussions with our relationship banks to explore our options, including optimal timing, particularly given the current conditions in the credit markets.  We are evaluating our future credit needs and if there is an opportunity to exchange a portion of our expected funding requirements for a fixed-term amount at a competitive fixed interest rate or extend the current agreement prior to June 2, 2011, we will consider it.  If this does not occur prior to the end of the second quarter of 2010, our unsecured revolving credit facility will be classified as a current liability on our consolidated condensed balance sheet as of June 27, 2010.

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

Index

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for the first quarter of 2010 and the first quarter 2009:

	First Quarter Ended
	March 28, 2010	March 29, 2009
	(dollars in millions)

Net earnings	$5.3	$0.1
Loss from discontinued operations, net	0.4	0.1
Provision (benefit) for income taxes	3.8	(1.4)
Total other expense, net	0.6	0.8
Depreciation	6.2	6.6
Amortization	0.5	0.5
Adjusted EBITDA	$16.8	$6.7

Adjusted EBITDA for the four fiscal quarter period proceeding March 28, 2010 was $69.2 million.  We expect to be able to continue to pay down debt over the next 12 months and to stay within our debt covenants.

We have $2.5 million of standby letters of credit for business insurance purposes.

In February 2009, we suspended our matching contribution to our 401(k) plan through at least the middle of 2010.  In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the annual employer contribution for all active employees for 18 months beginning July 1, 2009.  In April 2009, a 6% employee-wage reduction program was initiated for most full-time employees for the remainder of 2009.  We plan to maintain the reduced compensation levels through the first half of 2010.  We expect these actions to save approximately $1.7 million in cash, net of taxes, in 2010.  These actions, along with our workforce reduction initiatives, were taken in order to offset decreases in revenue and to help maintain financial flexibility in this difficult economic environment.  During 2009 and the first quarter of 2010, we paid down debt by $80.4 million.

In 2009, we made significant progress to align our costs with the changing nature of our businesses, and we continued in the first quarter of 2010.  The ongoing costs associated with workforce reductions during the first quarter of 2010 were as follows:

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at March 28, 2010
	(dollars in millions)
Publishing
Daily newspaper	$1.5	$0.1	$(0.8)	$0.8
Total publishing	1.5	0.1	(0.8)	0.8

Broadcasting	0.2	0.3	(0.2)	0.3
Printing services	--	0.1	--	0.1

Total	$1.7	$0.5	$(1.0)	$1.2

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment at the time.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  As of the end of the first quarter of 2010, we have $1.9 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Cash Flow

Continuing Operations

In 2010, our primary intention for the use of our cash continues to be the reduction of debt.  We are accomplishing this, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.

Cash provided by operating activities was $17.5 million in the first quarter of 2010 compared to $17.6 million in the first quarter of 2009.  The increase was primarily due to the increase in earnings in the first quarter of 2010 compared to the first quarter of 2009.  The first quarter of 2009 included $3.6 million of income tax refunds.

Index

Cash used for investing activities was $1.9 million in the first quarter of 2010 compared to $2.2 million in the first quarter of 2009.  Capital expenditures were $2.0 million in the first quarter of 2010 compared to $2.2 million in the first quarter of 2009.  Our capital expenditures at our daily newspaper in the first quarter of 2010 related primarily to production equipment and building improvements.  Our capital expenditures in our broadcasting segment in the first quarter of 2010 related primarily to completing a tower replacement which was destroyed in an ice storm in 2009 and various technology upgrades.  In 2009, we received $2.0 million in insurance proceeds for our tower replacement that was destroyed in an ice storm.  We believe these expenditures will help us to better serve our advertisers, viewers and listeners and will help to facilitate our cost control initiatives.  In 2010, our capital expenditures are expected to increase slightly over the amount of capital expenditures in 2009.  We currently expect to receive an additional $0.6 million in insurance proceeds in 2010 and $0.2 million in proceeds from the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.

Cash used for financing activities was $16.5 million in the first quarter of 2010 compared to $16.1 million in the first quarter of 2009.  Borrowings under our credit facility in the first quarter of 2010 were $27.0 million and we made payments of $43.7 million, reflecting a $16.7 million decrease in our debt outstanding compared to borrowings of $36.1 million and payments of $50.8 million in the first quarter of 2009.  We did not pay cash dividends in the first quarter of 2010 while we paid $1.5 million in cash dividends in the first quarter of 2009.

Discontinued Operations

Cash provided by discontinued operations was $0.1 million in the first quarter of 2010 compared to cash used for discontinued operations of $0.5 million in the first quarter of 2009.  The increase was due to the proceeds received for the sale of certain direct mail and mail services operations of our direct marketing services business located in St. Paul, Minnesota.

New Accounting Standards

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures.  The guidance requires new disclosures about the transfers between Levels 1 and 2 and clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used for fair value measurements which fall in either Level 2 or 3.  This guidance is effective for interim and annual periods beginning after December 15, 2009.  We adopted this guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.  The guidance also requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

In 2009, the FASB issued amended guidance for consolidating variable interest entities (VIEs).  The guidance amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity.  The guidance also replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amended guidance also requires additional disclosures about a reporting entity’s involvement in VIEs.  We adopted this guidance in the first quarter of 2010. The impact of this guidance has resulted in the consolidation of an unrelated party, ACE TV, Inc.  The guidance was applied retrospectively with a cumulative-effect adjustment to noncontrolling interest as of the beginning of fiscal year 2010.  See Note 12 to our unaudited consolidated condensed financial statements.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 27, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 27, 2009.

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

Index

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 27, 2009, except for the revised risk factor presented below.

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

Index

Specifically, in March 2010 the FCC submitted a National Broadband Plan (the “Plan”) to Congress in response to a Congressional directive. The Plan recommends that the FCC make 500 MHz of spectrum available for wireless broadband use within the next ten years and that 300 MHz of spectrum be made available for wireless broadband within five years. The Plan recommends the reallocation of 120 MHz of the 300 MHz spectrum currently allocated to the TV band for broadband use. Several of the proposals in the Plan regarding this reallocation could impact the operation of our television stations. To obtain 36 MHz of spectrum, the Plan recommends that the FCC “repack” television stations to make more efficient use of the bandwidth allocated to broadcast television. This proposal, if implemented, could result in a decrease in the interference protection that our stations enjoy. To obtain the remaining 84 MHz from TV broadcasting, the Plan recommends several options, including authorizing broadcast TV stations to relinquish bandwidth voluntarily for auction to third parties or to share channels with other TV stations. If enough TV stations do not relinquish bandwidth, the Plan recommends that the government assess spectrum usage fees against commercial broadcast television stations. Many of the Plan’s proposals cannot be implemented unless Congress changes existing law. Other proposals require the FCC to initiate formal rulemaking proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit	No. Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: May 10, 2010	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: May 10, 2010	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer