Form 10-Q
period 2010-06-27
JOURNAL COMMUNICATIONS INC
filed 2010-08-11
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 27, 2010
or

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
Yes  ☐ No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2010 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at August 4, 2010
Class A Common Stock	42,891,678
Class B Common Stock	8,880,097.684
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 27, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$2,684	$3,369
Investments of variable interest entity	500	--
Receivables, less allowance for doubtful accounts of $3,600 and $4,198	57,035	62,543
Inventories, net	2,667	3,070
Prepaid expenses	4,842	3,497
Syndicated programs	3,907	7,983
Deferred income taxes	4,166	4,899
Assets of discontinued operations	--	2,393
Total Current Assets	75,801	87,754

Property and equipment, at cost, less accumulated depreciation of $243,683 and $247,745	194,492	201,541
Syndicated programs	2,273	3,285
Goodwill	9,098	9,098
Broadcast licenses	82,426	81,762
Other intangible assets, net	23,997	24,976
Deferred income taxes	58,384	63,368
Other assets	1,680	1,403
Total Assets	$448,151	$473,187

Liabilities And Equity
Current liabilities:
Accounts payable	$23,898	$23,963
Accrued compensation	13,474	13,564
Notes payable to banks	117,815	--
Accrued employee benefits	6,238	5,642
Deferred revenue	15,202	15,353
Syndicated programs	5,215	9,944
Other current liabilities	8,087	7,437
Current portion of long-term liabilities	552	440
Current liabilities of discontinued operations	--	1,296
Total Current Liabilities	190,481	77,639

Accrued employee benefits	61,695	63,268
Syndicated programs	4,584	6,250
Long-term notes payable to banks	--	151,375
Other long-term liabilities	4,682	3,580
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at June 27, 2010 and December 27, 2009	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at June 27, 2010 and December 27, 2009	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 8,874,950.684 shares at June 27, 2010 and 9,642,293 shares at December 27, 2009	166	174
Class A – authorized 170,000,000 shares; issued and outstanding: 42,862,890 shares at June 27, 2010 and 41,783,044 shares at December 27, 2009	429	418
Additional paid-in capital	259,522	258,413
Accumulated other comprehensive loss	(33,604)	(34,487)
Retained earnings	67,714	55,239
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Journal Communications, Inc. shareholders’ equity	185,545	171,075
Noncontrolling interest	1,164	--
Total Equity	186,709	171,075
Total Liabilities And Equity	$448,151	$473,187

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Revenue:
Publishing	$47,386	$49,433	$91,938	$97,557
Broadcasting	47,012	43,742	89,617	82,957
Printing services	10,112	11,240	21,747	25,535
Corporate eliminations	(124)	(156)	(391)	(268)
Total revenue	104,386	104,259	202,911	205,781

Operating costs and expenses:
Publishing	28,552	32,060	57,499	66,876
Broadcasting	22,300	21,911	43,896	45,412
Printing services	8,196	9,832	17,800	22,259
Corporate eliminations	(124)	(168)	(391)	(282)
Total operating costs and expenses	58,924	63,635	118,804	134,265

Selling and administrative expenses	31,047	31,105	59,606	62,403
Broadcast license impairment	--	18,975	--	18,975
Total operating costs and expenses and selling and administrative expenses	89,971	113,715	178,410	215,643

Operating earnings (loss)	14,415	(9,456)	24,501	(9,862)

Other income and (expense):
Interest income	25	--	33	--
Interest expense	(543)	(737)	(1,106)	(1,549)
Total other income and (expense)	(518)	(737)	(1,073)	(1,549)

Earnings (loss) from continuing operations before income taxes	13,897	(10,193)	23,428	(11,411)

Provision (benefit) for income taxes	5,578	(5,665)	9,401	(7,144)

Earnings (loss) from continuing operations	8,319	(4,528)	14,027	(4,267)

Loss from discontinued operations, net of $154, $213, $436 and $311 applicable income tax benefit, respectively	(219)	(304)	(624)	(444)

Net earnings (loss)	$8,100	$(4,832)	$13,403	$(4,711)

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$0.14	$(0.10)	$0.24	$(0.10)
Discontinued operations	--	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.14	$(0.11)	$0.23	$(0.11)

Diluted – Class A and B common stock:
Continuing operations	$0.14	$(0.10)	$0.24	$(0.10)
Discontinued operations	--	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.14	$(0.11)	$0.23	$(0.11)

Basic and diluted – Class C common stock:
Continuing operations	$0.28	$0.14	$0.52	$0.28
Discontinued operations	--	--	(0.01)	--
Net earnings	$0.28	$0.14	$0.51	$0.28

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
Two Quarters Ended June 27, 2010
(in thousands, except per share amounts)

	Preferred Stock				Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Treasury Stock, at cost
		Common Stock
		Class C	Class B	Class A						Total

Balance at December 27, 2009	$-	$33	$174	$418	$258,413	$(34,487)	$55,239	$-	$(108,715)	$171,075

Net earnings							5,303			5,303
Change in pension and postretirement (net of deferred tax of $280)						441				441
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			2		30					32
Employee stock purchase plan			1		162					163
Shares withheld from employees for tax withholding			(1)		(267)					(268)
Stock-based compensation					294					294
Consolidation of variable interest entity								1,164		1,164
Income tax benefits from vesting of non-vested restricted stock					95					95

Balance at March 28, 2010	-	33	172	422	258,727	(34,046)	60,078	1,164	(108,715)	177,835

Net earnings							8,100			8,100
Change in pension and postretirement (net of deferred tax of $278)						442				442
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(7)	7						-
Stock grants			1		493					494
Stock-based compensation					302					302

Balance at June 27, 2010	$-	$33	$166	$429	$259,522	$(33,604)	$67,714	$1,164	$(108,715)	$186,709

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
Two Quarters Ended June 28, 2009
(in thousands, except per share amounts)

	Preferred Stock				Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Treasury Stock, at cost
		Common Stock
		Class C	Class B	Class A						Total

Balance at December 28, 2008	$-	$33	$183	$406	$256,716	$(34,355)	$53,794	$-	$(108,715)	$168,062
Net earnings							121			121
Change in pension and postretirement (net of deferred tax expense of $962)						1,438				1,438
Dividends declared:
Class C ($0.142 per share)							(464)			(464)
Class B ($0.02 per share)							(200)			(200)
Class A ($0.02 per share)							(812)			(812)
Issuance of shares:
Conversion of class B to class A			(1)	1						-
Stock grants					10					10
Employee stock purchase plan			1		209					210
Shares withheld from employees for tax withholding					(20)					(20)
Stock-based compensation					325		1			326

Balance at March 29, 2009	-	33	183	407	257,240	(32,917)	52,440	-	(108,715)	168,671

Net earnings							(4,832)			(4,832)
Change in pension and postretirement (net of deferred tax benefit of $176)						(258)				(258)
Dividends declared:
Class C ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(2)	2						-
Stock grants					73					73
Stock-based compensation					328		5			333

Balance at June 28, 2009	$-	$33	$181	$409	$257,641	$(33,175)	$47,149	$-	$(108,715)	$163,523

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 27, 2010	June 28, 2009

Cash flow from operating activities:
Net earnings	$13,403	$(4,711)
Less loss from discontinued operations	(624)	(444)
Earnings from continuing operations	14,027	(4,267)
Adjustments for non-cash items:
Depreciation	12,498	13,112
Amortization	979	987
Broadcast license impairment	--	18,975
Provision for doubtful accounts	313	1,920
Deferred income taxes	5,254	(2,478)
Non-cash stock-based compensation	1,104	736
Curtailment gains for defined benefit pension and other postretirement benefit plans	--	(353)
Net (gain) loss from disposal of assets	109	(1,630)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	5,425	16,597
Inventories	403	2,083
Accounts payable	(131)	2,909
Other assets and liabilities	(2,090)	(1,614)
Net Cash Provided By Operating Activities	37,891	46,977

Cash flow from investing activities:
Capital expenditures for property and equipment	(5,822)	(3,757)
Insurance proceeds and proceeds from sales of assets	731	1,042
Acquisition of business	--	(6,593)
Proceeds from sale of business	17	--
Net Cash Used For Investing Activities	(5,074)	(9,308)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	43,645	69,615
Payments on long-term notes payable to banks	(77,205)	(106,420)
Proceeds from issuance of common stock	146	189
Income tax benefits from vesting of non-vested restricted stock	95	--
Cash dividends	--	(1,476)
Net Cash Used For Financing Activties	(33,319)	(38,092)

Cash from discontinued operations:
Net operating activities of discontinued operations	(298)	(147)
Net investing activities of discontinued operations	115	(42)
Net Cash used for Discontinued Operations	(183)	(189)

Net Decrease In Cash And Cash Equivalents	(685)	(612)

Cash and cash equivalents:
Beginning of year	3,369	4,040
At June 27, 2010 and June 28, 2009	$2,684	$3,428

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, have been reflected as discontinued operations in our consolidated condensed financial statements.  The balance sheet at December 27, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the second quarter and two quarters ended June 27, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 26, 2010.  You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2009.

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

The following table sets forth the computation of basic earnings (loss) per share under the two-class method.

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Numerator for basic earnings (loss) from continuing operations for each class of common stock and non-vested restricted stock:
Earnings (loss) from continuing operations	$8,319	$(4,528)	$14,027	$(4,267)
Less dividends declared or accrued:
Class A and B	--	--	--	1,006
Class C	464	464	928	928
Non-vested restricted stock	--	(5)	--	1
Total undistributed earnings (loss) from continuing operations	$7,855	$(4,987)	$13,099	$(6,202)
Class A and B undistributed earnings (loss) from continuing operations	$7,257	$(4,987)	$12,099	$(6,202)
Class C undistributed earnings from continuing operations	466	--	778	--
Non-vested restricted stock undistributed earnings from continuing operations	132	--	222	--
Total undistributed earnings (loss) from continuing operations	$7,855	$(4,987)	$13,099	$(6,202)
Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--	$--	$1,006
Class A and B undistributed earnings (loss)	7,257	(4,987)	12,099	(6,202)
Numerator for basic earnings (loss) from continuing operations per class A and B common stock	$7,257	$(4,987)	$12,099	$(5,196)

Numerator for basic earnings from continuing operations per class C common stock:
Dividends paid or accrued on class C	$464	$464	$928	$928
Class C undistributed earnings	466	--	778	--
Numerator for basic earnings from continuing operations per class C common stock	$930	$464	$1,706	$928

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,784	50,317	50,700	50,294
Class C	3,264	3,264	3,264	3,264

Basic earnings (loss) per share from continuing operations
Class A and B	$0.14	$(0.10)	$0.24	$(0.10)
Class C	$0.28	$0.14	$0.52	$0.28

Numerator for basic loss from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed loss from discontinued operations	$(219)	$(304)	$(624)	$(444)

Undistributed loss from discontinued operations:
Class A and B	$(203)	$(304)	$(576)	$(444)
Class C	(13)	--	(37)	--
Non-vested restricted stock	(3)	--	(11)	--
Total undistributed loss from discontinued operations	$(219)	$(304)	$(624)	$(444)

Denominator for basic loss from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,784	50,317	50,700	50,294
Class C	3,264	3,264	3,264	3,264

Basic loss per share from discontinued operations
Class A and B	$--	$(0.01)	$(0.01)	$(0.01)
Class C	$--	$--	$(0.01)	$--

Numerator for basic net earnings (loss) for each class of common stock:
Net earnings	$8,100	$(4,832)	$13,403	$(4,711)
Less dividends declared or accrued:
Class A and B	--	--	--	1,006
Class C	464	464	928	928
Non-vested restricted stock	--	(5)	--	1
Total undistributed net earnings (loss)	$7,636	$(5,291)	$12,475	$(6,646)

Undistributed net earnings (loss):
Class A and B	$7,054	$(5,291)	$11,523	$(6,646)
Class C	453	--	741	--
Non-vested restricted stock	129	--	211	--
Total undistributed net earnings (loss)	$7,636	$(5,291)	$12,475	$(6,646)

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends declared on class A and B	$--	$--	$--	$1,006
Class A and B undistributed net earnings (loss)	7,054	(5,291)	11,523	(6,646)
Numerator for basic net earnings (loss) per class A and B common stock	$7,054	$(5,291)	$11,523	$(5,640)

Numerator for basic net earnings per class C common stock:
Dividends paid or accrued on class C	$464	$464	$928	$928
Class C undistributed net earnings	453	--	741	--
Numerator for basic net earnings per class C common stock	$917	$464	$1,669	$928

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,784	50,317	50,700	50,294
Class C	3,264	3,264	3,264	3,264

Basic net earnings (loss) per share:
Class A and B	$0.14	$(0.11)	$0.23	$(0.11)
Class C	$0.28	$0.14	$0.51	$0.28

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.  For the second quarter and two quarters of 2010, 454 and 434 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Numerator for diluted net earnings (loss) per share:
Dividends on class A and B common stock	$--	$--	$--	$1,006
Total undistributed earnings from continuing operations	7,257	(4,987)	12,099	(6,202)
Total undistributed (loss)from discontinued operations	(203)	(304)	(576)	(444)
Net earnings (loss)	$7,054	$(5,291)	$11,523	$(5,640)

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share per share amounts)

4	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding – class A and B	50,784	50,317	50,700	50,294

Diluted earnings (loss) per share:
Continuing operations	$0.14	$(0.10)	$0.24	$(0.10)
Discontinued operations	--	(0.01)	(0.01)	(0.01)
Net earnings	$0.14	$(0.11)	$0.23	$(0.11)

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

5	COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net earnings	$8,100	$(4,832)	$13,403	$(4,711)
Change in pension and post-retirement (net of tax)	442	(258)	883	1,180
Comprehensive income (loss)	$8,542	$(5,090)	$14,286	$(3,531)

6	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of June 27, 2010, there are 2,933,357 shares available for issuance under the 2007 Plan.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

During the second quarter and two quarters ended June 27, 2010, we recognized $806 and $1,141, respectively, in stock-based compensation expense, including $0 and $19, respectively, recorded in loss from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 27, 2010 was $324 and $458, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of June 27, 2010, total unrecognized compensation cost related to stock-based compensation awards was $1,588 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years.  Stock-based compensation expense is reported in selling and administrative expenses and loss from discontinued operations in our consolidated statements of operations.

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

A summary of stock option activity during the two quarters of 2010 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding and exercisable at June 27, 2010 and December 27, 2009	41,500	$18.18	0.6

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the second quarter of 2010 is zero because the fair market value of our class B common stock on June 27, 2010 was lower than the weighted average exercise price of the options.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the two quarters of 2010 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding at June 27, 2010 and December 27, 2009	1,083,207	$10.71	7.1

Exercisable at June 27, 2010	909,527	$11.21	7.0

The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the second quarter of 2010 is zero because the fair market value of our class B common stock on June 27, 2010 was lower than the weighted average exercise price of the SARs.

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

A summary of stock grant activity during the two quarters of 2010 is:

	Shares	Weighted Average Fair Value

Non-vested at December 27, 2009	912,550	$2.20
Granted	344,853	4.24
Vested	(328,195)	3.58
Forfeited	(3,320)	6.48
Non-vested at June 27, 2010	925,888	2.46

Our non-vested restricted stock grants vest from one to five years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.2 years.  The total fair value of shares vesting during the two quarters of 2010 was $1,173.  There was an aggregate of 695,466 unrestricted and non-vested restricted stock grants issued to our non-employee directors (53,466 shares) and employees (642,000 shares) in the two quarters of 2009 at a weighted average fair value of $0.78 per share, of which 179,835 of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 41,606 class B common shares sold to employees under this plan in the two quarters of 2010 at a weighted average fair value of $3.50.  As of June 27, 2010, there are 2,363,044 shares available for sale under the plan.

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

As of June 27, 2010, our liability for unrecognized tax benefits was $1,075, which, if recognized, $961 would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of June 27, 2010 we had $415 accrued for interest expense and penalties.  During the two quarters of 2010, we recognized $41 in interest expense.

As of June 27, 2010, it is possible for $593 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories at June 27, 2010 and December 27, 2009 consist of the following:

	June 27, 2010	December 27, 2009

Paper and supplies	$2,132	$2,405
Work in process	469	600
Finished goods	275	273
Less obsolescence reserve	(209)	(208)
Inventories, net	$2,667	$3,070

9	NOTES PAYABLE TO BANKS

We have an unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of June 27, 2010 and December 27, 2009, we had borrowings of $117,815 and $151,375, respectively, under the facility at a weighted average rate of 0.89% and 1.00%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the two quarters of 2010.  Fees in connection with the facility of $1,717 are being amortized over the term of the facility using the straight-line method.

We estimate the fair value of our unsecured revolving facility at June 27, 2010 and December 27, 2009 to be $114,011 and $143,657, respectively, based on discounted cash flows using an interest rate of 4.12% and 4.47%, respectively.  This fair value measurement falls within Level 3 of the fair value hierarchy.

The facility includes the following two financial covenants, which remain constant over the term of the agreement:

●
A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization.  As of June 27, 2010, we were in compliance with this financial covenant.

●
An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization to our interest expense.  As of June 27, 2010, we were in compliance with this financial covenant.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	NOTES PAYABLE TO BANKS continued

While we have classified our unsecured revolving credit facility as a current liability in our consolidated condensed balance sheet at June 27, 2010, we are in the process of extending our existing credit facility on a long-term basis and expect to finalize the agreement in the near future.  If we are unable to extend our existing credit facility before the agreement expires on June 2, 2011, we may have to replace our credit facility with one or more capital sources that might contain more restrictive financial and operating terms.  If we are unable to obtain alternative sources of capital, it may be necessary to significantly restructure our business.

Given the current economic environment, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to extend our existing credit facility on a long-term basis and operate our businesses and we may be forced to take the actions described above.  We continue to monitor the financial status of our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to extend our existing credit facility or fund future borrowing requests.

10	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  Our maximum potential obligation pursuant to the guarantee is $1,137 as of June 27, 2010.  As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease.  In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expires in May 2011.  In addition, the buyer has assumed certain leases for equipment and we have provided a guarantee for the remaining lease obligations.  The equipment leases expire in November 2010 and March 2012.  Our maximum potential obligations pursuant to the guarantee and the assumed leases are $770 as of June 27, 2010.

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Service cost	$--	$544	$--	$1,088
Interest cost	2,085	2,258	4,170	4,486
Expected return on plan assets	(2,571)	(2,625)	(5,142)	(5,349)
Amortization of:
Unrecognized prior service cost	(41)	(44)	(82)	(99)
Unrecognized net loss	680	--	1,360	182
Curtailment gain	--	--	--	(353)
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$153	$133	$306	$(45)

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  Based on recent estimates, we currently do not expect to contribute to our qualified defined benefit pension plan in 2010.  We do expect to contribute $317 and $418 to our unfunded non-qualified pension plan in 2010 and 2011, respectively.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

11	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Service cost	$21	$18	$42	$35
Interest cost	238	269	476	539
Amortization of:
Unrecognized prior service cost	(55)	(55)	(110)	(110)
Unrecognized net transition obligation	137	137	274	274
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$341	$369	$682	$738

12	VARIABLE INTEREST ENTITY

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

The impact of this guidance has resulted in the consolidation of an unrelated party, ACE TV, Inc.  The guidance was applied retrospectively with a cumulative-effect adjustment to noncontrolling interest as of the beginning of our fiscal year 2010.  We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV, pending FCC rule changes and approval.  Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV.  As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consists primarily of a broadcast license and investments.  The investments of ACE TV Inc. can be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. have no recourse to our general credit.

13	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of June 27, 2010.

Amortization expense was $487 and $979 for the second quarter and two quarters ended June 27, 2010, respectively and $496 and $987 for the second quarter and two quarters ended June 28, 2009.  Estimated amortization expense for our next five fiscal years is $1,937 for 2010, $1,579 for 2011, $1,496 for 2012, $1,377 for 2013 and $1,278 for 2014.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 27, 2010 and December 27, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 27, 2010
Network affiliation agreements	$26,930	$(6,529)	$20,401
Customer lists	18,108	(16,328)	1,780
Non-compete agreements	13,445	(13,390)	55
Other	4,670	(2,909)	1,761
Total	$63,153	$(39,156)	$23,997

December 27, 2009
Network affiliation agreements	$26,930	$(5,996)	$20,934
Customer lists	18,206	(16,076)	2,130
Non-compete agreements	15,351	(15,286)	65
Other	4,884	(3,037)	1,847
Total	$65,371	$(40,395)	$24,976

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $82,426 and $81,762 as of June 27, 2010 and December 27, 2009, respectively.  The $664 increase in the net carrying amount of our broadcast licenses for the two quarters ended June 27, 2010 reflects the consolidation of a VIE where we have an agreement that is considered to create variable interest in the entity that holds the broadcast license.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
There were no changes in the carrying amount of goodwill for the two quarters ended June 27, 2010.  We currently have $4,285 of goodwill recorded at our community newspapers and shoppers reporting unit and $4,813 of goodwill recorded at our broadcasting reporting unit.  We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	DISCONTINUED OPERATIONS

During the first quarter of 2010, we sold substantially all of the operating assets of our PrimeNet direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida in two separate transactions with unrelated parties.  On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota were sold for $123.  The remaining Minnesota-based assets were shutdown in April, and accordingly, we recorded $373 for shutdown related costs in the second quarter of 2010.  In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $700 note repayable over four years and a $147 working capital note repayable over three years.  We recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at a market rate of interest.  The consideration received in each transaction approximates the net book value of the assets sold.

The following table summarizes PrimeNet’s results of operations, which are included in the loss from discontinued operations, net in the consolidated condensed statement of operations for the second quarter and two quarters ended June 27, 2010 and June 28, 2009:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Revenue	$--	$5,192	$2,144	$10,506
Earnings before income taxes	$(373)	$(517)	$(1,060)	$(755)

There were no assets or liabilities reported as discontinued operations at June 27, 2010.  PrimeNet’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 27, 2009 consisted of the following:

December 27, 2009

Receivables	$919
Inventories, net	386
Prepaid expenses	176
Property and equipment, net	912
Total assets	$2,393

Accounts payable	$318
Accrued compensation	399
Accrued employee benefits	44
Other liabilities	535
Total liabilities	$1,296

15	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the two quarters of 2010, we recorded a pre-tax charge of $821 for workforce separation benefits.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  We recorded $132 in workforce separation benefits at our former direct marketing services business, which are reported in loss from discontinued operations, net in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the two quarters of 2010 was as follows:

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at June 27, 2010

Publishing
Daily newspaper	$1,490	$350	$(1,174)	$666
Community newspapers and shoppers	26	17	(34)	9
Total publishing	1,516	367	(1,208)	675

Broadcasting	149	374	(381)	142
Printing services	24	80	(47)	57

Total	$1,689	$821	$(1,636)	$874

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

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the second quarter and two quarters ended June 27, 2010 and June 28, 2009 and identifiable total assets at June 27, 2010 and December 27, 2009:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenue
Publishing	$47,386	$49,433	$91,938	$97,557
Broadcasting	47,012	43,742	89,617	82,957
Printing services	10,112	11,240	21,747	25,535
Corporate eliminations	(124)	(156)	(391)	(268)
	$104,386	$104,259	$202,911	$205,781

Operating earnings (loss)
Publishing	$6,623	$4,367	$10,012	$3,755
Broadcasting	9,675	(11,793)	17,394	(10,072)
Printing services	510	(183)	1,108	78
Corporate	(2,393)	(1,847)	(4,013)	(3,623)
	$14,415	$(9,456)	$24,501	$(9,862)

Non−cash impairment charge
Broadcasting	$--	$18,975	$--	$18,975
	$--	$18,975	$--	$18,975

Depreciation and amortization
Publishing	$2,902	$3,026	$5,800	$6,078
Broadcasting	3,200	3,347	6,404	6,702
Printing services	490	522	1,029	1,050
Corporate	122	134	244	269
	$6,714	$7,029	$13,477	$14,099

Capital expenditures
Publishing	$457	$525	$869	$1,094
Broadcasting	3,172	859	4,543	2,329
Printing services	236	204	403	330
Corporate	--	1	7	4
	$3,865	$1,589	$5,822	$3,757

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	SEGMENT REPORTING continued

	June 27, 2010	December 27, 2009

Identifiable total assets
Publishing	$131,741	$140,810
Broadcasting	280,987	290,021
Printing service	11,177	13,371
Corporate & discontinued operations	24,246	28,985
	$448,151	$473,187

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 27, 2010, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 27, 2009 as updated in Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter ended March 28, 2010:

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

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly.  Retail and classified run-of-press (ROP) advertising has decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the internet and other advertising forms.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.  However, we believe the rate of deterioration of these fundamentals has moderated based on our results for the two quarters of 2010.

In the second quarter of 2010, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their advertising spending in virtually all advertising categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce ad size, we have seen a decrease in the average rate per inch of advertising.  Classified advertising revenue, specifically for real estate and automotive, decreased in the second quarter of 2010 compared to the second quarter of 2009.  Retail advertising also decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in preprint advertising in the food, finance and insurance, small retailers and home improvement categories.  Retail and classified automotive ROP and online advertising revenue decreased $0.1 million in the second quarter of 2010 compared to the second quarter of 2009.  Interactive revenue increased $0.3 million at our publishing businesses in the second quarter of 2010 compared to the second quarter of 2009.  Operating earnings at our publishing businesses increased $2.2 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to the reduction in the expense platform to better align with a reduced revenue base.  Total expenses decreased $4.2 million, or 9.5%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease of $3.3 million in payroll-related costs and overall expense reduction initiatives.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  The broadcast industry continues to experience softness in television and radio advertising, other than the political and issue and automotive segments, resulting from general economic pressures primarily in the housing and retail segments.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years  typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.  However, in the current economic environment, we cannot predict that our rates will increase in the event that the demand for our available inventory increases.

Revenue from our broadcasting business increased $3.2 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a $1.3 million increase in political and issue advertising revenue, a $1.0 million increase in national advertising revenue, a $0.6 million increase in retransmission revenue and a $0.4 million increase in local advertising revenue.  We experienced an increase of $1.8 million in automotive advertising, which is included in the local and national advertising categories, in the second quarter of 2010 compared to the second quarter of 2009.  Operating earnings from our broadcasting business were $9.7 million in the second quarter of 2010 compared to a loss of $11.8 million in the second quarter of 2009, primarily due to the $19.0 million non-cash impairment charge recorded in the second quarter of 2009, the increase in revenue and the reduction in expenses.  Total expenses decreased $18.3 million, or 32.8%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the non-cash impairment charges recorded in the second quarter of 2009 which did not repeat in the second quarter of 2010, a decrease of $0.7 million in payroll-related costs and overall expense reduction initiatives, partially offset by a decrease in the gain related to insurance proceeds from our tower replacement in Wichita, Kansas.

Revenue at our printing services business decreased $1.1 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the effects of the current economic environment on the printing industry and the previously  planned reduction in revenue from certain printing customers.  Customers are reducing their print volumes, ceasing to print and/or are taking their printing needs out for bid in order to achieve lower pricing.  Operating earnings from our printing services business increased $0.7 million in the second quarter of 2010 compared to the second quarter of 2009 due to decreases in production and payroll-related costs.

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement, persistent high unemployment, lack of strong economic growth and continued economic uncertainty temper our optimism with respect to improved revenue in the near term.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2009 or prior years given the secular changes affecting the newspaper industry.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.

Index

Results of Operations

Second Quarter Ended June 27, 2010 compared to the Second Quarter Ended June 28, 2009

Our consolidated revenue in the second quarter of 2010 was $104.4 million, an increase of $0.1 million, or 0.1%, compared to $104.3 million in the second quarter of 2009. Our consolidated operating costs and expenses in the second quarter of 2010 were $59.0 million,  a decrease of $4.7 million, or 7.4%, compared to $63.7 million in the second quarter of 2009. Our consolidated selling and administrative expenses in the second quarter of 2010 were $31.0 million, a decrease of $0.1 million, or 0.2%, compared to $31.1 million in the second quarter of 2009.  There was no broadcast license impairment in the second quarter of 2010 compared to $19.0 million in the second quarter of 2009.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the second quarter of 2010 and the second quarter of 2009 (dollars in millions):

		Percent of Total		Percent of Total
	2010	Revenue	2009	Revenue

Revenue:
Publishing	$47.4	45.4%	$49.4	47.4%
Broadcasting	47.0	45.0	43.8	42.0
Printing services	10.1	9.7	11.2	10.8
Corporate eliminations	(0.1)	(0.1)	(0.1)	(0.2)
Total revenue	104.4	100.0	104.3	100.0

Total operating costs and expenses	59.0	56.5	63.7	61.1
Selling and administrative expenses	31.0	29.7	31.1	29.8
Broadcast license impairment	--	--	19.0	18.2
Total operating costs and expenses, selling and administrative expenses and broadcast license impairment	90.0	86.2	113.8	109.1
Total operating earnings (loss)	$14.4	13.8%	$(9.5)	(9.1)%

In the newspaper industry, classified advertising has historically been the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry.  Classified advertising continues to move away from printed products to online products.  We face increasing competition for online advertising and are losing the benefit of a strong base of print classified advertising against which we can upsell online advertisements.  Our publishing businesses experienced a 10.8% decrease in classified advertising revenue in the second quarter of 2010 compared to the second quarter of 2009.  Retail advertising revenue decreased 7.5% in the second quarter of 2010 compared to the second quarter of 2009 primarily in consumer-driven categories.  We believe consumers are still cautious in regards to spending discretionary income.  The revenue decreases were in the food, finance and insurance, small retailers and home improvement categories. Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting business, advertising revenue increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increases in political and issue advertising revenue and national advertising revenue.  The increase in political and issue advertising revenue is part of the normal two-year advertising cycle which affects our television stations in particular.  Automotive advertising increased $1.8 million, or 30.8%, in the second quarter of 2010 compared to the second quarter of 2009 primarily at our television stations.

The decrease in printing services revenue was primarily due to the effects of the current economic environment and the dynamics of the printing industry.  Revenue from printing publications and revenue from computer-related customers decreased in the second quarter of 2010 compared to the second quarter of 2009.

The decrease in total operating costs and expenses was primarily due to a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives implemented in 2009, a decrease in costs related to the decrease in revenue at our publishing and printing services businesses, a decrease in barter and syndicated programming expenses, partially offset by a decrease in the gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  Selling and administrative expenses were essentially even due to decreases in bad debt and legal expenses which were offset by an increase in incentive compensation expense due to the increase in overall consolidated operating earnings. Overall, we expect total year-over-year expense decreases to continue to moderate and ultimately level off in the second half of 2010.

Index

Our consolidated operating earnings were $14.4 million in the second quarter of 2010 compared to an operating loss of $9.5 million in the second quarter of 2009.  The following table presents our operating earnings (loss) by segment for the second quarter of 2010 and the second quarter of 2009 (dollars in millions):

	2010	Percent of Total Operating Earnings	2009	Percent of Total Operating Loss

Publishing	$6.6	46.0%	$4.4	(46.2)%
Broadcasting	9.7	67.1	(11.8)	124.7
Printing services	0.5	3.5	(0.2)	2.0
Corporate	(2.4)	(16.6)	(1.9)	19.5
Total operating earnings (loss)	$14.4	100.0%	$(9.5)	100.0%

The increase in total operating earnings was primarily due to the decreases in expenses and the increase in revenue at our broadcasting businesses, as well as the decrease in non-cash impairment charges.

Publishing

Revenue from publishing in the second quarter of 2010 was $47.4 million, a decrease of $2.0 million, or 4.1%, compared to $49.4 million in the second quarter of 2009.  Operating earnings from publishing were $6.6 million in the second quarter of 2010, an increase of $2.2 million, or 51.7%, compared to operating earnings of $4.4 million in the second quarter of 2009.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2010 and the second quarter of 2009:

	2010			2009
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$15.8	$5.8	$21.6	$16.8	$6.6	$23.4	(7.5)
Classified	5.2	1.3	6.5	5.7	1.5	7.2	(10.8)
National	1.1	--	1.1	1.2	--	1.2	(8.2)
Direct Marketing	0.1	--	0.1	0.1	--	0.1	(50.0)
Other	--	0.1	0.1	--	0.1	0.1	(41.3)
Total advertising revenue	22.2	7.2	29.4	23.8	8.2	32.0	(8.5)
Circulation revenue	12.5	0.5	13.0	12.8	0.5	13.3	(2.4)
Other revenue	4.3	0.7	5.0	3.3	0.8	4.1	24.5
Total revenue	$39.0	$8.4	$47.4	$39.9	$9.5	$49.4	(4.1)

Operating earnings	$5.4	$1.2	$6.6	$3.3	$1.1	$4.4	51.7

Advertising revenue accounted for 62.0% of total publishing revenue in the second quarter of 2010 compared to 64.9% in the second quarter of 2009.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across all of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce the size of advertisements, we have seen a decrease in the average rate per inch of advertising in the second quarter of 2010 compared to the second quarter of 2009.

Retail advertising revenue in the second quarter of 2010 was $21.6 million, a decrease of $1.8 million, or 7.5%, compared to $23.4 million in the second quarter of 2009.  The $1.0 million decrease at our daily newspaper was primarily due to a decrease in preprint advertising and the loss of certain advertisers from our total market coverage product (our non-subscriber product), partially offset by an increase in retail online advertising revenue.  Retail ROP advertising revenue in the second quarter of 2010 was essentially even compared to the second quarter of 2009.  Revenue decreases were in the food, finance and insurance, small retailers, communications and department stores categories and were offset by increases in health services, furniture and furnishings and real estate categories. We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending.  The same trends persisted in our community newspapers and shoppers business.  The $0.8 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising.

Index

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in classified advertising revenue in the second quarter of 2010 compared to the second quarter of 2009.  Classified advertising revenue in the second quarter of 2010 was $6.5 million, a decrease of $0.7 million, or 10.8%, compared to $7.2 million in the second quarter of 2009.  At our daily newspaper, classified advertising revenue decreased $0.5 million, or 9.5%, in the second quarter of 2010 compared to the second quarter of 2009.  Specifically, the real estate category decreased $0.4 million, or 27.7%, and automotive decreased $0.1 million, or 6.0%, compared to the second quarter of 2009.  Employment classified advertising revenue was essentially even compared to the second quarter of 2009.  The average rate per inch of classified advertising has decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the planned decrease in rates for employment classified revenue which, historically, has been at a higher rate than other categories.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.2 million, or 15.8%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to decreases in automotive, employment and real estate classified advertising revenue.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the second quarter of 2010 was $0.1 million, or 6.1%, compared to the second quarter of 2009.

Interactive advertising revenue at our publishing businesses is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue was $2.8 million in the second quarter of 2010, an increase of $0.3 million, or 10.6%, compared to $2.5 million in the second quarter of 2009.  In the second quarter of 2010 at our daily newspaper, interactive retail advertising revenue increased 13.3% and interactive classified advertising revenue increased 8.2% compared to the second quarter of 2009.

National advertising revenue in the second quarter of 2010 was $1.1 million, a decrease of $0.1 million, or 8.2%, compared to $1.2 million in the second quarter of 2009.  The decrease was primarily due to a decrease in preprint advertising in the business services and finance and insurance categories, partially offset by an increase in ROP advertising in the business services, food and other categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in both the second quarter of 2010 and the second quarter of 2009.  In May 2009, we shut down the operations of our Milwaukee-area direct marketing facility but we continue to facilitate this service for some of our customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in both the second quarter of 2010 and the second quarter of 2009.

Circulation revenue accounted for 27.4% of total publishing revenue in the second quarter of 2010 compared to 26.9% in the second quarter of 2009.  Circulation revenue of $13.0 million in the second quarter of 2010 decreased $0.3 million, or 2.4%, compared to $13.3 million in the second quarter of 2009.  At our daily newspaper, circulation revenue decreased $0.3 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in the number of daily and Sunday copies sold for both home delivery and single copy at our daily newspaper.  Partially offsetting this decrease was an increase in revenue for the “TV Cue” section, a product which is now priced separately and delivered with the Sunday edition, and an increase in home delivery prices implemented in 2009.  At our community newspapers and shoppers business, circulation revenue of $0.5 million in the second quarter of 2010 was even compared to the second quarter of 2009.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 10.6% of total publishing revenue in the second quarter of 2010 compared to 8.2% in the second quarter of 2009.  Other revenue was $5.0 million in the second quarter of 2010, an increase of $0.9 million, or 24.5%, compared to $4.1 million in the second quarter of 2009.  The $1.0 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new printing customers for whom we began printing in the second half of 2009.  At our community newspapers and shoppers business, other revenue decreased $0.1 million, or 1.9%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the loss of certain customers.

Publishing operating earnings in the second quarter of 2010 were $6.6 million, an increase of $2.2 million, or 51.7%, compared to operating earnings of $4.4 million in the second quarter of 2009.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to benefit from these reductions in the second quarter of 2010.  Total expenses decreased $4.2 million, or 9.5%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease of $3.3 million in payroll-related costs and workforce reduction charges.  Excluding payroll-related costs, operating costs and expenses decreased $0.9 million in the second quarter of 2010 compared to the second quarter of 2009, the most significant of which were costs related to the total market coverage (TMC) product (which was transitioned from mail delivery to carrier delivery in 2009), building-related costs and outside printing costs, partially offset by an increase in newsprint and paper costs and material costs.  Total newsprint and paper costs for our publishing businesses in the second quarter of 2010 were $4.6 million, an increase of $0.1 million, or 2.5%, compared to $4.5 million in the second quarter of 2009 due to a 3.3% increase in average newsprint pricing per metric ton and an increase in newsprint consumption due to an increase in commercial printing revenue.

Index

Broadcasting

Revenue from broadcasting in the second quarter of 2010 was $47.0 million, an increase of $3.2 million, or 7.5%, compared to $43.8 million in the second quarter of 2009.  Operating earnings from broadcasting in the second quarter of 2010 were $9.7 million compared to an operating loss of $11.8 million in the second quarter of 2009.  The second quarter of 2009 included a $19.0 million non-cash broadcast license impairment charge and a $1.7 million gain related to insurance proceeds from our radio tower replacement in Wichita, Kansas.  In the second quarter of 2010, we recorded an additional $0.2 million gain for the completion of the Wichita, Kansas radio tower replacement.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the second quarter of 2010 and the second quarter of 2009:

	2010			2009			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$29.3	$17.7	$47.0	$26.7	$17.1	$43.8	7.5

Broadcast license impairment	$--	$--	$--	$14.9	$4.1	$19.0	NA

Operating earnings (loss)	$5.4	$4.3	$9.7	$(12.8)	$1.0	$(11.8)	NA

Revenue from our television stations in the second quarter of 2010 was $29.3 million, an increase of $2.6 million, or 10.0%, compared to $26.7 million in the second quarter of 2009.  We experienced a revenue increase in all but one of our television markets.  Compared to the second quarter of 2009, political and issue advertising revenue increased $1.3 million, or 322.3%; national increased $0.9 million, or 18.0%; and retransmission revenue increased $0.6 million, or 54.8%.  Partially offsetting these revenue increases was a decrease in other revenue of $0.2 million.  Local advertising revenue in the second quarter of 2010 was even compared to the second quarter of 2009.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.  We have television stations in a number of states with competitive political races in 2010 and we expect political and issue advertising revenue to increase in the second half of 2010 compared to the second half of 2009; however, in the current economic environment, we cannot predict that our rates will increase even if the demand for our available inventory increases.

Our television stations experienced revenue increases in a number of categories, specifically automotive, professional services, travel, and furniture and electronics, partially offset by decreases in the communications, casinos and gambling and restaurants.  Automotive advertising revenue represented 17.4% of television advertising revenue in the second quarter of 2010 compared to 12.9% in the second quarter of 2009.  Automotive advertising revenue increased $1.7 million, or 48.4%, in the second quarter of 2010 compared to the second quarter of 2009.  Our television stations are working to grow their local customer base by creating new local content and programs that converge television with digital platforms.  We are launching additional local advertising programs targeted towards non-traditional advertisers across our television markets.  Interactive revenue was $0.4 million in both the second quarter of 2010 and the second quarter of 2009.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the second quarter of 2010 were $5.4 million compared to a loss of $12.8 million in the second quarter of 2009. During the second quarter of 2009, our television stations recorded a $14.9 million non-cash impairment charge for seven broadcast licenses.  The increase in operating earnings was primarily due to decreases in expenses and the impact from the increase in advertising revenue.  Our television stations continue to reduce their expense platform. Total television expenses in the second quarter of 2010 were $23.9 million, a decrease of $15.6 million compared to $39.5 million in the second quarter of 2009.  The decrease in total television expenses was primarily due to the decrease in the non-cash impairment charge, a decrease of $0.6 million in payroll-related costs and a decrease in barter and syndicated programming expenses.  These expense decreases were partially offset by increases in advertising and promotional expenses, network programming expenses and third-party commissions.

Revenue from our radio stations in the second quarter of 2010 was $17.7 million, an increase of $0.6 million, or 3.5%, compared to $17.1 million in the second quarter of 2009.  We experienced a revenue increase in four of our radio markets.  Compared to the second quarter of 2009, local advertising revenue increased $0.5 million, or 3.1%, and national advertising revenue increased $0.1 million, or 8.8%.  Our radio stations experienced revenue increases in a number of categories, specifically, professional services, entertainment, media, casino and gambling and automotive, partially offset by decreases in the home improvement and financial categories.  Automotive advertising represented 13.1% of radio advertising revenue in the second quarter of 2010 compared to 13.0% in the second quarter of 2009.  Automotive advertising revenue increased $0.1 million, or 3.7%, in the second quarter of 2010 compared to the second quarter of 2009.   Our radio stations are working to grow their local customer base by attracting new radio advertising customers with non-traditional advertising programs.  Interactive revenue was $0.4 million in both the second quarter of 2010 and the second quarter of 2009.  Interactive revenue is reported in local advertising revenue.

Index

Operating earnings from our radio stations in the second quarter of 2010 were $4.3 million, an increase of $3.3 million, or 312.2%,  compared to $1.0 million in the second quarter of 2009.  During the second quarter of 2009, our radio stations recorded a $4.1 million non-cash impairment charge for 11 broadcast licenses and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  In the second quarter of 2010, we recorded an additional $0.2 million gain for the completion of the Wichita, Kansas tower replacement.  The increase in operating earnings was primarily due to a decrease in expenses and the increase in advertising revenue.  Our radio stations continue to reduce their expense platform.  Total radio expenses in the second quarter of 2010 were $13.4 million, a decrease of $2.7 million, or 16.3%, compared to $16.1 million in the second quarter of 2009.  The decrease in total radio expenses was primarily due to the decrease in the non-cash impairment charge, partially offset by the decrease in the gain related to the tower replacement.

Printing Services

Revenue from printing services in the second quarter of 2010 was $10.1 million, a decrease of $1.1 million, or 10.0%, compared to $11.2 million in the second quarter of 2009.  Operating earnings from printing services in the second quarter of 2010 were $0.5 million compared to an operating loss of $0.2 million in the second quarter of 2009.

The decrease in printing services revenue was primarily due to the ongoing challenges of the printing industry due to lower demand for printed products.  Revenue from printing publications and revenue from computer-related customers decreased in the second quarter of 2010 compared to the second quarter of 2009.  Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing.

The increase in operating earnings from printing services was primarily due to employee, operating and production related cost reduction initiatives.  These cost savings were partially offset by the impact from the decrease in revenue.

Corporate

Revenue and expense eliminations were $0.1 million in the second quarter of 2010 and in the second quarter of 2009.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.   The unallocated expenses were $2.4 million in the second quarter of 2010 compared to $1.9 million in the second quarter of 2009 primarily due to an increase in director stock compensation expense and an increase in incentive compensation expense due to the increase in overall consolidated operating earnings.

Other Income and Expense and Taxes

Interest income was insignificant in the second quarter of 2010.  Interest expense was $0.5 million in the second quarter of 2010 compared to $0.7 million in the second quarter of 2009.  The decrease was due to a decrease in both the average borrowings during the year and the interest rate on our borrowings. Amortization of deferred financing costs was $0.1 million in both the second quarter of 2010 and the second quarter of 2009.

Our effective tax rate was 40.1% in the second quarter of 2010 compared to an effective tax benefit rate of 55.6% in the second quarter of 2009.  In 2009, the effective tax rate was impacted by the operating loss created by the non-cash impairment charge and a favorable adjustment to our income tax reserve due to the lapsing of certain open tax years.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $0.2 million in the second quarter of 2010 compared to $0.3 million in the second quarter of 2009.  Income tax benefit was $0.2 million in both the second quarter of 2010 and the second quarter of 2009.

There was no revenue from PrimeNet in the second quarter of 2010 compared to $5.2 million in the second quarter of 2009.
We recorded a $0.2 million net loss primarily for shut down related costs in the second quarter of 2010 compared to $0.3 million net loss from its operations in the second quarter of 2009.

During the first quarter of 2010, we sold substantially all of the operating assets of our PrimeNet direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida in two separate transactions with unrelated parties.  On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota were sold for $0.1 million.   The remaining Minnesota-based assets were shutdown in April, and accordingly, we recorded $0.4 million for shutdown related costs in the second quarter of 2010.  In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $0.7 million note repayable over four years and a $0.1 million working capital note repayable over three years.  We recorded receivables of $0.6 million and $0.1 million, respectively, representing the fair value of the notes discounted at a market rate of interest.  The consideration received in each transaction approximates the net book value of the assets sold.

Index

Net Earnings (Loss)

Our net earnings in the second quarter of 2010 were $8.1 million compared to an operating loss of $4.8 million in the second quarter of 2009.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above, the decrease in interest expense and the decrease in loss from discontinued operations, partially offset by the increase in income tax expense.

Earnings (Loss) per Share for Class A and B Common Stock

In the second quarter of 2010, basic and diluted net earnings per share of class A and B common stock were $0.14 for both.  This compared to net loss per share of $0.11 for both in the second quarter of 2009.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.14 for both in the second quarter of 2010.  Basic and diluted loss per share from continuing operations was $0.10 for both in the second quarter of 2009.  Basic and diluted loss per share from discontinued operations was $0.01 for both in the second quarter of 2009.

Two Quarters Ended June 27, 2010 compared to the Two Quarters Ended June 28, 2009

Our consolidated revenue in the two quarters of 2010 was $202.9 million, a decrease of $2.9 million, or 1.4%, compared to $205.8 million in the two quarters of 2009.  Our consolidated operating costs and expenses in the two quarters of 2010 were $118.8 million,  a decrease of $15.5 million, or 11.5%, compared to $134.3 million in the two quarters of 2009. Our consolidated selling and administrative expenses in the two quarters of 2010 were $59.6 million, a decrease of $2.8 million, or 4.5%, compared to $62.4 million in the two quarters of 2009.  There was no broadcast license impairment in the two quarters of 2010 compared to $19.0 in the two quarters of 2009.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the two quarters of 2010 and the two quarters of 2009 (dollars in millions):

		Percent of Total		Percent of Total
	2010	Revenue	2009	Revenue

Revenue:
Publishing	$91.9	45.3%	$97.6	47.4%
Broadcasting	89.6	44.2	83.0	40.3
Printing services	21.8	10.7	25.5	12.4
Corporate eliminations	(0.4)	(0.2)	(0.3)	(0.1)
Total revenue	202.9	100.0	205.8	100.0

Total operating costs and expenses	118.8	58.5	134.3	65.3
Selling and administrative expenses	59.6	29.4	62.4	30.3
Broadcast license impairment	--	--	19.0	9.2
Total operating costs and expenses, selling and administrative expenses and broadcast license expense	178.4	87.9	215.7	104.8
Total operating earnings (loss)	$24.5	12.1%	$(9.9)	(4.8)%

Our publishing business experienced a 12.2% decrease in classified advertising revenue in the two quarters of 2010 compared to the two quarters of 2009.  Retail advertising revenue decreased 9.4% in the two quarters of 2010 compared to the two quarters of 2009 primarily in consumer-driven categories.  We believe consumers are still cautious in regards to spending discretionary income.  The revenue decreases were in the home improvement, dining and entertainment and business services categories. Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting business, advertising revenue increased in the two quarters of 2010 compared to the two quarters of 2009 primarily due to an increase in Olympic advertising revenue, an increase in political and issue advertising revenue, an increase in retransmission revenue and an increase in national advertising revenue.  The increase in Olympic and political and issue advertising revenue is part of the normal two-year advertising cycle which affects our television stations in particular.  Automotive advertising increased $3.0 million, or 27.5%, in the two quarters of 2010 compared to the two quarters of 2009 primarily at our television stations.

Index

The decrease in printing services revenue was primarily due to the effects of the current economic environment and the difficult business environment of the printing industry.  Revenue from printing publications and revenue from computer-related customers decreased in the two quarters of 2010 compared to the two quarters of 2009.

The decrease in total operating costs and expenses was primarily due to a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives implemented in 2009, a decrease in costs related to the decrease in revenue at our printing services business and our publishing businesses, a decrease in the gain related to insurance proceeds from our tower replacement in Wichita, Kansas, a decrease in newsprint and paper costs and decreases in barter and syndicated programming expenses.  The decrease in selling and administrative expenses was primarily due to decreases in payroll-related costs reflecting the savings from the 2009 workforce reduction initiatives, a decrease in bad debt expense, a decrease in legal expenses and overall cost reduction initiatives as our businesses continue to reduce expenses in response to the decrease in revenue. We expect total year-over-year expense decreases to continue to moderate and ultimately level off in the second half of 2010.

Our consolidated operating earnings were $24.5 million in the two quarters of 2010 compared to an operating loss of $9.9 million in the two quarters of 2009.  The following table presents our operating earnings (loss) by segment for the two quarters of 2010 and the two quarters of 2009 (dollars in millions):

		Percent of Total Operating		Percent of Total Operating
	2010	Earnings	2009	Loss

Publishing	$10.0	40.9%	$3.7	(38.1)%
Broadcasting	17.4	71.0	(10.1)	102.1
Printing services	1.1	4.5	0.1	(0.7)
Corporate	(4.0)	(16.4)	(3.6)	36.7
Total operating earnings (loss)	$24.5	100.0%	$(9.9)	100.0%

The increase in total operating earnings was primarily due to the decreases in expenses and the impact from the increase in revenue at our broadcasting businesses, as well as the decrease in non-cash impairment charges.

Publishing

Revenue from publishing in the two quarters of 2010 was $91.9 million, a decrease of $5.7 million, or 5.8%, compared to $97.6 million in the two quarters of 2009.  Operating earnings from publishing were $10.0 million in the two quarters of 2010, an increase of $6.3 million, or 166.6%, compared to $3.7 million in the two quarters of 2009.

Index

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2010 and the two quarters of 2009:

	2010			2009
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$29.7	$10.6	$40.3	$32.0	$12.5	$44.5	(9.4)
Classified	10.1	2.3	12.4	11.4	2.7	14.1	(12.2)
National	2.3	--	2.3	2.6	--	2.6	(10.4)
Direct Marketing	0.1	--	0.1	0.5	--	0.5	(74.6)
Other	--	0.1	0.1	--	0.1	0.1	(34.2)
Total advertising revenue	42.2	13.0	55.2	46.5	15.3	61.8	(10.6)
Circulation revenue	25.1	0.9	26.0	25.4	1.0	26.4	(1.4)
Other revenue	9.3	1.4	10.7	7.8	1.6	9.4	14.1
Total revenue	$76.6	$15.3	$91.9	$79.7	$17.9	$97.6	(5.8)

Operating earnings	$8.9	$1.1	$10.0	$3.2	$0.5	$3.7	166.6

Advertising revenue accounted for 60.0% of total publishing revenue in the two quarters of 2010 compared to 63.3% in the two quarters of 2009.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across all of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce the size of advertisements, we have seen a decrease in the average rate per inch of advertising in the two quarters of 2010 compared to the two quarters of 2009.

Retail advertising revenue in the two quarters of 2010 was $40.3 million, a decrease of $4.2 million, or 9.4%, compared to $44.5 million in the two quarters of 2009.  The $2.3 million decrease at our daily newspaper was primarily due to a decrease in preprint and ROP advertising in consumer-driven categories and the loss of certain advertisers from our total market coverage product, partially offset by an increase in retail online advertising revenue.  The decreases were in the communications, food, finance and insurance, department stores, home improvement and dining and entertainment categories, partially offset by increases in the health services and real estate categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending.  The same trends persisted in our community newspapers and shoppers business.  The $1.9 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in classified advertising revenue in the two quarters of 2010 compared to the two quarters of 2009.  Classified advertising revenue in the two quarters of 2010 was $12.4 million, a decrease of $1.7 million, or 12.2%, compared to $14.1 million in the two quarters of 2009.  At our daily newspaper, classified advertising revenue decreased $1.3 million, or 11.6%, in the two quarters of 2010 compared to the two quarters of 2009.  Specifically, the real estate category decreased $0.7 million, or 24.7%; employment decreased $0.4 million, or 11.3%; and other decreased $0.2 million, or 5.8%.  In the two quarters of 2010, automotive classified advertising revenue decreased 3.8% compared to the two quarters of 2009.  The average rate per inch of classified advertising has decreased in the two quarters of 2010 compared to the two quarters of 2009 primarily due to the decrease in rates for automotive and other classified revenue.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.4 million, or 14.6%, in the two quarters of 2010 compared to the two quarters of 2009 primarily due to decrease in automotive, employment and real estate classified advertising revenue.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in the two quarters of 2010 was $0.2 million, or 6.8%, compared to the two quarters of 2009 due to a decrease in ROP and preprint advertising revenue, partially offset by an increase in online advertising revenue.

Interactive advertising revenue at our publishing businesses is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue was $5.2 million in the two quarters of 2010, an increase of $0.7 million, or 14.4%, compared to $4.5 million in the two quarters of 2009.  In the two quarters of 2010 at our daily newspaper, interactive retail advertising revenue increased 23.0% and interactive classified advertising revenue increased 5.1% compared to the two quarters of 2009.

National advertising revenue in the two quarters of 2010 was $2.3 million, a decrease of $0.3 million, or 10.4%, compared to $2.6 million in the two quarters of 2009.  The decrease was primarily due to a decrease in preprint advertising in the business services category, partially offset by an increase in ROP advertising in the health services, food and communications categories.

Index

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in the two quarters of 2010, a decrease of $0.4 million, or 74.6%, compared to $0.5 million in the two quarters of 2009.  In May 2009, we shut down the operations of our Milwaukee-area direct marketing facility but we continue to facilitate this service for some of our customers.

Other advertising revenue, consisting of revenue from company-sponsored event advertising at our community newspapers and shoppers, was $0.1 million in both the two quarters of 2010 and the two quarters of 2009.

Circulation revenue accounted for 28.3% of total publishing revenue in the two quarters of 2010 compared to 27.0% in the two quarters of 2009.  Circulation revenue of $26.0 million in the two quarters of 2010 decreased $0.4 million, or 1.4%, compared to $26.4 million in the two quarters of 2009.  At our daily newspaper, circulation revenue decreased $0.3 million in the two quarters of 2010 compared to the two quarters of 2009 primarily due to a decrease in the number of Sunday and daily copies sold for home delivery and daily copies sold at single copy outlets.  Partailly offsetting this decrease was an increase in revenue for the “TV Cue” section, a product which is now priced separately and delivered with the Sunday edition, and the impact from price increases implemented in 2009.  At our community newspapers and shoppers business, circulation revenue decreased $0.1 million in the two quarters of 2010 compared to the two quarters of 2009.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 11.7% of total publishing revenue in the two quarters of 2010 compared to 9.7% in the two quarters of 2009.  Other revenue was $10.7 million in the two quarters of 2010, an increase of $1.3 million, or 14.1%, compared to $9.4 million in the two quarters of 2009.  The $1.5 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new printing customers for which we began printing in the second half of 2009.  At our community newspapers and shoppers business, other revenue decreased $0.2 million, or 11.2%, in the two quarters of 2010 compared to the two quarters of 2009 primarily due to the loss of certain customers.

Publishing operating earnings in the two quarters of 2010 were $10.0 million, an increase of $6.3 million, or 166.6%, compared to $3.7 million in the two quarters of 2009.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to do so in the two quarters of 2010.  Total expenses decreased $12.0 million, or 12.7%, in the two quarters of 2010 compared to the two quarters of 2009 primarily due to a decrease of $7.6 million in payroll-related costs.  Excluding payroll-related costs, operating costs and expenses decreased $3.8 million in the two quarters of 2010 compared to the two quarters of 2009, the most significant of which was newsprint and paper costs, costs related to the total market coverage (TMC) product (which was transitioned from mail delivery to carrier delivery in 2009), a decrease in outside printing costs and a decrease in delivery costs.  Total newsprint and paper costs for our publishing businesses in the two quarters of 2010 were $8.5 million, a decrease of $1.2 million, or 12.7%, compared to $9.7 million in the two quarters of 2009 due to an 11.5% decrease in average newsprint pricing per metric ton and a 1.3% decrease in newsprint consumption. Additionally, bad debt expense decreased $0.5 million in the two quarters of 2010 compared to the two quarters of 2009.

Broadcasting

Revenue from broadcasting in the two quarters of 2010 was $89.6 million, an increase of $6.6 million, or 8.0%, compared to $83.0 million in the two quarters of 2009.  Operating earnings from broadcasting in the two quarters of 2010 was $17.4 million compared to an operating loss of $10.1 million in the two quarters of 2009.  The two quarters of 2009 included a $19.0 million non-cash broadcast license impairment charge and a $1.7 million gain related to insurance proceeds from our radio tower replacement in Wichita, Kansas.  In the two quarters of 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas radio tower replacement.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the two quarters of 2010 and the two quarters of 2009:

	2010			2009			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$57.7	$31.9	$89.6	$52.6	$30.4	$83.0	8.0

Broadcast license impairment	$--	$--	$--	$14.9	$4.1	$19.0	NA

Operating earnings (loss)	$10.6	$6.8	$17.4	$(12.2)	$2.1	$(10.1)	NA

Revenue from our television stations in the two quarters of 2010 was $57.7 million, an increase of $5.1 million, or 9.7%, compared to $52.6 million in the two quarters of 2009.  We experienced a revenue increase in all but three of our television markets.  Compared to the two quarters of 2009, Olympic advertising revenue increased $2.2 million, or 100.0%, due to the broadcast of the 2010 Winter Olympics on our NBC affiliates in February 2010; political and issue advertising revenue increased $1.9 million; retransmission revenue increased $0.9 million, or 40.2%, and national advertising revenue increased $0.6 million, or 6.2%.  Partially offsetting these revenue increases was a decrease in local advertising revenue of $0.5 million, or 1.4%.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.  We have television stations in a number of states with competitive political races in 2010 and we expect political and issue advertising revenue to increase in the second half of 2010 compared to the second half of 2009; however, in the current economic environment, we cannot predict that our rates will increase even if the demand for our available inventory increases.

Index

Our television stations experienced revenue increases in a number of categories, specifically automotive, professional services, medical, media, travel, home products, and beverages, partially offset by decreases in the communications, casino and gambling, restaurants and financial categories.  Automotive advertising revenue represented 17.1% of television advertising revenue in the two quarters of 2010 compared to 13.4% in the two quarters of 2009.  Automotive advertising revenue increased $2.8 million, or 40.3%, in the two quarters of 2010 compared to the two quarters of 2009.  Our television stations are working to grow their local customer base by creating new local content and programs that converge television with digital platforms.  We are launching additional local advertising programs targeted at non-traditional advertisers across our television markets.  Interactive revenue was $0.7 million in both the two quarters of 2010 and the two quarters of 2009.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the two quarters of 2010 were $10.6 million compared to a loss of $12.2 million in the two quarters of 2009.  During the two quarters of 2009, our television stations recorded a $14.9 million non-cash impairment charge for seven broadcast licenses.  The increase in operating earnings was primarily due to the decrease in expenses and the impact from the increase in advertising revenue.  Our television stations continue to reduce their expense platform. Total television expenses in the two quarters of 2010 were $47.1 million, a decrease of $17.7 million, or 27.3%, compared to $64.8 million in the two quarters of 2009.

The decrease in total television expenses was primarily due to the decrease in the non-cash impairment charge, a decrease of $2.3 million in payroll-related costs, a decrease in barter and syndicated programming expenses and a decrease in legal expenses.  These expense decreases were partially offset by increases in advertising and promotional expenses, network programming expenses and third-party commissions.

Revenue from our radio stations in the two quarters of 2010 was $31.9 million, an increase of $1.5 million, or 5.1%, compared to $30.4 million in the two quarters of 2009.  We experienced a revenue increase in four of our radio markets.  Compared to the two quarters of 2009, local advertising revenue increased $1.2 million, or 4.3%, in part due to the broadcast of two additional Green Bay Packers games in January 2010; national advertising revenue increased $0.2 million, or 10.6%; and other revenue increased $0.1 million or 12.2%.  Our radio stations experienced revenue increases in a number of categories, specifically, professional services, medical, entertainment, media, automotive and casino and gambling, partially offset by decreases in the home improvement, financial and recreation categories.  Automotive advertising represented 12.7% of radio advertising revenue in the two quarters of 2010 compared to 12.8% in the two quarters of 2009.  Automotive advertising revenue increased $0.2 million, or 4.4%, in the two quarters of 2010 compared to the two quarters of 2009.  Our radio stations are working to grow their local customer base by attracting new radio advertising customers with non-traditional advertising programs.  Interactive revenue was $0.8 million in the two quarters of 2010, a decrease of $0.1 million, or 9.6%, compared to $0.9 million in the two quarters of 2009.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the two quarters of 2010 were $6.8 million, an increase of $4.7 million, or 218.9%,  compared to $2.1 million in the two quarters of 2009.  During the two quarters of 2009, our radio stations recorded a $4.1 million non-cash impairment charge for 11 broadcast licenses and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  In the two quarters of 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas tower replacement.  The increase in operating earnings was primarily due to a decrease in expenses and the impact from the increase in advertising revenue.  Our radio stations continue to reduce their expense platform.  Total radio expenses in the two quarters of 2010 were $25.1 million, a decrease of $3.2 million, or 11.1%, compared to $28.3 million in the two quarters of 2009.  The decrease in total radio expenses was primarily due to the decrease in the non-cash impairment charge, a decrease of $0.8 million in payroll-related costs, a decrease in bad debt expense and a decrease in depreciation expense.  Partially offsetting these expense decreases was a decrease in the gain related to the Wichita tower replacement, an increase in sports rights fees due to the broadcast of additional Green Bay Packers games and a charge recorded for the expected loss from the broadcast rights fee of a sports contract.

Printing Services

Revenue from printing services in the two quarters of 2010 was $21.8 million, a decrease of $3.7 million, or 14.8%, compared to $25.5 million in the two quarters of 2009.  Operating earnings from printing services in the two quarters of 2010 were $1.1 million, an increase of $1.0 million, or 1,320.5%, compared to $0.1 million in the two quarters of 2009.

The decrease in printing services revenue was primarily due to the ongoing challenges in the printing industry due to lower demand for printed products.  Revenue from printing publications and revenue from computer-related customers decreased in the two quarters of 2010 compared to the two quarters of 2009.  Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing.

Index

The increase in operating earnings from printing services was primarily due to employee, operating and production related cost reduction initiatives.  These cost savings were partially offset by the impact from the decrease in revenue.

Corporate

Revenue and expense eliminations in the two quarters of 2010 were $0.4 million compared to $0.3 million in the two quarters of 2009. The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $4.0 million in the two quarters of 2010 compared to $3.6 million in the two quarters of 2009 primarily due to an increase in director stock compensation expense and an increase in incentive compensation expense due to the increase in overall consolidated operating earnings.

Other Income and Expense and Taxes

Interest income was insignificant in the two quarters of 2010.  Interest expense was $1.1 million in the two quarters of 2010 compared to $1.5 million in the two quarters of 2009.  The decrease was due to a decrease in both the average borrowings during the year and the interest rate on our borrowings. Amortization of deferred financing costs was $0.2 million in the two quarters of 2010 and the two quarters of 2009.

Our effective tax rate was 40.1% in the two quarters of 2010 compared to an effective tax benefit rate of 62.6% in the two quarters of 2009.  In 2009, the effective tax benefit rate was impacted by a settlement with the WDR and the loss from continuing operations created by the non-cash impairment charge.  The settlement with the WDR had a $1.2 million impact on our effective tax rate in 2009.

Discontinued Operations

Loss from discontinued operations, net of income taxes, was $0.6 million in the two quarters of 2010 compared to $0.4 million in the two quarters of 2009.  Income tax benefit was $0.4 million in the two quarters of 2010 compared to $0.3 million in the two quarters of 2009.

Revenue from PrimeNet in the two quarters of 2010 was $2.1 million compared to $10.5 million in the two quarters of 2009.
We recorded a $0.6 million net loss from operations and shut down related costs in the two quarters of 2010 compared to a $0.4 million net loss from its operations in the two quarters of 2009.

Net Earnings (Loss)

Our net earnings in the two quarters of 2010 were $13.4 million compared to a net loss of $4.7 million in the two quarters of 2009.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and by the decrease in interest expense, partially offset by the increase in income tax expense and the increase in loss from discontinued operations.

Earnings (Loss) per Share for Class A and B Common Stock

In the two quarters of 2010, basic and diluted net earnings per share of class A and B common stock were $0.23 for both.  This compared to net loss per share of $0.11 for both in the two quarters of 2009.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.24 for both in the two quarters of 2010.  Basic and diluted loss per share from continuing operations was $0.10 for both in the two quarters of 2009.  Basic and diluted loss per share from discontinued operations was $0.01 for both in the two quarters of 2010 and the two quarters of 2009.

Liquidity and Capital Resources

Cash balances were $2.7 million as of June 27, 2010.  We believe our expected cash flows from operations and borrowings available under our credit facility, which were $177.2 million as of June 28, 2010, will meet our needs until the credit facility expires on June 2, 2011.  We are in the process of extending our existing credit facility on a long-term basis and expect to finalize the agreement in the near future.

We have an unsecured revolving credit facility that expires on June 2, 2011. The interest rate on borrowings is either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of June 27, 2010 and December 27, 2009, we had borrowings of $117.8 million and $151.4 million, respectively, under the facility at a weighted average rate of 0.89% and 1.00%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the two quarter of 2010.  Fees in connection with the facility of $1.7 million are being amortized over the term of the facility using the straight-line method.

Index

We estimate the fair value of our unsecured revolving facility at June 27, 2010 and December 27, 2009 to be $114.0 million and $143.7 million, respectively, based on discounted cash flows using an interest rate of 4.12% and 4.47%, respectively.  This fair value measurement falls within Level 3 of the fair value hierarchy.  The facility includes the following two financial covenants, which remain constant over the term of the agreement:

●           A consolidated funded debt ratio of not greater than 4-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization.  As of June 27, 2010, our consolidated funded debt ratio was 1.60-to-1, resulting in a current maximum borrowing capacity of $295.0 million.  As of June 27, 2010, we were able to borrow an additional $177.2 million under our credit facility.  Our future borrowing capacity is subject to change due to changes in our future operating results.

●           An interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our earnings before interest, taxes, depreciation and amortization, as adjusted for non-operational impairment charges recorded as a result of applying the FASB’s guidance for impairment testing for goodwill and other intangible assets not subject to amortization to our interest expense.  As of June 27, 2010, our interest coverage ratio was 30.95–to-1.

While we have classified our unsecured revolving credit facility as a current liability in our consolidated condensed balance sheet at June 27, 2010, we are in the process of extending our existing credit facility on a long-term basis and expect to finalize the agreement in the near future.  If we are unable to extend our existing credit facility before the agreement expires on June 2, 2011, we may have to replace our credit facility with one or more capital sources that might contain more restrictive financial and operating terms.  If we are unable to obtain alternative sources of capital, it may be necessary to significantly restructure our business.

Given the current economic environment, one or more of the lenders in our credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to extend our existing credit facility on a long-term basis and operate our businesses and we may be forced to take the actions described above.  We continue to monitor the financial status of our current lenders and compliance with our credit agreement terms and are working on possible strategies in the event one or more of our lenders is unable or unwilling to extend our existing credit facility or to fund future borrowing requests.

We define adjusted EBITDA as net earnings (loss) excluding gain/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization and, if any, non-cash impairment charges.  This calculation of adjusted EBITDA, as defined in our credit facility, is used in our two financial covenants.  Management primarily uses adjusted EBITDA to monitor our borrowing capacity, a key component to our overall liquidity.  Management also uses adjusted EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and its impact on our borrowing capacity and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management and our lenders, helps to improve their ability to understand our operating performance and our borrowing capacity and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  Adjusted EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  Adjusted EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

Our consolidated adjusted EBITDA in the second quarter of 2010 was $21.1 million, an increase of $4.6 million, or 27.7%, compared to $16.5 million in the second quarter of 2009.  Our consolidated adjusted EBITDA in the two quarters of 2010 was $38.0 million, an increase of $14.8 million, or 63.6%, compared to $23.2 million in the two quarters of 2009.

Index

The following table presents a reconciliation of our consolidated net earnings to consolidated adjusted EBITDA for the second quarter and two quarters of 2010 and the second quarter and two quarters of 2009:

	Second Quarter Ended		Two Quarters Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(dollars in millions)

Net earnings (loss)	$8.1	$(4.8)	$13.4	$(4.7)
Loss from discontinued operations, net	0.2	0.3	0.6	0.4
Provision (benefit) for income taxes	5.6	(5.7)	9.4	(7.1)
Total other expense, net	0.5	0.7	1.1	1.5
Depreciation	6.2	6.5	12.5	13.1
Amortization	0.5	0.5	1.0	1.0
Broadcast license impairment	--	19.0	--	19.0
Adjusted EBITDA	$21.1	$16.5	$38.0	$23.2

Adjusted EBITDA for the four fiscal quarter period preceding June 27, 2010 was $73.8 million.  We expect to be able to continue to pay down debt over the next 12 months and to remain in compliance within our debt covenants.

We have $2.5 million of standby letters of credit for business insurance purposes.

During 2009, we undertook several actions, along with our workforce reduction initiatives, in order to offset decreases in revenue and to help maintain financial flexibility in this difficult economic environment.  During 2009 and the two quarters of 2010, we paid down debt by $97.3 million.  In February 2009, we suspended our matching contribution to our 401(k) plan through 2010.  We plan to restore our matching contribution to our 401(k) plan in 2011.  In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the annual employer contribution for all active employees and an amendment to our pension plans to suspend benefit accruals for 18 months beginning July 1, 2009.  In April 2009, a 6% employee-wage reduction program was initiated for most full-time employees for the remainder of 2009.  We plan to maintain the broad-based reduced compensation levels during 2010; however, we provided a one-time cash bonus totaling $1.6 million in the third quarter of 2010 for the employees affected by the 2009 wage reduction program.

In 2009, we made significant progress to align our costs with the changing nature of our businesses, and we continued our cost alignment in the two quarters of 2010.  The ongoing costs associated with workforce reductions during the two quarters of 2010 were as follows:

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at June 27, 2010
	(dollars in millions)

Publishing
Daily newspaper	$1.5	$0.4	$(1.2)	$0.7
Total publishing	1.5	0.4	(1.2)	0.7
Broadcasting	0.2	0.4	(0.4)	0.2
Printing services	--	--	--	--
Total	$1.7	$0.8	$(1.6)	$0.9

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment at the time.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  As of the end of the two quarters of 2010, we have $2.3 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Cash Flow

Continuing Operations

During 2010 and 2009, we have primarily used our cash to reduce our debt.  We are accomplishing this, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.

Cash provided by operating activities was $37.9 million in the two quarters of 2010 compared to $47.0 million in the two quarters of 2009.  The decrease was primarily due to an $8.7 million refund of an income and franchise tax audit payment due to a settlement with the WDR in the two quarters of 2009.

Index

Cash used for investing activities was $5.1 million in the two quarters of 2010 compared to $9.3 million in the two quarters of 2009.  Capital expenditures were $5.8 million in the two quarters of 2010 compared to $3.8 million in the two quarters of 2009.  Our capital expenditures at our daily newspaper in the two quarters of 2010 related primarily to production equipment and building improvements.  Our capital expenditures in our broadcasting segment in the two quarters of 2010 related primarily to completing a replacement of a tower that was destroyed in an ice storm in 2009 and various technology upgrades.  In 2009, we received $2.0 million in insurance proceeds for our tower that was destroyed in an ice storm, and in the two quarters of 2010, we received an additional $0.7 million for such tower.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will help to facilitate our cost control initiatives.  In 2010, our capital expenditures are expected to increase slightly over the amount of capital expenditures in 2009.  We currently expect to receive $0.2 million in proceeds from the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.  During the two quarters of 2009, we acquired KNIN-TV in Boise, Idaho for $6.6 million.

Cash used for financing activities was $33.3 million in the two quarters of 2010 compared to $38.1 million in the two quarters of 2009.  Borrowings under our credit facility in the two quarters of 2010 were $43.6 million and we made payments of $77.2 million, reflecting a $33.6 million decrease in our debt outstanding compared to borrowings of $69.6 million and payments of $106.4 million in the two quarters of 2009 for a decrease in debt outstanding of $36.8 million.  We did not pay cash dividends in the two quarters of 2010 while we paid $1.5 million in cash dividends in the two quarters of 2009.

Discontinued Operations

Cash used by discontinued operations was $0.2 million in both the two quarters of 2010 and the two quarters of 2009.

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

Index

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 27, 2009, as updated in Item 1A of our Quarterly Report on Form 10-Q for the first quarter ended March 28, 2010.

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

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: August 11, 2010	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: August 11, 2010	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer