Form 10-Q
period 2010-09-26
JOURNAL COMMUNICATIONS INC
filed 2010-10-29
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 26, 2010
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ______________   to   ______________
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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 22, 2010 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at October 22, 2010
Class A Common Stock	43,098,581
Class B Common Stock	8,674,012.684
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 26, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$3,024	$3,369
Investments of variable interest entity	500	--
Receivables, less allowance for doubtful accounts of $3,483 and $4,198	57,845	62,543
Inventories, net	2,884	3,070
Prepaid expenses and other current assets	6,609	3,497
Syndicated programs	9,305	7,983
Deferred income taxes	3,516	4,899
Assets of discontinued operations	--	2,393
Total Current Assets	83,683	87,754

Property and equipment, at cost, less accumulated depreciation of $250,394 and $247,745	189,899	201,541
Syndicated programs	3,659	3,285
Goodwill	9,098	9,098
Broadcast licenses	82,426	81,762
Other intangible assets, net	23,465	24,976
Deferred income taxes	56,049	63,368
Other assets	4,824	1,403
Total Assets	$453,103	$473,187

Liabilities And Equity
Current liabilities:
Accounts payable	$23,821	$23,963
Accrued compensation	11,586	13,564
Accrued employee benefits	6,591	5,642
Deferred revenue	16,122	15,353
Syndicated programs	11,105	9,944
Other current liabilities	5,844	7,437
Current portion of long-term liabilities	527	440
Liabilities of discontinued operations	--	1,296
Total Current Liabilities	75,596	77,639

Accrued employee benefits	60,853	63,268
Syndicated programs	5,831	6,250
Long-term notes payable to banks	112,425	151,375
Other long-term liabilities	4,980	3,580
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at September 26, 2010 and December 27, 2009	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at September 26, 2010 and December 27, 2009	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 8,748,425.684 shares at September 26, 2010 and 9,642,293 shares at December 27, 2009	165	174
Class A – authorized 170,000,000 shares; issued and outstanding: 43,020,349 shares at September 26, 2010 and 41,783,044 shares at December 27, 2009	430	418
Additional paid-in capital	259,958	258,413
Accumulated other comprehensive loss	(33,163)	(34,487)
Retained earnings	73,546	55,239
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Journal Communications, Inc. shareholders’ equity	192,254	171,075
Noncontrolling interest	1,164	--
Total Equity	193,418	171,075
Total Liabilities And Equity	$453,103	$473,187

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Revenue:
Publishing	$43,439	$46,479	$135,377	$144,036
Broadcasting	48,482	42,453	138,099	125,410
Printing services	9,842	11,086	31,589	36,621
Corporate eliminations	(149)	(60)	(540)	(328)
Total revenue	101,614	99,958	304,525	305,739

Operating costs and expenses:
Publishing	28,802	31,878	86,670	99,319
Broadcasting	24,502	25,231	68,398	70,643
Printing services	8,642	9,957	26,442	32,216
Corporate eliminations	(149)	(76)	(540)	(358)
Total operating costs and expenses	61,797	66,990	180,970	201,820

Selling and administrative expenses	28,784	28,917	88,021	90,755
Broadcast license impairment	--	--	--	18,975
Total operating costs and expenses and selling and administrative expenses	90,581	95,907	268,991	311,550

Operating earnings (loss)	11,033	4,051	35,534	(5,811)

Other income and (expense):
Interest income	25	--	58	--
Interest expense	(996)	(645)	(2,102)	(2,194)
Total other income and (expense)	(971)	(645)	(2,044)	(2,194)

Earnings (loss) from continuing operations before income taxes	10,062	3,406	33,490	(8,005)

Provision (benefit) for income taxes	3,767	1,362	13,168	(5,782)

Earnings (loss) from continuing operations	6,295	2,044	20,322	(2,223)

Loss from discontinued operations, net of $0, $153, $436 and $464 applicable income tax benefit, respectively	--	(219)	(624)	(663)

Net earnings (loss)	$6,295	$1,825	$19,698	$(2,886)

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$0.11	$0.03	$0.34	$(0.07)
Discontinued operations	--	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.11	$0.02	$0.33	$(0.08)

Diluted – Class A and B common stock:
Continuing operations	$0.11	$0.03	$0.34	$(0.07)
Discontinued operations	--	(0.01)	(0.01)	(0.01)
Net earnings (loss)	$0.11	$0.02	$0.33	$(0.08)

Basic and diluted – Class C common stock:
Continuing operations	$0.25	$0.17	$0.77	$0.43
Discontinued operations	--	--	(0.01)	--
Net earnings	$0.25	$0.17	$0.76	$0.43

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
Three Quarters Ended September 26, 2010
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Noncontrolling	Treasury Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Interests	at cost	Total

Balance at December 27, 2009	$-	$33	$174	$418	$258,413	$(34,487)	$55,239	$-	$(108,715)	$171,075

Net earnings							5,303			5,303
Change in pension and postretirement (net of deferred tax of $280)						441				441
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			2		30					32
Employee stock purchase plan			1		162					163
Shares withheld from employees for tax withholding			(1)		(267)					(268)
Stock-based compensation					294					294
Consolidation of variable interest entity								1,164		1,164
Income tax benefits from vesting of non-vested restricted stock					95					95

Balance at March 28, 2010	-	33	172	422	258,727	(34,046)	60,078	1,164	(108,715)	177,835

Net earnings							8,100			8,100
Change in pension and postretirement (net of deferred tax of $278)						442				442
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(7)	7						-
Stock grants			1		493					494
Stock-based compensation					302					302

Balance at June 27, 2010	-	33	166	429	259,522	(33,604)	67,714	1,164	(108,715)	186,709

Net earnings							6,295			6,295
Change in pension and postretirement (net of deferred tax of $281)						441				441
Class C dividends declared ($0.142 per share)							(463)			(463)
Issuance of shares:
Conversion of class B to class A			(1)	1						-
Stock grants					22					22
Employee stock purchase plan			-		140					140
Shares withheld from employees for tax withholding					(25)					(25)
Stock-based compensation					274					274
Income tax benefits from vesting of non-vested restricted stock					25					25

Balance at September 26, 2010	$-	$33	$165	$430	$259,958	$(33,163)	$73,546	$1,164	$(108,715)	$193,418

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Shareholders' Equity
Three Quarters Ended September 27, 2009
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	at cost	Total

Balance at December 28, 2008	$-	$33	$183	$406	$256,716	$(34,355)	$53,794	$(108,715)	$168,062
Net earnings							121		121
Change in pension and postretirement (net of deferred tax expense of $962)						1,438			1,438
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Class B ($0.02 per share)							(200)		(200)
Class A ($0.02 per share)							(812)		(812)
Issuance of shares:
Conversion of class B to class A			(1)	1					-
Stock grants					10				10
Employee stock purchase plan			1		209				210
Shares withheld from employees for tax withholding					(20)				(20)
Stock-based compensation					325		1		326

Balance at March 29, 2009	-	33	183	407	257,240	(32,917)	52,440	(108,715)	168,671

Net earnings							(4,832)		(4,832)
Change in pension and postretirement (net of deferred tax benefit of $176)						(258)			(258)
Dividends declared:
Class C ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants					73				73
Stock-based compensation					328		5		333

Balance at June 28, 2009	-	33	181	409	257,641	(33,175)	47,149	(108,715)	163,523

Net earnings							1,825		1,825
Change in pension and postretirement (net of deferred tax expense of $16)						23			23
Dividends declared:
Class C ($0.142 per share)							(463)		(463)
Issuance of shares:
Conversion of class B to class A			(7)	7					-
Stock grants					21				21
Employee stock purchase plan			2		158				160
Stock-based compensation					248		(1)		247

Balance at September 27, 2009	$-	$33	$176	$416	$258,068	$(33,152)	$48,510	$(108,715)	$165,336

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 26, 2010	September 27, 2009

Cash flow from operating activities:
Net earnings	$19,698	$(2,886)
Less loss from discontinued operations	(624)	(663)
Earnings from continuing operations	20,322	(2,223)
Adjustments for non-cash items:
Depreciation	18,632	19,549
Amortization	1,456	1,481
Broadcast license impairment	--	18,975
Provision for doubtful accounts	322	2,097
Deferred income taxes	7,983	(257)
Non-cash stock-based compensation	1,400	1,005
Curtailment gains for defined benefit pension and other postretirement benefit plans	--	(353)
Net (gain) loss from disposal of assets	108	(1,894)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	4,578	15,976
Inventories	186	2,415
Accounts payable	(207)	109
Other assets and liabilities	(6,646)	(2,419)
Net Cash Provided By Operating Activities	48,134	54,461

Cash flow from investing activities:
Capital expenditures for property and equipment	(7,825)	(5,456)
Proceeds from sales of assets	792	51
Insurance proceeds for tower collapse and replacement	728	1,000
Acquisition of business	--	(6,593)
Proceeds from sale of business	25	492
Net Cash Used For Investing Activities	(6,280)	(10,506)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	73,655	105,365
Payments on long-term notes payable to banks	(112,605)	(148,230)
Financing costs for long-term notes payable to banks	(3,223)	--
Principal payments under capital lease obligations	(235)	(201)
Proceeds from issuance of common stock	272	333
Income tax benefits from vesting of non-vested restricted stock	120	--
Cash dividends	--	(1,476)
Net Cash Used For Financing Activties	(42,016)	(44,209)

Cash from discontinued operations:
Net operating activities of discontinued operations	(298)	(284)
Net investing activities of discontinued operations	115	(77)
Net Cash used for Discontinued Operations	(183)	(361)

Net Decrease In Cash And Cash Equivalents	(345)	(615)

Cash and cash equivalents:
Beginning of year	3,369	4,040
At September 26, 2010 and September 27, 2009	$3,024	$3,425

During the three quarters of 2010, a capital lease obligation of $255 was incurred when we entered into a lease for new equipment.

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, have been reflected as discontinued operations in our consolidated condensed financial statements.  Certain expenses for the third quarter and three quarters ended September 27, 2009 have been revised to conform to the current year presentation.  The revisions relate to circulation delivery-type costs for our publishing business that were previously reported in selling and administrative expenses and are now classified in operating costs and expenses.  These amounts are immaterial to all periods presented.  The balance sheet at December 27, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the third quarter and three quarters ended September 26, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 26, 2010.  You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2009.

2	ACCOUNTING PERIODS

Our fiscal year is a 52-53 week year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARD

In July 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for receivables.  The guidance requires new disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance for disclosures as of the end of a reporting period is effective for interim and annual periods ending on or after December 15, 2010.  We will adopt this guidance for our financing receivables as of December 26, 2010.  The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010.  We will adopt this guidance for activity that occurs for our financing receivables in the first quarter of 2011.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures.  The guidance requires new disclosures about the transfers between Levels 1 and 2 and clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used for fair value measurements which fall in either Level 2 or 3.  This guidance is effective for interim and annual periods beginning after December 15, 2009.  We adopted this guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.  The guidance also requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

See Note 12, Variable Interest Entity, for disclosures regarding our adoption of the FASB’s amended guidance for consolidating variable interest entities.

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

(c)
The remaining losses (“undistributed losses”) are allocated to the class A and B common stock.  Undistributed losses are not allocated to the class C common stock and non-vested restricted stock because the class C common stock and the non-vested restricted stock are not contractually obligated to share in the losses.  Losses from discontinued operations are allocated to class A and B shares and may be allocated to class C shares and non-vested restricted stock if there is undistributed earnings after deducting earnings distributed to class C shares from income from continuing operations.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings (loss) per share under the two-class method.

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Numerator for basic earnings (loss) from continuing operations for each class of common stock and non-vested restricted stock:
Earnings (loss) from continuing operations	$6,295	$2,044	$20,322	$(2,223)
Less dividends declared or accrued:
Class A and B	--	--	--	1,006
Class C	463	463	1,391	1,391
Non-vested restricted stock	--	1	--	2
Total undistributed earnings (loss) from continuing operations	$5,832	$1,580	$18,931	$(4,622)

Class A and B undistributed earnings (loss) from continuing operations	$5,390	$1,457	$17,489	$(4,622)
Class C undistributed earnings from continuing operations	346	95	1,125	--
Non-vested restricted stock undistributed earnings from continuing operations	96	28	317	--
Total undistributed earnings (loss) from continuing operations	$5,832	$1,580	$18,931	$(4,622)

Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--	$--	$1,006
Class A and B undistributed earnings (loss)	5,390	1,457	17,489	(4,622)
Numerator for basic earnings (loss) from continuing operations per class A and B common stock	$5,390	$1,457	$17,489	$(3,616)

Numerator for basic earnings from continuing operations per class C common stock:
Dividends paid or accrued on class C	$463	$463	$1,391	$1,391
Class C undistributed earnings	346	95	1,125	--
Numerator for basic earnings from continuing operations per class C common stock	$809	$558	$2,516	$1,391

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,866	50,500	50,755	50,363
Class C	3,264	3,264	3,264	3,264

Basic earnings (loss) per share from continuing operations
Class A and B	$0.11	$0.03	$0.34	$(0.07)
Class C	$0.25	$0.17	$0.77	$0.43

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Numerator for basic loss from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed loss from discontinued operations	$--	$(219)	$(624)	$(663)

Undistributed loss from discontinued operations:
Class A and B	$--	$(202)	$(576)	$(663)
Class C	--	(13)	(37)	--
Non-vested restricted stock	--	(4)	(11)	--
Total undistributed loss from discontinued operations	$--	$(219)	$(624)	$(663)

Denominator for basic loss from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,866	50,500	50,755	50,363
Class C	3,264	3,264	3,264	3,264

Basic loss per share from discontinued operations
Class A and B	$--	$(0.01)	$(0.01)	$(0.01)
Class C	$--	$--	$(0.01)	$--

Numerator for basic net earnings (loss) for each class of common stock:
Net earnings (loss)	$6,295	$1,825	$19,698	$(2,886)
Less dividends declared or accrued:
Class A and B	--	--	--	1,006
Class C	463	463	1,391	1,391
Non-vested restricted stock	--	1	--	2
Total undistributed net earnings (loss)	$5,832	$1,361	$18,307	$(5,285)

Undistributed net earnings (loss):
Class A and B	$5,390	$1,255	$16,913	$(5,285)
Class C	346	82	1,088	--
Non-vested restricted stock	96	24	306	--
Total undistributed net earnings (loss)	$5,832	$1,361	$18,307	$(5,285)

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends declared on class A and B	$--	$--	$--	$1,006
Class A and B undistributed net earnings (loss)	5,390	1,255	16,913	(5,285)
Numerator for basic net earnings (loss) per class A and B common stock	$5,390	$1,255	$16,913	$(4,279)

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Numerator for basic net earnings per class C common stock:
Dividends paid or accrued on class C	$463	$463	$1,391	$1,391
Class C undistributed net earnings	346	82	1,088	--
Numerator for basic net earnings per class C common stock	$809	$545	$2,479	$1,391

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,866	50,500	50,755	50,363
Class C	3,264	3,264	3,264	3,264

Basic net earnings (loss) per share:
Class A and B	$0.11	$0.02	$0.33	$(0.08)
Class C	$0.25	$0.17	$0.76	$0.43

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.  For the third quarter and three quarters of 2010, 449 and 445 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  For the third quarter and three quarters of 2009, 552 and 412 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Numerator for diluted net earnings (loss) per share:
Dividends on class A and B common stock	$--	$--	$--	$1,006
Total undistributed earnings from continuing operations (loss)	5,390	1,457	17,489	(4,622)
Total undistributed (loss) from discontinued operations	--	(202)	(576)	(663)
Net earnings (loss)	$5,390	$1,255	$16,913	$(4,279)

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding – class A and B	50,866	50,500	50,755	50,363

Diluted earnings (loss) per share:
Continuing operations	$0.11	$0.03	$0.34	$(0.07)
Discontinued operations	--	(0.01)	(0.01)	(0.01)
Net earnings	$0.11	$0.02	$0.33	$(0.08)

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

5	COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net earnings (loss)	$6,295	$1,825	$19,698	$(2,886)
Change in pension and post-retirement (net of tax)	441	23	1,324	1,203
Comprehensive income (loss)	$6,736	$1,848	$21,022	$(1,683)

6	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of September 26, 2010, there are 2,937,620 shares available for issuance under the 2007 Plan.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

During the third quarter and three quarters ended September 26, 2010, we recognized $298 and $1,439, respectively, in stock-based compensation expense, including $0 and $19, respectively, recorded in loss from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 26, 2010 was $112 and $566, respectively.  During the third quarter and three quarters ended September 27, 2009, we recognized $276 and $1,035, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 27, 2009 was $110 and $708, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of September 26, 2010, total unrecognized compensation cost related to stock-based compensation awards was $1,307 net of estimated forfeitures, which we expect to recognize over a weighted average period of 0.9 years.  Stock-based compensation expense is reported in selling and administrative expenses and loss from discontinued operations in our consolidated statements of operations.

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

A summary of stock option activity during the three quarters of 2010 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding and exercisable at September 26, 2010 and December 27, 2009	41,500	$18.18	0.4

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the three quarters of 2010 is zero because the fair market value of our class B common stock on September 26, 2010 was lower than the weighted average exercise price of the options.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

6	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the three quarters of 2010 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Remaining Term (years)

Outstanding at September 26, 2010 and December 27, 2009	1,083,207	$10.71	6.9

Exercisable at December 27, 2009	590,409	$11.51

Exercisable at September 26, 2010	909,527	$11.21	6.8

319,118 SARs vested during the three quarters of 2010.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the three quarters of 2010 is zero because the fair market value of our class B common stock on September 26, 2010 was lower than the weighted average exercise price of the SARs.

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

A summary of stock grant activity during the three quarters of 2010 is:

	Weighted
	Average
	Shares	Fair Value

Non-vested at December 27, 2009	912,550	$2.20
Granted	350,035	4.24
Vested	(360,017)	3.50
Forfeited	(7,721)	5.31
Non-vested at September 26, 2010	894,847	2.45

Our non-vested restricted stock grants vest from one to five years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.0 years.  The total fair value of shares vesting during the three quarters of 2010 was $1,261.  There was an aggregate of 794,911 unrestricted and non-vested restricted stock grants issued to our non-employee directors (72,911 shares) and employees (722,000 shares) in the three quarters of 2009 at a weighted average fair value of $0.96 per share, of which 213,802 of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 76,803 class B common shares sold to employees under this plan in the three quarters of 2010 at a weighted average fair value of $3.53.  As of September 26, 2010, there are 2,327,847 shares available for sale under the plan.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

7	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2007 through 2009 tax returns are open for federal purposes, and our 2005 through 2009 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Wisconsin for our 2003 through 2007 tax returns, Illinois for our 2006 and 2007 tax returns and Florida for our 2006 through 2008 tax returns.

As of September 26, 2010, our liability for unrecognized tax benefits was $1,035, which, if recognized, $922 would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of September 26, 2010 we had $431 accrued for interest expense and penalties.  During the three quarters of 2010, we recognized $57 in interest expense.

As of September 26, 2010, it is possible for $597 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at September 26, 2010 and December 27, 2009 consist of the following:

	September 26, 2010	December 27, 2009

Paper and supplies	$2,173	$2,405
Work in process	591	600
Finished goods	332	273
Less obsolescence reserve	(212)	(208)
Inventories, net	$2,884	$3,070

9	NOTES PAYABLE TO BANKS

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility).  In connection with this amendment, certain lenders reduced their commitments to $225,000 and extended the expiration date to December 2, 2013 (extending lenders).  The remaining lenders, with terms and commitments that remain unchanged at $74,000, did not extend the original maturity date of June 2, 2011 (non-extending lenders).  Since August 13, 2010, there was no outstanding principal amount of revolving loans drawn under the commitments maturing on June 2, 2011.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends. At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  Our borrowings from non-extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of September 26, 2010 and December 27, 2009, we had borrowings of $112,425 and $151,375, respectively, under our credit facility at a weighted average rate of 3.06% and 1.00%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the first three quarters of 2010.

Fees in connection with the secured credit facility of $3,223 and the unamortized deferred financing costs from the unsecured revolving credit facility of $213 are being amortized over the term of the secured credit facility using the straight-line method.  Unamortized deferred financing costs related to the non-extending lenders of $39 are being amortized over the remaining term of the unsecured credit facility using the straight-line method.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

9	NOTES PAYABLE TO BANKS continued

We estimate the fair value of our secured credit facility at September 26, 2010 to be $110,356, based on discounted cash flows using an interest rate of 3.67%.  We estimated the fair value of our unsecured revolving facility at December 27, 2009 to be $143,657, based on discounted cash flows using an interest rate of 4.47%.  These fair value measurements fall within Level 3 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges. As of September 26, 2010, we were in compliance with this financial covenant.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of September 26, 2010, we were in compliance with this financial covenant.

Given the current economic environment, one or more of the lenders in our secured credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses.

10	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  Our maximum potential obligation pursuant to the guarantee is $1,096 as of September 26, 2010.  As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease.  In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expires in May 2011.  In addition, the buyer has assumed certain leases for equipment and we have provided a guarantee for the remaining lease obligations.  The equipment leases expire in November 2010 and March 2012.  Our maximum potential obligations pursuant to the guarantee and the assumed leases are $610 as of September 26, 2010.

11	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Service cost	$--	$--	$--	$1,088
Interest cost	2,085	2,258	6,255	6,744
Expected return on plan assets	(2,572)	(2,625)	(7,714)	(7,974)
Amortization of:
Unrecognized prior service cost	(40)	(44)	(122)	(143)
Unrecognized net loss	679	--	2,039	182
Curtailment gain	--	--	--	(353)
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$152	$(411)	$458	$(456)

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

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Service cost	$21	$17	$63	$52
Interest cost	238	270	714	809
Amortization of:
Unrecognized prior service cost	(55)	(54)	(165)	(164)
Unrecognized net transition obligation	137	137	411	411
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$341	$370	$1,023	$1,108

See Note 17, Subsequent Event, for disclosures regarding changes approved in the fourth quarter of 2010 in our defined benefit and non-qualified pension plans.

12	VARIABLE INTEREST ENTITY

In 2009, the FASB issued amended guidance for consolidating VIEs.  The guidance amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE.  The guidance also replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amended guidance also requires additional disclosures about a reporting entity’s involvement in VIEs.  We adopted this guidance in the first quarter of 2010.

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

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of September 26, 2010.

Amortization expense was $477 and $1,456 for the third quarter and three quarters ended September 26, 2010, respectively and $494 and $1,481 for the third quarter and three quarters ended September 27, 2009.  Estimated amortization expense for our next five fiscal years is $1,932 for 2010, $1,569 for 2011, $1,494 for 2012, $1,375 for 2013 and $1,276 for 2014.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 26, 2010 and December 27, 2009 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 26, 2010
Network affiliation agreements	$26,930	$(6,796)	$20,134
Customer lists	18,078	(16,484)	1,594
Non-compete agreements	13,435	(13,388)	47
Other	4,620	(2,930)	1,690
Total	$63,063	$(39,598)	$23,465

December 27, 2009
Network affiliation agreements	$26,930	$(5,996)	$20,934
Customer lists	18,206	(16,076)	2,130
Non-compete agreements	15,351	(15,286)	65
Other	4,884	(3,037)	1,847
Total	$65,371	$(40,395)	$24,976

In the third quarter of 2010, our daily newspaper ceased production of the Milwaukee Homes & Fine Living specialty product.  Intangible assets consisting of a customer list, non-compete agreement and trade name with a net carrying amount of $55 were written off.

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $82,426 and $81,762 as of September 26, 2010 and December 27, 2009, respectively.  The $664 increase in the net carrying amount of our broadcast licenses for the three quarters ended September 26, 2010 reflects the consolidation of a VIE where we have an agreement that is considered to create variable interest in the entity that holds the broadcast license.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
There were no changes in the carrying amount of goodwill for the three quarters ended September 26, 2010.  We currently have $4,285 of goodwill recorded at our community newspapers and shoppers reporting unit and $4,813 of goodwill recorded at our broadcasting reporting unit.  We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

14	DISCONTINUED OPERATIONS

During the first quarter of 2010, we sold substantially all of the operating assets of our PrimeNet direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida in two separate transactions.  On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota were sold for $123.  The remaining Minnesota-based assets were shutdown in April, and accordingly, we recorded $373 for shutdown related costs in the second quarter of 2010.  In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $700 note repayable over four years and a $147 working capital note repayable over three years.  At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at a market rate of interest.  As of September 26, 2010, the receivable balances were $613 and $106, respectively.  The consideration received in each transaction approximates the net book value of the assets sold.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	DISCONTINUED OPERATIONS continued

The following table summarizes PrimeNet’s results of operations, which are included in the loss from discontinued operations, net in the consolidated condensed statement of operations for the third quarter and three quarters ended September 26, 2010 and September 27, 2009:

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenue	$--	$5,128	$2,144	$15,634
Earnings (loss) before income taxes	$--	$(372)	$(1,060)	$(1,127)

There were no assets or liabilities reported as discontinued operations at September 26, 2010.  PrimeNet’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 27, 2009 consisted of the following:

December 27, 2009

Receivables	$919
Inventories, net	386
Prepaid expenses	176
Property and equipment, net	912
Total assets	$2,393

Accounts payable	$318
Accrued compensation	399
Accrued employee benefits	44
Other liabilities	535
Total liabilities	$1,296

15	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the third quarter and three quarters of 2010, we recorded a pre-tax charge of $137 and $958, respectively, for workforce separation benefits.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  We recorded $132 in workforce separation benefits at our former direct marketing services business, which are reported in loss from discontinued operations, net in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the three quarters of 2010 was as follows:

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at September 26, 2010

Publishing
Daily newspaper	$1,490	$435	$(1,476)	$449
Community newspapers and shoppers	26	24	(35)	15
Total publishing	1,516	459	(1,511)	464

Broadcasting	149	419	(568)	--
Printing services	24	80	(86)	18

Total	$1,689	$958	$(2,165)	$482

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

The following tables summarize revenue, operating earnings (loss), non-cash impairment charge, depreciation and amortization and capital expenditures for the third quarter and three quarters ended September 26, 2010 and September 27, 2009 and identifiable total assets at September 26, 2010 and December 27, 2009:

	Third Quarter Ended		Three Quarters Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenue
Publishing	$43,439	$46,479	$135,377	$144,036
Broadcasting	48,482	42,453	138,099	125,410
Printing services	9,842	11,086	31,589	36,621
Corporate eliminations	(149)	(60)	(540)	(328)
	$101,614	$99,958	$304,525	$305,739

Operating earnings (loss)
Publishing	$3,066	$1,589	$13,078	$5,344
Broadcasting	9,987	4,466	27,381	(5,606)
Printing services	(188)	(505)	920	(427)
Corporate	(1,832)	(1,499)	(5,845)	(5,122)
	$11,033	$4,051	$35,534	$(5,811)

Non−cash impairment charge
Broadcasting	$--	$--	$--	$18,975
	$--	$--	$--	$18,975

Depreciation and amortization
Publishing	$2,825	$3,016	$8,625	$9,094
Broadcasting	3,205	3,253	9,609	9,955
Printing services	458	531	1,487	1,581
Corporate	123	131	367	400
	$6,611	$6,931	$20,088	$21,030

Capital expenditures
Publishing	$278	$111	$895	$1,205
Broadcasting	1,571)	1,396	6,114	3,725
Printing services	99	171	502	501
Corporate	319	21	326	25
	$2,267	$1,699	$7,837	$5,456

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	SEGMENT REPORTING continued

	September 26, 2010	December 27, 2009

Identifiable total assets
Publishing	$126,201	$140,810
Broadcasting	286,740	290,021
Printing service	11,743	13,371
Corporate & discontinued operations	28,419	28,985
	$453,103	$473,187

17	SUBSEQUENT EVENT

Employee Benefit Plans
On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals.  The accrual of plan benefits has been temporarily suspended from July 1, 2009 and will continue through December 31, 2010.  For those bargaining unit participants, the temporary suspension of plan accruals will be extended until at least June 30, 2011.  Benefits earned by participants under the plan prior to the temporary suspension on July 1, 2009 were not affected.

We also permanently suspended the unfunded non-qualified plan, which provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.

The reduction of benefits under the qualified defined benefit pension plan and the unfunded non-qualified plan are expected to result in a curtailment gain to be recorded in the fourth quarter of 2010.  In addition, due to the amendments for these pension plans, plan assets and obligations will also be re-measured during the fourth quarter of 2010.

For employees not covered by the qualified defined benefit pension plan, our 401(k) plan was also amended on October 12, 2010.  The annual employer contribution will no longer be a component of the 401(k) plan effective January 1, 2011.  The annual employer contribution has been temporarily suspended from July 1, 2009 and will continue through December 31, 2010.  In addition, effective January 1, 2011, the current matching contribution to our 401(k) plan has been enhanced.  Prior to the suspension in February 2009, we contributed $0.50 for each dollar contributed by the 401(k) participant, up to 5% of their eligible wages for a maximum match of 2.5% of eligible wages as defined by the 401(k) plan.  Starting January 1, 2011, we intend to contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages for a maximum match of 3.5% of eligible wages as defined by the 401(k) plan.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 26, 2010, including the notes thereto.

More information regarding us is available at our website at www.journalcommunications.com.  We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website.  We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 27, 2009 as updated in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter ended March 28, 2010:

•	changes in advertising demand or the buying strategies of advertisers or the migration of advertising to the internet;
•	changes in newsprint prices and other costs of materials;
•
changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total or the changes in spectrum allocation policies);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;
•	the availability of quality broadcast programming at competitive prices;
•	changes in network affiliation agreements, including increased sharing of retransmission revenue;
•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;
•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;
•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;
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

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly.  Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the internet and other advertising forms.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.  However, we believe the rate of deterioration of these fundamentals has moderated based on our results for the three quarters of 2010.

In the third quarter of 2010, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their advertising spending in virtually all advertising categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertisting rate decreases in order to increase volume, we have seen a decrease in the average rate per inch of advertising.  Retail advertising decreased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in ROP advertising in the communications, home improvement and food categories and the loss of certain advertisers from our total market coverage product (our non-subscriber product).  Classified advertising revenue, specifically in the real estate category, also decreased in the third quarter of 2010 compared to the third quarter of 2009.  National advertising revenue increased $0.3 million in the third quarter of 2010 primarily due to an increase in ROP advertising in the pharmaceutical and political and issue advertising categories.  Interactive revenue increased $0.4 million at our publishing businesses in the third quarter of 2010 compared to the third quarter of 2009.  Operating earnings at our publishing businesses increased $1.5 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the reduction in the expense platform to better align with a reduced revenue base.  Total expenses decreased $4.5 million, or 10.1%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease of $3.7 million in workforce reduction charges, a decrease of $0.8 million in sales and use tax expenses, the impact from the decrease in revenue and overall expense reduction initiatives.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Other than the political and issue and automotive categories, the broadcast industry continues to experience softness in television and radio advertising resulting from general economic pressures primarily in the housing, financial and communications categories.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.  However, in the current economic environment, we cannot predict that we will be able to maintain our current rates as demand for our available inventory fluctuates.

Revenue from our broadcasting businesses increased $6.0 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a $4.1 million increase in political and issue advertising revenue, a $1.5 million increase in national advertising revenue (primarily due to an increase in automotive advertising revenue) and a $0.5 million increase in retransmission revenue.  Operating earnings from our broadcasting business increased $5.5 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the impact from the increase in advertising revenue. Total expenses increased $0.5 million, or 1.3%, in the third quarter of 2010 compared to the third quarter of 2009.

Revenue at our printing services business decreased $1.3 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the effects of the current economic environment on the printing industry and the previously planned reduction in revenue from certain printing customers.  The operating loss from our printing services business decreased $0.3 million in the third quarter of 2010 compared to the third quarter of 2009 due to decreases in production and payroll-related costs.

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement at our broadcasting businesses, persistent high unemployment, lack of strong economic growth and continued economic uncertainty temper our optimism with respect to improved revenue in the near term.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2009 or prior years given the secular changes affecting the newspaper industry.

Index

Results of Operations

Third Quarter Ended September 26, 2010 compared to the Third Quarter Ended September 27, 2009

Our consolidated revenue in the third quarter of 2010 was $101.6 million, an increase of $1.6 million, or 1.7%, compared to $100.0 million in the third quarter of 2009. Our consolidated operating costs and expenses in the third quarter of 2010 were $61.8 million,  a decrease of $5.2 million, or 7.8%, compared to $67.0 million in the third quarter of 2009. Our consolidated selling and administrative expenses in the third quarter of 2010 were $28.8 million, a decrease of $0.1 million, or 0.5%, compared to $28.9 million in the third quarter of 2009.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2010 and the third quarter of 2009 (dollars in millions):

		Percent of		Percent of
		Total		Total
	2010	Revenue	2009	Revenue

Revenue:
Publishing	$43.4	42.7%	$46.5	46.5%
Broadcasting	48.5	47.7	42.5	42.5
Printing services	9.8	9.7	11.1	11.1
Corporate eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total revenue	101.6	100.0	100.0	100.0

Total operating costs and expenses	61.8	60.8	67.0	67.0
Selling and administrative expense	28.8	28.3	28.9	28.9
Total operating costs and expenses, selling and administrative expenses	90.6	89.1	95.9	95.9
Total operating earnings	$11.0	10.9%	$4.1	4.1%

In the newspaper industry, classified advertising has historically been the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  Newspaper classified advertising also has been the most impacted by secular changes affecting the newspaper industry.  Classified advertising continues to move away from printed products to online products.  Our publishing businesses experienced a 10.7% decrease in classified advertising in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in the real estate category.  Retail advertising revenue decreased 11.6% in the third quarter of 2010 compared to the third quarter of 2009 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the communications, home improvement, food, automotive and airline and travel categories and were partially offset by increases in the business services, real estate and finance and insurance categories. We believe consumers are still cautious in regards to spending discretionary income.  Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting businesses, advertising revenue increased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increases in political and issue advertising revenue, national advertising revenue and retransmission revenue.  The increase in political and issue advertising revenue is part of the normal two-year advertising cycle which affects our television stations in particular.  Automotive advertising increased $1.9 million, or 30.5%, in the third quarter of 2010 compared to the third quarter of 2009 primarily at our television stations.

The decrease in printing services revenue was primarily due to the effects of the current economic environment and the dynamics of the printing industry.  Revenue from printing publications and catalogs and revenue from computer-related customers decreased in the third quarter of 2010 compared to the third quarter of 2009.

The decrease in total operating costs and expenses in the third quarter of 2010 compared to the third quarter of 2009 was due to a decrease in payroll-related costs (primarily workforce reduction charges), a decrease in costs related to the decrease in revenue at our publishing and printing services businesses and a decrease in barter and syndicated programming expenses.  Selling and administrative expenses decreased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the increase in a sales and use tax reserve in the third quarter of 2009 and decreases in bad debt and legal expenses, which were partially offset by an increase in incentive compensation expense due to the increase in overall consolidated operating earnings. Overall, we expect total year-over-year expense decreases to continue to moderate and ultimately level off in the fourth quarter of 2010.

Index

Our consolidated operating earnings were $11.0 million in the third quarter of 2010, an increase of $6.9 million, or 172.4%, compared to $4.1 million in the third quarter of 2009.  The following table presents our operating earnings (loss) by segment for the third quarter of 2010 and the third quarter of 2009 (dollars in millions):

		Percent of		Percent of
		Total		Total
		Operating		Operating
	2010	Earnings	2009	Earnings

Publishing	$3.1	27.8%	$1.6	39.2%
Broadcasting	10.0	90.5	4.5	110.3
Printing services	(0.2)	(1.7)	(0.5)	(12.5)
Corporate	(1.9)	(16.6)	(1.5)	(37.0)
Total operating earnings	$11.0	100.0%	$4.1	100.0%

The increase in total operating earnings was primarily due to the the increase in revenue at our broadcasting businesses and the decreases in expenses.

EBITDA in the third quarter of 2010 was $17.6 million, an increase of $6.6 million, or 60.7%, compared to $11.0 million in the third quarter of 2009.  We define EBITDA as net earnings (loss) excluding gain/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the third quarter 2010 and the third quarter of 2009:

	2010	2009
	(dollars in millions)

Net earnings	$6.3	$1.8
Loss from discontinued operations, net	--	0.2
Provision for income taxes	3.7	1.4
Total other expense, net (which is entirely comprised of interest income and expense)	1.0	0.7
Depreciation	6.1	6.4
Amortization	0.5	0.5
EBITDA	$17.6	$11.0

The increase in our EBITDA is consistent with the increases in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in the third quarter of 2010 was $43.4 million, a decrease of $3.1 million, or 6.5%, compared to $46.5 million in the third quarter of 2009.  Operating earnings from publishing were $3.1 million in the third quarter of 2010, an increase of $1.5 million, or 93.0%, compared to $1.6 million in the third quarter of 2009.

Index

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2010 and the third quarter of 2009:

	2010			2009
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$13.5	$5.2	$18.7	$15.6	$5.5	$21.1	(11.6)
Classified	5.2	1.1	6.3	5.7	1.4	7.1	(10.7)
National	1.3	--	1.3	1.0	--	1.0	27.5
Direct Marketing	--	--	--	0.1	--	0.1	(81.7)
Total advertising revenue	20.0	6.3	26.3	22.4	6.9	29.3	(10.3)
Circulation revenue	12.2	0.5	12.7	12.9	0.5	13.4	(4.9)
Other revenue	3.7	0.7	4.4	3.1	0.7	3.8	16.6
Total revenue	$35.9	$7.5	$43.4	$38.4	$8.1	$46.5	(6.5)

Operating earnings	$2.4	$0.7	$3.1	$0.8	$0.8	$1.6	93.0

Advertising revenue accounted for 60.5% of total publishing revenue in the third quarter of 2010 compared to 63.0% in the third quarter of 2009.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertisting rate decreases in order to increase volume, we have seen a decrease in the average rate per inch of advertising in the third quarter of 2010 compared to the third quarter of 2009.

Retail advertising revenue in the third quarter of 2010 was $18.7 million, a decrease of $2.4 million, or 11.6%, compared to $21.1 million in the third quarter of 2009.  The $2.1 million decrease at our daily newspaper was primarily due to a decrease in ROP advertising revenue, the loss of certain advertisers from our total market coverage product (our non-subscriber product) and a decrease in preprint advertising revenue partially offset by an increase in retail online advertising revenue.  Revenue decreases were in the communications, home improvement, food, automotive and airline and travel categories and were partially offset by increases in the business services, real estate and finance and insurance categories. In the early part of the fourth quarter of 2010, we re-launched our total market coverage product as a mail-based midweek product aimed at recapturing and growing market share.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $0.3 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive, retail and real estate advertising and a decrease from publications we no longer produce.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in classified advertising revenue in the third quarter of 2010 compared to the third quarter of 2009.  Classified advertising revenue in the third quarter of 2010 was $6.3 million, a decrease of $0.8 million, or 10.7%, compared to $7.1 million in the third quarter of 2009.  At our daily newspaper, classified advertising revenue decreased $0.5 million, or 8.9%, in the third quarter of 2010 compared to the third quarter of 2009.  This decrease has moderated from previous quarters in 2010.  Specifically, the real estate category decreased $0.5 million, or 30.6%, and the automotive and employment categories were essentially even compared to the third quarter of 2009.  The average rate per inch of classified advertising decreased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the planned decrease in rates for employment classified revenue in order to increase volume.  Historically, this revenue has been at a higher rate than other categories.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.3 million, or 18.2%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to decreases in automotive, employment and real estate classified advertising revenue and a decrease from publications we closed or sold.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the third quarter of 2010 was $0.1 million, or 8.8%, compared to the third quarter of 2009.

Interactive advertising revenue at our publishing businesses is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue was $2.9 million in the third quarter of 2010, an increase of $0.4 million, or 15.4%, compared to $2.5 million in the third quarter of 2009.  In the third quarter of 2010 at our daily newspaper, interactive retail advertising revenue increased 27.6% and interactive classified advertising revenue increased 3.8% compared to the third quarter of 2009.

National advertising revenue in the third quarter of 2010 was $1.3 million, an increase of $0.3 million, or 27.5%, compared to $1.0 million in the third quarter of 2009.  The increase was primarily due to an increase in ROP advertising in the pharmaceutical and political advertising categories.

Index

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, decreased $0.1 million in the third quarter of 2010 compared to the third quarter of 2009.

Circulation revenue accounted for 29.3% of total publishing revenue in the third quarter of 2010 compared to 28.8% in the third quarter of 2009.  Circulation revenue of $12.7 million in the third quarter of 2010 decreased $0.7 million, or 4.9%, compared to $13.4 million in the third quarter of 2009.  At our daily newspaper, circulation revenue decreased $0.7 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in the number of Sunday copies sold for home delivery and the number of daily and Sunday copies sold at single copy outlets.  Partially offsetting this decrease was an increase in revenue for the “TV Cue” section, a product which is now priced separately and delivered with the Sunday edition.  At our community newspapers and shoppers business, circulation revenue was $0.5 million in both the third quarter of 2010 and the third quarter of 2009.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 10.2% of total publishing revenue in the third quarter of 2010 compared to 8.2% in the third quarter of 2009.  Other revenue was $4.4 million in the third quarter of 2010, an increase of $0.6 million, or 16.6%, compared to $3.8 million in the third quarter of 2009.  The $0.6 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new printing customers for whom we began printing in the late-third quarter and fourth quarter of 2009, partially offset by the loss of a significant customer.  At our community newspapers and shoppers business, other revenue was $0.7 million in both the third quarter of 2010 and the third quarter of 2009.

Publishing operating earnings in the third quarter of 2010 were $3.1 million, an increase of $1.5 million, or 93.0%, compared to $1.6 million in the third quarter of 2009.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to benefit from these reductions in the third quarter of 2010.  Total expenses decreased $4.5 million, or 10.1%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease of $4.4 million in total payroll-related costs, including a decrease of $3.7 million in workforce reduction charges, partially offset by a one-time cash bonus of $0.8 million for employees who were impacted by the wage reduction program in 2009.  Excluding payroll-related costs, operating costs and expenses increased $0.5 million in the third quarter of 2010 compared to the third quarter of 2009, the most significant of which were newsprint and paper costs.  Total newsprint and paper costs for our publishing businesses in the third quarter of 2010 were $4.4 million, an increase of $0.9 million, or 25.3%, compared to $3.5 million in the third quarter of 2009 due to a 39.1% increase in average newsprint pricing per metric ton partially offset by a 5.6% decrease in newsprint consumption due to the decrease in advertising pages and the number of copies sold at our daily newspaper.  Additionally, in the third quarter of 2009, the daily newspaper increased its sales and use tax reserve by $0.8 million.

Broadcasting

Revenue from broadcasting in the third quarter of 2010 was $48.5 million, an increase of $6.0 million, or 14.2%, compared to $42.5 million in the third quarter of 2009.  Operating earnings from broadcasting in the third quarter of 2010 were $10.0 million, an increase of $5.5 million, or 123.6%, compared to $4.5 million in the third quarter of 2009.

The following table presents our broadcasting revenue and operating earnings for the third quarter of 2010 and the third quarter of 2009:

	2010			2009			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$30.0	$18.5	$48.5	$24.5	$18.0	$42.5	14.2

Operating earnings	$5.5	$4.5	$10.0	$0.5	$4.0	$4.5	123.6

Revenue from our television stations in the third quarter of 2010 was $30.0 million, an increase of $5.5 million, or 22.3%, compared to $24.5 million in the third quarter of 2009.  We experienced a revenue increase in all but one of our television markets.  Compared to the third quarter of 2009, political and issue advertising revenue increased $3.8 million, or 731.0%; national increased $1.5 million, or 31.4%; and retransmission revenue increased $0.5 million, or 39.2%.  Partially offsetting these revenue increases was a decrease in local advertising of $0.3 million, or 1.5%, compared to the third quarter of 2009.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.  We have television stations in a number of states with competitive political races in 2010 and we expect political and issue advertising revenue to increase in the fourth quarter of 2010 compared to the fourth quarter of 2009; however, in the current economic environment, we cannot predict that we will be able to maintain our current rates as demand for our available inventory fluctuates.

Our television stations experienced revenue increases in a number of categories, specifically automotive, education and entertainment, partially offset by decreases in the hotel and gambling, professional services, communications and medical categories.  Automotive advertising revenue represented 17.4% of television advertising revenue in the third quarter of 2010 compared to 14.4% in the third quarter of 2009.  Automotive advertising revenue increased $1.7 million, or 47.6%, in the third quarter of 2010 compared to the third quarter of 2009.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  We launched additional local advertising programs targeted towards non-traditional advertisers across our television markets.  Revenue from non-traditional advertising programs was $3.5 million in both the third quarter of 2010 and the third quarter of 2009.  Non-traditional advertising programs refer to initiatives which attract new local advertisers, including the creation of new local content and programs that combine television, radio or print with digital.  Interactive revenue was $0.3 million in both the third quarter of 2010 and the third quarter of 2009.  Revenue from non-traditional advertising programs and interactive revenue are reported in local advertising revenue.

Index

Operating earnings from our television stations in the third quarter of 2010 were $5.5 million, an increase of $5.0 million compared to $0.5 million in the third quarter of 2009. The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total television expenses in the third quarter of 2010 increased $0.5 million, or 1.9%, compared to the third quarter of 2009, primarily due to a one-time cash bonus of $0.3 million for employees who were impacted by the wage reduction program in 2009.  The other expense increases in the third quarter of 2010 were an increase in network programming expenses, third-party commissions and incentive compensation due to the increase in operating earnings, partially offset by decreases in barter and syndicated programming expenses and legal expenses.  We are selectively adding back expense to invest in our programming, employees, research and promotion.

Revenue from our radio stations in the third quarter of 2010 was $18.5 million, an increase of $0.5 million, or 3.1%, compared to $18.0 million in the third quarter of 2009.  We experienced a revenue increase in all but two of our radio markets.  Compared to the third quarter of 2009, political and issue advertising revenue increased $0.4 million, or 712.5%, and local advertising revenue increased $0.2 million, or 1.6%.  National advertising revenue decreased $0.1 million, or 3.3%, in the third quarter of 2010 compared to the third quarter of 2009.  Our radio stations experienced revenue increases in a number of categories, specifically, professional services, media, retail, automotive, travel and restaurants, partially offset by decreases in the home improvement, financial, entertainment, medical, health and leisure and communications categories.  Automotive advertising represented 15.0% of radio advertising revenue in the third quarter of 2010 compared to 14.4% in the third quarter of 2009.  Automotive advertising revenue increased $0.2 million, or 7.2%, in the third quarter of 2010 compared to the third quarter of 2009.   Our radio stations are working to grow their local customer base by attracting new radio advertising customers with non-traditional advertising programs.  Revenue from non-traditional advertising programs was $3.2 million in the third quarter of 2010, an increase of $0.3 million, or 11.9%, compared to $2.9 million the third quarter of 2009.  Interactive revenue was $0.4 million in both the third quarter of 2010 and the third quarter of 2009.  Revenue from non-traditional advertising programs and interactive revenue are reported in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2010 were $4.5 million, an increase of $0.5 million, or 12.6%,  compared to $4.0 million in the third quarter of 2009.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total radio expenses increased $0.1 million, or 0.4%, in the third quarter of 2010 compared to the third quarter of 2009. In the third quarter of 2010, a one-time cash bonus of $0.2 million was paid out to employees who were impacted by the wage reduction program in 2009.  The other expense increases in the third quarter of 2010 were an increase in audience and client promotion expenses and incentive compensation expense, partially offset by an decrease in sports rights fees due to broadcasting one less Green Bay Packers’ game and one less Milwaukee Brewers’ game compared to the third quarter of 2009.  We are selectively adding back expense to invest in our programming, employees, research and promotion.

Printing Services

Revenue from printing services in the third quarter of 2010 was $9.8 million, a decrease of $1.3 million, or 11.2%, compared to $11.1 million in the third quarter of 2009.  Operating loss from printing services in the third quarter of 2010 was $0.2 million compared $0.5 million in the third quarter of 2009.

The decrease in printing services revenue was primarily due to the ongoing challenges of the printing industry due to lower demand for printed products.  Revenue from printing publications and catalogs and revenue from computer-related customers decreased in the third quarter of 2010 compared to the third quarter of 2009.  Our printing services’ customers continue to reduce their print volumes, cease to print and/or take their printing needs out for bid in order to achieve lower pricing.

The decrease in the operating loss from printing services in the third quarter of 2010 compared to the third quarter of 2009 was due to employee, operating and production related cost reduction initiatives.  These cost savings were partially offset by the impact from the decrease in revenue and a one-time cash bonus of $0.2 million paid out to employees who were impacted by the wage reduction program in 2009.

Corporate

Revenue and expense eliminations were $0.1 million in both the third quarter of 2010 and in the third quarter of 2009.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.   The unallocated expenses were $1.9 million in the third quarter of 2010 compared to $1.5 million in the third quarter of 2009.  This increase was primarily due to an increase in incentive compensation expense due to the increase in overall consolidated operating earnings.

Index

Other Income and Expense and Taxes

Interest income was insignificant in the third quarter of 2010 and the third quarter of 2009.  Interest expense was $1.0 million in the third quarter of 2010 compared to $0.7 million in the third quarter of 2009.  The increase was due to the increase in borrowing rates under our amended and extended credit agreement entered into on August 13, 2010.  Amortization of deferred financing costs was $0.2 million in the third quarter of 2010 compared to $0.1 million and the third quarter of 2009.  The increase is due to amortizing the fees paid to amend and extend our credit agreement.

Our effective tax rate was 37.4% in the third quarter of 2010 compared to 40.0% in the third quarter of 2009.  The decrease is primarily due to recording a benefit related to the filing of certain amended federal tax returns.

Discontinued Operations

There were no results for discontinued operations in the third quarter of 2010 compared to loss from discontinued operations, net of benefit for income taxes, of $0.2 million in the third quarter of 2009.  Income tax benefit was $0.2 million in the third quarter of 2009.

There was no revenue from PrimeNet in the third quarter of 2010 compared to $5.1 million in the third quarter of 2009.
Net loss from its operations was $0.2 million in the third quarter of 2009.

Net Earnings

Our net earnings in the third quarter of 2010 were $6.3 million, an increase of $4.5 million, or 244.9%, compared to $1.8 million in the third quarter of 2009.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and the decrease in loss from discontinued operations, partially offset by the increase in the provision for income taxes and the increase in interest expense.

Earnings per Share for Class A and B Common Stock

In the third quarter of 2010, basic and diluted net earnings per share of class A and B common stock were $0.11 for both.  This compared to $0.02 for both in the third quarter of 2009.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.11 for both in the third quarter of 2010.  This compared to $0.03 for both in the third quarter of 2009.  There was no basic and diluted loss per share from discontinued operations in the third quarter of 2010.  This compares to a net loss of $0.01 in the third quarter of 2009.

Three Quarters Ended September 26, 2010 compared to the Three Quarters Ended September 27, 2009

Our consolidated revenue in the three quarters of 2010 was $304.5 million, a decrease of $1.2 million, or 0.4%, compared to $305.7 million in the three quarters of 2009.  Our consolidated operating costs and expenses in the three quarters of 2010 were $181.0 million,  a decrease of $20.8 million, or 10.3%, compared to $201.8 million in the three quarters of 2009. Our consolidated selling and administrative expenses in the three quarters of 2010 were $88.0 million, a decrease of $2.7 million, or 3.0%, compared to $90.7 million in the three quarters of 2009.  There was no non-cash broadcast license impairment charge in the three quarters of 2010 compared to $19.0 million in the three quarters of 2009.

Index

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings (loss) as a percent of total revenue for the three quarters of 2010 and the three quarters of 2009 (dollars in millions):

		Percent of		Percent of
		Total		Total
	2010	Revenue	2009	Revenue

Revenue:
Publishing	$135.4	44.5%	$144.0	47.1%
Broadcasting	138.1	45.3	125.4	41.0
Printing services	31.5	10.4	36.6	12.0
Corporate eliminations	(0.5)	(0.2)	(0.3)	(0.1)
Total revenue	304.5	100.0	305.7	100.0

Total operating costs and expenses	181.0	59.4	201.8	66.0
Selling and administrative expenses	88.0	28.9	90.7	29.7
Broadcast license impairment	--	--	19.0	6.2
Total operating costs and expenses, selling and administrative expenses and broadcast license expense	269.0	88.3	311.5	101.9
Total operating earnings (loss)	$35.5	11.7%	$(5.8)	(1.9)%

Our publishing businesses experienced a 10.2% decrease in retail advertising revenue in the three quarters of 2010 compared to the three quarters of 2009 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the communications, food, home improvement, automotive and department store categories partially offset by increases in the health services and real estate categories.  Classified advertising revenue decreased 11.7% in the three quarters of 2010 compared to the three quarters of 2009 primarily in due to a decrease in the real estate category.  Circulation revenue decreased 2.6% in the three quarters of 2010 compared to the three quarters of 2009 primarily due to a decrease in the number of Sunday and daily copies sold for home delivery and daily copies sold at single copy outlets at our daily newspaper.  Partially offsetting these revenue decreases was a 59.9% increase in commercial printing revenue at our daily newspaper in the three quarters of 2010 compared to the three quarters of 2009.  We believe consumers are still cautious in regards to spending discretionary income.  Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting businesses, advertising revenue increased in the three quarters of 2010 compared to the three quarters of 2009 primarily due to an increase in political and issue advertising revenue, an increase in national advertising revenue, an increase in Olympic advertising revenue and an increase in retransmission revenue.  The increase in political and issue advertising revenue and Olympic advertising revenue is part of the normal two-year advertising cycle which affects our television stations in particular.  Automotive advertising increased $4.9 million, or 28.6%, in the three quarters of 2010 compared to the three quarters of 2009 primarily at our television stations.

The decrease in printing services revenue was primarily due to the effects of the current economic environment and the difficult business environment of the printing industry.  Revenue from printing publications and revenue from computer-related customers decreased in the three quarters of 2010 compared to the three quarters of 2009.

The decrease in total operating costs and expenses was primarily due to a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives implemented in 2009, a decrease in costs related to the decrease in revenue at our printing services business and our publishing businesses, decreases in barter and syndicated programming expenses, a decrease in the gain related to insurance proceeds from our tower replacement in Wichita, Kansas and a decrease in newsprint and paper costs.  The decrease in selling and administrative expenses was primarily due to decreases in payroll-related costs reflecting the savings from the 2009 workforce reduction initiatives, a decrease in bad debt expense, a decrease in legal expenses and overall cost reduction initiatives as our businesses continue to reduce expenses in response to the decrease in revenue. We expect total year-over-year expense decreases to continue to moderate and ultimately level off in the fourth quarter of 2010.

Index

Our consolidated operating earnings were $35.5 million in the three quarters of 2010 compared to an operating loss of $5.8 million in the three quarters of 2009.  The following table presents our operating earnings (loss) by segment for the three quarters of 2010 and the three quarters of 2009:

		Percent of		Percent of
		Total		Total
		Operating		Operating
	2010	Earnings	2009	Loss
	(dollars in millions)

Publishing	$13.1	36.8%	$5.3	(92.0)%
Broadcasting	27.4	77.1	(5.6)	96.5
Printing services	0.9	2.6	(0.4)	7.4
Corporate	(5.9)	(16.5)	(5.1)	88.1
Total operating earnings (loss)	$35.5	100.0%	$(5.8)	100.0%

The increase in total operating earnings was primarily due to the decreases in expenses and the impact from the increase in revenue at our broadcasting businesses, as well as the decrease in non-cash impairment charges.

EBITDA in the three quarters of 2010 was $55.6 million, an increase of $40.4 million, or 265.5%, compared to $15.2 million in the three quarters of 2009 (which included a $19.0 million non-cash broadcast license impairment charge).  The following table presents a reconciliation of our consolidated net earnings to EBITDA for the three quarters 2010 and the three quarters of 2009:

	2010	2009
	(dollars in millions)

Net earnings (loss)	$19.7	$(2.9)
Loss from discontinued operations, net	0.6	0.7
Provision (benefit) for income taxes	13.2	(5.8)
Total other expense, net (which is entirely comprised of interest income and expense)	2.0	2.2
Depreciation	18.6	19.5
Amortization	1.5	1.5
EBITDA	$55.6	$15.2

The increase in our EBITDA is consistent with the increases in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in the three quarters of 2010 was $135.4 million, a decrease of $8.6 million, or 6.0%, compared to $144.0 million in the three quarters of 2009.  Operating earnings from publishing were $13.1 million in the three quarters of 2010, an increase of $7.8 million, or 144.7%, compared to $5.3 million in the three quarters of 2009.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2010 and the three quarters of 2009:

	2010			2009
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$43.2	$15.8	$59.0	$47.6	$18.0	$65.6	(10.2)
Classified	15.3	3.4	18.7	17.1	4.1	21.2	(11.7)
National	3.6	--	3.6	3.6	--	3.6	--
Direct Marketing	0.1	--	0.1	0.5	--	0.5	(75.7)
Total advertising revenue	62.2	19.2	81.4	68.8	22.1	90.9	(10.5)
Circulation revenue	37.3	1.4	38.7	38.2	1.6	39.8	(2.6)
Other revenue	13.0	2.3	15.3	10.9	2.4	13.3	14.6
Total revenue	$112.5	$22.9	$135.4	$117.9	$26.1	$144.0	(6.0)

Operating earnings	$11.3	$1.8	$13.1	$4.1	$1.2	$5.3	144.7

Index

Advertising revenue accounted for 60.1% of total publishing revenue in the three quarters of 2010 compared to 63.1% in the three quarters of 2009.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we have seen a decrease in the average rate per inch of advertising in the three quarters of 2010 compared to the three quarters of 2009..

Retail advertising revenue in the three quarters of 2010 was $59.0 million, a decrease of $6.6 million, or 10.2%, compared to $65.6 million in the three quarters of 2009.  The $4.4 million decrease at our daily newspaper was primarily due to a decrease in preprint and ROP advertising in consumer-driven categories and the loss of certain advertisers from our total market coverage product, partially offset by an increase in retail online advertising revenue.  The revenue decreases were in the communications, food, home improvement, automotive, department stores, finance and insurance, airline and travel and dining and entertainment categories, partially offset by increases in the health services and real estate categories.  In the early part of the fourth quarter of 2010, we re-launched our total market coverage product as a mail-based midweek product aimed at recapturing and growing market share.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $2.2 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising and a decrease from publications we closed or sold.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in classified advertising revenue in the three quarters of 2010 compared to the three quarters of 2009.  Classified advertising revenue in the three quarters of 2010 was $18.7 million, a decrease of $2.5 million, or 11.7%, compared to $21.2 million in the three quarters of 2009.  At our daily newspaper, classified advertising revenue decreased $1.8 million, or 10.7%, in the three quarters of 2010 compared to the three quarters of 2009.  Specifically, the real estate category decreased $1.1 million, or 26.8%; employment decreased $0.4 million, or 8.4%; other decreased $0.2 million, or 4.7% and automotive decreased $0.1 million, or 1.8%.  The average rate per inch of classified advertising decreased in the three quarters of 2010 compared to the three quarters of 2009 primarily due to the planned decrease in rates for employment classified revenue in order to increase volume.  Historically, this revenue has been at a higher rate than other categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to the third quarter of 2009. At our community newspapers and shoppers business, classified advertising revenue decreased $0.7 million, or 15.8%, in the three quarters of 2010 compared to the three quarters of 2009 primarily due to decreases in automotive, employment and real estate classified advertising revenue and a decrease from publications we no longer produce.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in the three quarters of 2010 was $0.3 million, or 7.5%, compared to the three quarters of 2009 due to a decrease in ROP and preprint advertising revenue, partially offset by an increase in online advertising revenue.

Interactive advertising revenue at our publishing businesses is reported in the various advertising revenue categories.  Total retail and classified interactive advertising revenue was $8.1 million in the three quarters of 2010, an increase of $1.0 million, or 14.8%, compared to $7.1 million in the three quarters of 2009.  In the three quarters of 2010 at our daily newspaper, interactive retail advertising revenue increased 24.6% and interactive classified advertising revenue increased 4.6% compared to the three quarters of 2009.

National advertising revenue was $3.6 million in both the three quarters of 2010 and the three quarters of 2009.  Increases in the health services, small retailers, food and furniture categories were offset by decreases in the home improvement, dining and entertainment, business services and airline and travel categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in the three quarters of 2010, a decrease of $0.4 million, or 75.7%, compared to $0.5 million in the three quarters of 2009.  In May 2009, we shut down the operations of our Milwaukee-area direct marketing facility but we continue to provide this service for some of our customers.

Circulation revenue accounted for 28.6% of total publishing revenue in the three quarters of 2010 compared to 27.6% in the three quarters of 2009.  Circulation revenue of $38.7 million in the three quarters of 2010 decreased $1.1 million, or 2.6%, compared to $39.8 million in the three quarters of 2009.  At our daily newspaper, circulation revenue decreased $0.9 million in the three quarters of 2010 compared to the three quarters of 2009 primarily due to a decrease in the number of Sunday and daily copies sold for home delivery and daily copies sold at single copy outlets.  Partially offsetting this decrease was an increase in revenue for the “TV Cue” section, a product which is now priced separately and delivered with the Sunday edition.  At our community newspapers and shoppers business, circulation revenue decreased $0.2 million in the three quarters of 2010 compared to the three quarters of 2009.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 11.3% of total publishing revenue in the three quarters of 2010 compared to 9.3% in the three quarters of 2009.  Other revenue was $15.3 million in the three quarters of 2010, an increase of $2.0 million, or 14.6%, compared to $13.3 million in the three quarters of 2009.  The $2.1 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue from new printing customers for which we began printing in the second half of 2009.  At our community newspapers and shoppers business, other revenue decreased $0.1 million, or 12.1%, in the three quarters of 2010 compared to the three quarters of 2009 primarily due to the loss of certain customers.

Index

Publishing operating earnings were $13.1 million in the three quarters of 2010, an increase of $7.8 million, or 144.7%, compared to $5.3 million in the three quarters of 2009.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to do so in the three quarters of 2010.  Total expenses decreased $16.4 million, or 11.8%, in the three quarters of 2010 compared to the three quarters of 2009 primarily due to a decrease of $13.0 million in total payroll-related costs, including a decrease of $4.2 million in workforce reduction charges, partially offset by a one-time cash bonus of $0.8 million for employees who were impacted by the wage reduction program in 2009.  Excluding payroll-related costs, operating costs and expenses decreased $3.4 million in the three quarters of 2010 compared to the three quarters of 2009, the most significant of which were decreases in delivery costs, outside printing costs, newsprint and paper costs, and costs related to the total market coverage product (which was transitioned from mail delivery to carrier delivery in 2009).  Total newsprint and paper costs for our publishing businesses in the three quarters of 2010 was $12.8 million, a decrease of $0.4 million, or 2.7%, compared to $13.2 million in the three quarters of 2009 due to a 2.7% decrease in newsprint consumption, partially offset by a 1.5% increase in average newsprint pricing per metric ton.  Additionally, in the three quarters of 2009, the daily newspaper increased its sales and use tax reserve by $0.8 million.

Broadcasting

Revenue from broadcasting in the three quarters of 2010 was $138.1 million, an increase of $12.7 million, or 10.1%, compared to $125.4 million in the three quarters of 2009.  Operating earnings from broadcasting in the three quarters of 2010 were $27.4 million compared to an operating loss of $5.6 million in the three quarters of 2009.  The three quarters of 2009 included a $19.0 million non-cash broadcast license impairment charge and a $1.7 million gain related to insurance proceeds from our radio tower replacement in Wichita, Kansas.  In the three quarters of 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas radio tower replacement.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for the three quarters of 2010 and the three quarters of 2009:

	2010			2009			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$87.7	$50.4	$138.1	$77.1	$48.3	$125.4	10.1

Broadcast license impairment	$--	$--	$--	$14.9	$4.1	$19.0	NA

Operating earnings (loss)	$16.1	$11.3	$27.4	$(11.7)	$6.1	$(5.6)	NA

Revenue from our television stations in the three quarters of 2010 was $87.7 million, an increase of $10.6 million, or 13.7%, compared to $77.1 million in the three quarters of 2009.  We experienced a revenue increase in all of our television markets.  Compared to the three quarters of 2009, political and issue advertising revenue increased $5.7 million; Olympic advertising revenue increased $2.2 million due to the broadcast of the 2010 Winter Olympics on our NBC affiliates in February 2010; national advertising revenue increased $2.2 million, or 14.1%, primarily due to an increase in automotive advertising; and retransmission revenue increased $1.4 million, or 39.9%.  Partially offsetting these revenue increases was a decrease in local advertising revenue of $0.8 million, or 1.4%, compared to the three quarters of 2009.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.  We have television stations in a number of states with competitive political races in 2010 and we expect political and issue advertising revenue to increase in the fourth quarter 2010 compared to the fourth quarter of 2009; however, in the current economic environment, we cannot predict that we will be able to maintain our current rates as demand for our available inventory fluctuates.

Our television stations experienced revenue increases in a number of categories, specifically automotive, education, medical, travel, home products, media and beverages, partially offset by decreases in the communications, hotel and gambling, restaurants and financial categories.  Automotive advertising revenue represented 17.2% of television advertising revenue in the three quarters of 2010 compared to 13.7% in the three quarters of 2009.  Automotive advertising revenue increased $4.5 million, or 42.7%, in the three quarters of 2010 compared to the three quarters of 2009.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  We launched additional local advertising programs targeted at non-traditional advertisers across our television markets.  Revenue from non-traditional advertising programs increased $0.3 million in the three quarters of 2010 compared to the three quarters of 2009.  Non-traditional advertising programs refer to initiatives which attract new local advertisers, including the creation of new local content and programs that combine television, radio or print with digital.  Interactive revenue was $1.1 million in both the three quarters of 2010 and the three quarters of 2009.  Revenue from non-traditional advertising programs and interactive revenue is reported in local advertising revenue.

Index

Operating earnings from our television stations in the three quarters of 2010 were $16.1 million compared to a loss of $11.7 million in the three quarters of 2009.  During the three quarters of 2009, our television stations recorded a $14.9 million non-cash impairment charge for seven broadcast licenses.  The increase in operating earnings was primarily due to the decrease in expenses and the impact from the increase in advertising revenue.  Our television stations continue to reduce their expense platform. Total television expenses in the three quarters of 2010 were $71.6 million, a decrease of $17.2 million, or 19.3%, compared to $88.8 million in the three quarters of 2009 primarily due to the $14.9 million non-cash impairment charge recorded in the three quarters of 2009.  Other expense decreases were $2.9 million in payroll-related costs, which includes an increase in workforce reduction charges of $0.3 million and a one-time cash bonus of $0.3 million for employees who were impacted by the wage reduction program in 2009, a decrease of $2.1 million in barter and syndicated programming expenses and a decrease in legal expenses.  Partially offsetting these expense decreases were increases in network programming expenses, advertising and promotional expenses, incentive compensation due to the increase in operating earnings and commissions.  We are selectively adding back expense to invest in our programming, employees, research and promotion.

Revenue from our radio stations in the three quarters of 2010 was $50.4 million, an increase of $2.1 million, or 4.4%, compared to $48.3 million in the three quarters of 2009.  We experienced a revenue increase in all but three of our radio markets.  Compared to the three quarters of 2009, local advertising revenue increased $1.4 million, or 3.3%, in part due to the broadcast of two additional Green Bay Packers games in January 2010; political and issue advertising revenue increased $0.4 million, or 147.2%; national advertising revenue increased $0.2 million, or 5.1%; and other revenue increased $0.1 million, or 6.1%.  Our radio stations experienced revenue increases in a number of categories, specifically, professional services, media, automotive, travel, education, restaurants, and hotel and gambling, partially offset by decreases in the home improvement, financial, communications, and entertainment categories.  Automotive advertising represented 13.5% of radio advertising revenue in the three quarters of 2010 compared to 13.4% in the three quarters of 2009.  Automotive advertising revenue increased $0.4 million, or 5.5%, in the three quarters of 2010 compared to the three quarters of 2009.  Our radio stations are working to grow their local customer base by attracting new radio advertising customers with non-traditional advertising programs.  Revenue from non-traditional advertising programs was $10.3 million in the three quarters of 2010, an increase of $1.6 million, or 15.2%, compared to $8.7 million in the three quarters of 2009.  Interactive revenue was $1.2 million in the three quarters of 2010, a decrease of $0.1 million, or 5.2%, compared to $1.3 million in the three quarters of 2009.  Revenue from non-traditional advertising programs and interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the three quarters of 2010 were $11.3 million, an increase of $5.2 million, or 84.7%,  compared to $6.1 million in the three quarters of 2009.  During the three quarters of 2009, our radio stations recorded a $4.1 million non-cash impairment charge for 11 broadcast licenses and a $1.7 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  In the three quarters of 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas tower replacement.  The increase in operating earnings was primarily due to the non-cash impairment charge recorded in the three quarters of 2009 and the impact from the increase in advertising revenue.  Total radio expenses in the three quarters of 2010 were $39.1 million, a decrease of $3.1 million, or 7.3%, compared to $42.2 million in the three quarters of 2009.  The decrease in total radio expenses was primarily due to the decrease in the non-cash impairment charge, a decrease of $1.3 million in payroll-related costs, which includes a one-time cash bonus of $0.2 million for employees who were impacted by the wage reduction program in 2009, a decrease in bad debt expense and a decrease in depreciation expense.  Partially offsetting these expense decreases was a decrease in the gain related to the Wichita tower replacement, an increase in sports rights fees due to the broadcast of additional Green Bay Packers games and an increase in incentive compensation due to the increase in operating earnings.  We are selectively adding back expense to invest in our programming, employees, research and promotion.

Printing Services

Revenue from printing services in the three quarters of 2010 was $31.5 million, a decrease of $5.1 million, or 13.7%, compared to $36.6 million in the three quarters of 2009.  Operating earnings from printing services in the three quarters of 2010 were $0.9 million compared to an operating loss of $0.4 million in the three quarters of 2009.

The decrease in printing services revenue was primarily due to the ongoing challenges in the printing industry due to lower demand for printed products.  Revenue from printing publications and revenue from computer-related customers decreased in the three quarters of 2010 compared to the three quarters of 2009..

The increase in operating earnings from printing services was primarily due to employee, operating and production related cost reduction initiatives.  These cost savings were partially offset by the impact from the decrease in revenue and a one-time cash bonus of $0.2 million paid out to employees who were impacted by wage reduction programs in 2009.

Index

Corporate

Revenue and expense eliminations in the three quarters of 2010 were $0.5 million compared to $0.3 million in the three quarters of 2009. The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $5.9 million in the three quarters of 2010 compared to $5.1 million in the three quarters of 2009.  This increase was primarily due to an increase in incentive compensation expense due to the increase in overall consolidated operating earnings and an increase in director stock compensation expense.

Other Income and Expense and Taxes

Interest income was $0.1 million in the three quarters of 2010 while it was insignificant in the three quarters of 2009.  Interest expense was $2.1 million in the three quarters of 2010 compared to $2.2 million in the three quarters of 2009.  The decrease was due to a decrease in the average borrowings during the year, partially offset by the increase in borrowing rates under our amended and extended credit agreement which we entered into on August 13, 2010.  Amortization of deferred financing costs was $0.3 million in both the three quarters of 2010 and the three quarters of 2009.

Our effective tax rate was 39.3% in the three quarters of 2010 compared to an effective tax benefit rate of 72.2% in the three quarters of 2009.  In 2009, the effective tax benefit rate was impacted by a settlement with the WDR and the loss from continuing operations created by the non-cash impairment charge.  The settlement with the WDR had a $1.2 million impact on our effective tax rate in 2009.

Discontinued Operations

Loss from discontinued operations, net of benefit for income taxes, was $0.6 million in the three quarters of 2010 compared to $0.7 million in the three quarters of 2009.  Income tax benefit was $0.4 million in the three quarters of 2010 compared to $0.5 million in the three quarters of 2009.

Revenue from PrimeNet in the three quarters of 2010 was $2.1 million compared to $15.6 million in the three quarters of 2009.
We recorded a $0.6 million net loss from operations and shut down related costs in the three quarters of 2010 compared to a $0.7 million net loss from its operations in the three quarters of 2009.

Net Earnings (Loss)

Our net earnings in the three quarters of 2010 were $19.7 million compared to a net loss of $2.9 million in the three quarters of 2009.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and by the decreases in interest expense and loss from discontinued operations, partially offset by the increase in provision for income taxes.

Earnings (Loss) per Share for Class A and B Common Stock

In the three quarters of 2010, basic and diluted net earnings per share of class A and B common stock were $0.33 for both.  This compared to a net loss of $0.08 for both in the three quarters of 2009.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.34 for both in the three quarters of 2010.  This compared to a net loss of $0.07 for both in the three quarters of 2009.  Basic and diluted loss per share from discontinued operations was $0.01 in both the three quarters of 2010 and the three quarters of 2009.

Liquidity and Capital Resources

Our cash balance was $3.0 million as of September 26, 2010.  We believe our expected cash flows from operations and borrowings available under our credit facility, which were $182.6 million as of September 26, 2010, will meet our needs for the short-and long-term.  We expect to continue to pay down debt, selectively invest resources in our brands, employees, programming and capital projects and remain in compliance with our debt covenants. .

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility).  In connection with this amendment, certain lenders reduced their commitments to $225.0 million and extended the expiration date to December 2, 2013 (extending lenders).  The remaining lenders, with commitments that remain unchanged at $74.0 million, did not extend the original maturity date of June 2, 2011 (non-extending lenders).  Since August 13, 2010, there was no outstanding principal amount of revolving loans drawn under the commitments maturing on June 2, 2011.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.  At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Index

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  Our borrowings from non-extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points.  As of September 26, 2010 and December 27, 2009, we had borrowings of $112.4 million and $151.4 million, respectively, under our credit facility at a weighted average rate of 3.06% and 1.00%, respectively.  Cash provided by operating activities was used primarily to decrease our borrowings during the first three quarters of 2010.

Fees in connection with the secured credit facility of $3.2 million and the unamortized deferred financing costs from the unsecured revolving credit facility of $0.2 million are being amortized over the term of the secured credit facility using the straight-line method.  Unamortized deferred financing costs related to the non-extending lenders are being amortized over the remaining term of the unsecured credit facility using the straight-line method.

We estimate the fair value of our secured credit facility at September 26, 2010 to be $110.4 million, based on discounted cash flows using an interest rate of 3.67%.  We estimated the fair value of our unsecured revolving facility at December 27, 2009 to be $143.7 million, based on discounted cash flows using an interest rate of 4.47%.  These fair value measurements fall within Level 3 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges. As of September 26, 2010, our consolidated funded debt ratio was 1.33-to-1.  Our current maximum borrowing capacity was $295.0 million.  As of September 26, 2010, we are able to borrow an additional $182.6 million under our secured credit facility.  Our future borrowing capacity is subject to change due to the changes in our future operating results.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of September 26, 2010, our interest coverage ratio was 30.83-to-1.

Given the current economic environment, one or more of the lenders in our secured credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses.

We have $2.5 million of standby letters of credit for business insurance purposes.

During 2009, we undertook several actions, along with our workforce reduction initiatives, in order to offset decreases in revenue and to help maintain financial flexibility in this difficult economic environment.  During 2009 and the three quarters of 2010, we paid down debt by $102.7 million.  In February 2009, we suspended our matching contribution to our 401(k) plan through 2010.  In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the annual employer contribution for all active employees and an amendment to our pension plans to suspend benefit accruals for 18 months beginning July 1, 2009.  In April 2009, a 6% employee-wage reduction program was initiated for most full-time employees for the remainder of 2009.  We plan to maintain the broad-based reduced compensation levels during 2010; however, we provided a one-time cash bonus totaling $1.5 million in the third quarter of 2010 for the employees affected by the 2009 wage reduction programs and who do not participate in our annual management incentive plan.

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011, for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals.  We also permanently suspended the unfunded non-qualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.  For employees not covered by the qualified defined benefit pension plan, the 401(k) plan was also amended on October 12, 2010.  The annual employer contribution will no longer be a component of the 401(k) plan effective January 1, 2011.  In addition, effective January 1, 2011, the current matching contribution to our 401(k) plan has been enhanced.  Prior to the suspension in February 2009, we contributed $0.50 for each dollar contributed by the 401(k) participant, up to 5% of their eligible wages for a maximum match of 2.5% of eligible wages as defined by the 401(k) plan.  Starting January 1, 2011, we intend to contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages for a maximum match of 3.5% of eligible wages as defined by the 401(k) plan.

Index

In 2009, we made significant progress to align our costs with the changing nature of our businesses, and we continued our cost alignment in the three quarters of 2010.  The ongoing costs associated with workforce reductions during the three quarters of 2010 were as follows:

	Balance at December 27,	Charge for Separation	Payments for Separation	Balance at September 26,
	2009	Benefits	Benefits	2010
	(dollars in millions)

Publishing
Daily newspaper	$1.5	$0.5	$(1.5)	$0.5
Community newspapers and shoppers	--	--	--	--
Total publishing	1.5	0.5	(1.5)	0.5
Broadcasting	0.2	0.4	(0.6)	--
Printing services	--	0.1	(0.1)	--
Total	$1.7	$1.0	$(2.2)	$0.5

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment at the time.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  As of the end of the three quarters of 2010, we have $2.8 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Cash Flow

Continuing Operations

During 2010 and 2009, we have primarily used our cash to reduce our debt.  We are accomplishing this, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.

Cash provided by operating activities was $48.1 million in the three quarters of 2010 compared to $54.5 million in the three quarters of 2009.  The decrease was primarily due to income tax refunds of $12.3 million, which included an $8.7 million refund of an income and franchise tax audit payment due to a settlement with the Wisconsin Department of Revenue in the three quarters of 2009.

Cash used for investing activities was $6.3 million in the three quarters of 2010 compared to $10.5 million in the three quarters of 2009.  Capital expenditures were $7.8 million in the three quarters of 2010 compared to $5.5 million in the three quarters of 2009.  Our capital expenditures at our daily newspaper in the three quarters of 2010 related primarily to production equipment and building improvements.  In our broadcasting segment, our capital expenditures in the three quarters of 2010 primarily related to various technology upgrades and completing a replacement of a tower that was destroyed in an ice storm in 2009.  In 2009, we received $2.0 million in insurance proceeds for our tower that was destroyed in an ice storm, and in the three quarters of 2010, we received an additional $0.7 million for such tower.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will help to facilitate our cost control initiatives.  In 2010, our capital expenditures are expected to increase slightly over the amount of capital expenditures in 2009.  We currently expect to receive $0.2 million in proceeds from the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.  During the three quarters of 2009, we acquired KNIN-TV in Boise, Idaho for $6.6 million and we received $0.5 million for the sale of KGEM-AM and KCID-AM.

Cash used for financing activities was $42.0 million in the three quarters of 2010 compared to $44.2 million in the three quarters of 2009.  Borrowings under our credit facility in the three quarters of 2010 were $73.6 million and we made payments of $112.6 million, reflecting a $39.0 million decrease in our debt outstanding compared to borrowings of $105.4 million and payments of $148.2 million in the three quarters of 2009 for a decrease in debt outstanding of $42.8 million.  In the three quarters of 2010, we paid $3.2 million in financing costs to amend and extend our credit agreement.  We did not pay cash dividends in the three quarters of 2010 while we paid $1.5 million in cash dividends in the three quarters of 2009.

Discontinued Operations

Cash used by discontinued operations was $0.2 million in the three quarters of 2010 compared to $0.4 million the three quarters of 2009.  The decrease was due to the proceeds received for the sale of certain direct mail and mail services operations of our direct marketing services business located in St. Paul, Minnesota.

Index

New Accounting Standards

In July 2010, the FASB issued amended guidance for receivables.  The guidance requires new disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance for disclosures as of the end of a reporting period is effective for interim and annual periods ending on or after December 15, 2010.  We will adopt this guidance for our financing receivables as of December 26, 2010.  The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010.  We will adopt this guidance for activity that occurs for our financing receivables in the first quarter of 2011.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures.  The guidance requires new disclosures about the transfers between Levels 1 and 2 and clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used for fair value measurements which fall in either Level 2 or 3.  This guidance is effective for interim and annual periods beginning after December 15, 2009.  We adopted this guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.  The guidance also requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

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

Index

ITEM 1A.	RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 27, 2009, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the first quarter ended March 28, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class B common stock in the third quarter ended September 26, 2010:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs

June 27 to July 25, 2010	5,044	$4.88	--	--
July 26 to August 22, 2010	--	$--	--	--
August 23 to September 26, 2010	--	$--	--	--

(1)
Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)      Exhibits

Exhibit No.	Description

(4.1)
Amendment No. 1 dated as of August 13, 2010, among Journal Communications, Inc., certain subsidiaries thereof, certain lenders party thereto and U.S. Bank National Association, as administrative agent, to Amended and Restated Credit Agreement dated as of December 2, 2005, among Journal Communications, Inc., certain subsidiaries thereof from time to time party thereto, certain lenders and agents from time to time party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 13, 2010 [Commission File No. 1-31805]).

(10.1)	Change in Control Agreement, amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Elizabeth Brenner.

(10.2)	Change in Control Agreement, amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Mary Hill Leahy.

(10.3)
Change in Control Agreement, amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Andre J Fernandez (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s current report on Form 8-K dated October 11, 2010 [Commission File No. 1-31805]).

Index

(10.4)
Journal Communications, Inc. 2007 Omnibus Plan, as amended and restated as of October 11, 2010 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s current report on Form 8-K dated October 11, 2010 [Commission File No. 1-31805]).

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

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: October 29, 2010	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: October 29, 2010	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer