Form 10-K
period 2010-12-26
JOURNAL COMMUNICATIONS INC
filed 2011-03-04
CIK 1232241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2010

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated Filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 25, 2010 was approximately $195,711,644 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date). Neither of the registrant’s class B common stock or Class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.3639790 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 25, 2011 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at February 25, 2011
Class A Common Stock	43,313,362
Class B Common Stock	8,711,636.684
Class C Common Stock	3,264,000

Documents Incorporated by Reference

Portions of the Proxy Statement for our May 4, 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; and (iii) corporate. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets build on our strong publishing and broadcasting brands. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

Our revenue was $376.8 million, $365.5 million and $451.7 million in 2010, 2009, and 2008, respectively. The revenue generated by our operating segments as a percentage of our consolidated revenue for the last three years is shown below:

	2010	2009	2008
Publishing	48.5%	53.1%	53.5%
Broadcasting	51.6	46.9	46.5
Corporate eliminations	(0.1)	—	—

Total	100.0%	100.0%	100.0%

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc. and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 48.5% of our revenue for the year ended December 26, 2010. Within our publishing segment, our daily newspaper accounted for 83.3% of our publishing revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a six-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2010 of 331,171 on Sunday and 183,636 daily. The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area. According to a 2010 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 highest populated markets in the United States and the daily newspaper ranks number two. Over the course of a week, readership of our daily newspaper, online and niche products ranks second with a 61% penetration rate. These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s Designated Market Area (DMA) by the number of persons over the age of 18 in the newspaper’s DMA. The Milwaukee Journal Sentinel’s DMA, which ranks among the top 50 in the United States, consists of the 10-county area surrounding Milwaukee, Wisconsin.

Our daily newspaper and its reporting staff surpassed its record set in 2009 and won more national awards in 2010 than in any previous year. The investigative series “Cashing in on Kids,” which exposed massive corruption and fraud in Wisconsin’s public child care subsidy program, received four of the five top national journalism awards in 2010, including the Pulitzer Prize for local reporting. Investigative Reporters and Editors awarded its first-ever award for breaking news investigations to several members of the Journal Sentinel staff for “Holes in the System,” which revealed flaws that allowed a serial murderer to evade mandatory DNA testing that could have resulted in charges before he killed some of his victims. The National Council on Crime and Delinquency gave its PASS award—for work on US criminal juvenile justice and child welfare systems—and the Casey Medal for Meritorious Journalism gave its award to the staff for their “Fatal Care” series that revealed problems in the state-run Bureau of Milwaukee Child Welfare. Separately, we were also recognized for news section excellence by the Society of American Business Editors and Writers, the Associated Press Sports Editors, the Association of Food Journalists, and the American Association of Sunday and Features Editors.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, MilwaukeeMarketplace.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites. Also, we produce a subscription-based website, PackerInsider.com, dedicated to coverage of the Green Bay Packers. Our employment site, JobNoggin.com, which is co-branded with Monster Worldwide, Inc. (Monster®), combines the promotional strength of our daily newspaper, JSOnline.com and our Milwaukee television and radio properties with Monster®’s product and brand. Our daily newspaper is a member of the Yahoo! Consortium, a newspaper and Yahoo! web portal partnership that shares content, advertising and technology. In January 2009, our daily newspaper launched a co-branded online automotive offering under a new franchise agreement with CarSoup of Minnesota, Inc. (CarSoup.com). In 2010, online revenue of $10.8 million for Journal Interactive at our daily newspaper increased 14.4% compared to $9.5 million in 2009 due to an increase in retail sponsorship and classified packages sold.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

The following table sets forth our average net paid circulation:

	Six-Months Ended September 30			12-Months Ended March 31
	2010	2009	2008	2010	2009	2008
Daily (Five-day average)	183,636	190,841	212,157	188,644	207,717	219,214
Sunday	331,171	334,240	375,432	331,184	368,686	387,756

Circulation revenue accounted for 32.9% of our daily newspaper’s total revenue in 2010. The Milwaukee Journal Sentinel single copy prices are $1.00 for daily, following a price increase in January 2011, and $2.00 for Sunday in our five county primary market area. We believe our average net paid circulation is decreasing due to, among other factors, increased competition for readers from new media products, other free sources, our decision to discontinue certain third-party programs and economic pressures on consumers. Advertising revenue accounted for 55.9% of our daily newspaper’s total revenue in 2010. Our daily newspaper experienced decreases in revenue in most advertising categories in 2010 compared to 2009 due to the secular influences affecting the newspaper industry and the continued economic uncertainty.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue accounted for 11.2% of our daily newspaper’s total revenue in 2010. Our state-of-the-art printing facility allows us to leverage our existing assets to sign long term agreements to print other daily newspapers, such as USA Today, Kenosha News, Pioneer Press and others. We believe we provide high quality, competitive pricing and close proximity to their readers.

Community Newspapers and Shoppers

We own and operate community newspapers and shoppers in Wisconsin and Florida and a printing plant in Wisconsin through our subsidiary, Journal Community Publishing Group, Inc.

Our community newspapers have a combined paid and free average weekly distribution of approximately 230,000. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news.

Our shoppers have a combined average weekly distribution of approximately 257,000. Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings.

We also publish niche publications that appeal to very specific advertisers and readers, with a combined paid and free average weekly distribution of approximately 76,000. A few examples of the niche products are lifestyle, sports, automotive and boat enthusiast and agricultural publications.

Advertising revenue and circulation revenue accounted for 84.0% and 6.2%, respectively, of our community newspapers’ and shoppers’ total revenue in 2010. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Revenue from commercial printing accounted for 9.8% of our community newspapers’ and shoppers’ total revenue in 2010. Our community newspapers, shoppers and niche publications groups are as follows:

			Number of
	2010 Average Distribution	2009 Average Distribution					Niche Publications
			Newspapers		Shoppers
			2010	2009	2010	2009	2010	2009
Northern Wisconsin	263,000	360,000	5	8	8	12	3	5
Southeastern Wisconsin	187,000	225,000	14	14	4	4	—	—
Florida	113,000	135,000	4	4	1	1	4	5

Newsprint

The basic raw material of newspapers is newsprint. We currently purchase the majority of our estimated newsprint requirements from a single supplier. We may purchase our remaining estimated newsprint requirements in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $613 in 2010 compared to an average net price per ton of $574 in 2009. Our consumption of newsprint decreased to 26,309 metric tons in 2010 from 27,598 metric tons in 2009, and our total cost of newsprint increased $0.3 million in 2010 compared to 2009. The decrease in consumption in 2010 at our publishing businesses was primarily due to decreases in average net paid circulation, run-of-press (ROP) advertising, waste, and a decrease in content pages. Based on the consumption of newsprint in 2010 by our daily newspaper and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.3 million.

Industry and Competition

Newspaper publishing is the oldest segment of the media industry. Metropolitan and community newspapers often represent the primary medium for news and local advertising due to their historic importance to the communities they serve.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the internet and other advertising forms. Circulation declines and online competition have also negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. However, we believe the rate of deterioration of these fundamentals has moderated based on our results for 2010.

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

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 33 radio stations and 13 television stations in 12 states and a television station under a local marketing agreement. Our broadcasting business accounted for 51.6% of our revenue for the year ended December 26, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our broadcasting business.

Our radio and television stations focus on providing targeted and relevant local programming that is responsive to the interests of the communities in which we compete. We promote a local focus that allows our stations and radio clusters to serve listeners, viewers and advertisers more effectively, strengthens each station’s brand identity and allows our stations to provide effective marketing solutions for advertisers by reaching their targeted audiences.

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

In five of our markets, Milwaukee, Wisconsin; Boise, Idaho; Tucson, Arizona; Omaha, Nebraska and Palm Springs, California, we either own and operate both television and radio stations or own and operate more than one television station. We believe multiple properties in a market help us to better serve advertisers, viewers and listeners and maximize our operating margins.

Television Broadcasting

Based on the November 2010 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in four of the ten markets in which our television stations operate. WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast (Monday-Friday) in its DMA in 79 of the previous 85 ratings periods (based on the percentage of the total potential household audience). In 2010, revenue from television operations accounted for 64.4% of our broadcasting revenue.

Our television stations are:

Station and Network Affiliation	Market	Year Acquired	Station Market Rank(1)	Station Audience Rank(1)	Total Stations in Market(2)	Expiration Date of Network Affiliation		Expiration Date of FCC License(7)
WTMJ-TV NBC	Milwaukee, WI	1947	3	9	15	12/31/2012		12/01/2005	(8)
KTNV-TV ABC	Las Vegas, NV	1979	4	5	13	12/31/2012		10/01/2014
WSYM-TV FOX	Lansing, MI	1984	4	5	7	8/30/2010	(9)	10/01/2013
KMIR-TV NBC	Palm Springs, CA	1999	4+	6	10	12/31/2012		12/01/2014
KPSE-LP(3)(6) MNT	Palm Springs, CA	2008	N/A	N/A	10	10/02/2011		12/01/2014
KIVI-TV ABC	Boise, ID	2001	3	8	13	12/31/2012		10/01/2014
KNIN-TV(6) CW	Boise, ID	2009	N/A	N/A	13	8/28/2011		10/01/2014
KSAW-LP(3) ABC	Twin Falls, ID	2001	4+	4	8	12/31/2012		10/01/2014
WGBA-TV NBC	Green Bay/ Appleton, WI	2004	4	8	7	1/01/2013		12/01/2013
WACY-TV(4)(6) MNT	Green Bay/ Appleton, WI	2004	N/A	N/A	7	10/02/2011		N/A
KGUN-TV ABC	Tucson, AZ	2005	1+	11	17	2/05/2012		10/01/2014
KWBA-TV(6) CW	Tucson, AZ	2008	N/A	N/A	17	8/31/2016		10/01/2014
WFTX-TV FOX	Naples/Fort Myers, FL	2005	5	4	9	8/30/2010	(9)	2/01/2013
KMTV-TV CBS	Omaha, NE	2005	3	10	9	9/18/2016		6/01/2014

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the DMA. Station audience share equals the percentages of the audience in the DMA actually watching our television station. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2010 Nielsen ratings book. A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the DMA that meet the minimum reporting standards.

(3)	Low-power television station.

(4)	We operate WACY-TV under a local marketing agreement between WGBA-TV and WACY-TV.

(5)	Green Bay, WI and Appleton, WI are considered one DMA.

(6)	KPSE-LP, KNIN-TV, WACY-TV and KWBA-TV did not qualify to be reported in the November 2010 Nielsen ratings book.

(7)	FCC (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. Refer to “—Regulation” for further discussion of the FCC license renewal process.

(8)	Renewal pending.

(9)	Renewal pending. We are currently in negotiations with FOX.

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

In all of our markets and regardless of network affiliation, we focus on delivering leading local news programming, locally produced programming and contracting for popular syndicated programming with the objective of maximizing our ratings and in turn our share of advertising spending in a given market. Despite the recent economic challenges, we believe that Las Vegas, Boise, Tucson and Naples/Fort Myers are markets with attractive long-term demographic and growth profiles and that as a result, there is significant opportunity for growth and operating improvement at these stations.

Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers. Television political and issue advertising revenue was $15.4 million in 2010 compared to $2.3 million in 2009, which was generally considered a non-election year. Olympics-related advertising on our three NBC affiliates was $2.2 million in 2010. NBC has purchased the right to broadcast the Olympics in 2012, and we expect higher revenue compared to 2011 because the expected increased ratings during the Olympic time period for our three NBC affiliates will provide the opportunity to sell advertising at premium rates. National automotive revenue is heavily placed in prime time, which helps drive average unit rates among other advertisers. When that placement doesn’t occur in prime time, as was the case in 2009, it negatively affects demand and does not allow us the opportunity to increase the rates we can charge our advertisers even when the sell-out levels are high.

We currently have retransmission consent agreements with virtually all distributors (cable, satellite and telecommunications) in our local markets for the rights to carry our signals and local programming in their pay television services to consumers. Our television stations experienced a $2.0 million increase in retransmission consent revenue in 2010 due to contractual annual rate increases and the effective dates of several contracts. These agreements are for multiple years with set rate increases and are based upon the number of subscribers to the cable, satellite or telecommunications systems.

We have made substantial investments in digital transmission equipment at our stations and are fully compliant with Federal Communications Commission (FCC) mandates on digital transmission. We anticipate investing in digital infrastructure in several of our television markets as we make the continuing transition to HDTV (high-definition television). Also, we expect these investments to create additional operating efficiencies and improve the transfer of program content to our internet websites.

Radio Broadcasting

Based on the Fall 2010 Arbitron ratings book, we have the number one station in terms of station audience rank in three of the eight markets in which our radio stations operate, including in Milwaukee, Wisconsin where WTMJ-AM has been the top-rated radio station for 60 consecutive Arbitron rating periods. We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets. We have acquired 17 of our 33 radio stations since 1999. During 2009, we sold radio stations KGEM-AM and KCID-AM in Boise, Idaho. In 2010, revenue from radio operations accounted for 35.6% of our broadcasting revenue.

Our radio stations are:

Market and Station	Year Acquired	Format	Station Audience Rank(1)	Total Stations in Market(2)	FCC License Class(3)	Expiration Date of FCC License(6)
Milwaukee, WI
WTMJ-AM(5)	1927	News/Talk/Sports	1	30	B	12/01/2012
WLWK-FM(5)	1959	Classic Hits	10	30	B	12/01/2012

Omaha, NE
KEZO-FM(5)	1995	Rock	9+	20	C	6/01/2013
KKCD-FM(5)	1995	Classic Rock	12	20	C2	6/01/2013
KSRZ-FM(5)	1998	Hot Adult Contemporary	5	20	C	6/01/2013
KXSP-AM(4)	1999	Sports	N/A	20	B	6/01/2013
KQCH-FM(5)	1999	Contemporary Hits	2	20	C	6/01/2013

Tucson, AZ
KFFN-AM	1996	Sports	21+	24	C	10/01/2013
KMXZ-FM(5)	1996	Soft Adult Contemporary	2	24	C	10/01/2013
KQTH-FM(5)	1996	News/Talk	11	24	A	10/01/2013
KGMG-FM	1998	Oldies	16	24	C2	10/01/2013

Knoxville, TN
WKTI-AM(4)	1998	Nostalgia	N/A	20	D	8/01/2012
WCYQ-FM(5)	1997	Country	8	20	A	8/01/2012
WWST-FM(5)	1997	Contemporary Hits	3	20	C1	8/01/2012
WKHT-FM(5)	1998	Rhythmic Contemporary Hits	4	20	A	8/01/2012

Boise, ID
KJOT-FM	1998	Rock	14+	22	C	10/01/2013
KQXR-FM	1998	Active Rock	12	20	C1	10/01/2013
KTHI-FM	1998	Classic Hits	9+	20	C	10/01/2013
KRVB-FM	2000	Adult Alternative	17+	20	C	10/01/2013

Wichita, KS
KFDI-FM(5)	1999	Country	1	23	C	6/01/2013
KICT-FM(5)	1999	Rock	7	23	C1	6/01/2013
KFXJ-FM(5)	1999	Classic Rock	9	23	C2	6/01/2013
KLIO-AM	1999	Oldies	17+	23	B	6/01/2013
KYQQ-FM	1999	Regional Mexican	16	23	C	6/01/2013
KFTI-FM	2000	Classic Country	14	23	C1	6/01/2013

Springfield, MO
KSGF-AM/FM	1999/2003	News/Talk (Simulcast)	8+	19	B/C3	2/01/2013
KTTS-FM	1999	Country	1	19	C	2/01/2013
KSPW-FM	1999	Contemporary Hits	3	19	C2	2/01/2013
KRVI-FM	2003	Variety Hits	10	19	C3	2/01/2013

Tulsa, OK
KKFAQ-AM(5)	1999	News/Talk	14	25	A	6/01/2013
KVOO-FM(5)	1999	Contemporary Country	5	25	C	6/01/2013
KXBL-FM(5)	1999	Classic Country	13	25	C1	6/01/2013

(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2010 Arbitron ratings book. The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as “average quarterly hour,” or “AQH,” share) occurring Monday-Sunday between 6:00 a.m. and midnight. A “+” indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2010 Arbitron ratings book. In order to be qualified to be reported in a diary market, a station must have received five or more minutes of listening in at least 10 diaries in the market from midnight to midnight, Monday through Sunday, during the survey period. In order to be qualified to be reported in a Portable People Meter (PPM) market, a station must have received five or more minutes of listening from at least one PPM panelist and an Average Weekly Cumulative Rating of at least .495 during Monday-Sunday between 6:00 a.m. and midnight, during the survey period.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	WKTI-AM and KXSP-AM did not qualify to be reported in the Fall 2010 Arbitron ratings book.

(5)	Stations that are broadcasting in digital.

(6)	FCC (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. Refer to “—Regulation” for further discussion of the FCC license renewal process.

We employ a variety of sales-related and programming strategies. Our sales-related strategies include maximizing our share of the advertisers’ advertising spending. We believe development of local station clusters allows us to maximize market share because it allows us to offer a variety of format alternatives to appeal to a broader range of local advertisers. Our programming strategy includes developing and retaining local on-air talent to drive ratings. We have long-term contracts with many of our on-air personalities. In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Brewers and Milwaukee Bucks, and arranges a statewide radio network for the broadcast of their games.

Most of our radio broadcasting revenue is generated from the sale of local advertising, which includes non-traditional advertising programs. Non-traditional advertising refers to initiatives which attract new local advertisers, including the creation of new local content and programs that combine television, radio or print with digital. The balance of broadcasting revenue is generated from the sale of national advertising, political and issue advertising and other sources. We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station. We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

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

Industry and Competition

We compete with other radio and television stations, newspapers, cable television, satellite television, direct mail services, billboards, and the internet and, in the future, may also compete with the satellite radio technology for advertising dollars. We believe some of the factors an advertiser considers when choosing an advertising medium include its overall marketing strategy and reaching its targeted audience in the most cost-effective manner. In both radio and television broadcasting, revenue is derived primarily from advertising. Ratings, which estimate the number of listeners or viewers tuning in to a given station, highly influence competition in broadcasting because they affect the advertising rates the broadcaster can charge—higher ratings generally mean the broadcaster can charge higher rates for advertising. By having a cluster of several stations within one market, we can offer advertisers the opportunity to purchase air time on more than one of our stations in order to reach a broader audience.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular. Other than the political and issue and automotive categories, our broadcasting business continues to experience an uneven economic recovery across the markets we operate in due to continued challenges in employment and the housing markets. Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.

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

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX). The second category includes stations affiliated with more recently developed national networks, such CW and MyNetwork TV (MNT). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising. Recent discussions between certain national networks and cable, satellite and telecommunications providers suggest that the national networks will be seeking an increase in fees, which could include programming fees, from their affiliates when the current affiliation agreements expire. The national networks believe they are due a portion of the retransmission revenue the affiliates generate from its agreements with the cable, satellite and telecommunications providers.

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

Broadcast Licenses/Renewals

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses, and we are not currently aware of any facts that would prevent their renewal. On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the FCC asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area (DMA), including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign. In June 2007, the FCC issued an Order denying MPIMC’s Petition. In July 2007, MPIMC filed a Petition for Reconsideration with the FCC requesting it to reconsider the denial of MPIMC’s Petition to Deny. We opposed MPIMC’s Petition for Reconsideration and in July 2008, the FCC issued a decision denying the Petition for Reconsideration. In August 2008, MPIMC filed a second Petition for Reconsideration of the FCC’s June 2007 Order. We filed an Opposition to MPIMC’s Second Petition in August 2008. The FCC dismissed MPIMC’s Second Petition on January 12, 2009. On February 16, 2010, MPIMC filed an Application for Review requesting the FCC to review the dismissal of MPIMC’s Second Petition. We filed an Opposition to MPIMC’s Application for Review jointly with several other television stations in the Milwaukee DMA, and MPIMC filed a reply. By letter dated December 10, 2010, the FCC dismissed MPIMC’s Application For Review. On January 10, 2011, MPIMC filed another Application for Review requesting the FCC to vacate its December 10, 2010 order and consider MPIMC’s February 10, 2010 Application for Review on its merits. On January 25, 2011, we filed an Opposition to MPIMC’s latest Application for Review jointly with several other television stations in the Milwaukee DMA. Our Opposition stated that the Application for Review was deficient and requested that it be dismissed.

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

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the newspaper broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule. In 2003, the FCC completed a comprehensive review of its ownership rules and adopted revised rules. The FCC’s new rules were to have become effective on September 4, 2003. However, a number of parties sought reconsideration of the new rules and others filed judicial appeals. The U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003. Then, in an opinion issued on June 24, 2004, the court remanded most of the revised rules to the FCC for additional analysis and justification. In 2008, the FCC released a Report and Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty. The FCC also reinstated the radio television cross-ownership rule, which had been repealed in 2003, reinstated the local television ownership rule as it had been in effect prior to 2003, and affirmed the local radio ownership rule as adopted in 2003. The FCC stated that newspaper broadcast combinations that were grandfathered in 1975 when the newspaper-broadcast cross-ownership rule was adopted, including our Milwaukee operations, will continue to be grandfathered. The FCC’s 2008 Order is currently on appeal. In May 2010, the FCC released a Notice of Inquiry (NOI) as the initial step of its 2010 quadrennial review of its media ownership rules. The NOI solicited comments on a number of broad-based questions intended to define the analytical framework of the statutorily-mandated quadrennial review. The FCC’s ownership rules that are currently in effect are briefly summarized below.

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

Local Radio Ownership Rule.    The local radio ownership rule limits the number of radio stations an entity may own in a given market depending on the size of the radio market. Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM). In a radio market with between 30 and 44 radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service. In a radio market with between 15 and 29 radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service. In a radio market with 14 or fewer radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in the market, except for combinations of one AM and one FM station, which are permitted in any size market. For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Financial Network assigns the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. Also under the rule, a radio station that provides more than 15% of another in-market station’s weekly programming or sells more than 15% of another in-market station’s weekly advertising will be deemed to have an attributable interest in the brokered station.

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

Local Television Ownership Rule.    Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. The FCC may waive this rule to permit ownership, operation or control of these television stations in a market that will not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a “failed” station, or is “failing” (i.e. stations with negative cash flow and less than a four share all day audience rating). Under the rule, a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the brokered station.

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

Attribution of Ownership.    An “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: (i) equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more that 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or of its direct or indirect parent.

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

Obscenity, Indecency and Profanity

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules. Several appeals of certain of the FCC’s recent indecency enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts.

In July 2007, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act.

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. From time to time, our television and radio stations receive letters of inquiry and notices of proposed forfeitures from the FCC alleging that they have broadcast indecent material. We do not believe that broadcasts identified in any currently pending complaints of which we are aware violate the indecency standards. Several appeals of certain of the FCC’s recent indecency enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. This decision is subject to rehearing and possible appeal to the Supreme Court. We cannot predict the outcome of these proceedings or whether Congress will consider or adopt further legislation in this area.

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

Relationship With Cable/Satellite

A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television and video programming distributors such as cable, satellite and telecommunications companies. The rules generally provide certain protections for broadcast stations, for which video program distributors are an important means of distribution and a provider of competing program channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s programming to their subscribers within the station’s market (the so-called “must-carry” rule). Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.” A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the video program distributor and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. A station that fails to notify a cable system of its election is presumed to have elected must-carry.

Under the must-carry rule, cable operators are required to carry must-carry signals in analog format or, if a cable system is all-digital, to provide equipment to convert must-carry digital signals for viewing on analog television sets. With some exceptions, cable systems are also required to carry television stations’ high definition signals. Cable systems are not required to carry any programming streams other than a station’s primary video programming channel. Consequently, the multicast programming streams provided by several of our television stations are not entitled to mandatory carriage pursuant to the digital must-carry rules. However, because the FCC’s action does not affect digital retransmission consent agreements, we are free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions. A similar must-carry and retransmission consent regime governs carriage of local broadcast channels by direct-to-home satellite television operators. A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market. However, if a satellite provider chooses to provide one local station to its subscribers in a market, the provider also must transmit locally every other station in that market that elects must-carry status. As with cable, stations may opt to pursue retransmission consent agreements. A local television station that fails to make any election is deemed to have elected retransmission consent and is not guaranteed carriage. Satellite must-carry election periods occur every three years, consistent with cable must-carry periods. In December 2010, the FCC announced that it planned to launch a rulemaking to review the retransmission consent process and specifically the question of what constitutes good faith negotiation by broadcasters and multichannel video programming distributors. The rulemaking has not yet been released, and we cannot predict what impact, if any, the FCC’s proceeding will have on our negotiations with video programming distributors.

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

Digital Radio

The FCC permits existing AM and FM radio broadcast stations to broadcast digitally in order both to improve sound quality and to provide spectrum for multicast channels and/or enhanced data services to complement the existing programming service. The FCC has authorized AM and FM radio stations to broadcast digital signals using excess spectrum within the same allotted bandwidth used for analog transmissions. In January 2010, the FCC adopted procedures that allow FM radio stations to significantly increase their digital power levels above those originally permitted in order to improve the digital service these stations provide.

Employees

As of December 26, 2010, we and our subsidiaries had approximately 1,800 full-time and 800 part-time employees compared to approximately 1,900 full-time and 1,000 part-time employees at December 27, 2009. Currently, there are 11 bargaining units representing approximately 600 (or approximately 23%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Seven of these agreements will expire within the next two years and one agreement expired in 2010. These employees whose agreement has expired continue to work without a contract. In 2010, a bargaining unit dissolved due to a workforce reduction. The majority of employees covered by a collective bargaining agreement work at the daily newspaper.

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

Approximately 75% of our revenue in 2010 was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations. Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy. The merger or consolidation of advertisers also generally leads to a reduced amount of collective advertising spending. A recession or economic downturn, as we experienced in 2009 which somewhat moderated in 2010, as well as a consolidation of advertisers, has had, and in the future could continue to have, an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time. Terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

Additionally, some of our printed publications and our radio and television stations generate a large percentage of their advertising revenue from a limited number of sources, including the automotive industry, political and issue advertising and professional sports contracts. As a result, even in the absence of a recession or economic downturn, adverse changes specifically affecting these advertising sources could significantly reduce advertising revenue and have a material adverse effect on our financial condition and results of operations.

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve. Changes in those factors could negatively affect those revenues. These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general. If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected. This risk is especially evident with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and several websites, and, collectively, from which we derived approximately 55% of our revenue in 2010.

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

Our radio and television broadcasting businesses compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, local and syndicated programming. Changes in market demographics, the entry of competitive stations to our markets, the introduction of competitive local news or other programming by cable, satellite or other news providers, or the adoption of competitive formats by existing radio stations could result in lower ratings and have a material adverse effect on our financial condition and results of operations. Changes in ratings technology or methodology or metrics used by advertisers or other changes in advertisers’ media buying strategies also could have a material adverse effect on our financial condition and results of operations.

Further, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who have a greater national scope, can offer a greater variety of national and syndicated programming for listeners and viewers or offer enhanced opportunities for advertisers to reach broader markets. In 2003, the FCC completed a comprehensive review of its ownership rules and adopted revised rules. These rules were stayed in September 2003 and most of the revised rules were remanded to the FCC for additional analysis and justification. In 2008, the FCC issued a Report and Order that modified the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances. The FCC’s Order is currently on appeal. In 2010, the FCC launched a broad-based inquiry intended to define the scope of its statutorily mandated quadrennial review of the multiple ownership rules. We cannot predict the outcome of any further administrative or judicial proceedings related to the rules.

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

Our diversified media business has in the past expanded through acquisitions of radio and television stations and community newspapers and shoppers in selected markets. We intend to pursue continued growth through selected acquisitions, including acquisitions and investments related to our digital-based growth strategy, if we are able to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

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

The basic raw material for newspapers and shoppers is newsprint. Our newsprint consumption related to our publications totaled $16.1 million in 2010, which was 8.8% of our total publishing revenue. We currently purchase our newsprint primarily from a single supplier, with our current pricing agreement ending in December 2011. Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

The broadcast media industry is subject to evolving media technologies and evolving industry standards. Several new technologies are being developed and/or utilized that may compete with our radio stations, including:

•	audio programming by cable television systems, direct broadcast satellite systems, personal communications and wireless systems, internet content providers and other digital audio broadcast formats;

•	satellite digital audio radio service, with enhanced sound quality comparable to that of compact discs and that provide numerous niche formats;

•	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us;

•	radio stations and internet radio services;

•	expanded approval of low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas; and

•	enhanced capabilities of cell phones, MP3 players, electronic readers and other mobile devices.

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

New technologies could also adversely affect our television stations. Programming alternatives such as cable, direct satellite-to-home services, mobile media services, pay-per-view, on-demand programming, the internet and home video and entertainment systems have fractionalized television viewing audiences. Over the past decade, multichannel video programming distributors have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable television and other technological changes, including the entry by certain of the telecommunications companies into the video services delivery market, has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming. The enhanced video and audio capabilities of cell phones, MP3 players, electronic readers and other mobile devices also has the potential to affect television viewership.

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

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements. We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including one of our low-power stations) are parties to affiliation agreements with ABC, three with NBC, two with FOX, two with CW, two with My Network and one with CBS, failures of these networks to provide programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations. In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all. The retransmission agreements which we negotiated with cable, satellite and telecommunications providers for the rights to carry our signals and local programming in their pay television services to consumers are for multiple years with set rate increases. Certain national networks have, and others may try to obtain from us increasing amounts of the retransmission revenue we receive from cable, satellite and telecommunications providers. The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.

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

We employ or independently contract with a number of on-air personalities and hosts of television and radio programs whose ratings success depends in part on audience loyalty in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we cannot assure you that all or any of these key employees will remain with us over the long term. Furthermore, the popularity and audience loyalty to our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty could reduce ratings and may effect our ability to generate advertising revenue.

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

Our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Brewers and Milwaukee Bucks, and arranges a statewide radio network for the broadcast of their games. Our revenue could be adversely affected by changes in the professional sports industry, such as a relocation of one of the local professional sports teams from the Wisconsin market or the potential loss of exclusivity due to league or team initiatives such as pay-per-listen, satellite radio or internet broadcast of games. In addition, we could lose our exclusive broadcast rights during periodic competitive bidding, or suffer damage to the marketplace value of sports advertising due to factors such as a players’ strike, negative publicity or downturn in on-field performance of a team.

If cable systems and other video distribution systems do not carry our new digital channels or we do not enter into acceptable agreements with such systems, our revenue and results of operations may be adversely affected.

Since our television stations are highly dependent on carriage by cable systems in many of the areas they service, any modifications to rules regarding the obligations of cable systems or satellite providers to carry digital television signals of local broadcast stations could result in some of our television stations or channels not being carried on cable systems or direct to home satellite systems, which could adversely affect our revenue and results of operations. We have elected retransmission consent rather than must-carry with cable systems and satellite providers for the majority of our television stations. If we are unable to negotiate retransmission consent agreements in a timely manner or on favorable economic terms, some of our stations may not be carried on certain cable or direct to home satellite systems for a period of time and our revenue and results of operations could be adversely affected. We may also be unable to negotiate or renegotiate acceptable agreements with other types of video distribution systems, which could also cause our revenue and results of operations to be adversely affected.

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

Public concern over methods of information gathering and the use of that information has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information. Our publishing business relies in part on telemarketing sales, which are affected by “do not call” legislation at both the federal and state levels. We also engage in e-mail marketing and the collection and use of consumer information in connection with our publishing and broadcasting businesses and our growing digital efforts. Further legislation, government regulations, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide information to our customers or otherwise utilize telemarketing, e-mail or other electronic marketing, and could adversely effect our results of operations.

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

The radio and television broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest. Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a television or radio station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market. In response to a court order and to satisfy its statutory obligation to conduct a quadrennial review of its media ownership rules, the FCC undertook further review of changes to its ownership rules adopted in 2003 (the effectiveness of which had been stayed pending judicial review). In December 2007, the FCC adopted an order relaxing the newspaper-broadcast cross-ownership rule. Requests for reconsideration and judicial review of the FCC’s decision to relax the newspaper-broadcast cross-ownership rule in the top twenty markets have been filed and are pending. We are unable to predict the outcome of this further review.

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

The FCC’s National Broadband Plan may result in a loss of spectrum for our stations and potentially adversely impact our ability to compete.

In March 2010, the FCC delivered its national Broadband Plan (the Plan) to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Plan proposes to recapture and reallocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions as well as proposals to enable TV stations to voluntary combine operations on a single TV channel. Proposals to permit voluntary spectrum auctions would require Congressional action. At this time we cannot predict the timing or outcome of implementation of the Plan or its effect on our television stations.

The performance of our NBC affiliates may suffer due to the joint venture between Comcast Corporation and NBC Universal.

In January 2011, the FCC approved a joint venture between Comcast and NBC Universal (NBCU) parent, General Electric Company, and the transaction was consummated. The joint venture, which combines the programming assets owned by each company, could impact our NBC-affiliated television stations. We currently have a network affiliation agreement with NBC Universal for three of our television stations and a retransmission consent agreement with Comcast for distribution of several of our television stations. The merger of the Comcast and NBCU programming assets could reduce our ability to negotiate favorable terms under future network affiliation and cable carriage agreements. In addition, the merged entity could provide popular NBC sports and entertainment programming on additional outlets including co-owned cable channels and the internet. The NBCU Comcast joint venture may affect the economic incentives that currently form the basis of the network/affiliate relationship, and, over time, may result in the evolution of the network/affiliate relationship so that local affiliates become less important to the network. Although the FCC Order approving the joint venture included certain conditions, many of which were contained in private agreements between Comcast and the major-network affiliate associations, to mitigate these concerns, these developments could ultimately affect the profitability of our NBC affiliated stations.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation.

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our station programs and network programs and commercials to affiliates. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecommunication circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecommunication connectivity failures or satellite failures. Our ability to distribute programming to station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse affect on our financial condition and results of operations.

Other Business Risks

Our business has been and may be in the future negatively affected by an impairment charge of goodwill, broadcast licenses or other intangible assets.

In 2008, due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and financial results and a further decline in our stock price, we recorded a pre-tax, non-cash impairment charge for goodwill of $245.9 million and a pre-tax, non-cash impairment charge for broadcast licenses of $129.2 million. In 2009, we determined there were significant adverse changes in projected revenues in the markets where we own television and radio stations and we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $20.1 million. There was no impairment of our broadcast licenses in 2010 and there was no impairment of our goodwill in 2009 or 2010. As of December 26, 2010, we had a total of $114.5 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 26.5% of our total assets. The 2008 and 2009 impairment charges had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

We may not be able to utilize deferred tax assets to offset future federal and state taxable income.

As of December 26, 2010, we had a total of $58.9 million of deferred tax assets on our balance sheet. We expect to utilize the deferred tax assets to reduce our consolidated federal and state income tax liabilities over a period of time not to exceed 20 years. However, we may not be able to fully utilize the deferred tax assets if our future federal and state taxable income and related income tax liability is insufficient to permit their use. In addition, in the future, we may be required to record a valuation allowance against the deferred tax assets if we believe we are unable to utilize them, which would have an adverse effect on our financial condition and results of operations.

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

We have a funded, qualified defined benefit pension plan that covers certain employees and an unfunded, non-qualified pension plan for certain employees whose benefits under the qualified pension plan may be restricted due to limitations imposed by the Internal Revenue Service. Two significant elements in determining pension income or pension expense are the discount rate used in projecting benefit obligations and the expected return on plan assets. A lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities. If our expected return on plan assets is not achieved, as was the case in 2008 because of significant declines in the equity markets, our pension expense and cash contributions to the pension plans would increase. In 2008, as a result of significant equity decline, our qualified pension plan moved from a fully funded to underfunded status. In 2010, the pension plan is still underfunded. If the equity markets do not sufficiently recover or the discount rate does not increase or existing legislative relief is not enough, we will be obligated to make substantial contributions in future years to fund the deficiency. Effective January 1, 2011, the benefit accruals under the qualified defined benefit pension plan and the unfunded, non-qualified pension plan were permanently frozen. A significant increase in our obligation to make contributions to our pension plans would reduce the cash available for working capital, debt reduction and other corporate uses, and may have an adverse effect on our operations, financial condition and liquidity.

Due to our participation in a multiemployer pension plan, we have exposures under that plan that may extend beyond what our obligations would be with respect to our employees.

Until our withdrawal in December 2010, we participated in and made periodic contributions to a multiemployer pension plan that covered certain of our union employees. We incurred a pension withdrawal liability in 2010 in connection with the dissolution of that union and the subsequent withdrawal from the multiemployer pension plan. If there is a mass withdrawal from the multiemployer pension plan in 2011 or 2012, we may be subject to additional withdrawal liabilities under applicable law with respect to that plan.

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

As of December 26, 2010, we and our subsidiaries had approximately 1,800 full-time and 800 part-time employees compared to approximately 1,900 full-time and 1,000 part-time employees at December 27, 2009. Currently, there are 11 bargaining units representing approximately 600 (or approximately 23%) of our total number of employees. We have entered into various collective bargaining agreements with these bargaining units. Seven of these agreements will expire within the next two years and one agreement expired in 2010. These employees whose agreement has expired continue to work without a contract. In 2010, a bargaining unit dissolved due to a workforce reduction. The majority of employees covered by a collective bargaining agreement work at the daily newspaper.

We cannot assure you the results of negotiations of future collective bargaining agreements or of negotiations related to reopening of collective bargaining agreements in order to reduce our labor costs or achieve other objectives will be negotiated without interruptions in our businesses. We cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have a material adverse effect on our financial condition and results of operations. We also cannot assure you the impact of future collective bargaining agreements will not have an adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good conditions, and suitable for present operations. There are no material encumbrances on any of our owned properties. Our equipment is secured by liens pursuant to our secured credit facility. The following are the principal properties operated by us and our subsidiaries and the approximate square footage as of December 26, 2010.

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI(1)	500,000	5,000
West Milwaukee, WI(2)	479,000	—
Cedarburg, WI	17,000	—
Waukesha, WI	34,000	—
Wauwatosa, WI(9)	18,000	—
Sturtevant, WI(10)	—	10,000
Madison, WI	—	4,000
Menomonee Falls, WI	12,000	—
Waupaca, WI(6)	93,000	—
Hartland, WI	13,000	4,000
Elkhorn, WI	—	5,000
West Bend, WI	7,000	—
Hartford, WI	7,000	—
New London, WI	6,000	—
Rhinelander, WI	7,000	—
Clintonville, WI	6,000	—
Antigo, Beaver Dam, Fond du Lac, Jefferson, Johnson Creek, Marshfield, Merrill, Mukwonago, Muskego, Oshkosh, Port Washington, Sheboygan, Stevens Point, Wausau, Wisconsin Rapids and Wittenberg, WI(8)	9,000	40,000
Orange Park, Sarasota and Ponte Vedra, FL	—	7,000
Washington, D.C.	—	1,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI(3)	109,000	—
Green Bay, WI	22,000	2,000
Las Vegas, NV	33,000	—
Lansing, MI	2,000	11,000
Palm Springs, CA	19,000	1,000
Omaha, NE	62,000	—
Tucson, AZ	29,000	2,000
Knoxville, TN(4)	26,000	—
Boise, ID	28,000	1,000
Wichita, KS(5)	23,000	6,000
Springfield, MO	2,000	9,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	21,000	1,000
Mount Bigelow, AZ	2,000	—

Discontinued operations
Printing plant located in:
Green Bay, WI(7)	40,000	—

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.’s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution, and transportation operations of the Milwaukee Journal Sentinel.

(3)	Includes our business operations’ headquarters.

(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2012 and 9,000 square feet not in use.

(5)	Includes 2,000 square feet leased to third party pursuant to lease expiring in October 2012 and 3,000 square feet not in use.

(6)	Includes 20,000 square feet not in use.

(7)	Property was sold to Multi-Color Corporation on January 31, 2011, in connection with the 2005 sale of the assets of NorthStar Print Group, Inc., upon environmental site closure.

(8)	Leases covering 8,000 square feet expired on December 31, 2010 and were not renewed.

(9)	Includes 18,000 square feet not in use.

(10)	10,000 square feet leased to third party pursuant to lease expiring in August 2013.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 25, 2011.

Name	Title	Age
Steven J. Smith	Chairman of the Board, Chief Executive Officer and Director	60
Elizabeth Brenner	Executive Vice President	56
Andre J. Fernandez	Executive Vice President, Finance & Strategy and Chief Financial Officer	42
Mary Hill Leahy	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	56
Anne M. Bauer	Vice President and Controller	46
Royce A. Miles	Vice President	43
William M. Kaiser	Vice President	60
James P. Prather	Vice President	53
Karen O. Trickle	Vice President and Treasurer	54
Steven H. Wexler	Vice President	50

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

Royce A. Miles is Vice President. Mr. Miles was elected Vice President in April 2010. In addition, Mr. Miles has been Executive Vice President and General Manager of our publishing businesses since September 2010. Prior thereto, Mr. Miles held various other positions within Journal Sentinel, Inc. since October 1998.

William M. Kaiser is Vice President. Mr. Kaiser was elected Vice President in April 2010. In addition, Mr. Kaiser has been Senior Vice President of Journal Sentinel, Inc. and Editor of the Milwaukee Journal Sentinel since 1997. Prior thereto, he was Managing Editor of the Milwaukee Journal Sentinel and Milwaukee Journal.

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

Class B shares are primarily held by our current and former employees, our non-employee directors and Grant family shareholders. These shares are entitled to ten votes per share. Each class B share is convertible into one class A share at any time, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our amended and restated articles of incorporation. As of February 25, 2011, there were 8,676,705 class B shares held by our subsidiary, The Journal Company. There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our amended and restated articles of incorporation.

Class A shares are listed for trading on the New York Stock Exchange under the symbol “JRN.” Class A shareholders are entitled to one vote per share.

As of February 25, 2011, there were 1,668 holders of class B common stock, 120 record holders of Class A common stock and 13 record holders of class C common stock. We have no outstanding shares of preferred stock.

The following table provides information about our repurchases of our class B common stock for the year ended December 26, 2010:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2009 to January 24, 2010	—	$—	—	—
January 25 to February 21, 2010(1)(2)	23,762	3.55	—	—
February 22 to March 28, 2010	46,873	3.92	—	—
March 29 to April 25, 2010	—	—	—	—
April 26 to May 23, 2010	—	—	—	—
May 24 to June 27, 2010	—	—	—	—
June 28 to July 25, 2010(2)	5,044	4.88	—	—
July 26 to August 22, 2010	—	—	—	—
August 23 to September 26, 2010	—	—	—	—
September 27 to October 24, 2010	—	—	—	—
October 25 to November 21, 2010	—	—	—	—
November 22 to December 26, 2010(2)	51,711	4.98	—	—

(1)	Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2003 Equity Incentive Plan.

(2)	Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

The high and low sales prices of our class A common shares for the four quarters of 2010 and 2009 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2010 and 2009 were as follows:

	2010			2009
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$4.09	$3.08	—	$2.86	$0.37	$0.02
Second Quarter	6.52	3.90	—	1.81	0.57	—
Third Quarter	5.22	3.45	—	4.42	0.86	—
Fourth Quarter	5.20	4.22	—	4.79	3.00	—

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions. Our board of directors reviews these factors at each quarterly board of directors meeting. Our secured credit facility contains restrictions on the payment of dividends, such that, the aggregate amount of cash dividends paid does not exceed the greater of $15.0 million and 50.0% of consolidated net earnings for the consecutive four quarter period preceding the quarter in which such cash payment is made. Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than approximately $0.57 per year.

Our board of directors made a decision to reduce our first quarter 2009 dividend on our class A and class B shares to $0.02 per share from $0.08 per share in each quarter of 2008. The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009. In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment. Our board of directors also suspended the payment of the cumulative dividend on our class C shares. The accumulated class C dividend of $3.7 million as of February 8, 2011 must be paid prior to the payment of any future dividends on our class A and class B shares.

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

The following graph compares, on a cumulative basis, changes in the total return on our class A common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations. Our peer group is comprised of Belo Corp., Gannett, Inc., Lee Enterprises, Inc., McClatchy Newspapers, Inc., The New York Times Company, The E.W. Scripps Company, Media General, Inc., and The Washington Post Company. This graph assumes the investment of $100.00 on December 25, 2005 and the reinvestment of all dividends since that date.

	12/05	12/06	12/07	12/08	12/09	12/10
Journal Communications, Inc.	$100.00	$92.82	$69.10	$20.33	$33.13	$42.88
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	97.15	73.84	23.62	40.41	40.01

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data. The selected financial data for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 and as of December 26, 2010, and December 27, 2009, have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 30, 2007 and December 31, 2006 and as of December 30, 2007 and December 31, 2006, have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K. This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. Three regional publishing and printing operations of our community newspapers and shoppers business, Norlight Telecommunications, Inc., NorthStar Print Group, Inc., PrimeNet Marketing Services, and IPC Print Services, Inc. have been reflected as discontinued operations in all years presented.

	2010	2009(1)	2008(2)	2007(3)	2006
	(dollars and shares in thousands, except for per share amounts)
Statement of Operations Data
Revenue	$376,759	$365,534	$451,713	$483,835	$522,824
Operating costs and expenses	323,735	335,763	402,247	410,865	421,384
Goodwill and broadcast license impairment	—	20,133	375,086	—	—

Operating earnings (loss)	53,024	9,638	(325,620)	72,970	101,440
Total other income and (expense)	(3,281)	(2,803)	(8,165)	(9,143)	(15,569)

Earnings (loss) from continuing operations before income taxes	49,743	6,835	(333,785)	63,827	85,871
Provision (benefit) for income taxes	19,065	1,927	(107,036)	24,616	34,105

Earnings (loss) from continuing operations	30,678	4,908	(226,749)	39,211	51,766
Gain (loss) from discontinued operations, net of taxes	3,703	(601)	2,346	70,867	12,607

Net earnings (loss)	$34,381	$4,307	$(224,403)	$110,078	$64,373

Diluted weighted average shares outstanding	50,789	50,400	51,917	66,809	71,985

Diluted – Class A and B common stock:
Continuing operations	$0.52	$0.06	$(4.40)	$0.59	$0.72
Discontinued operations	0.07	(0.01)	0.04	1.06	0.17

Net earnings (loss)	$0.59	$0.05	$(4.36)	$1.65	$0.89

Cash dividends declared
Class C	$0.57 (5)	$0.57 (4)	$0.57	$0.57	$0.57
Class B	—	$0.02	$0.32	$0.30	$0.26
Class A	—	$0.02	$0.32	$0.30	$0.26
Segment Data
Revenue:
Publishing	$182,799	$194,196	$241,972	$266,142	$284,894
Broadcasting	194,365	171,491	209,914	218,118	238,536
Corporate eliminations	(405)	(153)	(173)	(425)	(606)

Total revenue	$376,759	$365,534	$451,713	$483,835	$522,824

	2010	2009(1)	2008(2)	2007(3)	2006
	(dollars and shares in thousands)
Operating earnings (loss):
Publishing	$18,222	$13,796	$2,322	$36,922	$41,462
Broadcasting	43,559	3,068	(319,610)	44,553	68,756
Corporate	(8,757)	(7,226)	(8,322)	(8,505)	(8,778)

Total operating earnings (loss)	$53,024	$9,638	$(325,620)	$72,970	$101,440

Other Financial Data
Depreciation	$22,697	$23,894	$24,918	$25,012	$24,828
Amortization	$1,932	$1,975	$1,776	$1,679	$1,708
Capital expenditures	$9,391	$7,680	$20,805	$33,992	$17,672
Cash dividends	$—	$1,476	$18,527	$20,445	$19,433

Cash Flow Data
Net cash provided by (used for):
Operating activities	$71,819	$69,113	$69,534	$59,331	$81,606
Investing activities	$6,174	$(11,639)	$(46,043)	$162,129	$(7,692)
Financing activities	$(79,739)	$(65,147)	$(27,033)	$(178,896)	$(92,009)
Discontinued operations	$433	$7,002	$1,326	$(44,231)	$19,154

Balance Sheet Data
Property and equipment, net	$179,725	$195,649	$211,974	$214,219	$206,943
Intangible assets, net	$114,512	$115,836	$132,111	$481,547	$454,207
Total assets	$431,770	$473,187	$542,599	$856,967	$955,258
Total debt	$74,570	$151,375	$215,090	$178,885	$235,000
Total equity	$208,927	$171,075	$168,062	$487,562	$480,892

(1)	On April 23, 2009, we completed the purchase of CW affiliate, KNIN-TV, in Boise, Idaho. On September 25, 2009, we completed the sale of KGEM-AM and KCID-AM in Boise, Idaho.

(2)	On January 9, 2008, we completed the purchase of the Iola Herald and Manawa Advocate in Waupaca County, Wisconsin. On January 28, 2008, we completed the purchase of My Network affiliate KPSE-LP, Channel 50, in Palm Springs, California. On March 19, 2008, we completed the purchase of the Clintonville Shopper’s Guide and the Wittenberg Northerner Shopping News in Waupaca County, Wisconsin. On July 22, 2008, we completed the purchase of CW Network affiliate, KWBA-TV, in Sierra Vista, Arizona. On October 6, 2008, we completed the purchase of Waupaca Publishing Company in Waupaca, Wisconsin.

(3)	On March 27, 2007, we completed the purchase of the KMTV-TV FCC license.

(4)	The first quarter 2009 dividend of $0.142 per share was paid. Dividends of $0.428 per share were accrued for the remaining three quarters of 2009.

(5)	Dividends of $0.57 per share were accrued for 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 26, 2010, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; and (iii) corporate. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. Our interactive media assets build on our strong publishing and broadcasting brands. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

During 2010, we sold substantially all of the operating assets of our PrimeNet Marketing Services (PrimeNet), our direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida, in two separate transactions. On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota were sold for $0.1 million. The remaining Minnesota-based assets were shutdown in April 2010, and, accordingly, we recorded $0.4 million for shutdown related costs in the second quarter of 2010. In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $0.7 million note repayable over four years and a $0.1 million working capital note repayable over three years. The consideration received in each transaction approximates the net book value of the assets sold. PrimeNet is reported as a discontinued operation for all periods presented.

On December 13, 2010, we sold substantially all of the assets and certain liabilities of IPC Print Services, Inc. (IPC), our former printing services business, to Walsworth Publishing Company. Proceeds, net of transaction expenses, were $14.0 million and resulted in a gain on discontinued operations after income tax expense of $3.4 million. An escrow fund in the amount of $0.7 million has been established to secure representations and warranties pursuant to the purchase agreement for two years from the date of the sale, after which time any remaining funds will be delivered to us. IPC is reported as a discontinued operation for all periods presented.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly. Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the internet and other advertising forms. Circulation declines and online competition have also negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories. However, we believe the rate of deterioration of these fundamentals has moderated based on our results for 2010.

In 2010, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry. We have seen advertisers reduce their advertising spending in virtually all advertising categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertisting rate decreases in order to increase volume, we have seen a decrease in the average rate per inch of advertising. Retail advertising decreased in 2010 compared to 2009 primarily due to a decrease in ROP and preprint advertising primarily in the communications, finance and insurance, food, home improvement, automotive and department stores advertising categories and the loss of certain advertisers from our total market coverage product (our non-subscriber product). Classified advertising revenue, primarily in the real estate category, also decreased in 2010 compared to 2009. National advertising revenue increased $0.1 million in 2010 primarily due to an increase in ROP advertising in the health services, food and communications advertising categories. Interactive advertising revenue increased $1.3 million at our publishing businesses in 2010 compared to 2009 primarily due to an increase in sponsorships and classified packages sold. Circulation revenue decreased $1.1 million in 2010 compared to 2009 due to a decrease in the number of copies sold at our daily newspaper. Commercial printing revenue at our daily newspaper increased $2.4 million in 2010 compared to 2009 primarily due to an increase in revenue from new printing customers for which we began printing in the second half of 2009. Operating earnings at our publishing businesses increased $4.4 million in 2010 compared to 2009, primarily due to the reduction in the expense platform to better align with a reduced revenue base. Total expenses decreased $15.8 million, or 8.8%, in 2010 compared to 2009 primarily due to a decrease of $13.2 million in total payroll-related costs, including a decrease of $3.6 million in workforce reduction charges, the impact from the decrease in revenue and overall expense reduction initiatives.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular. Other than the political and issue and automotive categories, our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets. Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming. Television advertising revenue and rates in even-numbered years, such as 2010, typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.

Revenue from our broadcasting businesses increased $22.9 million in 2010 compared to 2009 primarily due to a $14.0 million increase in political and issue advertising revenue, a $2.6 million increase in national advertising revenue (primarily due to an increase in automotive advertising revenue), a $2.2 million increase in Olympic advertising revenue, a $2.0 million increase in local advertising revenue and a $2.0 million increase in retransmission revenue. Operating earnings from our broadcasting business increased $40.5 million in 2010 compared to 2009, primarily due to the impact from the increase in advertising revenue and the decrease in expenses. Total expenses decreased $17.6 million, or 10.5%, in 2010 compared to 2009 primarily due to recording a $20.1 million non-cash broadcast license impairment charge in 2009.

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

In 2011, we will seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses which we expect to increase revenue, and look for new market broadcast acquisitions. Our acquisition strategy will be subject to our ability to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

Results of Operations

2010 Compared to 2009

Our consolidated revenue in 2010 was $376.8 million, an increase of $11.3 million, or 3.1%, compared to $365.5 million in 2009. Our consolidated operating costs and expenses in 2010 were $207.7 million, a decrease of $14.8 million, or 6.6%, compared to $222.5 million in 2009. Our consolidated selling and administrative expenses in 2010 were $116.1 million, an increase of $2.8 million, or 2.4%, compared to $113.3 million in 2009. There was no non-cash broadcast license impairment charge in 2010 compared to $20.1 million in 2009.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2010 and 2009:

	2010	Percent of Total Revenue	2009	Percent of Total Revenue
	(dollars in millions)
Revenue:
Publishing	$182.8	48.5%	$194.2	53.1%
Broadcasting	194.4	51.6	171.5	46.9
Corporate eliminations	(0.4)	(0.1)	(0.2)	—

Total revenue	376.8	100.0	365.5	100.0
Total operating costs and expenses	207.7	55.1	222.5	60.9
Selling and administrative expenses	116.1	30.8	113.3	31.0
Broadcast license impairment	—	—	20.1	5.5

Total operating costs and expenses, selling and administrative expenses and broadcast license expense	323.8	85.9	355.9	97.4

Total operating earnings	$53.0	14.1%	$9.6	2.6%

Our publishing businesses experienced a 9.4% decrease in retail advertising revenue in 2010 compared to 2009 primarily in consumer-driven categories. The retail advertising revenue decreases were in the communications, finance and insurance, food, home improvement, automotive, department stores, airline and travel and furniture categories, partially offset by increases in the health services, real estate and business services categories. Classified advertising revenue decreased 11.9% in 2010 compared to 2009 primarily due to a decrease in the real estate category. Circulation revenue decreased 2.1% in 2010 compared to 2009 primarily due to a decrease in the number of daily and Sunday copies sold for home delivery and daily copies sold at single copy outlets at our daily newspaper. Partially offsetting these revenue decreases was a 35.7% increase in commercial printing revenue at our daily newspaper in 2010 compared to 2009. We believe consumers are still cautious in regards to spending discretionary income. Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting businesses, advertising revenue increased in 2010 compared to 2009 primarily due to an increase in political and issue advertising revenue, an increase in national advertising revenue, an increase in Olympic advertising revenue, an increase in local advertising revenue and an increase in retransmission revenue. The increase in political and issue advertising revenue and Olympic advertising revenue is part of the normal two-year advertising cycle which affects our television stations in particular. Automotive advertising increased $6.0 million, or 25.6%, in 2010 compared to 2009 primarily at our television stations.

The decrease in total operating costs and expenses was primarily due to a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives implemented in 2009, a decrease in costs related to the decrease in revenue at our publishing businesses, a decrease in workforce reduction charges, a decrease in syndicated and barter programming expenses and a smaller gain related to insurance proceeds from our tower replacement in Wichita, Kansas. The increase in selling and administrative expenses was primarily due to an increase in incentive compensation due to the increase in operating earnings, and increase in advertising expenses and an increase in commission expense due to the increase in revenue, partially offset by decreases in payroll-related costs reflecting the savings from the 2009 workforce reduction initiatives, a decrease in bad debt expense, a decrease in legal expenses and overall cost reduction initiatives. We expect total year-over-year expenses to increase slightly in 2011 as we selectively invest resources in digital initiatives, our brands, employees and programming.

Our consolidated operating earnings were $53.0 million, an increase of $43.4 million, or 450.2%, compared to $9.6 million in 2009.

The following table presents our operating earnings (loss) by segment for 2010 and 2009:

	2010	Percent of Total Operating Earnings	2009	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$18.2	34.4%	$13.8	143.2%
Broadcasting	43.6	82.1	3.1	31.8
Corporate	(8.8)	(16.5)	(7.3)	(75.0)

Total operating earnings	$53.0	100.0%	$9.6	100.0%

The increase in total operating earnings was primarily due to the the decrease in non-cash impairment charges, decreases in expenses and the impact from the increase in revenue at our broadcasting businesses.

EBITDA in 2010 was $77.7 million, an increase of $42.1 million, or 118.1%, compared to $35.6 million in 2009 (which included a $20.1 million non-cash broadcast license impairment charge). We define EBITDA as net earnings (loss) excluding gain/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization. Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry. EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2010 and 2009:

	2010	2009
	(dollars in millions)
Net earnings	$34.4	$4.3
(Gain) loss from discontinued operations, net	(3.7)	0.6
Provision for income taxes	19.1	1.9
Total other expense, net (which is entirely comprised of interest income and expense)	3.3	2.8
Depreciation	22.7	24.0
Amortization	1.9	2.0

EBITDA	$77.7	$35.6

The increase in our EBITDA is consistent with the increases in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in 2010 was $182.8 million, a decrease of $11.4 million, or 5.9%, compared to $194.2 million in 2009. Operating earnings from publishing were $18.2 million in 2010, an increase of $4.4 million, or 32.1%, compared to $13.8 million in 2009.

The following table presents our publishing revenue by category and operating earnings for 2010 and 2009:

	2010			2009
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$60.0	$21.2	$81.2	$66.1	$23.5	$89.6	(9.4)
Classified	19.9	4.4	24.3	22.3	5.2	27.5	(11.9)
National	5.0	—	5.0	4.9	—	4.9	3.1
Direct marketing	0.2	—	0.2	0.6	—	0.6	(64.1)

Total advertising revenue	85.1	25.6	110.7	93.9	28.7	122.6	(9.7)
Circulation revenue	50.1	1.9	52.0	51.0	2.1	53.1	(2.1)
Other revenue	17.1	3.0	20.1	15.2	3.3	18.5	8.7

Total revenue	$152.3	$30.5	$182.8	$160.1	$34.1	$194.2	(5.9)

Operating earnings	$15.9	$2.3	$18.2	$11.8	$2.0	$13.8	32.1

Advertising revenue accounted for 60.6% of total publishing revenue in 2010 compared to 63.1% in 2009. The ongoing secular changes in the newspaper industry and the continued economic uncertainty have caused advertisers to decrease their advertising spending across most of our advertising revenue categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we have seen a decrease in the average rate per inch of advertising in 2010 compared to 2009.

Retail advertising revenue in 2010 was $81.2 million, a decrease of $8.4 million, or 9.4%, compared to $89.6 million in 2009. The $6.1 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories and the loss of certain advertisers from our total market coverage product, partially offset by an increase in retail online advertising revenue. The revenue decreases were in the communications, finance and insurance, food, home improvement, automotive, department stores, airline and travel and furniture categories, partially offset by increases in the health services, real estate and business services categories. In the early part of the fourth quarter of 2010, we re-launched our total market coverage product (which was transitioned from mail delivery to carrier delivery in 2009) as a mail-based product aimed at recapturing and growing market share. We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper. The same trends persisted in our community newspapers and shoppers business. The $2.3 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive, retail and real estate advertising and a decrease from publications we closed or sold.

As a result of ongoing secular trend of classified advertising transitioning to the internet and the continued economic uncertainty, our publishing businesses experienced a decrease in classified advertising revenue in 2010 compared to 2009. In addition, classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. Classified advertising revenue in 2010 was $24.3 million, a decrease of $3.2 million, or 11.9%, compared to $27.5 million in 2009. At our daily newspaper, classified advertising revenue decreased $2.4 million, or 10.7%, in 2010 compared to 2009. Specifically, the real estate category decreased $1.6 million, or 28.7%; employment decreased $0.3 million, or 6.0%; other decreased $0.3 million, or 4.2%; and automotive decreased $0.2 million, or 3.9%. The average rate per inch of classified advertising decreased in 2010 compared to 2009 primarily due to the planned decrease in rates for employment classified revenue in order to increase volume. We believe this strategy was successful as we experienced a 55.6% increase in volume for employment classified advertising in the fourth quarter of 2010 compared to the fourth quarter of 2009. Historically, this revenue has been at a higher rate than other categories.

Average rates per inch for real estate and automotive advertising revenue also decreased compared to 2009. At our community newspapers and shoppers business, classified advertising revenue decreased $0.8 million, or 16.8%, in 2010 compared to 2009 primarily due to decreases in automotive, employment and real estate classified advertising and a decrease from publications we no longer produce.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in 2010 was $0.9 million, or 14.8%, compared to 2009 due to a decrease in ROP and preprint advertising revenue.

Interactive advertising revenue at our publishing businesses is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue was $11.0 million in 2010, an increase of $1.3 million, or 13.1%, compared to $9.7 million in 2009. In 2010 at our daily newspaper, interactive retail advertising revenue increased 21.4% compared to 2009 due to an increase in sponsorships sold and interactive classified advertising revenue increased 4.8% compared to 209 due to an increase in classified packages sold.

National advertising revenue was $5.0 million in 2010, an increase of $0.1 million, or 3.1%, compared to $4.9 million in 2009. Increases in the real estate, small retailers, and furniture categories and an increase in our total market coverage product were partially offset by decreases in the business services, finance and insurance, communications, and airline and travel categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.2 million in 2010, a decrease of $0.4 million, or 64.1%, compared to $0.6 million in 2009. In May 2009, we shut down the operations of our Milwaukee-area direct marketing facility but we continue to provide this service for some of our customers.

Circulation revenue accounted for 28.4% of total publishing revenue in 2010 compared to 27.4% in 2009. Circulation revenue of $52.0 million in 2010 decreased $1.1 million, or 2.1%, compared to $53.1 million in 2009. At our daily newspaper, circulation revenue decreased $0.9 million in 2010 compared to 2009 primarily due to a decrease in the number of daily and Sunday copies sold for home delivery and daily copies sold at single copy outlets. Partially offsetting this decrease was an increase in revenue for the “TV Cue” section, a product which is now priced separately and delivered with the Sunday edition, and increase for the home-delivered Thanksgiving Day edition. At our community newspapers and shoppers business, circulation revenue decreased $0.2 million in 2010 compared to 2009.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 11.0% of total publishing revenue in 2010 compared to 9.5% in 2009. Other revenue was $20.1 million in 2010, an increase of $1.6 million, or 8.7%, compared to $18.5 million in 2009. The $1.9 million increase at our daily newspaper was primarily due to an increase of $2.4 million in commercial printing revenue from new printing customers for whom we began printing in the second half of 2009. Currently, there is limited capacity available at our daily newspaper’s production facility to allow for printing and inserting for additional commercial printing customers. At our community newspapers and shoppers business, other revenue decreased $0.3 million, or 8.7%, in 2010 compared to 2009 primarily due to the loss of certain customers.

Publishing operating earnings were $18.2 million in 2010, an increase of $4.4 million, or 32.1%, compared to $13.8 million in 2009. In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to do so in 2010. Total expenses decreased $15.8 million, or 8.8%, in 2010 compared to 2009 primarily due to a decrease of $13.2 million in total payroll-related costs, including a decrease of $3.6 million in workforce reduction charges, partially offset by a one-time cash bonus of $0.8 million for employees who were impacted by the wage reduction program in 2009. Excluding payroll-related costs, operating costs and expenses decreased $4.0 million in 2010 compared to 2009, the most significant of which were decreases in delivery costs, outside printing costs and costs related to the total market coverage product (which was transitioned from mail delivery to carrier delivery in 2009). Total newsprint and paper costs for our publishing businesses were $17.3 million in both 2010 and 2009. A 4.7% decrease in newsprint consumption was partially offset by a 6.8% increase in average newsprint pricing per metric ton.

Broadcasting

Revenue from broadcasting in 2010 was $194.4 million, an increase of $22.9 million, or 13.3%, compared to $171.5 million in 2009. Operating earnings from broadcasting in 2010 were $43.6 million, an increase of $40.5 million, or 1,319.8%, compared to $3.1 million in 2009. In 2009, operating earnings included a $20.1 million non-cash broadcast license impairment charge and a $2.2 million gain related to insurance proceeds from our radio tower replacement in Wichita, Kansas. In 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas radio tower replacement.

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for 2010 and 2009:

	2010			2009			Percent Change
	Television	Radio	Total	Television	Radio	Total
			(dollars in millions)
Revenue	$125.1	$69.3	$194.4	$105.4	$66.1	$171.5	13.3

Broadcast license impairment	$—	$—	$—	$16.0	$4.1	$20.1	NA

Operating earnings (loss)	$29.1	$14.5	$43.6	$(7.6)	$10.7	$3.1	1,319.8

Revenue from our television stations in 2010 was $125.1 million, an increase of $19.7 million, or 18.7%, compared to $105.4 million in 2009. We experienced a revenue increase in all of our television markets. Compared to 2009, political and issue advertising revenue increased $13.0 million; Olympic advertising revenue increased $2.2 million due to the broadcast of the 2010 Winter Olympics on our NBC affiliates in February 2010; national advertising revenue increased $2.2 million, or 10.2%, primarily due to an increase in automotive advertising; retransmission revenue increased $2.0 million, or 45.9%; and local advertising revenue increased $0.3 million, or 0.3%. Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers. We have television stations in a number of states that had competitive political races in 2010.

Our television stations experienced revenue increases in a number of categories, specifically automotive, education, medical, travel, legal, retail, media and home products, partially offset by decreases in the communications, hotel and gambling, financial services and institutions, and restaurants categories. Automotive advertising revenue represented 16.3% of television advertising revenue in 2010 compared to 14.2% in 2009. Automotive advertising revenue increased $5.4 million, or 35.7%, in 2010 compared to 2009. Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms. We launched additional local advertising programs targeted at non-traditional advertisers across our television markets. Revenue from non-traditional advertising programs was $15.5 million in 2010, an increase of $0.7 million, or 4.7%, compared to $14.8 million in 2009. Non-traditional advertising programs refer to initiatives which attract new local advertisers, including the creation of new local content and programs that combine television, radio or print with digital. Interactive revenue was $1.5 million in 2010, an increase of $0.1 million, or 5.9%, compared to $1.4 million in 2009. Revenue from non-traditional advertising programs and interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2010 were $29.1 million compared to a loss of $7.6 million in 2009. During 2009, our television stations recorded a $16.0 million non-cash broadcast license impairment charge. The increase in operating earnings was primarily due to the decrease in expenses and the impact from the increase in advertising revenue. Our television stations continue to reduce their expense platform. Total television expenses in 2010 were $96.0 million, a decrease of $17.0 million, or 15.1%, compared to $113.0 million in 2009 primarily due to the $16.0 million non-cash broadcast license impairment charge recorded in 2009. Other expense decreases were $3.5 million in payroll-related costs, which includes a one-time cash bonus of $0.3 million for employees who were impacted by the wage reduction program in 2009, a decrease of $2.3 million in barter and syndicated programming expenses, a decrease in legal expenses and a decrease in bad debt expense. Partially offsetting these expense decreases were increases in advertising and promotional expenses, network programming expenses, an increase in incentive compensation due to the increase in operating earnings and commissions. For 2011, we are selectively adding back expense to invest in our employees, programming, and products.

Revenue from our radio stations in 2010 was $69.3 million, an increase of $3.2 million, or 4.8%, compared to $66.1 million in 2009. We experienced a revenue increase in all but three of our radio markets. Compared to 2009, local advertising revenue increased $1.7 million, or 2.9%, in part due to the broadcast of two additional Green Bay Packers games in January 2010; political and issue advertising revenue increased $1.0 million, or 262.5%; national advertising revenue increased $0.4 million, or 7.5%; and other revenue increased $0.1 million, or 5.2%. Our radio stations experienced revenue increases in a number of categories, specifically, media, financial services, automotive, professional services, home products, travel, pharmaceuticals, restaurants, and hotel and gambling, partially offset by decreases in the home improvement, financial and beverages categories. Automotive advertising represented 13.3% of radio advertising revenue in 2010 compared to 13.0% in 2009. Automotive advertising revenue increased $0.7 million, or 8.0%, in 2010 compared to 2009. Our radio stations are working to grow their local customer base by attracting new radio advertising customers with non-traditional advertising programs. Revenue from non-traditional advertising programs was $13.9 million in 2010, an increase of $1.2 million, or 9.4%, compared to $12.7 million in 2009. Interactive revenue was $1.6 million in 2010, a decrease of $0.1 million, or 6.3%, compared to $1.7 million in 2009. Revenue from non-traditional advertising programs and interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in 2010 were $14.5 million, an increase of $3.8 million, or 35.2%, compared to $10.7 million in 2009. During 2009, our radio stations recorded a $4.1 million non-cash broadcast license impairment charge and a $2.2 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas. In 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas tower replacement. The increase in operating earnings was primarily due to the non-cash impairment charge recorded in 2009 and the impact from the increase in advertising revenue. Total radio expenses in 2010 were $54.8 million, a decrease of $0.6 million, or 1.0%, compared to $55.4 million in 2009. The decrease in total radio expenses was primarily due to the decrease in the non-cash broadcast license impairment charge, a decrease of $1.8 million in payroll-related costs, which includes a one-time cash bonus of $0.2 million for employees who were impacted by the wage reduction program in 2009 and a decrease in bad debt expense. Partially offsetting these expense decreases was a smaller gain related to the Wichita tower replacement, a $1.8 million property impairment charge, an increase in sports rights fees, the 2009 gain recorded on the sale of two Boise, Idaho radio stations and an increase in incentive compensation due to the increase in operating earnings. For 2011, we are selectively adding back expense to invest in our employees, programming, and products.

Corporate

Revenue and expense eliminations in 2010 were $0.4 million compared to $0.2 million in 2009. The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance. The unallocated expenses were $8.8 million in 2010 compared to $7.3 million in 2009. This increase was primarily due to an increase in the accrual for annual incentive compensation related to the improvement in overall operating earnings of the company and an increase in director stock compensation expense.

Other Income and Expense and Taxes

Interest income was $0.1 million in 2010 while it was insignificant in 2009. Interest expense was $3.4 million in 2010 compared to $2.8 million in 2009. The increase in interest expense is due to the increase in borrowing rates under our amended and extended credit agreement entered into on August 13, 2010 partially offset by the decrease in average borrowings. Amortization of deferred financing costs was $0.6 million in 2010 compared to $0.3 million in 2009.

Our effective tax rate was 38.3% in 2010 compared to 28.2% in 2009. In 2010, our effect tax rate was impacted by the revaluation of deferred tax assets associated with PrimeNet and IPC, which are discontinued operations. In 2009, the effective tax rate was impacted by a settlement with the Wisconsin Department of Revenue (WDR) and the loss from continuing operations created by the non-cash impairment charge. The settlement with the WDR had a $1.2 million impact on our effective tax rate in 2009.

Discontinued Operations

Gain from discontinued operations, net of income tax expense, was $3.7 million in 2010 compared to a loss from discontinued operations, net of income tax benefit, of $0.6 million in 2009. Income tax expense was $2.3 million in 2010 compared to an income tax benefit of $0.5 million in 2009.

Revenue from PrimeNet in 2010 was $2.1 million compared to $20.1 million in 2009. We recorded a $0.8 million net loss from operations and shut down related costs in 2010 compared to a $1.3 million net loss from its operations in 2009.

Revenue from IPC in 2010 was $40.7 million compared to $48.2 million in 2009. We recorded a $1.1 million net gain from operations in 2010 compared to a $0.7 million net gain from its operations in 2009.

Net Earnings

Our net earnings in 2010 were $34.4 million compared to $4.3 million in 2009. The increase was due to the increase in operating earnings from continuing operations for the reasons described above and by the gain from discontinued operations, partially offset by the increase in provision for income taxes and the increase in interest expense.

Earnings (Loss) per Share for Class A and B Common Stock

In 2010, basic and diluted net earnings per share of class A and B common stock were $0.59 for each. This compared to net earnings per share of $0.05 for each in 2009. Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.52 for each in 2010. This compared to net earnings per share of $0.06 for each in 2009. Basic and diluted earnings per share from discontinued operations were $0.07 in 2010 compared to a net loss of $0.01 for each in 2009.

2009 Compared to 2008

Our consolidated revenue in 2009 was $365.5 million, a decrease of $86.2 million, or 19.1%, compared to $451.7 million in 2008. Our consolidated operating costs and expenses in 2009 were $222.5 million, a decrease of $37.4 million, or 14.4%, compared to $259.9 million in 2008. Our consolidated selling and administrative expenses in 2009 were $113.3 million, a decrease of $29.0 million, or 20.4%, compared to $142.3 million in 2008. Non-cash broadcast license impairment charge was $20.1 million in 2009 compared to non-cash goodwill and broadcast license impairment charges of $375.1 million in 2008.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, non-cash goodwill and broadcast license impairment and total operating earnings (loss) as a percent of total revenue for 2009 and 2008:

	2009	Percent of Total Revenue	2008	Percent of Total Revenue
		(dollars in millions)
Revenue:
Publishing	$194.2	53.1%	$242.0	53.5%
Broadcasting	171.5	46.9	209.9	46.5
Corporate and eliminations	(0.2)	—	(0.2)	—

Total revenue	365.5	100.0	451.7	100.0
Total operating costs and expenses	222.5	60.9	259.9	57.6
Selling and administrative expenses	113.3	31.0	142.3	31.5
Goodwill and broadcast license impairment	20.1	5.5	375.1	83.0

Total operating costs and expenses, selling and administrative expenses and goodwill and broadcast license impairment	355.9	97.4	777.3	172.1

Total operating earnings (loss)	$9.6	2.6%	$(325.6)	(72.1)%

In addition to the secular influences affecting the newspaper industry discussed above, the difficult economic environment negatively impacted our publishing, broadcasting and direct marketing services advertising revenue and commercial printing revenue in 2009.

Our publishing business experienced a 44.0% decrease in classified advertising revenue in 2009 compared to 2008. Retail advertising revenue decreased 19.7% in 2009 compared to 2008 primarily in consumer-driven categories. The most significant decreases were in the furniture and furnishings, dining and entertainment, finance/insurance, home improvement, health services, department stores, small-retailers, automotive, food, business services, real estate, communications and airline and travel.

At our broadcasting business, advertising revenue decreased in 2009 compared to 2008 across most categories, the most significant being our largest revenue category—automotive. Automotive advertising revenue decreased $15.2 million, or 39.3%, in 2009 compared to 2008 as the domestic automobile industry experienced an unprecedented decrease in automotive sales. In 2009, political and issue advertising revenue decreased $10.1 million compared to 2008. This is part of the normal two-year advertising cycle which affects our television stations in particular. Olympic advertising revenue decreased $2.3 million due to the broadcast of the 2008 Summer Olympics on our NBC affiliates in 2008. Partially offsetting the decrease in advertising revenue, retransmission revenue increased $2.9 million in 2009 compared to 2008.

The decrease in total operating costs and expenses was primarily due to the decrease in revenue, a decrease in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in newsprint and paper costs, a $2.2 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas, a decrease in travel and entertainment expenses, a decrease in legal fees and a decrease in programming expenses. The decrease in selling and administrative expenses was primarily due to decreases in payroll-related costs reflecting the savings from workforce reduction initiatives, a decrease in agency commissions, a decrease in advertising and promotion expenses and overall cost reduction initiatives as our businesses continue to reduce expense platforms in response to the decrease in revenue. We recorded a $20.1 million non-cash broadcast license impairment charge in 2009 compared to a $129.2 million non-cash broadcast license impairment charge in 2008. We also recorded a non-cash goodwill impairment charge of $245.9 million in 2008. Total workforce reduction charges were $5.7 million in 2009 compared to $5.0 million in 2008.

Our consolidated operating earnings were $9.6 million in 2009 compared to an operating loss of $325.6 million in 2008. The following table presents our operating earnings (loss) by segment for 2009 and 2008:

	2009	Percent of Total Operating Earnings	2008	Percent of Total Operating Loss
		(dollars in millions)
Publishing	$13.8	143.2%	$2.3	(0.8)%
Broadcasting	3.1	31.8	(319.6)	98.2
Corporate	(7.3)	(75.0)	(8.3)	2.6

Total operating earnings (loss)	$9.6	100.0%	$(325.6)	100.0%

The increase in total operating earnings was primarily due to the decrease in non-cash goodwill and broadcast license impairment charges and the decreases in expenses, partially offset by the decrease in revenue at our publishing and broadcasting businesses.

EBITDA was $35.6 million in 2009 (which included a $20.1 million non-cash broadcast license impairment charge compared to negative EBITDA of $298.8 million in 2008 (which included $375.1 million non-cash goodwill and broadcast license impairment charges). The following table presents a reconciliation of our consolidated net earnings (loss) to EBITDA for 2009 and 2008:

	2009	2008
	(dollars in millions)
Net earnings (loss)	$4.3	$(224.4)
(Gain) loss from discontinued operations, net	0.6	(2.3)
Provision (benefit) for income taxes	1.9	(107.0)
Total other expense, net (which is entirely comprised of interest income and expense)	2.8	8.2
Depreciation	24.0	24.9
Amortization	2.0	1.8

EBITDA	$35.6	$(298.8)

The increase in EBITDA was consistent with the increases in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in 2009 was $194.2 million, a decrease of $47.8 million, or 19.7%, compared to $242.0 million in 2008. Operating earnings from publishing were $13.8 million in 2009, an increase of $11.5 million, or 494.1%, compared to $2.3 million in 2008, which included a non-cash goodwill impairment charge of $16.7 million.

The following table presents our publishing revenue by category, non-cash goodwill impairment and operating earnings (loss) for 2009 and 2008:

	2009			2008			Percent Change
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$66.1	$23.5	$89.6	$83.6	$27.9	$111.5	(19.7)
Classified	22.3	5.2	27.5	43.4	5.7	49.1	(44.0)
National	4.9	—	4.9	7.6	—	7.6	(35.1)
Direct marketing	0.6	—	0.6	3.4	—	3.4	(82.5)

Total advertising revenue	93.9	28.7	122.6	138.0	33.6	171.6	(28.5)
Circulation revenue	51.0	2.1	53.1	50.5	1.3	51.8	2.5
Other revenue	15.2	3.3	18.5	14.9	3.7	18.6	(0.7)

Total revenue	$160.1	$34.1	$194.2	$203.4	$38.6	$242.0	(19.7)

Goodwill impairment	$—	$—	$—	$2.9	$13.8	$16.7	NA

Operating earnings (loss)	$11.8	$2.0	$13.8	$14.9	$(12.6)	$2.3	494.1

Advertising revenue accounted for 63.1% of total publishing revenue in 2009 compared to 70.9% in 2008. The difficult economic environment and ongoing secular changes in the newspaper industry caused advertisers to decrease their advertising spending across all of our advertising revenue categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and customer choices to reduce or eliminate the use of color in their ads, we saw a decrease in the average rate per inch of advertising. This rapid decline in advertising revenue was partially offset by an increase in circulation revenue and commercial delivery revenue.

Retail advertising revenue in 2009 was $89.6 million, a decrease of $21.9 million, or 19.7%, compared to $111.5 million in 2008. The $17.5 million decrease at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in consumer-driven categories. The most significant decreases were in the furniture and furnishings, dining and entertainment, finance/insurance, home improvement, health services, department stores, small-retailers, automotive, food, business services, real estate, communications and airline and travel categories. The same trends persisted in our community newspapers and shoppers business. The $4.4 million decrease in revenue at our community newspapers and shoppers was primarily due to decreases in automotive and real estate advertising, partially offset by $1.7 million in revenue from publications acquired in Northern Wisconsin and Florida in late 2008.

As a result of the difficult economic environment and the ongoing secular trend of classified advertising transitioning to the internet, our publishing businesses experienced a significant decrease in classified advertising revenue in 2009 compared to 2008. Classified advertising revenue in 2009 was $27.5 million, a decrease of $21.6 million, or 44.0%, compared to $49.1 million in 2008. At our daily newspaper, print and online classified advertising revenue decreased by 48.8% from 2008. Specifically, the employment category decreased $10.8 million, or 64.6%; automotive decreased $5.0 million, or 54.0%; real estate decreased $4.4 million, or 44.0% and other decreased $1.0 million, or 13.0%. The average rate per inch of classified advertising decreased primarily due to the significant decrease in employment classified revenue which, historically, has been at a higher rate than other categories. At our community newspapers and shoppers business, a decrease in automotive, employment and real estate classified advertising revenue was partially offset by an increase in classified advertising revenue from newly acquired publications in Northern Wisconsin and Florida in late 2008 and an increase in legal classified advertising in Florida due to an increase in foreclosure notices.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in 2009 was $6.1 million, or 49.7%, compared to 2008. The decrease was due to a decline in demand for advertising from local dealers and regional dealer associations. Consumers decreased their purchases of new automobiles and, in response, local dealers and regional dealer associations reduced their costs, including advertising costs.

Interactive advertising revenue is reported in the various advertising revenue categories. Total retail and classified interactive advertising revenue at our daily newspaper was $9.5 million in 2009, a decrease of $5.2 million, or 35.6%, compared to $14.7 million in 2008. Interactive classified advertising revenue at the daily newspaper was $4.0 million in 2009, a decrease of $4.8 million, or 54.4%, compared to $8.8 million in 2008. The $4.8 million decrease was primarily due to decreases in automotive classified advertising of $2.8 million, or 80.6%, and employment classified advertising of $2.0 million, or 46.2%. The difficult economic environment negatively impacted automotive and employment online advertising revenue. In 2009, revenue from automotive online classified advertising at our daily newspaper decreased by 80.6% primarily due to the transition to a new franchise relationship with CarSoup.com.

National advertising revenue in 2009 was $4.9 million, a decrease of $2.7 million, or 35.1%, compared to $7.6 million in 2008. The decrease was primarily due to a decrease in ROP and preprint advertising in the business services, airline and travel, small-retailers and food categories, which are predominantly consumer-driven.

Circulation revenue accounted for 27.4% of total publishing revenue in 2009 compared to 21.4% in 2008. The increase as a percentage of total revenue is due to the decrease in advertising revenue, the overall decline in total revenue and the increase in circulation revenue. Circulation revenue of $53.1 million in 2009 increased $1.3 million, or 2.5%, compared to $51.8 million in 2008. At our daily newspaper, circulation revenue increased due to an increase in daily single copy revenue, following a price increase to 75 cents per daily paper in the Milwaukee-metro market in January 2009, a change from wholesale rates to retail rates and a price increase in home delivery rates in June 2009. Circulation average rates for the daily and Sunday editions increased on the strength of pricing gains that more than offset a decrease in the number of copies sold. At our community newspapers and shoppers business, circulation revenue increased due to the publications acquired in Northern Wisconsin in late 2008.

Other revenue, which consists of revenue from promotional and commercial distribution and commercial printing revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 9.5% of total publishing revenue in 2009 compared to 7.7% in 2008. The increase as a percentage of total revenue was due to the decrease in advertising revenue and the overall decline in total revenue. Other revenue was $18.5 million in 2009, a decrease of $0.1 million, or 0.7%, compared to $18.6 million in 2008. The $0.3 million increase at our daily newspaper was primarily due to an increase in commercial distribution revenue due to additional routes for USA Today and promotion revenue partially offset by a decrease in commercial and brokered printing revenue due to volume declines as certain customers reduced page counts and number of copies and the loss of certain customers. The $0.4 million decrease at our community newspapers and shoppers was due to the loss of certain commercial printing customers.

In September 2009, our daily newspaper signed a three-year commercial printing contract to print all of the Pioneer Press Publications, which consist of 39 weekly newspapers serving Northeastern Illinois communities. The Pioneer Press Publications are owned by Sun Times Media Group, and we printed approximately 112,000 weekly copies. In July 2009, our daily newspaper signed a commercial printing contract with The Kenosha News, a seven-day newspaper located north of the Illinois and Wisconsin border. This is the first newspaper that has completely outsourced all of its printing and packaging to our production plant. Our daily newspaper printed approximately 26,000 daily and 29,000 Sunday copies, plus weekly and community products.

Publishing operating earnings were $13.8 million in 2009, an increase of $11.5 million, or 494.1%, compared to $2.3 million in 2008, which included a non-cash goodwill impairment charge of $16.7 million. In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms. Total expenses decreased $59.3 million, or 24.7%, in 2009 compared to 2008 primarily due to a decrease of $23.3 million in payroll-related costs and the non-cash goodwill impairment charge of $16.7 million in 2008. The charges for workforce reductions were $5.4 million and $4.6 million in 2009 and 2008, respectively. Since the end of 2007, our full-time and part-time employee count for our publishing businesses has decreased by approximately 30.0%. Excluding payroll-related costs, operating costs and expenses decreased $16.0 million in 2009 compared to 2008, the most significant of which was newsprint and paper costs, online fees and costs related to the TMC product, which was transitioned from mail delivery to carrier delivery, and the direct mail advertising product at our daily newspaper. Total newsprint and paper costs for our publishing businesses in 2009 were $17.3 million, a decrease of $8.8 million, or 33.7%, compared to $26.1 million in 2008 due to a 23.1% decrease in newsprint consumption and a 16.0% decrease in average newsprint pricing per metric ton. Consumption of metric tonnes of newsprint in 2009 decreased primarily due to decreases in ROP advertising and editorial pages, average net paid circulation and waste. Online fees at our daily newspaper decreased by $1.6 million in 2009 compared to 2008 primarily due to the daily newspaper’s transition to a new franchise relationship with CarSoup.com and due to the decrease in interactive employment classified advertising. Legal fees decreased by $0.7 million in 2009 compared to 2008 primarily due to a $0.4 million contract termination charge in 2008. Partially offsetting the expense decreases, the daily newspaper increased its sales and use tax reserve by $0.9 million in 2009.

Broadcasting

Revenue from broadcasting in 2009 was $171.5 million, a decrease of $38.4 million, or 18.3%, compared to $209.9 million in 2008. Operating earnings from broadcasting in 2009 was $3.1 million, which includes a $20.1 million non-cash broadcast license impairment charge and a $2.2 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas. This compared to an operating loss of $319.6 million in 2008, which includes a $229.2 million non-cash goodwill impairment charge and a $129.2 million non-cash broadcast license impairment charge.

The following table presents our broadcasting revenue, non-cash goodwill and broadcast license impairment and operating earnings (loss) for 2009 and 2008:

	2009				2008				Percent Change
	Television	Radio	Goodwill Impairment	Total	Television	Radio	Goodwill Impairment	Total
	(dollars in millions)
Revenue	$105.4	$66.1		$171.5	$130.6	$79.3		$209.9	(18.3)

Broadcast license impairment	$16.0	$4.1		$20.1	$77.9	$51.3		$129.2	NA

Operating earnings (loss)	$(7.6)	$10.7	$—	$3.1	$(58.8)	$(31.6)	$(229.2)	$(319.6)	NA

Revenue from our television stations in 2009 was $105.4 million, a decrease of $25.2 million, or 19.3%, compared to $130.6 million in 2008. The revenue decrease was experienced across all of our television markets, partially offset by incremental revenue of $3.0 million from the 2008 acquisitions of KPSE-TV in Palm Springs, California and KWBA-TV in Sierra Vista, Arizona (Tucson market) and the acquisition of KNIN-TV in Boise, Idaho in 2009. Compared to 2008, local advertising revenue decreased $9.9 million, or 11.5%; political and issue advertising revenue decreased $9.3 million, or 80.0%; national advertising revenue decreased $6.6 million or 23.6%; and Olympic advertising revenue decreased $2.3 million, or 100.0% due to the broadcast of the 2008 Summer Olympics on our NBC affiliates in 2008. In 2009, which is generally considered a non-election year, we recorded higher than expected political and issue advertising revenue due to the national debate on health care reform. Television advertising revenue and rates in even-numbered years tyicpally benefit from political and issue and advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

The difficult economic environment negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category— automotive, which represented 14.2% of television advertising revenue in 2009 compared to 20.1% in 2008. Automotive advertising revenue decreased $11.2 million in 2009 compared to 2008 as the automobile industry is experiencing an unprecedented decrease in automotive sales. The lack of automotive advertising had a negative impact on the average unit rate we charge our advertisers. National automotive revenue is heavily placed in prime time, which helps drive average unit rates among other advertisers. When that placement doesn’t occur in prime time, it negatively affects demand and does not allow us the opportunity to increase the rates we can charge our advertisers even when the sell-out levels are high. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included furniture and electronics, communications, medical, restaurants, home improvement, retail, entertainment, travel, professional services, home products and beverages. In an effort to overcome the decrease in automotive and other consumer-driven advertising revenue, our television stations sold non-traditional advertising programs. While revenue from non-traditional advertising programs decreased $0.2 million in 2009 compared to 2008, it increased as a percentage of total revenue from our television stations to 14.0%, up from 11.5%. Interactive revenue was $1.4 million in 2009, a decrease of $0.3 million, or 17.7%, compared to $1.7 million in 2008. Revenue from non-traditional advertising programs and interactive revenue is reported in local advertising revenue. Partially offsetting the revenue decreases was an increase in retransmission revenue and local revenue in the supermarkets, financial and media categories. Retransmission revenue increased $2.9 million in 2009 to $4.4 million, compared to $1.5 million in 2008. We finalized retransmission contracts covering virtually all of the subscribers in our markets.

Operating loss from our television stations in 2009 was $7.6 million compared to $58.8 million in 2008. The decrease in the operating loss was primarily due to the decrease in the non-cash broadcast license impairment in 2009 compared to 2008 and a decrease in expenses partially offset by the impact from the decrease in advertising revenue. Total television expenses in 2009 were $113.0 million, a decrease of $76.4 million compared to $189.4 million in 2008. The decrease in total television expenses was primarily due to a decrease of $61.9 million in non-cash broadcast license impairment charges, a decrease of $8.9 million in payroll-related costs, a decrease in agency commissions, a decrease in advertising and promotion expenses, a decrease in syndicated programming expenses, a decrease in bad debt expense, a decrease in travel and entertainment and a decrease in news services. Partially offsetting these expense decreases was $1.5 million in incremental expenses from television stations acquired in 2008 and 2009, an increase of $0.4 million in legal fees and an increase of $0.2 million in cable retransmission costs.

Revenue from our radio stations in 2009 was $66.1 million, a decrease of $13.2 million, or 16.7%, compared to 79.3 million in 2008. The revenue decrease was experienced across all of our radio markets. Compared to 2008, local advertising revenue decreased $10.9 million, or 15.8%, national advertising revenue decreased $1.5 million, or 23.3% and political and issue advertising revenue decreased $0.8 million, or 68.7%. The difficult economic environment negatively impacted our advertising revenue across most categories, the most significant being our largest revenue category—automotive, which represented 13.0% of radio advertising revenue in 2009 compared to 15.9% in 2008. Automotive advertising revenue decreased $4.0 million in 2009 compared to 2008 as the domestic automobile industry is experiencing an unprecedented decrease in automotive sales. The other consumer-driven categories that felt the impact of the economic recession and caused revenue decreases included communications, home improvement, medical, restaurants, media, entertainment, restaurants, furniture and electronics, retail, hotel and gambling, education and recreation. Revenue from non-traditional advertising programs increased $0.2 million in 2009 compared to 2008 and it increased as a percentage of total revenue from our radio stations to 19.3%, up from 15.9%. Interactive revenue was $1.7 million in 2009, a decrease of $0.2 million, or 7.9%, compared to $1.9 million in 2008. Revenue from non-traditional advertising programs and interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in 2009 were $10.7 million compared to an operating loss of $31.6 million in 2008. The increase in operating earnings was primarily due to the decrease in the non-cash broadcast license impairment in 2009 compared to 2008 and a decrease in expenses partially offset by the impact from the decrease in advertising revenue. Total radio expenses in 2009 were $55.4 million, a decrease of $55.5 million compared to $110.9 million in 2008. The decrease in total radio expenses was primarily due to a decrease of $47.2 million in non-cash broadcast license impairment charges, a decrease of $5.0 million in payroll-related costs, a $2.2 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas that was destroyed in an ice storm, a decrease in advertising and promotion expenses, a decrease in professional services and a decrease in agency commissions. Partially offsetting these expense decreases was an increase in sports rights fees and an increase in bad debt expense.

Corporate

Revenue and expense eliminations in 2009 and 2008 were $0.2 million. The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance. The unallocated expenses were $7.3 million in 2009 compared to $8.3 million in 2008. This decrease was primarily due to cost reduction initiatives.

Other Income and Expense and Taxes

Interest income was insignificant in 2009 and 2008. Interest expense was $2.8 million in 2009 compared to $8.2 million in 2008. The decrease was due to a decrease in both the average borrowings during the year and the interest rate on our borrowings. Amortization of deferred financing costs was $0.3 million in 2009 and 2008.

Our effective tax rate was 28.2% in 2009 compared to an effective tax benefit rate of 32.1% in 2008. In 2009, the effective tax rate was impacted by the a settlement with the WDR and a favorable adjustment to our income tax reserve due to the expiration of certain statute of limitations. The settlement with the WDR had a $1.2 million impact on our effective tax rate in 2009. Additionally, in connection with the settlement with the WDR, we received an $8.7 million refund in 2009 from the deposit we made in 2007.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.6 million in 2009 compared to a gain from discontinued operations, net of income tax expense, of $2.3 million in 2009. Income tax benefit was $0.5 million in 2009 compared to income tax expense of $1.0 million in 2008.

Revenue from PrimeNet in 2009 was $20.1 million compared to $28.4 million in 2008. We recorded a $1.3 million net loss from operations in 2009 compared to a $0.6 million net loss from its operations in 2008. Revenue from IPC in 2009 was $48.2 million compared to $65.2 million in 2008. We recorded a $0.7 million net gain from operations in 2009 compared to a $2.5 million net gain from its operations in 2008. In 2008, we recorded a gain on discontinued operations of $0.4 million for a reduction in the reserve related to a settlement between the Environmental Protection Agency and NorthStar Print Group, Inc.

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

Earnings (Loss) per Share for Class A and B Common Stock

In 2009, basic and diluted net earnings per share of class A and B common stock were $0.05 for each. This compared to net loss per share of $4.36 for each in 2008. Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.06 for each in 2009. Basic and diluted loss per share from continuing operations was $4.40 for each in 2008. Basic and diluted loss per share from discontinued operations were $0.01 for each in 2009 compared to net earnings of $0.04 for each in 2008.

Liquidity and Capital Resources

Our cash balance was $2.1 million as of December 26, 2010. We believe our expected cash flows from operations and borrowings available under our credit facility, of $217.7 million as of December 26, 2010, will meet our needs for the short-and long-term. During 2009 and 2010, we collectively reduced our notes payable to banks by $140.5 million. We expect to continue to pay down our notes payable to banks, selectively invest resources in digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility). In connection with this amendment, certain lenders reduced their commitments to $225.0 million and extended the expiration date to December 2, 2013 (extending lenders). The remaining lenders, with commitments that remain unchanged at $74.0 million, did not extend the original maturity date of June 2, 2011 (non-extending lenders). Since August 13, 2010, there has been no outstanding principal amount of revolving loans drawn under the commitments maturing on June 2, 2011. The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends. At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100.0 million. The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage. Our borrowings from non-extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 26, 2010 and December 27, 2009, we had borrowings of $74.6 million and $151.4 million, respectively, under our credit facility at a weighted average rate of 3.06% and 1.00%, respectively. Cash provided by operating activities and the proceeds from the sale of IPC were used primarily to decrease our borrowings during 2010.

Fees in connection with the secured credit facility of $3.3 million and the unamortized deferred financing costs from the unsecured revolving credit facility of $0.2 million are being amortized over the term of the secured credit facility using the effective interest method. Unamortized deferred financing costs related to the non-extending lenders are being amortized over the remaining term of the unsecured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at December 26, 2010 to be $72.5 million, based on discounted cash flows using an interest rate of 4.05%. We estimated the fair value of our unsecured revolving facility at December 27, 2009 to be $143.7 million, based on discounted cash flows using an interest rate of 4.47%. These fair value measurements fall within level 3 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•

A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges. As of December 26, 2010, our consolidated funded debt ratio was 0.89-to-1. Our current maximum borrowing capacity was $292.3 million. As of December 26, 2010, we are able to borrow an additional $217.7 million under our secured credit facility. Our future borrowing capacity is subject to change due to the changes in our future operating results.

•

A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense. As of December 26, 2010, our interest coverage ratio was 24.84-to-1.

Given the uncertain economic environment, one or more of the lenders in our secured credit facility syndicate could fail or be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses.

We have $2.5 million of standby letters of credit for business insurance purposes.

During 2009, we undertook several actions, along with our workforce reduction initiatives, in order to offset decreases in revenue and to help maintain financial flexibility in the difficult economic environment. In February 2009, we suspended our matching contribution to our 401(k) plan through 2010. In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the annual employer contribution for all active employees and an amendment to our pension plans to suspend benefit accruals for 18 months beginning July 1, 2009. In April 2009, a 6% employee-wage reduction program was initiated for most full-time employees for the remainder of 2009. We maintained the broad-based reduced compensation levels during 2010; however, we provided a one-time cash bonus totaling $1.5 million in the third quarter of 2010 for the employees affected by the 2009 wage reduction programs and who do not participate in our annual management incentive plan.

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals. We also permanently suspended the unfunded non-qualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service. For employees not covered by the qualified defined benefit pension plan, the 401(k) plan was also amended on October 12, 2010. The annual employer contribution will no longer be a component of the 401(k) plan effective January 1, 2011. In addition, effective January 1, 2011, the current matching contribution to our 401(k) plan has been enhanced. Prior to the suspension in February 2009, we contributed $0.50 for each dollar contributed by the 401(k) participant, up to 5% of their eligible wages for a maximum match of 2.5% of eligible wages as defined by the 401(k) plan. Starting January 1, 2011, we began contributing $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages for a maximum match of 3.5% of eligible wages as defined by the 401(k) plan.

In 2009 and 2010, we made significant progress to align our costs with the changing nature of our businesses and the decrease in revenue. Our liability for separation benefits of $1.4 million as of December 26, 2010 will be paid during the next two years. The ongoing costs associated with workforce reductions during the year ended December 26, 2010 and December 27, 2009 were as follows:

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 26, 2010
		(dollars in millions)
Publishing
Daily newspaper	$1.5	$1.7	$(1.8)	$1.4
Community newspapers and shoppers	—	0.1	(0.1)	—

Total publishing	1.5	1.8	(1.9)	1.4
Broadcasting	0.2	0.4	(0.6)	—

Total	$1.7	$2.2	$(2.5)	$1.4

	Balance at December 28, 2008	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 27, 2009
		(dollars in millions)
Publishing
Daily newspaper	$0.6	$5.2	$(4.3)	$1.5
Community newspapers and shoppers	—	0.2	(0.2)	—

Total publishing	0.6	5.4	(4.5)	1.5
Broadcasting	—	0.3	(0.1)	0.2

Total	$0.6	$5.7	$(4.6)	$1.7

Dividends

Our board of directors made a decision to reduce our first quarter 2009 dividend on our class A and class B shares to $0.02 per share from $0.08 per shares in each quarter of 2008. The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009. In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment at the time. Our board of directors also suspended the payment of the cumulative dividend on our class C shares. The accumulated class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares. As of February 8, 2011, we had $3.7 million accrued for class C dividends. Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Acquisition and Sale

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

Cash Flow

Continuing Operations

During 2010 and 2009, we primarily used our cash to reduce our notes payable to banks. We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.

Cash provided by operating activities was $71.4 million in 2010 compared to $68.6 million in 2009. The increase was primarily due to an increase in earnings from continuing operations partially offset by income tax refunds received in 2009 of $13.6 million, which included an $8.7 million refund of an income and franchise tax audit payment due to a settlement with the Wisconsin Department of Revenue in 2009.

Cash provided by investing activities was $6.2 million in 2010 compared to cash used for investing activities of $11.6 million in 2009. Capital expenditures were $9.4 million in 2010 compared to $7.7 million in 2009. Our capital expenditures at our daily newspaper in 2010 related primarily to production equipment and building improvements. In our broadcasting segment, our capital expenditures in 2010 primarily related to various technology upgrades and completing a replacement of a tower that was destroyed in an ice storm in 2009. In 2009, we received $2.0 million in insurance proceeds for our tower that was destroyed in an ice storm, and in 2010, we received an additional $0.7 million for such tower. We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives. In 2011, our capital expenditures are expected to increase compared to our capital expenditures in 2010 primarily for high definition equipment and building upgrades. In 2010, we received $14.0 million in proceeds from the sale of IPC and we currently expect to receive $0.2 million in proceeds from the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet. During 2009, we acquired KNIN-TV in Boise, Idaho for $6.6 million and we received $0.5 million for the sale of KGEM-AM and KCID-AM.

Cash used for financing activities was $79.7 million in 2010 compared to $65.1 million in 2009. Borrowings under our credit facility in 2010 were $89.0 million and we made payments of $165.8 million, reflecting a $76.8 million decrease in our notes payable to banks compared to borrowings of $131.7 million and payments of $195.4 million in 2009 for a decrease in our notes payable to banks of $63.7 million. In 2010, we paid $3.3 million in financing costs to amend and extend our credit agreement. We did not pay cash dividends in 2010 while we paid $1.5 million in cash dividends in 2009.

Discontinued Operations

Cash provided by discontinued operations was $0.9 million in 2010 compared to $7.5 million 2009. The decrease was due to a decrease in cash generated from working capital.

Contractual Obligations

Our contractual obligations as of December 26, 2010 are summarized below.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual obligations
Long-term notes payable to banks(1)	$81.3	$2.3	$79.0	$—	$—
Pension and other postretirement benefits(2)	36.4	1.8	12.4	11.9	10.3
Syndicated programs	25.0	13.6	10.9	0.5	—
Purchase commitments	16.9	5.3	9.5	2.1	—
Operating leases	10.0	2.9	3.4	1.6	2.1
Other liabilities(3)	9.1	3.1	1.8	0.5	3.7

Total	$178.7	$29.0	$117.0	$16.6	$16.1

(1)	Includes the associated interest calculated on our outstanding borrowings of $74.6 million as of December 26, 2010 at a weighted average rate of 3.06%.
(2)	For the pension and other postretirement benefits, payments included in the table have been actuarially estimated over a ten-year period. These payments are expected to be funded directly from company assets through 2020. While benefit payments under these benefit plans are expected to continue beyond 2020, we believe that an estimate beyond this period is unreasonable.
(3)	Includes accrued dividends payable on class C common stock of $3.2 million, which we currently estimate will be paid in more than five years.

Our secured credit facility with extending lenders expires on December 2, 2013. The commitments of the non-extending lenders expire on June 2, 2011. Since August 13, 2010, there has been no outstanding principal amount of revolving loans drawn under the commitments maturing on June 2, 2011.

Based on actuarial estimates, we expect to make contributions of $16.7 million to the qualified pension plan over a ten-year period. If actual results differ from the estimates used, the amount of contributions to the qualified pension plan would likely change. As of December 26, 2010, we expect to make payments over a ten-year period for the non-qualified pension plan and other postretirement benefit plan of $5.8 million and $13.9 million, respectively.

Syndicated programs consists of programs available for broadcast, as recorded in our consolidated balance sheet, and programs we are committed to purchase that currently are not available for broadcast, including programs not yet produced. Over the next five years, we are committed to purchase and provide advertising time in the amount of $11.2 million for television program rights.

We have several purchase commitments as of December 26, 2010. We have purchase commitments at our broadcasting business related to audience research services for $11.1 million, license fees and maintenance for an order entry and billing system for $4.4 million, weather media services for $0.9 million, telephone and data equipment for $0.2 million, a sales application and inventory system for $0.2 million, and a digital media application for $0.1 million.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

Other liabilities consist primarily of obligations for severance, unrecognized tax benefits, accrued dividends payable on our class C common stock, capital leases, deferred compensation, a multi-employer pension withdrawal liability and an amount due to Walsworth per the IPC sale agreement.

As of December 26, 2010, our expected payment for significant contractual obligations includes approximately $1.2 million for our liability for unrecognized tax benefits and related interest income/expense and penalties. We have estimated that our liability for unrecognized tax benefits will be settled as follows: $0.6 million will occur in less than one year and $0.6 million will occur in one to three years.

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

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, property and equipment, intangible assets, income taxes, litigation, and pension and other postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We do not believe our past results have differed materially from these estimates; however, we cannot predict how actual results may differ from these estimates in the future.

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

Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements. An evaluation of impairment of our property and equipment and definite-lived intangibles was performed in 2010. A decision was made to consolidate the radio and television operations in Omaha, Nebraska and sell one of the buildings. Accordingly, we recorded a charge of $1.8 million for the impairment of property at our broadcasting business. The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales. Changes in our assumptions could require us to recognize a loss for asset impairment in the future.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses accounted for 21.2% and 19.2% of total assets as of December 26, 2010 and December 27, 2009, respectively. The interim and annual impairment tests for goodwill and broadcast licenses in accordance with the FASB’s guidance for goodwill and intangible assets require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment. A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component. Components may be combined into one reporting unit when they have similar economic characteristics. We have three reporting units and we have allocated goodwill to two of them as of September 27, 2010, the date of our annual impairment test.

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

We based our fair value estimates, in large measure, on projected financial information, which are unobservable level 3 inputs per the FASB’s fair value hierarchy and which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and our reporting units requires inputs and assumptions (i.e. market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. If expected cash flows of our community newspapers and shoppers reporting unit continues to deteriorate and management concludes expected cash flows will not improve within a reasonable period of time, we may be required to recognize a goodwill impairment charge in future periods, which could have an adverse impact on our financial condition and results of operations.

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

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns. We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters. As of December 26, 2010 and December 27, 2009, our liabilities for unrecognized tax benefits and related interest and penalties were $1.2 million and $1.4 million, respectively.

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

There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate—used to arrive at the net present value of the obligations and expense;

•	the return on assets—used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases—used to calculate the impact future pay increases will have on pension obligations; and

•	the employee turnover statistics—used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2010 and 2009 are:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rate for expense	5.70/4.70%	6.50%	5.50%	6.15%
Discount rate for obligations	5.35	5.70	4.95	5.50
Rate of compensation increases for expense	4.80	4.80	—	—
Rate of compensation increases for obligations	—	4.80	—	—
Expected return on plan assets	8.50/8.25%	8.50	—	—

For our pension plans, as of December 26, 2010, a one percent increase or decrease in the discount rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2010	$(1.4)	$1.7
Effect on pension benefit obligation as of December 26, 2010	(16.2)	18.9

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

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2010	less than $0.1	less than $(0.1)
Effect on postretirement benefit obligation as of December 26, 2010	$0.2	$(0.2)

New Accounting Standards

In December 2010, the FASB issued amended guidance for goodwill. The guidance requires entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. We will adopt this guidance in the first quarter of 2011. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance for business combinations. The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We will adopt this guidance for business combination in the first quarter of 2011. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In July 2010, the FASB issued amended guidance for receivables. The guidance requires new disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance for disclosures as of the end of a reporting period is effective for interim and annual periods ending on or after December 15, 2010. We have adopted this guidance for our financing receivables as of December 26, 2010. The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We will adopt this guidance for activity that occurs for our financing receivables in the first quarter of 2011. We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

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

In 2009, the FASB issued amended guidance for consolidating variable interest entities (VIEs). The guidance amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amended guidance also requires additional disclosures about a reporting entity’s involvement in VIEs. We adopted this guidance in the first quarter of 2010. The impact of this guidance has resulted in the consolidation of an unrelated party, ACE TV, Inc. The guidance was applied retrospectively with a cumulative-effect adjustment to noncontrolling interest as of the beginning of fiscal year 2010. See Note 8, “Variable Interest Entity,” to our consolidated financial statements.

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. This new guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables, based on their relative selling price. The guidance also establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. We will adopt this guidance in the first quarter of 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our unsecured revolving credit facility, and in prices for newsprint. Changes in these factors could cause fluctuations in our net earnings and cash flows. Interest rates on our long-term notes payable to banks are variable. Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage. Our borrowings from non-extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. Average interest rates on borrowings under our revolving credit facility ranged from 1.00% at the beginning of 2010 to 3.06% at the end of 2010. If interest rates had been 100 basis points higher, our annual interest expense would have increased $1.2 million, assuming comparable borrowing levels. We have not entered into derivative instruments to manage our exposure to interest rate risk.

Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $613.38 in 2010. Based on the consumption of newsprint in 2010 for our publishing businesses, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.3 million. We have not entered into derivative instruments to manage our exposure to newsprint price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 26, 2010 and December 27, 2009

(in thousands, except per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,056	$3,369
Investments of variable interest entity	500	—
Receivables, net	55,309	57,773
Inventories, net	1,035	1,181
Prepaid expenses	3,961	3,411
Syndicated programs	7,361	7,983
Deferred income taxes	4,809	4,899
Assets of discontinued operations	—	15,030

TOTAL CURRENT ASSETS	75,031	93,646
Property and equipment:
Land and land improvements	34,758	35,046
Buildings and building improvements	127,459	132,590
Equipment	243,359	250,071
Construction in progress	2,969	3,390

	408,545	421,097
Less accumulated depreciation	228,820	225,448

Net property and equipment	179,725	195,649
Syndicated programs	3,083	3,285
Goodwill	9,098	9,098
Broadcast licenses	82,426	81,762
Other intangible assets, net	22,988	24,976
Deferred income taxes	54,077	63,368
Other assets	5,342	1,403

TOTAL ASSETS	$431,770	$473,187

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,895	$21,108
Accrued compensation	13,703	13,564
Accrued employee benefits	5,087	5,642
Deferred revenue	13,899	15,353
Syndicated programs	8,685	9,944
Accrued income taxes	7,332	1,884
Other current liabilities	6,493	5,553
Current portion of long-term liabilities	561	440
Liabilities of discontinued operations	—	4,151

TOTAL CURRENT LIABILITIES	78,655	77,639
Accrued employee benefits	58,534	63,268
Syndicated programs	5,114	6,250
Long-term notes payable to banks	74,570	151,375
Other long-term liabilities	5,970	3,580
Commitments and contingencies (see Note 5)
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares, no shares outstanding at December 26, 2010 and December 27, 2009	—	—
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 26, 2010 and December 27, 2009	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 8,594,541.684 shares at December 26, 2010 and 9,642,293 shares at December 27, 2009	165	174
Class A – authorized 170,000,000 shares; issued and outstanding: 43,196,321 shares at December 26, 2010 and 41,783,044 shares at December 27, 2009	432	418
Additional paid-in capital	260,376	258,413
Accumulated other comprehensive loss	(32,295)	(34,487)
Retained earnings	87,767	55,239
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)

Total Journal Communications, Inc. shareholders’ equity	207,763	171,075
Noncontrolling interest of variable interest entity	1,164	—

TOTAL EQUITY	208,927	171,075

TOTAL LIABILITIES AND EQUITY	$431,770	$473,187

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 26, 2010, December 27, 2009 and December 28, 2008

(in thousands, except per share amounts)

	2010	2009	2008
Continuing operations:
Revenue:
Publishing	$182,799	$194,196	$241,972
Broadcasting	194,365	171,491	209,914
Corporate eliminations	(405)	(153)	(173)

Total revenue	376,759	365,534	451,713
Operating costs and expenses:
Publishing	117,074	129,747	155,653
Broadcasting	91,018	92,899	104,586
Corporate eliminations	(405)	(188)	(267)

Total operating costs and expenses	207,687	222,458	259,972
Selling and administrative expenses	116,048	113,305	142,275
Goodwill and broadcast license impairment	—	20,133	375,086

Total operating costs and expenses, selling and administrative expenses and goodwill and broadcast license impairment	323,735	355,896	777,333

Operating earnings (loss)	53,024	9,638	(325,620)
Other income and expense:
Interest income	81	23	2
Interest expense	(3,362)	(2,826)	(8,167)

Total other income and expense	(3,281)	(2,803)	(8,165)

Earnings (loss) from continuing operations before income taxes	49,743	6,835	(333,785)
Provision (benefit) for income taxes	19,065	1,927	(107,036)

Earnings (loss) from continuing operations	30,678	4,908	(226,749)
Earnings (loss) from discontinued operations, net of applicable income tax expense (benefit) of $2,320, ($527) and $996, respectively	3,703	(601)	2,346

Net earnings (loss)	$34,381	$4,307	$(224,403)

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$0.52	$0.06	$(4.40)
Discontinued operations	0.07	(0.01)	0.04

Net earnings (loss)	$0.59	$0.05	$(4.36)

Diluted – Class A and B common stock:
Continuing operations	$0.52	$0.06	$(4.40)
Discontinued operations	0.07	(0.01)	0.04

Net earnings (loss)	$0.59	$0.05	$(4.36)

Basic and diluted – Class C common stock:
Continuing operations	$1.09	$0.61	$0.57
Discontinued operations	0.07	(0.01)	0.04

Net earnings	$1.16	$0.60	$0.61

See accompanying notes

Journal Communications, Inc.

Consolidated Statements of Equity

Years Ended December 26, 2010, December 27, 2009 and December 28, 2008

(in thousands, except per share amounts)

	Preferred Stock	Common Stock			Additional Paid-in-Capital
		Class C	Class B	Class A
Balance at December 30, 2007	$—	$33	$201	$454	$295,017
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
Comprehensive income (loss):
Net earnings
Other comprehensive loss, net:
Change in pension and postretirement
(net of deferred tax benefit of $91)

Comprehensive income

Dividends declared:
Class C ($0.57 per share)
Class B ($0.02 per share)
Class A ($0.02 per share)
Issuance of shares:
Conversion of class B to class A			(12)	12
Stock grants			1		127
Employee stock purchase plan			2		368
Shares withheld from employees for tax withholding					(20)
Stock-based compensation					1,222

Balance at December 27, 2009	—	33	174	418	258,413
Comprehensive income:
Net earnings
Other comprehensive income, net:
Change in pension and postretirement
(net of deferred tax of $1,511)

Comprehensive income

Class C dividends declared ($0.57 per share)
Issuance of shares:
Conversion of class B to class A			(14)	14
Stock grants			5		576
Employee stock purchase plan			1		301
Shares withheld from employees for tax withholding			(1)		(549)
Stock-based compensation					1,211
Consolidation of variable interest entity
Reversal of reserve for unrecognized tax benefits					113
Income tax benefits from vesting of non-vested restricted stock					311

Balance at December 26, 2010	$—	$33	$165	$432	$260,376

Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Treasury Stock, at cost	Total	Comprehensive Income (loss)

$(615)	$301,187	$—	$(108,715)	$487,562

	(224,403)			(224,403)	$(224,403)

(33,740)				(33,740)	(33,740)

					$(258,143)

	(1,854)			(1,854)
	(3,376)			(3,376)
	(13,297)			(13,297)

				—
				382
				585
	(4,471)			(44,875)
				(102)
	8			1,180

(34,355)	53,794	—	(108,715)	168,062

	4,307			4,307	$4,307

(132)				(132)	(132)

					$4,175

	(1,854)			(1,854)
	(200)			(200)
	(812)			(812)

				—
				128
				370
				(20)
	4			1,226

(34,487)	55,239	—	(108,715)	171,075

	34,381			34,381	$34,381

2,192				2,192	2,192

					$36,573

	(1,854)			(1,854)

				—
				581
				302
				(550)
	1			1,212
		1,164		1,164
				113
				311

$(32,295)	$87,767	$1,164	$(108,715)	$208,927

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 26, 2010, December 27, 2009 and December 28, 2008

(in thousands)

	2010	2009	2008
Cash flow from operating activities:
Net earnings (loss)	$34,381	$4,307	$(224,403)
Less earnings (loss) from discontinued operations	3,703	(601)	2,346

Earnings (loss) from continuing operations	30,678	4,908	(226,749)
Adjustments for non-cash items:
Depreciation	22,697	23,984	24,918
Amortization	1,932	1,975	1,776
Provision for doubtful accounts	545	1,838	2,217
Deferred income taxes	8,604	1,593	(107,376)
Non-cash stock-based compensation	1,657	1,293	1,546
Curtailment gains for defined benefit pension plans	(1,109)	(492)	—
Net (gain) loss from disposal of assets	86	(2,522)	134
Impairment of goodwill and broadcast licenses	—	20,133	375,086
Impairment of long-lived assets	1,802	698	—
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	2,172	10,575	4,005
Inventories	146	676	495
Accounts payable	1,361	167	(1,203)
Other assets and liabilities	1,248	4,287	(5,315)

NET CASH PROVIDED BY OPERATING ACTIVITIES	71,819	69,113	69,534

Cash flow from investing activities:
Capital expenditures for property and equipment	(9,391)	(7,680)	(20,805)
Proceeds from sales of assets	793	183	46
Insurance proceeds for tower collapse and replacement	728	1,950	—
Proceeds from sale of businesses	14,044	501	—
Acquisition of business	—	(6,593)	(25,284)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	6,174	(11,639)	(46,043)

Cash flow from financing activities:
Financing costs for long-term notes payable to banks	(3,338)	—	—
Proceeds from long-term notes payable to banks	88,983	131,685	209,497
Payments of long-term notes payable to banks	(165,788)	(195,400)	(173,292)
Principal payments under capital lease obligations	(319)	(289)	(363)
Proceeds from issuance of common stock, net	272	333	527
Income tax benefits from vesting of non-vested restricted stock	451	—	—
Redemption of common stock, net	—	—	(44,875)
Cash dividends	—	(1,476)	(18,527)

NET CASH USED FOR FINANCING ACTIVITIES	(79,739)	(65,147)	(27,033)

Cash flow from discontinued operations:
Net operating activities	1,069	7,819	2,699
Net investing activities	(636)	(817)	(1,373)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	433	7,002	1,326

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,313)	(671)	(2,216)
Cash and cash equivalents:
Beginning of year	3,369	4,040	6,256

End of year	$2,056	$3,369	$4,040

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$8,110	$198	$4,883

Cash paid for interest	$2,088	$2,167	$7,596

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—We report on a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years the fourth quarterly reporting period will be fourteen weeks.

The consolidated financial statements include the accounts of Journal Communications, Inc., its wholly owned subsidiaries and, at December 26, 2010, a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated.

The operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, and IPC Print Services, Inc. (IPC), our former printing services business, have been reflected as discontinued operations in our consolidated financial statements for all periods presented.

Revisions—Certain expenses for the years ended December 27, 2009 and December 28, 2008 have been revised to conform to the current year presentation. The revisions in 2009 and 2008 relate to circulation delivery-type costs for our publishing business that were previously reported in selling and administrative expenses and are now correctly classified in operating costs and expenses. These amounts are immaterial to all periods presented.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition—Our principal sources of revenue are the sale of airtime on television and radio stations, the sale of advertising in newspapers and the sale of newspapers to individual subscribers and distributors. In addition, we sell advertising on our newspaper, television and radio websites and derive revenue from other online activities. Advertising revenue is recognized in the publishing and broadcasting businesses when advertisements are published, aired or displayed, or when related advertising services are rendered. Newspaper advertising contracts, which generally have a term of one year or less, may provide rebates or discounts based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates and discounts are recorded as a reduction of revenue in the period the advertisement is displayed. This requires us to make certain estimates regarding future advertising volumes. Estimates are based on various factors including historical experience and advertising sales trends. These estimates are revised as necessary based on actual volumes realized. Circulation revenue is recognized on a pro-rata basis over the term of the newspaper subscription or when the newspaper is delivered to the customer. Amounts we receive from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned more than one year from the balance sheet date is included in other long-term liabilities in the consolidated balance sheets.

Printing revenue from external customers as well as third-party distribution revenue is recognized when the product is delievered in accordance with the customers’ instructions.

We also derive revenues from cable, satellite and telecommunication retransmission of its broadcast programs. Retransmission revenues from cable, satellite and telecommunications are recognized based on average monthly subscriber counts and contractual rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Shipping and handling costs—Shipping and handling costs, including postage, billed to customers are included in revenue and the related costs are included in operating costs and expenses.

Advertising expense—We expense our advertising costs as incurred. Advertising expense totaled $6,692, $2,625 and $4,006 in 2010, 2009, and 2008, respectively.

Interest expense—All interest incurred during the years ended December 26, 2010, December 27, 2009 and December 28, 2008 was expensed.

Income taxes—Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We recognize an uncertain tax position when it is more likely than not to be sustained upon examination by taxing authorities and we measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement.

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued severance and barter programming assets and liabilities approximates fair value as of December 26, 2010 and December 27, 2009.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net—We evaluate the collectability of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 26, 2010 and December 27, 2009 was $3,286 and $3,732, respectively.

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required. Credit losses are provided for in the financial statements and have been within management’s expectations. Given the current economic environment, credit losses may increase in the future.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market. A summary of inventories follows:

December 26 and December 27	2010	2009
Paper and supplies	$1,043	$1,140
Work in process	36	41
Less obsolescence reserve	(44)	—

Inventories, net	$1,035	$1,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets. The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value. Certain of our agreements require us to provide barter advertising time to our distributors. Barter advertising revenue and expense was $4,552, $5,711, and $6,184 in 2010, 2009 and 2008, respectively.

Property and equipment—Property and equipment are recorded at cost. Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	5-20
Other printing presses	10
Other	3-10

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of operations and accumulated depreciation in our consolidated balance sheets. At December 26, 2010 we recorded $1,884 for capital leases in equipment, $1,200 in accumulated depreciation, $340 in current portion of long-term liabilities and $427 in other long-term liabilities in our consolidated balance sheet. At December 27, 2009, we recorded $1,767 for capital leases in equipment, $984 in accumulated depreciation, $300 in current portion of long-term liabilities and $531 in other long-term liabilities in our consolidated balance sheets.

Intangible assets—Indefinite-lived intangible assets, which consist of broadcast licenses and goodwill, are no longer amortized but instead are reviewed for impairment at least annually or more frequently if impairment indicators are present. We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 25 years. The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred. See Note 9, “Goodwill, Broadcast Licenses and Other Intangible Assets,” for additional disclosures on our intangible assets.

Notes receivable—We have a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009. Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014. The note receivable balance at December 26, 2010 and December 27, 2009 was $430 and $450, respectively. During 2010, we received a principal prepayment. This note receivable is reported in other assets in the consolidated balance sheets. In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years. At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively. At December 26, 2010, the notes receivable balances were $624 and $96, respectively. At December 26, 2010, the current portion of the notes receivable balances was $211 and is reported in receivables, net in the consolidated balance sheets. The non-current portion of the notes receivable was $509 and is reported in other assets in the consolidated balance sheets. We believe that we will collect all amounts owed to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Impairment of long-lived assets—Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. We recorded a property impairment loss of $1,802 at our broadcasting segment in 2010 representing the excess of indicated fair value over the carrying value of assets held for sale. Fair value was determined pursuant to a broker’s opinion of value based upon similar assets in an inactive market. This fair value measurement is considered a level 2 measurement under the fair value hierarchy. Equipment and property impairment charges for $123 were reported in our publishing segment in 2009. The charges are reported in selling and administrative expenses in the consolidated statement of operations. There were no impairment losses in 2008.

Earnings per share

Basic

We apply the two-class method for calculating and presenting our basic earnings per share. As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income (loss) from continuing operations (“net earnings (loss)”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid or accrued during the current period.

(b)	The remaining earnings, which may include earnings from discontinued operations (“undistributed earnings”), are allocated to each class of common stock to the extent that each class of stock may share in earnings if all of the earnings for the period were distributed.

(c)	The remaining losses (“undistributed losses”) are allocated to the class A and B common stock. Undistributed losses are not allocated to the class C common stock and non-vested restricted stock because the class C common stock and the non-vested restricted stock are not contractually obligated to share in the losses. Losses from discontinued operations are allocated to class A and B common stock and may be allocated to class C common stock and non-vested restricted stock if there is undistributed earnings after deducting earnings distributed to class C common stock from income from continuing operations.

(d)	The total earnings (loss) allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings (loss) are allocated to determine the earnings (loss) per share for that class of common stock.

(e)	Basic earnings (loss) per share data are presented for class A and B common stock in the aggregate and for class C common stock. The basic earnings (loss) per share for class A and B common stock are the same; hence, these classes are reported together.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

share pursuant to the two-class method. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and are included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material effect on our historically reported earnings per share.

The following table sets forth the computation of basic earnings (loss) per share under the two-class method:

	2010	2009	2008
Numerator for basic earnings (loss) from continuing operations for each class of common stock and non-vested restricted stock:
Earnings (loss) from continuing operations	$30,678	$4,908	$(226,749)
Less dividends declared:
Class A and B	—	1,006	16,665
Class C	1,854	1,854	1,854
Non-vested restricted stock	—	2	—

Total undistributed earnings (loss) from continuing operations	$28,824	$2,046	$(245,268)

Undistributed earnings (loss) from continuing operations:
Class A and B	$26,634	$1,891	$(245,268)
Class C	1,712	123	—
Non-vested restricted stock	478	32	—

Total undistributed earnings (loss) from continuing operations	$28,824	$2,046	$(245,268)

Numerator for basic earnings (loss) from continuing operations per class A and B common stock:
Dividends on class A and B	$—	$1,006	$16,665
Class A and B undistributed earnings (loss)	26,634	1,891	(245,268)

Numerator for basic earnings (loss) from continuing operations per class A and B common stock	$26,634	$2,897	$(228,603)

Numerator for basic earnings from continuing operations per class C common stock:
Dividends on class C	$1,854	$1,854	$1,854
Class C undistributed earnings	1,712	123	—

Numerator for basic earnings from continuing operations per class C common stock	$3,566	$1,977	$1,854

Denominator for basic earnings (loss) from continuing operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,789	50,400	51,917
Class C	3,264	3,264	3,264

Basic earnings (loss) per share from continuing operations:
Class A and B	$0.52	$0.06	$(4.40)

Class C	$1.09	$0.61	$0.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

	2010	2009	2008
Numerator for basic earnings (loss) from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings (loss) from discontinued operations	$3,703	$(601)	$2,346

Undistributed earnings (loss) from discontinued operations:
Class A and B	$3,422	$(555)	$2,207
Class C	220	(36)	139
Non-vested restricted stock	61	(10)	—

Total undistributed earnings (loss) from discontinued operations	$3,703	$(601)	$2,346

Denominator for basic earnings (loss) from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,789	50,400	51,917
Class C	3,264	3,264	3,264
Basic earnings (loss) per share from discontinued operations:
Class A and B	$0.07	$(0.01)	$0.04

Class C	$0.07	$(0.01)	$0.04

Numerator for basic net earnings (loss) for each class of common stock and non-vested restricted stock:
Net earnings (loss)	$34,381	$4,307	$(224,403)
Less dividends:
Class A and B	$—	$1,006	$16,665
Class C	1,854	1,854	1,854
Non-vested restricted stock	—	2	—

Total undistributed net earnings (loss)	$32,527	$1,445	$(242,922)

Undistributed net earnings (loss):
Class A and B	$30,056	$1,336	$(243,061)
Class C	1,932	87	139
Non-vested restricted stock	539	22	—

Total undistributed net earnings (loss)	$32,527	$1,445	$(242,922)

Numerator for basic net earnings (loss) per class A and B common stock:
Dividends on class A and B	$—	$1,006	$16,665
Class A and B undistributed net earnings (loss)	30,056	1,336	(243,061)

Numerator for basic net earnings (loss) per class A and B common stock	$30,056	$2,342	$(223,396)

Numerator for basic net earnings per class C common stock:
Dividends on class C	$1,854	$1,854	$1,854
Class C undistributed net earnings	1,932	87	139

Numerator for basic net earnings per class C common stock	$3,786	$1,941	$1,993

Denominator for basic net earnings (loss) for each class of common stock:
Weighted average shares outstanding –
Class A and B	50,789	50,400	51,917
Class C	3,264	3,264	3,264
Basic net earnings (loss) per share:
Class A and B	$0.59	$0.05	$(4.36)

Class C	$1.16	$0.60	$0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Diluted

Diluted earnings per share is computed based upon the assumption that class B common stock is issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common stock, and common stock will be outstanding upon expiration of the vesting periods of our non-vested restricted stock. Diluted earnings per share for the years ended December 26, 2010 and December 27, 2009 is computed based upon the assumption that 373 and 437 class B common shares, respectively, are not outstanding upon the expiration of the vesting periods of our non-vested restricted stock. The class C common stock is not converted into class A and B common stock because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	2010	2009	2008
Numerator for diluted earnings (loss) per share:
Dividends on class A and B common stock	$—	$1,006	$16,665
Total undistributed earnings (loss) from continuing operations	26,634	1,891	(245,268)
Total undistributed earnings (loss) from discontinued operations	3,242	(555)	2,207

Net earnings (loss)	$30,056	$2,342	$(226,396)

Denominator for diluted net earnings (loss) per share:
Weighted average shares outstanding	50,789	50,400	51,917

Diluted earnings (loss) per share:
Continuing operations	$0.52	$0.06	$(4.40)
Discontinued operations	0.07	(0.01)	0.04

Net earnings (loss)	$0.59	$0.05	$(4.36)

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

New accounting standards

In December 2010, the FASB issued amended guidance for goodwill. The guidance applies to entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. We will adopt this guidance in the first quarter of 2011. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance for business combinations. The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We will adopt this guidance for business combination in the first quarter of 2011. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In July 2010, the FASB issued amended guidance for receivables. The guidance requires new disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance for disclosures as of the end of a reporting period is effective for interim and annual periods ending on or after December 15, 2010. We have adopted this guidance for our financing receivables as of December 26, 2010. The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We will adopt this guidance for activity that occurs for our financing receivables in the first quarter of 2011. We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires new disclosures about the transfers between levels 1 and 2 and clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used for fair value measurements which fall in either level 2 or 3. This guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements. The guidance also requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We will adopt this guidance in the first quarter of 2011. We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

See Note 8, “Variable Interest Entity,” for disclosures regarding our adoption of the FASB’s amended guidance for consolidating variable interest entities.

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. This new guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables, based on their relative selling price. The guidance also establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. We will adopt this guidance in the first quarter of 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

2	NOTES PAYABLE TO BANKS

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility). In connection with this amendment, certain lenders reduced their commitments to $225,000 and extended the expiration date to December 2, 2013 (extending lenders). The remaining lenders, with terms and commitments that remain unchanged at $74,000, did not extend the original maturity date of June 2, 2011 (non-extending lenders). Since August 13, 2010, there have been no amounts drawn on the outstanding principal amount of revolving loans under the commitments maturing on June 2, 2011. The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends. At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100,000. The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage. Our borrowings from non-extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of December 26, 2010 and December 27, 2009, we had borrowings of $74,570 and $151,375 respectively, under our credit facility at a weighted average rate of 3.06% and 1.00%, respectively. Cash provided by operating activities and proceeds from the sale of our printing services business were used primarily to decrease our borrowings during 2010.

Fees in connection with the secured credit facility of $3,338 and the unamortized deferred financing costs from the unsecured revolving credit facility of $213 are being amortized over the term of the secured credit facility using the effective interest method. Unamortized deferred financing costs related to the non-extending lenders of $39 are being amortized over the remaining term of the unsecured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at December 26, 2010 to be $72,547, based on discounted cash flows using an interest rate of 4.05%. We estimated the fair value of our unsecured revolving facility at December 27, 2009 to be $143,657, based on discounted cash flows using an interest rate of 4.47%. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

2	NOTES PAYABLE TO BANKS continued

•	A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our consolidated
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

	Pension Benefits		Other Postretirement Benefits
Years ended December 26 and December 27	2010	2009	2010	2009
Change in benefit obligations
Benefit obligation at beginning of year	$150,624	$138,131	$17,933	$18,316
Service cost	—	1,088	85	69
Interest cost	8,197	9,002	951	1,078
Actuarial loss	7,750	11,512	97	562
Benefits paid	(8,720)	(8,331)	(1,724)	(2,092)
Curtailment gain	(6,700)	(778)	—	—

Benefit obligation at end of year	$151,151	$150,624	$17,342	$17,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

	Pension Benefits		Other Postretirement Benefits
Years ended December 26 and December 27	2010	2009	2010	2009
Change in plan assets
Fair value of plan assets at beginning of year	$104,577	$90,820	$—	$—
Actual gain on plan assets	12,906	21,842	—	—
Company contributions	340	246	1,724	2,092
Benefits paid	(8,720)	(8,331)	(1,724)	(2,092)

Fair value of plan assets at end of year	$109,103	$104,577	$—	$—

Funded status	$(42,048)	$(46,047)	$(17,342)	$(17,933)

	Pension Benefits		Other Postretirement Benefits
Years ended December 26 and December 27	2010	2009	2010	2009
Amounts recognized in consolidated balance sheets
Current liabilities	$(469)	$(317)	$(1,275)	$(1,319)
Noncurrent liabilities	(41,579)	(45,730)	(16,067)	(16,614)

Total	$(42,048)	$(46,047)	$(17,342)	$(17,933)

	Pension Benefits
	Actuarial Loss, Net	Prior Service Credit	Deferred Income Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 27, 2009	$57,442	$(1,308)	$(22,532)	$33,602
Current year change	(4,710)	1,240	1,420	(2,050)

As of December 26, 2010	$52,732	$(68)	$(21,112)	$31,552

	Other Postretirement Benefits
	Actuarial Loss, Net	Prior Service Credit	Transition Obligation	Deferred Income Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 27, 2009	$1,275	$(1,440)	$1,644	$(594)	$885
Current year change	97	219	(549)	91	(142)

As of December 26, 2010	$1,372	$(1,221)	$1,095	$(503)	$743

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

The accumulated benefit obligation for the pension plans was $150,346 and $143,767 at December 26, 2010 and December 27, 2009, respectively.

	Pension Benefits
Years ended December 26, December 27 and December 28	2010	2009	2008
Components of net periodic benefit cost
Service cost	$—	$1,088	$2,270
Interest cost	8,197	9,002	8,243
Expected return on plan assets	(10,224)	(10,600)	(11,103)
Curtailment gain	(1,109)	(492)	—
Amortization of:
Unrecognized prior service credit	(131)	(189)	(219)
Unrecognized net loss	3,080	182	—

Net periodic benefit cost included in operating costs and expenses and selling and administrative expenses	$(187)	$(1,009)	$(809)

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

The reduction of benefits under the qualified defined benefit pension plan and the unfunded non-qualified plan resulted in a curtailment gain of $1,109, which we recorded in the fourth quarter of 2010. In addition, due to the amendments for these pension plans, plan assets and obligations were also remeasured during the fourth quarter of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

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

	Other Postretirement Benefits
Years ended December 26, December 27 and December 28	2010	2009	2008
Components of net periodic benefit cost
Service cost	$85	$69	$105
Interest cost	951	1,078	1,260
Amortization of:
Unrecognized prior service credit	(219)	(219)	(219)
Unrecognized net transition obligation	549	549	549

Net periodic benefit cost included in selling and administrative expense	$1,366	$1,477	$1,695

The unrecognized net loss and prior service credit for the defined benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $979 and ($10), respectively. The prior service credit and transition obligation for the other postretirement plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is ($219) and $549, respectively.

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at the measurement dates of December 26, 2010 and December 27, 2009 for pension benefits and for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
December 26 and December 27	2010	2009	2010	2009
Discount rate	5.35%	5.70%	4.95%	5.50%
Rate of compensation increases	—	4.80	—	—

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Years ended December 26, December 27, and December 28	2010	2009	2008	2010	2009	2008
Discount rate	5.70/4.70%	6.50%	6.60%	5.50%	6.15%	6.50%
Expected return on plan assets	8.50/8.25	8.50	8.50	—	—	—
Rate of compensation increases	4.80	4.80	4.80	—	—	—

Due to the amendments to the pension plans, the measurement of the net periodic benefit cost from the beginning of the year through October 12, 2010 was based upon a 5.70% discount rate and an 8.50% expected rate of return on plan assets. The measurement of the net periodic pension benefit cost from the amendment date to the end of 2010 was based upon a 4.70% discount rate and an 8.25% expected rate of return on plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

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

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2011 is 10.00%, grading down to 5.00% in the year 2021 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2011	$10	$(10)
Effect on postretirement benefit obligation as of December 26, 2010	$180	$(170)

Plan Assets

The following tables present the fair value of our plan assets by level of the fair value hierarchy. In accordance with the FASB’s guidance for fair value measurements, level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

December 26, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Common stocks	$10,884	—	—	10,884
Mutual funds	84,397	—	—	84,397
Money-market fund	469	—	—	469
Collective trust fund	—	13,121	—	13,121

	95,750	13,121	—	108,871
Unsettled trades of common stock	232	—	—	232

Fair value of plan assets	$95,982	$13,121	—	$109,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

December 27, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Common stocks	$9,265	$—	$—	$9,265
Mutual funds	81,145	—	—	81,145
Money-market fund	504	—	—	504
Collective trust fund	—	13,710	—	13,710

	90,914	13,710	—	104,624
Unsettled trades of common stock	(47)	—	—	(47)

Fair value of plan assets	$90,867	$13,710	—	$104,577

Our pension plan weighted average asset allocations at December 26, 2010 and December 27, 2009 by asset category are as follows:

	Plan Assets
December 26 and December 27	2010	2009
Equity securities	71.5%	70.0%
Fixed-income securities	27.9	29.6
Other	0.6	0.4

Total	100.0%	100.0%

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

Contributions

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006. We do not expect to contribute to our qualified defined benefit pension plan in 2011. Based on current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

projections, we expect to contribute $3,300 to our qualified defined benefit pension plan in 2012. We expect to contribute $469 and $517 to our unfunded non-qualified pension plan in 2011 and 2012, respectively.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
2011	$8,947	$1,275
2012	9,159	1,327
2013	9,280	1,348
2014	9,437	1,376
2015	9,677	1,389
2016-2019	49,697	7,145

The 401(k) plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contribution may not exceed 50% of each employee’s eligible wages. Each employee who elects to participate is eligible to receive company matching contributions. Prior to the suspension of our matching contributions in February 2009, we contributed $0.50 for each dollar contributed by the participant, up to 5% of their eligible wages, for a maximum match of 2.5% of eligible wages, as defined by the 401(k) plan. The matching contributions, recorded as an operating expense, were $0, $437, and $2,399 in 2010, 2009, and 2008, respectively. Included in the 2009 and 2008 matching contributions are contributions to the employees of IPC and PrimeNet of $46 and $274, respectively. Effective January 1, 2011, the current matching contribution to our 401(k) plan has been enhanced and we intend to contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages, for a maximum match of 3.5% of eligible wages, as defined by the 401(k) plan.

We made additional contributions into the 401(k) on behalf of certain employees not covered by the defined benefit pension plan and for employees who elected to freeze their defined pension benefits under our Annual Employer Contribution (AEC) plan. In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the AEC contribution for all active employees for 18 months beginning July 1, 2009. Our AEC contributions, recorded as an operating expense, were $0, $873, and $2,103 in 2010, 2009, and 2008, respectively. Included in the 2009 and 2008 matching contributions are contributions to the employees of IPC and PrimeNet of $129 and $329, respectively. Our 401(k) plan was further amended on October 12, 2010. Effective January 1, 2011, the AEC is no longer a component of the 401(k) plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

4	INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

Years ended December 26, December 27 and December 28	2010	2009	2008
Current:
Federal	$8,498	$1,018	$(709)
State	1,963	(684)	1,049

Total current	10,461	334	340
Deferred:
Federal	8,248	710	(93,434)
State	356	883	(13,942)

Total deferred	8,604	1,593	(107,376)

Total provision (benefit) for income taxes for continuing operations	$19,065	$1,927	$(107,036)

Current:
Federal	$2,465	$114	$1,168
State	278	(161)	(43)

Total current	2,743	(47)	1,125
Deferred:
Federal	(459)	(478)	(151)
State	36	(2)	22

Total deferred	(423)	(480)	(129)

Total provision (benefit) for income taxes for discontinued operations	$2,320	$(527)	$996

The significant differences between the statutory federal income tax rates and the effective income tax (benefit) rates are as follows:

Years ended December 26, December 27 and December 28	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	4.8	8.5	(2.5)
Revaluation of deferred taxes due to sale of printing services business	(1.5)	—	—
Recognition of uncertain tax benefits	—	(17.5)	—
Goodwill and broadcast license impairment	—	—	5.7
Non-deductible meals and entertainment expenses	—	2.7	0.1
Other	—	(0.5)	(0.4)

Effective income tax (benefit) rate	38.3%	28.2%	(32.1)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

4	INCOME TAXES continued

Temporary differences that give rise to the deferred tax assets and liabilities at December 26, 2010 and December 27, 2009 are as follows:

	2010	2009
Current assets
Receivables	$1,199	$1,517
Inventories	17	89
Other assets	617	548
Accrued compensation	1,623	2,038
Accrued state taxes	310	—
Accrued employee benefits	1,043	957

Total current deferred tax assets	4,809	5,149

Current liabilities
Accrued state income taxes	—	(250)

Total current deferred tax liabilities	—	(250)

Total net current deferred tax assets	$4,809	$4,899

Non-current assets
Accrued employee benefits	$22,025	$23,658
State deferred income taxes	5,926	6,400
State net operating loss and tax credit carryforwards	2,352	2,406
Intangible assets	39,073	48,527
Other assets	263	262
Valuation allowances on state net operating loss and tax credit carryforwards	(116)	(202)

Total non-current deferred tax assets	69,523	81,051

Non-current liabilities
Property and equipment	(15,446)	(17,683)

Total non-current deferred tax liabilities	(15,446)	(17,683)

Total net non-current deferred tax assets	$54,077	$63,368

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition. The non-cash goodwill and broadcast license impairment charges recorded in 2009 and 2008 are not currently deductible for income tax purposes and have caused us to recognize a deferred tax asset. We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law. In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

At December 26, 2010, we have $2,352 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years. The net operating losses begin expiring in 2013. To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $116 in valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

4	INCOME TAXES continued

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes. Accordingly, our 2007 through 2009 tax returns are open for federal purposes, and our 2006 through 2009 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended. Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns, Illinois for our 2006 and 2007 tax returns and Florida for our 2007 through 2009 tax returns.

The following table summarizes the activity related to our unrecognized tax benefits during 2010, 2009 and 2008:

	2010	2009	2008
Beginning balance	$1,058	$2,478	$2,408
Increases related to current year tax provisions	18	112	747
Increases due to prior year tax provisions	6	—	—
Decreases related to prior year tax provisions	—	(283)	(236)
Decreases due to the expiration of statutes of limitations	(56)	(188)	—
Decreases due to settlements	(113)	(1,061)	(441)

Ending balance	$913	$1,058	$2,478

At December 26, 2010, our liability for unrecognized tax benefits was $913, which, if recognized, would have an impact on our effective tax rate. At December 26, 2010, it is possible for $602 in unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes. At December 26, 2010 and December 27, 2009, we had $239 and $374, respectively, accrued for interest expense and penalties. During 2010 and 2009, we recognized $47 of interest expense and $418 of interest income, respectively, related to unrecognized tax benefits. Our liability for interest and penalties decreased by $182 due to a reduction for a state audit settlement and the expiration of statutes of limitations.

5	COMMITMENTS

We lease office space, certain broadcasting facilities, distribution centers, delivery vehicles and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

5	COMMITMENTS continued

As of December 26, 2010, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

Due In Fiscal Year
2011	$2,867
2012	2,327
2013	1,113
2014	842
2015	740
Thereafter	2,095

$9,984

Our publishing businesses lease print equipment and delivery trucks accounted for as capital leases. As of December 26, 2010, our future minimum rental payments due under capital lease agreements consist of the following:

Due In Fiscal Year
2011	$371
2012	273
2013	63
2014	50
2015	50
Thereafter	21

$828

Rent expense charged to our continuing operations for 2010, 2009, and 2008 was $5,038, $5,067, and $5,484, respectively. We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in our continuing operations for 2010, 2009 and 2008 was $38, $6, and $2, respectively. There were no noncancellable subleases as of December 26, 2010.

At December 26, 2010, we had purchase commitments at our broadcasting business related to audience research services for $11,057, license fees and maintenance for an order entry and billing system for $4,402, weather media services for $934, telephone and data equipment for $250, a sales application and inventory system for $160, and a digital media application for $100.

We have $2,470 of standby letters of credit for business insurance purposes.

Over the next five years, we are committed to purchase and provide advertising time in the amount of $11,245 for television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee is $1,056 as of December 26, 2010. As part of the sales transaction, we received a guarantee from the buyer of our New England

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

5	COMMITMENTS continued

business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expires in May 2011. In addition, the buyer has assumed certain leases for equipment and we have provided a guarantee for the remaining lease obligations. The equipment leases expire in March 2012. Our maximum potential obligations pursuant to the guarantee and the assumed leases were $457 as of December 26, 2010.

6	SHAREHOLDERS’ EQUITY

We have three classes of common stock. Class C shares are held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family (which we collectively refer to as the “Grant family shareholders”) and Proteus Fund, Inc., a non-profit organization. The class C shares are entitled to two votes per share. These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder. Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than approximately $0.57 per year. Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares. As of December 26, 2010 and December 27, 2009, accrued class C dividends were $3,245 and $1,391, respectively, and are reported in other long-term liabilities in the consolidated balance sheets. Class B shares are held by our current and former employees, our non-employee directors and Grant family shareholders. These shares are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation. Dividends on Class B shares are equal to those declared on the class A shares. Cash dividends on class A and class B shares may not be paid until cumulative dividends on class C shares are paid. Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”.

The changes in the number of shares of our common stock during 2010, 2009 and 2008 are as follows (in thousands):

	Common Stock
	Class C	Class B	Class A
Balance at December 30, 2007	3,264	11,528	45,352
Conversion of class B shares to class A shares	—	(1,958)	1,958
Shares repurchased	—	—	(6,757)
Shares issued under equity incentive and employee stock purchase plans	—	369	—

Balance at December 28, 2008	3,264	9,939	40,553
Conversion of class B shares to class A shares	—	(1,230)	1,230
Shares issued under equity incentive and employee stock purchase plans	—	933	—

Balance at December 27, 2009	3,264	9,642	41,783
Conversion of class B shares to class A shares	—	(1,413)	1,413
Shares issued under equity incentive and employee Stock purchase plans	—	366	—

Balance at December 26, 2010	3,264	8,595	43,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards. The 2007 Plan also provides for the issuance of cash-based awards. The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of December 26, 2010, there are 2,915,532 shares available for issuance under the 2007 Plan.

During the years ended December 26, 2010, December 27, 2009 and December 28, 2008, we recognized $1,821, $1,388 and $1,608, respectively, in stock-based compensation expense, including $136, $57, and $61, respectively, recorded in the net gain from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 was $698, $341 and $515, respectively. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of December 26, 2010, total unrecognized compensation cost related to stock-based awards was $1,232, net of estimated forfeitures, which we expect to recognize over a weighted average period of 0.8 years. Stock-based compensation expense is reported in selling and administrative expenses and the net gain on discontinued operations in our consolidated statements of operations.

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

A summary of stock option activity during 2010 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)
Outstanding at December 27, 2009	41,500	$18.18	—
Expired	(15,000)	18.40	—

Outstanding at December 26, 2010	26,500	18.06	0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

The aggregate intrinsic value of stock options outstanding and exercisable at the end of 2010 is zero because the fair market value of our class B common stock on December 26, 2010 was lower than the weighted average exercise price of the options.

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

A summary of SAR activity during 2010 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)
Outstanding at December 26, 2010 and December 27, 2009	1,083,207	$10.71	6.6

Exercisable at December 27, 2009	590,409	11.51

Exercisable at December 26, 2010	909,527	11.21	6.5

A total of 319,118 SARs vested during 2010. The aggregate intrinsic value of the SARs outstanding and exercisable at the end of 2010 is zero because the fair market value of our class B common stock on December 26, 2010 was lower than the weighted average exercise price of the SARs.

Fair value for SARs granted in 2008 was calculated using the Black-Scholes option pricing model, with the following weighted average assumptions:

Dividend yield	2.70%
Expected volatility	26.00%
Risk-free rate of return of fixed price SARs	3.41%
Risk-free rate of return of escalating price SARs	3.54%
Expected life of fixed price SARs (in years)	7.0
Expected life of escalating price SARs (in years)	7.5
Weighted average fair value of fixed price SARs granted	$1.81
Weighted average fair value of escalating price SARs granted	$1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

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

A summary of stock grant activity during 2010 is:

	Shares	Weighted Average Fair Value
Non-vested at December 27, 2009	912,550	$2.20
Granted	426,634	4.36
Vested	(550,791)	3.12
Forfeited	(10,521)	5.57

Non-vested at December 26, 2010	777,872	2.69

Our non-vested restricted stock grants vest from one to five years from the grant date. We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 0.9 years. The total fair value of shares vesting during 2010 was $1,719. There was an aggregate of 836,005 unrestricted and non-vested restricted stock grants issued to our non-employee directors (78,505 shares) and employees (757,500 shares) in 2009 at a weighted average fair value of $1.11 per share, of which 311,482 shares are vested as of December 26, 2010 with a total grant date fair value of $344. There were 309,313 vested unrestricted and non-vested restricted stock grants issued to our directors (64,163 shares) and employees (245,150 shares) during 2008 at a weighted average fair value of $3.75 per share, of which 219,163 shares are vested as of December 26, 2010 with a total grant date fair value of $736.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

were 76,803 class B common shares sold to employees under this plan in 2010 at a weighted average fair value of $3.53. As of December 26, 2010, there are 2,327,847 shares available for sale under the plan.

8	VARIABLE INTEREST ENTITY

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

The adoption of this guidance resulted in the consolidation of an unrelated party, ACE TV, Inc. The guidance was applied retrospectively with a cumulative-effect adjustment to noncontrolling interest as of the beginning of our fiscal year 2010. We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV, pending FCC rule changes and approval. Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV. Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV. As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consists primarily of a broadcast license and investments. The investments of ACE TV Inc. can be used only to settle obligations of ACE TV, Inc. Creditors of ACE TV, Inc. have no recourse to our general credit.

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangibles

Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years. Management determined there were no significant adverse changes in the value of these assets as of December 26, 2010.

Amortization expense was $1,932, $1,975 and $1,776 for 2010, 2009 and 2008 respectively. Estimated amortization expense for our next five fiscal years is $1,569 for 2011, $1,494 for 2012, $1,375 for 2013, $1,276 for 2014 and $1,263 for 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 26, 2010 and December 27, 2009 is as follows:

December 26, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network affiliation agreements	$26,930	$(7,062)	$19,868
Customer lists	6,794	(5,353)	1,441
Non-compete agreements	10,435	(10,392)	43
Other	3,896	(2,260)	1,636

Total	$48,055	$(25,067)	$22,988

December 27, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Network affiliation agreements	$26,930	$(5,996)	$20,934
Customer lists	6,922	(4,792)	2,130
Non-compete agreements	11,126	(11,061)	65
Other	4,045	(2,198)	1,847

Total	$49,023	$(24,047)	$24,976

In 2010, our daily newspaper ceased production of the Milwaukee Homes & Fine Living specialty product. Intangible assets consisting of a customer list, non-compete agreement and trade name with a net carrying amount of $56 were written off.

Weighted-average amortization period:	Years
Network affiliation agreements	25
Customer lists	12
Non-compete agreements	5
Other	15
Total	18

Broadcast Licenses

Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. The carrying value of our broadcast licenses was $82,426 and $81,762 as of December 26, 2010 and December 27, 2009, respectively. The $664 increase in the net carrying amount of our broadcast licenses for 2010 reflects the consolidation of a VIE where we have an agreement that is considered to create variable interest in the entity that holds the broadcast license.

2010 Annual Impairment Test

Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 27, 2010 and results indicated there was no impairment of our broadcast licenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

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

The fair value measurements determined for purposes of performing our impairment tests are considered level 3 under the fair value hierarchy because they require significant unobservable inputs to be developed using estimates and assumptions which we determine and reflect those that a market participant would use.

2009 and 2008 Interim and Annual Impairment Tests

Due to a significant adverse change in projected gross market revenues in the markets where we own television and radio stations, we performed interim impairment tests on all of our broadcast licenses as of May 31, 2009. We recorded a non-cash impairment charge of $18,975 in the second quarter of 2009 for seven of our television broadcast licenses and 11 of our radio broadcast licenses. Our annual impairment tests as of September 28, 2009 indicated two of our television broadcast licenses and one of our radio broadcast licenses were impaired due to a further decline in projected market revenues and an increase in the discount rates. We recorded a non-cash impairment charge of $1,158 in the fourth quarter of 2009.

Due to deteriorating macro-economic factors, a prolonged adverse change in the business climate, deteriorating market conditions and results of operations and a further decline in our stock price, we performed interim impairment tests on all of our broadcast licenses as of September 28, 2008. We recorded a non-cash impairment charge of $38,762 in the third quarter of 2008 for four television broadcast licenses and 13 radio broadcast licenses. However, due to the continuation of the downturn in the economy that adversely impacted our fourth quarter operating results and caused us to significantly reduce our expected cash flows for 2009 and beyond, and further declines in the market value of our common stock, we performed interim impairment tests on all of our broadcast licenses at December 28, 2008. We recorded a non-cash impairment charge of $90,439 for eight television broadcast licenses and 24 radio broadcast licenses in the fourth quarter of 2008.

Goodwill

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

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

2010 and 2009 Annual Impairment Tests

Our annual impairment tests on goodwill as of September 27, 2010 and as of September 28, 2009 indicated there was no impairment of our goodwill.

2008 Interim and Annual Impairment Tests

Our interim impairment test as of September 28, 2008 indicated there was no goodwill impairment. Due to the downturn in the economy that adversely impacted our fourth quarter 2008 operating results and caused us to significantly reduce our expected cash flows for 2009 and beyond, and further declines in the market value of our common stock, we performed an interim impairment test as of December 28, 2008 on goodwill relating to our reporting units. We recorded a $245,885 non-cash impairment charge for goodwill at our publishing and broadcasting reporting units in the fourth quarter of 2008.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 26, 2010 and December 27, 2009 are as follows:

	Publishing	Broadcasting	Total
Goodwill	$21,007	$229,163	$250,170
Accumulated impairment losses	(16,722)	(229,163)	(245,885)

Balance as of December 28, 2008	4,285	—	4,285

2009 Activity:
Goodwill acquired	—	4,824	4,824
Goodwill related to the sale of a business	—	(11)	(11)

Goodwill	21,007	233,976	254,983
Accumulated impairment losses	(16,722)	(229,163)	(245,885)

Balance as of December 27, 2009	4,285	4,813	9,098

2010 No Activity
Goodwill	21,007	233,976	254,983
Accumulated impairment losses	(16,722)	(229,163)	(245,885)

Balance as of December 26, 2010	$4,285	$4,813	$9,098

10	ACQUISITIONS AND SALE

All acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. Pro forma information is not provided because the operating results of the acquisitions are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

10	ACQUISITIONS AND SALE continued

2010

There were no acquisitions of businesses during 2010.

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

The operating results of the acquired stations since the acquisition date for the year ended December 27, 2009 was:

Year Ended December 27, 2009
Revenue	$1,840
Earnings before income taxes	810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS

PrimeNet Marketing Services

During 2010, we sold substantially all of the operating assets of our PrimeNet direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida in two separate transactions. On February 3, 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota were sold for $123. The remaining Minnesota-based assets were shutdown in April 2010, and accordingly, we recorded $373 for shutdown related costs in the second quarter of 2010. In a separate transaction, on February 8, 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $700 note repayable over four years and a $147 working capital note repayable over three years. The consideration received in each transaction approximates the net book value of the assets sold. PrimeNet was previously reported in our “Other” segment.

The following table summarizes PrimeNet’s revenue and loss before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statement of operations for all periods presented:

Years ended December 26, December 27 and December 28	2010	2009	2008
Revenue	$2,144	$20,097	$28,364
Earnings (loss) before income taxes	(1,060)	(2,217)	(914)

There were no assets or liabilities reported as discontinued operations at December 26, 2010. PrimeNet’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 27, 2009 consisted of the following:

December 27, 2009
Receivables, net	$919
Inventories, net	386
Prepaid expenses	176
Property and equipment, net	912

Total assets	$2,393

Accounts payable	$318
Accrued compensation	399
Accrued employee benefits	44
Other liabilities	535

Total liabilities	$1,296

IPC Print Services, Inc.

On December 13, 2010, we sold substantially all of the assets and certain liabilities of IPC, our former printing services business to Walsworth Publishing Company (Walsworth). Proceeds, net of transaction expenses, were $14,005 and resulted in a gain on discontinued operations before income taxes of $5,411. An escrow fund in the amount of $731 has been established to secure our representations and warranties pursuant to the purchase agreement for two years from the date of the sale, after which time, any remaining funds will be delivered to us. The operations of IPC have been reflected as discontinued operations in our consolidated financial statements for all periods presented. IPC was previously reported as our “Printing services” segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS continued

The following table summarizes IPC’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statement of operations for all periods presented:

Years ended December 26, December 27 and December 28	2010	2009	2008
Revenue	$40,685	$48,249	$65,201
Earnings before income taxes	1,672	1,089	3,856

There were no assets or liabilities reported as discontinued operations at December 26, 2010. IPC’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 27, 2009 consisted of the following:

December 27, 2009
Receivables, net	$4,770
Inventories, net	1,889
Prepaid expenses	86
Property and equipment, net	5,892

Total assets	$12,637

Accounts payable	2,855

Total liabilities	$2,855

Certain liabilities were excluded from the sale of IPC and are included in continuing operations in the December 26, 2010 consolidated balance sheet. These liabilities include workers’ compensation, accrued compensation (payable in the first quarter of 2011) and working capital adjustments due to Walsworth pursuant to the sale agreement (payable in the second quarter of 2011).

NorthStar Print Group, Inc.

On January 25, 2005, Multi-Color Corporation acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our label printing business. Certain assets and liabilities were excluded from the sale of NorthStar and primarily consist of real estate holdings in Green Bay, Wisconsin and environmental site closure costs, which are included in continuing operations in the consolidated balance sheets. In 2008, we recorded a gain on discontinued operations of $400 for a reduction in the reserve due to a settlement with the Environmental Protection Agency. In January 2011, we sold the real estate holdings to Multi-Color Corporation for $822. We expect to record a pre-tax gain of approximately $610.

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statement of operations for all periods presented:

Years ended December 26, December 27 and December 28	2010	2009	2008
Revenue	$—	$—	$—
Earnings before income taxes	—	—	400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

12	WORKFORCE REDUCTION AND BUSINESS IMPROVEMENT INITIATIVES

During 2010, we recorded a pre-tax charge of $2,225 for workforce separation benefits across all of our businesses. These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations. We recorded $132 in workforce separation benefits at our former direct marketing services business, and $80 in workforce separation benefits at our former printing services business, which are reported in the net gain from discontinued operations in the consolidated statement of operations. In 2010, the number of full-time and part-time employees decreased by approximately 9.8% compared to 2009.

Activity associated with workforce reductions during the years ended December 26, 2010 and December 27, 2009 was as follows:

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 26, 2010
Publishing
Daily newspaper	$1,490	$1,705	$(1,830)	$1,365
Community newspapers and shoppers	26	101	(55)	72

Total publishing	1,516	1,806	(1,885)	1,437
Broadcasting	149	419	(568)	—

Total	$1,665	$2,225	$(2,453)	$1,437

	Balance at December 28, 2008	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 27, 2009
Publishing
Daily newspaper	$557	$5,260	$(4,327)	$1,490
Community newspapers and shoppers	53	152	(179)	26

Total publishing	610	5,412	(4,506)	1,516
Broadcasting	30	313	(194)	149

Total	$640	$5,725	$(4,700)	$1,665

13	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; and (iii) corporate. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

With the reporting of PrimeNet as a discontinued operation, the previously reported “Other” segment has been changed to “Corporate” and now reflects unallocated costs primarily related to corporate executive management and corporate governance. The prior years have been revised to conform to this change. With the reporting of IPC as a discontinued operation, we no longer have a printing services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

13	SEGMENT REPORTING continued

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1. The following tables summarize revenue, operating earnings (loss), non-cash impairment charge, depreciation and amortization and capital expenditures for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 and identifiable total assets at December 26, 2010 and December 27, 2009:

	2010	2009	2008
Revenue
Publishing	$182,799	$194,196	$241,972
Broadcasting	194,365	171,491	209,914
Corporate eliminations	(405)	(153)	(173)

	$376,759	$365,534	$451,713

Operating earnings (loss)
Publishing	$18,222	$13,796	$2,322
Broadcasting	43,559	3,068	(319,610)
Corporate	(8,757)	(7,226)	(8,332)

	$53,024	$9,638	$(325,620)

Goodwill and broadcast license impairment
Publishing	$—	$—	$16,722
Broadcasting	—	20,133	358,364
Corporate	—	—	—

	$—	$20,133	$375,086

Depreciation and amortization
Publishing	$11,382	$12,163	$12,859
Broadcasting	12,747	13,269	13,436
Corporate	500	527	399

	$24,629	$25,959	$26,694

Capital expenditures
Publishing	$1,068	$1,538	$4,601
Broadcasting	7,770	5,901	15,200
Corporate	553	241	1,004

	$9,391	$7,680	$20,805

Identifiable total assets
Publishing	$125,870	$140,810
Broadcasting	275,985	290,021
Corporate and discontinued operations	29,915	42,356

	$431,770	$473,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 26, 2010 (in thousands, except per share amounts)

14	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010 Quarters
	First	Second	Third	Fourth	Total
Revenue	$86,937	$94,319	$91,817	$103,686	$376,759
Gross profit	36,427	43,364	38,617	50,664	169,072
Net earnings	5,303	8,100	6,295	14,683	34,381
Earnings per share
Basic – class A and B common stock.	0.09	0.14	0.11	0.26	0.59
Diluted – class A and B common stock	0.09	0.14	0.11	0.26	0.59
Basic and diluted – class C common stock	0.23	0.28	0.25	0.40	1.16

	2009 Quarters
	First	Second	Third	Fourth	Total
Revenue	$87,275	$93,103	$88,928	$96,228	$365,534
Gross profit	28,733	38,940	31,840	43,563	143,076
Net earnings (loss)	121	(4,832)	1,825	7,193	4,307
Earnings (loss) per share
Basic – class A and B common stock	(0.01)	(0.11)	0.02	0.12	0.05
Diluted – class A and B common stock	(0.01)	(0.11)	0.02	0.12	0.05
Basic and diluted – class C common stock	0.14	0.14	0.17	0.26	0.60

Gross profit has been revised to conform to the 2010 presentation, as discussed in “Basis of presentation and consolidation” in Note 1, Significant Accounting Policies.”

The results for 2010 include a one-time, pre-tax cash bonus of $1,348 paid out in the third quarter to employees who were impacted by the wage reduction program in 2009. The fourth quarter of 2010 includes a pre-tax gain of $5,411 on the sale of IPC, a pre-tax charge of $1,915 for separation benefits and a withdrawal liability charge from a multi-employer pension plan at our daily newspaper, a pre-tax charge of $1,802 for a property impairment at our broadcasting business, a pre-tax curtailment gain of $1,109 due to the reduction of benefits under the qualified defined benefit pension plan and the unfunded non-qualified plan and a $1,052 pre-tax expense reduction related to a vacation policy change at our broadcasting business.

The second quarter of 2009 includes a pre-tax broadcast license impairment charge of $18,975, a pre-tax charge of $715 for separation benefits at our publishing and broadcasting businesses and a $1,689 pre-tax gain related to insurance proceeds from our tower replacement in Wichita, Kansas that was destroyed in an ice storm. The third quarter of 2009 includes an additional pre-tax charge of $3,879 for separation benefits at our publishing and broadcasting businesses, the majority of which was recorded at our daily newspaper. The fourth quarter of 2009 includes an additional pre-tax broadcast license impairment charge of $1,158, a pre-tax charge of $972 for separation benefits at our publishing and broadcasting businesses and an additional $516 pre-tax gain related to insurance proceeds from our tower replacement in Wichita, Kansas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Journal Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Journal Communications, Inc. and its subsidiaries at December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2010 and 2009 information in the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 4, 2011

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 26, 2010, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 4, 2011 Annual Meeting of Shareholders is incorporated by reference herein. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

The information contained under the headings “Compensation Discussion and Analysis,” “Election of Officers,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation,” in the Proxy Statement for our May 4, 2011 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” in the Proxy Statement for our May 4, 2011 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 26, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (2003 Plan)	552,078	(1)	$13.92	N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	557,629	(2)	$7.88	5,243,379	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	1,109,707		$10.88	5,243,379

1)	Represents options to purchase shares of Class B common stock and stock appreciation rights (SARs) to receive amounts equal to the excess of fair value of shares of Class B common stock over the base value of each SAR under our 2003 Equity Incentive Plan (2003 Plan). No further awards will be granted under our 2003 Plan.

2)	Represents SARs to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan).

3)	Represents 2,915,532 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards. Also includes 2,327,847 shares available for issuance under our Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our May 4, 2011 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Independent Public Accounting Firm Disclosure” in the Proxy Statement for our May 4, 2011 Annual Meeting of Shareholders is incorporated by reference herein.

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

The exhibits listed on the accompanying “Index to Exhibits” (on pages 108 to 111) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 26, 2010, December 27, 2009, and December 28, 2008

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions (Deductions)		Deductions		Balance at End of Year
Allowance for doubtful accounts:
2010	$3,732	$2,994	$—		$3,440	(1)	$3,286	(3)
2009	$4,238	$5,057	$—		$5,563	(1)	$3,732	(3)
2008	$3,296	$3,937	$45	(4)	$3,040	(1)	$4,238	(3)
Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2010	$202	$—	$—		$86	(2)	$116
2009	$322	$—	$—		$120	(2)	$202
2008	$611	$—	$—		$289	(2)	$322

(1)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(2)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

(3)	Includes allowance for doubtful accounts of $1,105 as of December 26, 2010, $1,067 as of December 27, 2009, and $337 as of December 28, 2008 related to accounts receivable of IPC Print Services, Inc. Fully reserved accounts receivable were excluded from the asset sale.

(4)	Represents allowance for doubtful accounts from businesses acquired in 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 4, 2011.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2011:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/ Anne M. Bauer
Anne M. Bauer, Vice President & Controller
(Principal Accounting Officer)

/s/ David J. Drury
David J. Drury, Director

/s/ David G. Meissner
David G. Meissner, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

/s/ Roger D. Peirce
Roger D. Peirce, Director

/s/ Ellen F. Siminoff
Ellen F. Siminoff, Director

/s/ Mary Ellen Stanek
Mary Ellen Stanek, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Jeanette Tully
Jeanette Tully, Director

JOURNAL COMMUNICATIONS, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended through June 30, 2006 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated June 30, 2006 [Commission File No. 1-318051]).

(3.2)	Bylaws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated May 1, 2008 [Commission File No. 1-31805]).

(4.1)	Amendment No. 1, dated August 13, 2010, to Amended and Restated Credit Agreement, dated December 2, 2005, and amended August 13, 2010, among Journal Communications, Inc., certain subsidiaries thereof in their capacities as guarantors, the lenders party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 13, 2010, with the Amended and Restated Credit Agreement included as Annex A thereof [Commission File No. 1-31805]).

(4.2)	Shareholders Agreement, dated as of May 12, 2003, by and among Journal Communications, Inc. (then known as The Journal Company), The Journal Company (then known as Journal Communications, Inc.), Matex Inc. and the Abert Family Journal stock Trust, as further executed by two “Family Successors,” Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s Registration Statement on Form S-1 filed on June 19, 2003 [Reg. No. 333-105210]).

(4.3)	Amendment to Shareholders Agreement, dated as of August 2, 2007, by and among Journal Communications, Inc., The Journal Company, Matex Inc., the Abert Family Journal Stock Trust, Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 22, 2007 [File No. 1-31805]).

(10.1)	Journal Communications, Inc. Executive Management Incentive Plan (f/k/a the Management Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s (now known as The Journal Company) Annual Report on Form 10-K for the period ended December 31, 2002 [Commission File No. 0-7831]).*

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan, amended and restated as of December 8, 2009 (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 8, 2008 [Commission File No. 1-31805]).*

(10.3)	Journal Communications, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.4)	Journal Communications, Inc. Supplemental Benefit Plan (incorporated by reference to Exhibit 10.2 to Journal Communications Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.5)	Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)	Journal Communications, Inc. 2003 Employee Stock Purchase Plan as amended and restated through December 8, 2009 (incorporated by reference to exhibit 10.6 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 27, 2009 [Commission File No. 1-31805]).*

Exhibit Number	Description
(10.7)	Journal Communications, Inc. Executive Management Incentive Plan (incorporated by reference to exhibit 10.7 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.8)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Directors (incorporated by reference to Exhibit 10.1 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.9)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Option Award Agreement (Non-Statutory Stock Option Grant) for Officers and Employees (incorporated by reference to Exhibit 10.2 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.10)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Stock Grant Award Agreement (incorporated by reference to Exhibit 10.3 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-81805]).*

(10.11)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted Stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.5 to Journal Communications Inc.’s Current Report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.12)	Form of Journal Communications, Inc. 2003 Equity Incentive Plan Restricted stock Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.4 to Journal Communications Inc.’s Current report on Form 8-K dated February 3, 2005 [Commission File No. 1-31805]).*

(10.13)	Amended and Restated Employment Agreement, amended and restated effective as of December 15, 2010, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).*

(10.14)	Change in Control Agreement amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.15)	Change in Control Agreement amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Mary Hill Leahy (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.16)	Change in Control Agreement, amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Andre J. Fernandez (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated October 11, 2010 [Commission File No. 1-31805]).*

(10.17)	Amendment to the Journal Communications Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.18)	Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

Exhibit Number	Description
(10.19)	Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.20)	Form of Restricted Stock Award Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.21)	Form of Non-Statutory Stock Option Agreement under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.22)	Journal Communications Non-Employee Director Compensation Policy, Amended as of February 9, 2010 (incorporated by reference to exhibit 10.23 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 27, 2009 [Commission File No. 1-31805]).*

(10.23)	Journal Communications, Inc Annual Management Incentive Plan, adopted December 8, 2007 (incorporated by reference to Exhibit 10.9 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.24)	Journal Communications, Inc. 2007 Omnibus Incentive Plan as amended and restated effective February 7, 2011.*

(10.25)	Form of Time-Based Restricted Stock Award Certificate, with dividends that accrue until vesting under the Journal Communications, Inc. 2007 Omnibus Plan.*

(10.26)	Form of Time-Based Restricted Stock Award Certificate, with dividends payable prior to vesting under the Journal Communications, Inc. 2007 Omnibus Plan.*

(10.27)	Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Plan.*

(10.28)	Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan.*

(10.29)	Form of Nonstatutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan.*

(10.30)	Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.31)	Journal Communications, Inc. Compensation Recoupment Policy, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(10.32)	Journal Communications, Inc. Internal Policy on Administration and Accounting for Stock Options, Restricted Stock and Other Equity Awards, as amended and restated on December 15, 2010 (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(21)	Subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Steven J. Smith, Chairman and Chief Executive Officer and Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Proxy Statement for the May 4, 2011 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the May 4, 2011 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

*	Denotes a management or compensatory plan or arrangement.