Form 10-Q
period 2011-03-27
JOURNAL COMMUNICATIONS INC
filed 2011-05-06
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2011
or

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
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2011 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at May 2, 2011
Class A Common Stock	44,379,310
Class B Common Stock	7,600,264.282
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	March 27, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$2,049	$2,056
Investments of variable interest entity	500	500
Receivables, net	47,013	55,309
Inventories, net	1,090	1,035
Prepaid expenses and other current assets	6,876	3,961
Syndicated programs	5,538	7,361
Deferred income taxes	4,428	4,809
Total Current Assets	67,494	75,031

Property and equipment, at cost, less accumulated depreciation of $233,026 and $228,820	176,803	179,725
Syndicated programs	3,490	3,083
Goodwill	9,098	9,098
Broadcast licenses	82,426	82,426
Other intangible assets, net	22,596	22,988
Deferred income taxes	52,689	54,077
Other assets	4,985	5,342
Total Assets	$419,581	$431,770

Liabilities And Equity
Current liabilities:
Accounts payable	$21,936	$22,895
Accrued compensation	7,463	13,703
Accrued employee benefits	5,707	5,087
Deferred revenue	14,706	13,899
Syndicated programs	5,897	8,685
Accrued income taxes	486	7,332
Other current liabilities	8,018	6,493
Current portion of long-term liabilities	559	561
Total Current Liabilities	64,772	78,655

Accrued employee benefits	57,798	58,534
Syndicated programs	5,342	5,114
Long-term notes payable to banks	72,575	74,570
Other long-term liabilities	6,734	5,970
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at March 27, 2011 and December 26, 2010	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at March 27, 2011 and December 26, 2010	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 7,706,443.282 shares at March 27, 2011 and 8,594,541.684 shares at December 26, 2010	156	165
Class A – authorized 170,000,000 shares; issued and outstanding: 44,275,987 shares at March 27, 2011 and 43,196,321 shares at December 26, 2010	443	432
Additional paid-in capital	260,698	260,376
Accumulated other comprehensive loss	(32,098)	(32,295)
Retained earnings	90,679	87,767
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Journal Communications, Inc. shareholders’ equity	211,196	207,763
Noncontrolling interest	1,164	1,164
Total Equity	212,360	208,927
Total Liabilities And Equity	$419,581	$431,770

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	First Quarter Ended
	March 27, 2011	March 28, 2010

Revenue:
Publishing	$41,800	$44,552
Broadcasting	42,109	42,605
Corporate eliminations	(48)	(220)
Total revenue	83,861	86,937

Operating costs and expenses:
Publishing	27,645	29,134
Broadcasting	21,935	21,596
Corporate eliminations	(48)	(220)
Total operating costs and expenses	49,532	50,510

Selling and administrative expenses	28,321	27,067
Total operating costs and expenses and selling and administrative expenses	77,853	77,577

Operating earnings	6,008	9,360

Other income and (expense):
Interest income	18	8
Interest expense	(1,080)	(562)
Total other income and (expense)	(1,062)	(554)

Earnings from continuing operations before income taxes	4,946	8,806

Provision for income taxes	1,912	3,546

Earnings from continuing operations	3,034	5,260

Earnings from discontinued operations, net of $221 and $(4) applicable income tax provision (benefit), respectively	341	43

Net earnings	3,375	5,303

Earnings per share:
Basic – Class A and B common stock:
Continuing operations	$0.05	$0.09
Discontinued operations	--	--
Net earnings	$0.05	$0.09

Diluted – Class A and B common stock:
Continuing operations	$0.05	$0.09
Discontinued operations	--	--
Net earnings	$0.05	$0.09

Basic and diluted – Class C common stock:
Continuing operations	$0.19	$0.23
Discontinued operations	--	--
Net earnings	$0.19	$0.23

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
First Quarter Ended March 27, 2011
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Noncontrolling	Treasury Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Interests	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375
Change in pension and postretirement (net of deferred tax of $127)						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan			-		181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of non-vested restricted stock					368					368

Balance at March 27, 2011	$-	$33	$156	$443	$260,698	$(32,098)	$90,679	$1,164	$(108,715)	$212,360

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
First Quarter Ended March 28, 2010
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Noncontrolling	Treasury Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Interests	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375
Change in pension and postretirement (net of deferred tax of $127)						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan			-		181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of non-vested restricted stock					368					368

Balance at March 27, 2011	$-	$33	$156	$443	$260,698	$(32,098)	$90,679	$1,164	$(108,715)	$212,360

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 27, 2011	March 28, 2010

Cash flow from operating activities:
Net earnings	$3,375	$5,303
Less earnings from discontinued operations	341	43
Earnings from continuing operations	3,034	5,260
Adjustments for non-cash items:
Depreciation	5,352	5,732
Amortization	392	492
Provision for doubtful accounts	260	338
Deferred income taxes	1,964	2,759
Non-cash stock-based compensation	281	299
Net (gain) loss from disposal of assets	(50)	83
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	8,036	7,602
Inventories	(55)	133
Accounts payable	(959)	(977)
Other assets and liabilities	(14,797)	(5,473)
Net Cash Provided By Operating Activities	3,458	16,248

Cash flow from investing activities:
Capital expenditures for property and equipment	(2,656)	(1,790)
Proceeds from sales of assets	64	2
Proceeds from sale of business	16	6
Net Cash Used For Investing Activities	(2,576)	(1,782)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	34,730	26,980
Payments on long-term notes payable to banks	(36,725)	(43,695)
Principal payments under capital lease obligations	(86)	(115)
Proceeds from issuance of common stock	163	146
Income tax benefits from vesting of non-vested restricted stock	430	95
Net Cash Used For Financing Activties	(1,488)	(16,589)

Cash from discontinued operations:
Net operating activities of discontinued operations	(223)	1,361
Net investing activities of discontinued operations	822	(57)
Net Cash Provided by Discontinued Operations	599	1,304

Net Decrease In Cash And Cash Equivalents	(7)	(819)

Cash and cash equivalents:
Beginning of year	2,056	3,369
At March 27, 2011 and March 28, 2010	$2,049	$2,550

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings and the operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, and IPC Print Services, Inc. (IPC), our former printing services business, have been reflected as discontinued operations in our consolidated condensed statement of operations. The balance sheet at December 26, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The operating results for the first quarter ended March 27, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 25, 2011. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2010.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill. The guidance applies to entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. We adopted this guidance in the first quarter of 2011. There was no impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance for business combinations. The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance in the first quarter of 2011 for future business combinations. There was no impact on our consolidated financial statements.

In July 2010, the FASB issued amended guidance for receivables. The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance for activity that occurs for our financing receivables in the first quarter of 2011. The adoption of these disclosures did not have a material impact on our consolidated financial statements. See Note 9, “Receivables,” for disclosures regarding our adoption of the FASB’s amended guidance for financing receivables.

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance in the first quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

3	NEW ACCOUNTING STANDARDS continued

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. This new guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables, based on their relative selling price. The guidance also establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management’s best estimate of selling price. We adopted this guidance in the first quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 4, “Multiple-Deliverable Revenue Arrangements,” for disclosures regarding our adoption of the FASB’s amended guidance for revenue recognition for arrangements with multiple deliverables.

4	MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS

Our daily newspaper sells print and online advertising in bundled arrangements, where multiple products are involved. Significant deliverables within these arrangements include advertsing in the printed daily newspaper and advertising placed on various company websites, each of which are considered separate units of accounting. Our broadcast business sells airtime on television and radio stations and online advertising in bundled arrangements, where multiple products are involved. Significant deliverables within these arrangements include advertising on television and radio stations and advertising placed on various company websites, each of which are considered separate units of accounting. There were no significant changes in units of accounting, the allocation process or the pattern and timing of revenue recognition upon adoption of this guidance.

5	EARNINGS PER SHARE

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

In applying the two-class method, we have determined that undistributed earnings should be allocated equally on a per share basis among each class of common stock due to the lack of any contractual participation rights of any class to those undistributed earnings. Undistributed losses are allocated to only the class A and B common stock for the reason stated above.

The following table sets forth the computation of basic earnings per share under the two-class method:

	First Quarter Ended
	March 27, 2011	March 28, 2010

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations	$3,034	$5,260
Less dividends declared or accrued:
Class A and B	--	--
Class C	464	464
Non-vested restricted stock	--	--
Total undistributed earnings from continuing operations	$2,570	$4,796

Class A and B undistributed earnings from continuing operations	$2,383	$4,428
Class C undistributed earnings from continuing operations	152	286
Non-vested restricted stock undistributed earnings from continuing operations	35	82
Total undistributed earnings from continuing operations	$2,570	$4,796

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--
Class A and B undistributed earnings	2,383	4,428
Numerator for basic earnings from continuing operations per class A and B common stock	$2,383	$4,428

Numerator for basic earnings from continuing operations per class C common stock:
Dividends accrued on class C	$464	$464
Class C undistributed earnings	152	286
Numerator for basic earnings from continuing operations per class C common stock	$616	$750

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding - Class A and B	51,126	50,533
Weighted average shares outstanding - Class C	3,264	3,264

Basic earnings per share from continuing operations
Class A and B	$0.05	$0.09
Class C	$0.19	$0.23

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	First Quarter Ended
	March 27, 2011	March 28, 2010

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$341	$43

Undistributed earnings from discontinued operations:
Class A and B	$316	$40
Class C	20	3
Non-vested restricted stock	5	--
Total undistributed earnings from discontinued operations	$341	$43

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding - Class A and B	51,126	50,533
Weighted average shares outstanding - Class C	3,264	3,264

Basic earnings per share from discontinued operations
Class A and B	$--	$--
Class C	$--	$--

Numerator for basic net earnings for each class of common stock:
Net earnings	$3,375	$5,303
Less dividends declared or accrued:
Class A and B	--	--
Class C	464	464
Non-vested restricted stock	--	--
Total undistributed net earnings	$2,911	$4,839

Undistributed net earnings:
Class A and B	$2,699	$4,468
Class C	172	289
Non-vested restricted stock	40	82
Total undistributed net earnings	$2,911	$4,839

Numerator for basic net earnings per class A and B common stock:
Dividends declared on class A and B	$--	$--
Class A and B undistributed net earnings	2,699	4,468
Numerator for basic net earnings per class A and B common stock	$2,699	$4,468

Numerator for basic net earnings per class C common stock:
Dividends accrued on class C	$464	$464
Class C undistributed net earnings	172	289
Numerator for basic net earnings per class C common stock	$636	$753

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding - Class A and B	51,126	50,533
Weighted average shares outstanding - Class C	3,264	3,264

Basic net earnings per share:
Class A and B	$0.05	$0.09
Class C	$0.19	$0.23

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock. For the first quarter of 2011 and 2010, 220 and 306 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive. The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	First Quarter Ended
	March 27, 2011	March 28, 2010
Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$--	$--
Total undistributed earnings from continuing operations	2,383	4,428
Total undistributed earnings from discontinued operations	316	40
Net earnings	$2,699	$4,468

Denominator for diluted net earnings per share:
Weighted average shares outstanding - class A and B	51,126	50,533

Diluted earnings per share:
Continuing operations	$0.05	$0.09
Discontinued operations	--	--
Net earnings	$0.05	$0.09

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

6	COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	First Quarter Ended
	March 27, 2011	March 28, 2010

Net earnings	$3,375	$5,303
Change in pension and post-retirement (net of tax)	197	441
Comprehensive income	$3,572	$5,744

7	VARIABLE INTEREST ENTITY

We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV, pending FCC rule changes and approval. Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV. Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV. As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consists primarily of a broadcast license and investments. The investments of ACE TV Inc. can be used only to settle obligations of ACE TV, Inc. Creditors of ACE TV, Inc. have no recourse to our general credit. We have not provided financial or other support that we are not contractually required to provide.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

8	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories as of March 27, 2011 and December 26, 2010 consist of the following:

	March 27, 2011	December 26, 2010

Paper and supplies	$1,093	$1,043
Work in process	41	36
Less obsolescence reserve	(44)	(44)
Inventories, net	$1,090	$1,035

9	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by cable, satellite and telecommunications providers. We record accounts receivable at original invoice amounts. The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts as of March 27, 2011 and December 26, 2010 was $3,386 and $3,286, respectively.

We have a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009. Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014. The note receivable balance as of March 27, 2011 and December 26, 2010 was $430. This note receivable is reported in other assets in the consolidated condensed balance sheets. Management monitors the level of payment activity and, to date, all monthly interest-only payments have been received on time and in full. We believe that we will collect the amount owed to us.

In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years. At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively. As of March 27, 2011, the notes receivable balances were $634 and $82, respectively, and as of December 26, 2010, the notes receivable balances were $624 and $96, respectively. As of March 27, 2011, the current portion of the notes receivable balances was $266 and is reported in receivables, net in the consolidated condensed balance sheets. The non-current portion of the notes receivable was $450 and is reported in other assets in the consolidated condensed balance sheets. Management monitors the operating performance of the buyer by reviewing quarterly revenue performance reports and annual financial statements. Based on our monitoring, we believe that we will collect all amounts owed to us pursuant to these notes receivable.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

10	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur. We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years. Management determined there were no significant adverse changes in the value of these assets as of March 27, 2011.

Amortization expense was $392 for the first quarter ended March 27, 2011, and $492 for the first quarter ended March 28, 2010. Estimated amortization expense for our next five fiscal years is $1,569 for 2011, $1,494 for 2012, $1,375 for 2013, $1,276 for 2014 and $1,263 for 2015.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 27, 2011 and December 26, 2010 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 27, 2011
Network affiliation agreements	$26,930	$(7,329)	$19,601
Customer lists	6,794	(5,435)	1,359
Non-compete agreements	10,410	(10,372)	38
Other	3,896	(2,298)	1,598
Total	$48,030	$(25,434)	$22,596

December 26, 2010
Network affiliation agreements	$26,930	$(7,062)	$19,868
Customer lists	6,794	(5,353)	1,441
Non-compete agreements	10,435	(10,392)	43
Other	3,896	(2,260)	1,636
Total	$48,055	$(25,067)	$22,988

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely. The net carrying amount of our broadcast licenses was $82,426 as of March 27, 2011 and December 26, 2010.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
There were no changes in the carrying amount of goodwill for the quarter ended March 27, 2011. We currently have $4,285 of goodwill recorded at our community newspapers and shoppers reporting unit and $4,813 of goodwill recorded at our broadcasting reporting unit. We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

11	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the first quarter of 2011, we recorded a pre-tax charge of $11 for workforce separation benefits. This charge was recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations. Activity associated with the workforce reduction and business initiatives during the first quarter of 2011 was as follows:

	Balance as of December 26, 2010	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of March 27, 2011

Daily newspaper	$1,365	$(4)	$(268)	$1,093
Community newspapers and shoppers	72	15	(46)	41
Total	$1,437	$11	$(314)	$1,134

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

12	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions. The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes, unless the statute of limitations has been previously extended. Accordingly, our 2007 through 2009 tax returns are open for federal purposes, and our 2006 through 2009 tax returns remain open for state tax purposes. Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns, Illinois for our 2006 and 2007 tax returns and Florida for our 2007 through 2009 tax returns.

As of March 27, 2011, our liability for unrecognized tax benefits was $903, which, if recognized, would have an impact on our effective tax rate. We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of March 27, 2011, we had $242 accrued for interest expense and penalties. Interest expense was immaterial during the first quarter of 2011.

As of March 27, 2011, it is possible for $270 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

13	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. Our maximum potential obligation pursuant to the guarantee was $1,015 as of March 27, 2011. As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease. In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expires in May 2011. In addition, the buyer has assumed certain leases for equipment and we have provided a guarantee for the remaining lease obligations. The equipment leases expire in March 2012. Our maximum potential obligations pursuant to the guarantee and the assumed leases are $317 as of March 27, 2011.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	First Quarter Ended
	March 27, 2011	March 28, 2010

Service cost	$--	$--
Interest cost	1,963	2,085
Expected return on plan assets	(2,399)	(2,571)
Amortization of:
Unrecognized prior service cost	(3)	(41)
Unrecognized net loss	245	680
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$(194)	$153

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006. We do not expect to contribute to the qualified pension plan in 2011. Based on current projections, we expect to contribute $3,300 to our qualified defined benefit pension plan in 2012. We expect to contribute $469 and $517 to our unfunded non-qualified pension plan in 2011 and 2012, respectively.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

14	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	First Quarter Ended
	March 27, 2011	March 28, 2010

Service cost	$13	$21
Interest cost	207	238
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net transition obligation	137	137
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$302	$341

15	NOTES PAYABLE TO BANKS

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

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage. Our borrowings from non-extending lenders under the secured credit facility incur interest at LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 27, 2011 and December 26, 2010, we had borrowings of $72,575 and $74,570, respectively, under our credit facility at a weighted average rate of 2.64% and 3.06%, respectively.

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

We estimate the fair value of our secured credit facility as of March 27, 2011 to be $71,191, based on discounted cash flows using an interest rate of 3.40%. We estimated the fair value of our unsecured revolving facility as of December 26, 2010 to be $72,547, based on discounted cash flows using an interest rate of 4.05%. These fair value measurements fall within level 3 of the fair value hierarchy.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

15	NOTES PAYABLE TO BANKS continued

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

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

16	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards. The 2007 Plan also provides for the issuance of cash-based awards. The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan. We will not grant any additional awards under the 2003 Plan. As of March 27, 2011 there are 2,759,644 shares available for issuance under the 2007 Plan.

During the first quarter ended March 27, 2011 we recognized $292 in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 27, 2011 was $113. During the first quarter ended March 28, 2010, we recognized $335 in stock-based compensation expense, including $28 recorded in earnings from discontinued operations. Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 28, 2010 was $134. We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date. As of March 27, 2011, total unrecognized compensation cost related to stock-based compensation awards (consisting of non-vested restricted stock) was $2,415 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.4 years. Stock-based compensation expense is reported in selling and administrative expenses and earnings from discontinued operations in our consolidated condensed statements of operations.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during the first quarter of 2011 is:

	Shares	Weighted Average Fair Value

Non-vested at December 26, 2010	777,872	$2.69
Granted	246,980	4.36
Vested	(304,528)	2.61
Forfeited	(3,400)	5.63
Non-vested at March 27, 2011	716,924	3.83

Our non-vested restricted stock grants vest from one to three years from the grant date. The total fair value of shares vesting during the first quarter of 2011 was $794. There was an aggregate of 249,125 unrestricted and non-vested restricted stock grants issued to our non-employee directors (10,125 shares) and employees (239,000 shares) in the first quarter of 2010 at a weighted average fair value of $3.60 per share, of which 94,261 of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase. We recognize compensation expense equal to the 10% discount of the fair market value. Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan. There were 35,683 class B common shares sold to employees under this plan in the first quarter of 2011 at a weighted average fair value of $4.55. As of March 27, 2011, there are 2,292,164 shares available for sale under the plan.

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

A summary of SAR activity during the first quarter of 2011 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding at December 26, 2010	1,083,207	$10.71	6.6

Exercisable at December 26, 2010	909,527	11.21	6.5

Outstanding and exercisable at March 27, 2011	1,083,207	10.71	6.4

173,680 SARs vested during the first quarter of 2011. The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the first quarter of 2011 is zero because the fair market value of our class B common stock on March 27, 2011 was lower than the weighted average exercise price of the SARs.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

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

A summary of stock option activity during the first quarter of 2011 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding and exercisable at December 26, 2010	26,500	$18.06	0.3
Expired	(6,500)	19.95	--
Outstanding and exercisable at March 27, 2011	20,000	17.74	0.1

The aggregate intrinsic value of stock options outstanding and exercisable at the end of the first quarter of 2011 is zero because the fair market value of our class B common stock on March 27, 2011 was lower than the weighted average exercise price of the options.

17	DISCONTINUED OPERATIONS

NorthStar Print Group, Inc.
During 2005, Multi-Color Corporation (Multi-Color) acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our former label printing business. Certain liabilities were excluded from the sale of NorthStar and primarily consisted of environmental site closure costs for both the Green Bay, Wisconsin real estate and real estate located in Norway, Michigan. In January 2011, upon environmental site closure in Green Bay, Wisconsin, we sold the real estate holdings to Multi-Color according to the 2005 sale agreement. The net proceeds were $822 and we recorded a pre-tax gain of $610. We continue to have environmental site closure obligations with respect to the Norway, Michigan real estate, which was sold to Multi-Color in 2005.

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable income taxes in the consolidated condensed statement of operations for the first quarter ended March 27, 2011 and March 28, 2010:

	First Quarter Ended
	March 27, 2011	March 28, 2010

Revenue	$--	$--
Earnings before income taxes	562	--

PrimeNet Marketing Services
During 2010, we sold substantially all of the operating assets of PrimeNet, our former direct marketing services business, located in St. Paul, Minnesota and Clearwater, Florida in two separate transactions. We received a $700 note repayable over four years and a $147 working capital note repayable over three years for the sale of the Clearwater, Florida based operations.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

17	DISCONTINUED OPERATIONS continued

The following table summarizes PrimeNet’s revenue and loss before income taxes as reported in earnings from the discontinued operations, net of applicable income taxes in the consolidated condensed statement of operations for the first quarter ended March 27, 2011 and March 28, 2010.

	First Quarter Ended
	March 27, 2011	March 28, 2010

Revenue	$--	$2,144
Loss before income taxes	--	(687)

IPC Print Services, Inc.
During 2010, we sold substantially all of the assets and certain liabilities of IPC, our former printing services business, to Walsworth Publishing Company (Walsworth). An escrow fund in the amount of $731 has been established to secure our representations and warranties pursuant to the purchase agreement for two years from the date of the sale, after which time, any remaining funds will be delivered to us.

The following table summarizes IPC’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable taxes in the consolidated condensed statement of operations for the first quarter ended March 27, 2011 and March 28, 2010:

	First Quarter Ended
	March 27, 2011	March 28, 2010

Revenue	$--	$11,635
Earnings before income taxes	--	726

Certain liabilities were excluded from the sale of IPC and are included in continuing operations in the March 27, 2011 and December 26, 2010 consolidated condensed balance sheets. These liabilities include workers’ compensation, accrued compensation (paid in the first quarter of 2011) and working capital adjustments due to Walsworth pursuant to the sale agreement (payable in the second quarter of 2011).

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

18	SEGMENT REPORTING

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

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the first quarter ended March 27, 2011 and March 28, 2010 and identifiable total assets as of March 27, 2011 and December 26, 2010:

	First Quarter Ended
	March 27, 2011	March 28, 2010
Revenue
Publishing	$41,800	$44,552
Broadcasting	42,109	42,605
Corporate eliminations	(48)	(220)
	$83,861	$86,937

Operating earnings (loss)
Publishing	$1,825	$3,389
Broadcasting	5,975	7,719
Corporate	(1,792)	(1,748)
	$6,008	$9,360

Depreciation and amortization
Publishing	$2,632	$2,898
Broadcasting	2,966	3,204
Corporate	146	122
	$5,744	$6,224

Capital expenditures
Publishing	$366	$412
Broadcasting	2,140	1,371
Corporate	150	7
	$2,656	$1,790

	March 27, 2011	December 26, 2010

Identifiable total assets
Publishing	$119,030	$125,870
Broadcasting	269,400	275,985
Corporate & discontinued operations	31,151	29,915
	$419,581	$431,770

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the first quarter ended March 27, 2011, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2010:

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

•	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;
•	our ability to remain in compliance with the terms of our credit agreement;
•	changes in interest rates or statutory tax rates;
•	the outcome of pending or future litigation;
•	energy costs;
•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures including share repurchases on our results of operations, financial condition or stock price; and
•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; and (iii) corporate. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida. Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. Results from our interactive media assets are included in our publishing and broadcasting segments. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Over the past several years, fundamentals in the newspaper industry have deteriorated significantly. Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the internet and other advertising forms. Circulation declines and online competition have also negatively impacted newspaper industry revenues. Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

In the first quarter of 2011, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry. We have seen advertisers reduce their advertising spending in virtually all advertising categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertisting rate decreases in an effort to increase volume, we have seen a decrease in the average rate per inch of advertising. Retail advertising revenue decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in ROP and preprint advertising primarily in the communications, home improvement, food, automotive, finance and insurance, and furniture categories and the loss of certain advertisers from our total market coverage product (our non-subscriber product). Classified advertising revenue, primarily in the real estate category, also decreased in the first quarter of 2011 compared to the first quarter of 2010. Interactive advertising revenue increased $0.3 million at our daily newspaper in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in sponsorships sold and classified upsells. National advertising revenue decreased $0.1 million in the first quarter of 2011 primarily due to a decrease in ROP advertising in the communications category. At our daily newspaper, commercial delivery revenue increased $0.2 million and commercial printing revenue decreased $0.3 million in the first quarter of 2011 compared to the first quarter of 2010. Operating earnings at our publishing businesses decreased $1.6 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue. Total expenses decreased $1.1 million, or 2.9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in employee related expenses, partially offset by an increase in delivery costs for our total market coverage product and an increase in newsprint and paper costs.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues. Our television and radio stations are attracting new local advertisers through the creation of new local content and programs that combine television or radio with digital. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular. Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets. Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming. Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers. Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates. The expected increased ratings during the Olympic time period, as well as the additional available inventory, for our three NBC affiliates provides us the opportunity to sell advertising at premium rates.

Revenue from our broadcasting businesses decreased $0.5 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a $2.2 million decrease in Olympic advertising revenue, partially offset by a $1.1 million increase in local advertising revenue (in part due to an increase in local inventory availability in a non-Olympic year), a $0.2 million increase in political and issue advertising revenue, a $0.2 million increase in retransmission revenue and a $0.1 million increase in national advertising revenue. Operating earnings from our broadcasting business decreased $1.7 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an increase in expenses and the impact from the decrease in advertising revenue. Total expenses increased $1.2 million, or 3.6%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in sports rights fees, an increase in expenses for expanded news coverage of the Green Bay Packers and the Wisconsin political battles, and an increase in network fees.

Index

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers. While we are seeing some improvement at our broadcasting businesses, persistent high unemployment, lack of strong economic growth and continued economic uncertainty temper our optimism with respect to improved revenue in the near term. Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences. We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2010 or prior years given the secular changes affecting the newspaper industry.

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

We are currently negotiating with DISH Network L.L.C. (DISH Network) for continued carriage on their system and expect to enter into a new multi-year agreement in the near future. Aside from the DISH Network contract, we do not have any material retransmission contracts expiring this year with any other operators.

Results of Operations

First Quarter Ended March 27, 2011 compared to the First Quarter Ended March 28, 2010

Our consolidated revenue in the first quarter of 2011 was $83.9 million, a decrease of $3.0 million, or 3.5%, compared to $86.9 million in the first quarter of 2010. Our consolidated operating costs and expenses in the first quarter of 2011 were $49.5 million, a decrease of $1.0 million, or 1.9%, compared to $50.5 million in the first quarter of 2010. Our consolidated selling and administrative expenses in the first quarter of 2011 were $28.4 million, an increase of $1.4 million, or 4.6%, compared to $27.0 million in the first quarter of 2010.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2011 and the first quarter of 2010:

	2011	Percent of Total Revenue	2010	Percent of Total Revenue
	(dollars in millions)

Revenue:
Publishing	$41.8	49.8%	$44.5	51.3%
Broadcasting	42.1	50.2	42.6	49.0
Corporate eliminations	--	--	(0.2)	(0.3)
Total revenue	83.9	100.0	86.9	100.0

Total operating costs and expenses	49.5	59.0	50.5	58.1
Selling and administrative expense	28.4	33.8	27.0	31.1
Total operating costs and expenses and selling and administrative expenses	77.9	92.8	77.5	89.2
Total operating earnings	$6.0	7.2%	$9.4	10.8%

Our publishing businesses experienced a 7.2% decrease in retail advertising revenue in the first quarter of 2011 compared to the first quarter of 2010 primarily in consumer-driven categories. The retail advertising revenue decreases were in the communications, home improvement, food, automotive, finance and insurance, and furniture categories. Classified advertising revenue decreased 13.5% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in the real estate category. Partially offsetting these revenue decreases was an 11.6% increase in online advertising revenue and a 14.1% increase in commercial delivery revenue at our daily newspaper in the first quarter of 2011 compared to the first quarter of 2010. We believe consumers are still cautious in regards to spending discretionary income. Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting businesses, advertising revenue decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the absence of Olympic advertising revenue, partially offset by an increase in local, national and political and issue advertising revenue, and an increase in retransmission revenue. Automotive advertising increased $0.5 million, or 7.3%, in the first quarter of 2011 compared to the first quarter of 2010 primarily at our radio stations.

The decrease in total operating costs and expenses in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to a decrease in employee related expenses reflecting the savings from workforce reduction initiatives implemented in 2010, partially offset by an increase in sports rights fees, an increase in delivery fees for our re-launched, mail-based total market coverage product and an increase in newsprint and paper costs. The increase in selling and administrative expenses was primarily due to an increase in professional service fees, restoring our company-wide 401(k) match and an increase in promotional expenses.

Index

Our consolidated operating earnings were $6.0 million in the first quarter of 2011, a decrease of $3.4 million, or 35.8%, compared to $9.4 million in the first quarter of 2010. The following table presents our operating earnings (loss) by segment for the first quarter of 2011 and the first quarter of 2010:

	2011	2010
	(dollars in millions)

Publishing	$1.8	$3.4
Broadcasting	6.0	7.7
Corporate	(1.8)	(1.7)
Total operating earnings	$6.0	$9.4

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing and broadcasting businesses and the increase in selling and administrative expenses.

EBITDA in the first quarter of 2011 was $11.8 million, a decrease of $3.8 million, or 24.6%, compared to $15.6 million in the first quarter of 2010. We define EBITDA as net earnings (loss) excluding earnings/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization. Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry. EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the first quarter of 2011 and the first quarter of 2010:

	2011	2010
	(dollars in millions)

Net earnings	$3.4	$5.3
Earnings from discontinued operations, net	(0.3)	--
Provision for income taxes	1.9	3.5
Total other expense, net (which is entirely comprised of interest income and expense)	1.1	0.6
Depreciation	5.3	5.7
Amortization	0.4	0.5
EBITDA	$11.8	$15.6

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in the first quarter of 2011 was $41.8 million, a decrease of $2.7 million, or 6.2%, compared to $44.5 million in the first quarter of 2010. Operating earnings from publishing were $1.8 million in the first quarter of 2011, a decrease of $1.6 million, or 46.1%, compared to $3.4 million in the first quarter of 2010.

Index

The following table presents our publishing revenue by category and operating earnings for the first quarter of 2011 and the first quarter of 2010:

	2011			2010
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$12.8	$4.4	$17.2	$13.8	$4.8	$18.6	(7.2)
Classified	4.3	0.8	5.1	4.9	1.0	5.9	(13.5)
National	1.1	--	1.1	1.2	--	1.2	(8.3)
Direct marketing	0.1	--	0.1	0.1	--	0.1	(18.2)
Total advertising revenue	18.3	5.2	23.5	20.0	5.8	25.8	(8.8)
Circulation revenue	12.5	0.5	13.0	12.5	0.5	13.0	(0.4)
Other revenue	4.6	0.7	5.3	5.0	0.7	5.7	(7.8)
Total revenue	$35.4	$6.4	$41.8	$37.5	$7.0	$44.5	(6.2)

Operating earnings (loss)	$2.0	$(0.2)	$1.8	$3.5	$(0.1)	$3.4	(46.1)

Advertising revenue accounted for 56.3% of total publishing revenue in the first quarter of 2011 compared to 57.9% in the first quarter of 2010. The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories. In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the first quarter of 2011.

Retail advertising revenue in the first quarter of 2011 was $17.2 million, a decrease of $1.4 million, or 7.2%, compared to $18.6 million in the first quarter of 2010. The $1.0 million decrease in retail advertising revenue at our daily newspaper was primarily due to a decrease in preprint advertising revenue, the loss of certain advertisers from our total market coverage product and a decrease in ROP advertising revenue, partially offset by an increase in retail online advertising revenue. The revenue decreases were in the communications, home improvement, food, automotive, finance and insurance, and furniture categories. We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper. The same trends persisted in our community newspapers and shoppers business. The $0.4 million decrease in retail advertising revenue at our community newspapers and shoppers was primarily due to decreases in automotive, retail and real estate advertising and a decrease from publications we decided to exit.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales. As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the first quarter of 2011 compared to the first quarter of 2010, partially offset by an increase in classified online advertising revenue. Classified advertising revenue in the first quarter of 2011 was $5.1 million, a decrease of $0.8 million, or 13.5%, compared to $5.9 million in the first quarter of 2010. At our daily newspaper, classified advertising revenue decreased $0.6 million, or 12.1%, in the first quarter of 2011 compared to the first quarter of 2010. The decrease was lead by the real estate category, which decreased $0.4 million, or 36.6%. The slow recovery in the Milwaukee area housing market continues to affect us. Additionally, the other category decreased $0.1 million, or 8.4%, and the automotive and employment categories combined decreased $0.1 million, or 3.8% compared to the first quarter of 2010. The average rate per inch of classified advertising decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the planned decrease in rates for employment classified revenue in an effort to increase volume. We believe this strategy was successful as we experienced a 51.2% increase in volume for employment classified advertising in the first quarter of 2011 compared to the first quarter of 2010. Historically, rates for employment classified advertising have been higher than other classified advertising categories. Average rates per inch for real estate and automotive advertising revenue also decreased compared to the first quarter of 2010. At our community newspapers and shoppers business, classified advertising revenue decreased $0.2 million, or 20.5%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to decreases in automotive, employment and real estate classified advertising revenue and a decrease from publications we decided to exit.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the first quarter of 2011 was $0.2 million, or 12.8%, compared to the first quarter of 2010.

Total retail and classified interactive advertising revenue at our daily newspaper was $2.6 million in the first quarter of 2011, an increase of $0.3 million, or 11.6%, compared to $2.3 million in the first quarter of 2010. Interactive retail advertising revenue increased 10.7% compared to the first quarter of 2010 due to an increase in sponsorships sold and interactive classified advertising revenue increased 12.8% compared to the first quarter of 2010 due to an increase in classified upsells. Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $1.1 million in the first quarter of 2011, a decrease of $0.1 million, or 8.3%, compared to $1.2 million in the first quarter of 2010. The decrease was primarily due to a decrease in ROP advertising in the communications category.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in both the first quarter of 2011 and the first quarter of 2010.

Circulation revenue accounted for 31.0% of total publishing revenue in the first quarter of 2011 compared to 29.2% in the first quarter of 2010. Circulation revenue was $13.0 million in both the first quarter of 2011 and the first quarter of 2010. In the first quarter of 2011, our daily newspaper launched a program titled “Big Wednesday” in which Sunday-only subscribers receive the Wednesday edition of the daily newspaper as part of their existing Sunday-only subscription. We believe this program will help our advertisers reach a larger mid-week audience.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 12.7% of total publishing revenue in the first quarter of 2011 compared to 12.9% in the first quarter of 2010. Other revenue was $5.3 million in the first quarter of 2011, a decrease of $0.4 million, or 7.8%, compared to $5.7 million in the first quarter of 2010. The $0.4 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue from the loss of a significant customer, partially offset by an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers. At our community newspapers and shoppers business, other revenue was $0.1 million in both the first quarter of 2011 and the first quarter of 2010.

Publishing operating earnings in the first quarter of 2011 were $1.8 million, a decrease of $1.6 million, or 46.1%, compared to $3.4 million in the first quarter of 2010. The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue. In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms. Total expenses decreased $1.1 million, or 2.9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in employee related expenses, partially offset by an increase in delivery costs for our total market coverage product (which was re-launched as a mail-based product in the fourth quarter of 2010) and an increase in newsprint and paper costs. Total newsprint and paper costs for our publishing businesses in the first quarter of 2011 were $4.1 million, an increase of $0.2 million, or 5.5%, compared to $3.9 million in the first quarter of 2010 due to a 13.2% increase in average newsprint pricing per metric ton, partially offset by a 5.7% decrease in newsprint consumption due to the decrease in waste and advertising pages.

Broadcasting

Revenue from broadcasting in the first quarter of 2011 was $42.1 million, a decrease of $0.5 million, or 1.2%, compared to $42.6 million in the first quarter of 2010. Operating earnings from broadcasting in the first quarter of 2011 were $6.0 million, a decrease of $1.7 million, or 22.6%, compared to $7.7 million in the first quarter of 2010.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2011 and the first quarter of 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$27.5	$14.6	$42.1	$28.4	$14.2	$42.6	(1.2)

Operating earnings	$3.8	$2.2	$6.0	$5.1	$2.6	$7.7	(22.6)

Revenue from our television stations in the first quarter of 2011 was $27.5 million, a decrease of $0.9 million, or 3.4%, compared to $28.4 million in the first quarter of 2010. We experienced a revenue decrease in all but three of our television markets. There was no Olympic advertising revenue in the first quarter of 2011. Olympic advertising revenue was $2.2 million in the first quarter of 2010. Partially offsetting the absence of Olympic advertising revenue, local advertising revenue increased $0.9 million, or 4.7%; political and issue advertising revenue increased $0.2 million, or 21.8%; and retransmission revenue increased $0.2 million, or 13.9%. Local advertising revenue increased due to an increase in local inventory availability (due to this being a non-Olympic broadcast year) and an increase in automotive advertising. While 2011 is considered a non-political and issue advertising year, political and issue revenue increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the political battles in Wisconsin and the mayoral race in Las Vegas. Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue decreases in a number of categories, specifically financial, communications, restaurants, medical and pharmaceuticals, partially offset by increases in the automotive and casino and gambling categories. Automotive advertising revenue represented 18.0% of television advertising revenue in the first quarter of 2011 compared to 16.9% in the first quarter of 2010. Automotive advertising revenue was $4.9 million in the first quarter of 2011, an increase of $0.1 million, or 2.9%, compared to $4.8 million in the first quarter of 2010. Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms. Interactive revenue was $0.4 million in the first quarter of 2011, an increase of $0.1 million, or 38.6%, compared to $0.3 million in the first quarter of 2010. Interactive revenue is reported in local advertising revenue.

Index

Operating earnings from our television stations in the first quarter of 2011 were $3.8 million, a decrease of $1.3 million, or 26.9%, compared to $5.1 million in the first quarter of 2010. The decrease in operating earnings was primarily due to the impact from the decrease in advertising revenue and an increase in expenses. Total television expenses in the first quarter of 2011 increased $0.4 million, or 1.8%, compared to the first quarter of 2010 primarily due to increases in employee related expenses, expenses related to expanded news coverage of the Green Bay Packers and the Wisconsin political battles, and network fees. Throughout 2011, we intend to selectively add back expense to invest in our employees, programming, and promoting our products.

Revenue from our radio stations in the first quarter of 2011 was $14.6 million, an increase of $0.4 million, or 3.4%, compared to $14.2 million in the first quarter of 2010. We experienced revenue increases in four of our seven radio markets. Compared to the first quarter of 2010, local advertising revenue increased $0.2 million, or 2.2%; national advertising revenue increased $0.1 million, or 12.3%; and other revenue increased $0.1 million, or 5.9%. Political and issue advertising revenue was $0.1 million in both the first quarter of 2011 and the first quarter of 2010. Our radio stations experienced revenue increases in a number of categories, specifically media, automotive, professional services, financial, pharmaceuticals, home products and restaurants, partially offset by decreases in the entertainment, medical, legal and home improvement categories. Automotive advertising represented 14.2% of radio advertising revenue in the first quarter of 2011 compared to 12.3% in the first quarter of 2010. Automotive advertising revenue was $2.1 million in the first quarter of 2011, an increase of $0.3 million, or 19.5%, compared to $1.7 million in the first quarter of 2010. Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms. Interactive revenue was $0.4 million in both the first quarter of 2011 and the first quarter of 2010. Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the first quarter of 2011 were $2.2 million, a decrease of $0.4 million, or 14.0%, compared to $2.6 million in the first quarter of 2010. The decrease in operating earnings was primarily due to an increase in expenses, partially offset by the impact from the increase in advertising revenue. Total radio expenses increased $0.8 million, or 7.2%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in sports rights fees for the broadcast of additional Green Bay Packers games and a charge recorded for the expected loss from the broadcast rights fee of a sports contract. Throughout 2011, we are selectively adding back expense to invest in our employees, programming, and promoting our products.

Corporate

Revenue and expense eliminations were insignificant in the first quarter of 2011 compared to $0.2 million in the first quarter of 2010. The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance. The unallocated expenses were $1.8 million in the first quarter of 2011, an increase of $0.1 million compared to $1.7 million in the first quarter of 2010. This increase was primarily due to an increase in professional services fees.

Other Income and Expense and Taxes

Interest income was insignificant in both the first quarter of 2011 and the first quarter of 2010. Interest expense was $1.1 million in the first quarter of 2011 compared to $0.6 million in the first quarter of 2010. The increase in interest expense was due to the increase in borrowing rates under our amended and extended credit agreement entered into on August 13, 2010, partially offset by the decrease in average borrowings. Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in the first quarter of 2011 compared to $0.1 million in the first quarter of 2010.

Our effective tax rate was 38.7% in the first quarter of 2011 compared to 40.3% in the first quarter of 2010. The decrease was primarily due to an audit settlement in the first quarter of 2011.

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were $0.3 million in the first quarter of 2011 and were insignificant in the first quarter of 2010. Income tax expense was $0.2 million in the first quarter of 2011.

Index

During 2005, Multi-Color Corporation (Multi-Color) acquired substantially all of the assets and certain liabilities of NorthStar Print Group, Inc. (NorthStar), our former label printing business. Certain liabilities were excluded from the sale of NorthStar and primarily consisted of environmental site closure costs for both the Green Bay, Wisconsin real estate and real estate located in Norway, Michigan. In January 2011, upon environmental site closure in Green Bay, Wisconsin, we sold the real estate holdings to Multi-Color according to the 2005 sale agreement. The net proceeds were $0.8 million and we recorded a pre-tax gain of $0.6 million. We continue to have environmental site closure obligations with respect to the Norway, Michigan real estate, which was sold to Multi-Color in 2005.

In the first quarter of 2010, revenue from PrimeNet Marketing Services (PrimeNet) was $2.1 million and we recorded a $0.4 million net loss from operations and shut down related costs. In the first quarter of 2010, revenue from IPC Print Services, Inc. (IPC) was $11.6 million and we recorded $0.4 million in net earnings from operations.

Net Earnings

Our net earnings in the first quarter of 2011 were $3.4 million, a decrease of $1.9 million, or 36.4%, compared to $5.3 million in the first quarter of 2010. The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the increase in interest expense, partially offset by the decrease in the provision for income taxes and the increase in earnings from discontinued operations.

Earnings per Share for Class A and B Common Stock

In the first quarter of 2011, basic and diluted net earnings per share of class A and B common stock were $0.05 for both. This compared to $0.09 for both in the first quarter of 2010. Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.05 for both in the first quarter of 2011. This compared to $0.09 for both in the first quarter of 2010. There were no basic and diluted earnings per share from discontinued operations in the first quarter of 2011 and the first quarter of 2010.

Liquidity and Capital Resources

Our cash balance was $2.0 million as of March 27, 2011. We believe our expected cash flows from operations and borrowings available under our credit facility of $203.5 million as of March 27, 2011, will meet our needs for the short-and long-term. During the first quarter of 2011, we reduced our notes payable to banks by $2.0 million. Throughout 2011, we expect to selectively invest resources in digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility). In connection with this amendment, certain lenders reduced their commitments to $225.0 million and extended the expiration date to December 2, 2013 (extending lenders). The remaining lenders, with terms and commitments that remain unchanged at $74.0 million, did not extend the original maturity date of June 2, 2011 (non-extending lenders). Since August 13, 2010, there has been no outstanding principal amount of revolving loans drawn under the commitments maturing on June 2, 2011. The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends. At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100.0 million. The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage. Our borrowings from non-extending lenders under the secured credit facility incur interest at LIBOR plus a margin that ranges from 37.5 basis points to 87.5 basis points, depending on our leverage, or the base rate, which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus 100 basis points. As of March 27, 2011 and December 26, 2010, we had borrowings of $72.6 million and $74.6 million, respectively, under our credit facility at a weighted average rate of 2.64% and 3.06%, respectively.

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

Index

We estimate the fair value of our secured credit facility as of March 27, 2011 to be $71.2 million, based on discounted cash flows using an interest rate of 3.40%. We estimated the fair value of our unsecured revolving facility as of December 26, 2010 to be $72.5 million, based on discounted cash flows using an interest rate of 4.05%. These fair value measurements fall within level 3 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges. As of March 27, 2011, our consolidated funded debt ratio was 0.92-to-1 resulting in a maximum borrowing capacity of $276.1 million. As of March 27, 2011, we are able to borrow an additional $203.5 million under our secured credit facility. Our future borrowing capacity is subject to change due to the changes in our future operating results.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense. As of March 27, 2011, our interest coverage ratio was 20.33-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

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

Our liability for separation benefits of $1.1 million as of March 27, 2011 will be paid during the next two years. The ongoing activity of our liability for separation benefits during the first quarter of 2011 was as follows:

	Balance as of December 26, 2010	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of March 27, 2011
	(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.4	$--	$(0.3)	$1.1
Total	$1.4	$--	$(0.3)	$1.1

Dividends

Since April 2009, our board of directors has suspended dividends on our class A and class B shares. Our board of directors also suspended the payment of the cumulative dividend on our class C shares. The accumulated class C dividend of approximately $0.14 per share each quarter must be paid prior to the payment of any future dividends on our class A and class B shares. As of May 4, 2011, we had $4.2 million accrued for class C dividends. Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Index

Cash Flow

Continuing Operations

During the past two years, we primarily used our cash to reduce our notes payable to banks. We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables. In the first quarter of 2011, we reduced our notes payables to banks by $2.0 million while selectively adding back expense to invest in our employees, programming, and products.

Cash provided by operating activities was $3.5 million in the first quarter of 2011 compared to $16.2 million in the first quarter of 2010. The decrease was primarily due to increased income tax payments and payments related to our executive incentive compensation plan and other performance based plans related to our 2010 results, and the decrease in net earnings.

Cash used for investing activities was $2.6 million in the first quarter of 2011 compared to $1.8 million in the first quarter of 2010. Capital expenditures were $2.7 million in the first quarter of 2011 compared to $1.8 million in the first quarter of 2010. Our capital expenditures in the first quarter of 2011 were primarily at our broadcasting business for high definition equipment, digital content management solutions and needed improvements at our facilities. We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives. In the second quarter of 2011, we received $0.2 million in proceeds from the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.

Cash used for financing activities was $1.5 million in the first quarter of 2011 compared to $16.6 million in the first quarter of 2010. Borrowings under our credit facility in the first quarter of 2011 were $34.7 million and we made payments of $36.7 million, reflecting a $2.0 million decrease in our notes payable to banks compared to borrowings of $27.0 million and payments of $43.7 million in the first quarter of 2010 reflecting a $16.7 million decrease in our notes payable to banks.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the first quarter of 2011, reflecting the sale of real estate holdings of NorthStar, compared to $1.3 million in the first quarter of 2010. The decrease was due to cash generated from the operations of IPC in the first quarter of 2010.

New Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill. The guidance applies to entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. We adopted this guidance in the first quarter of 2011. There was no impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance for business combinations. The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance in the first quarter of 2011 for future business combinations. There was no impact on our consolidated financial statements.

In July 2010, the FASB issued amended guidance for receivables. The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance for activity that occurs for our financing receivables in the first quarter of 2011. The adoption of these disclosures did not have a material impact on our consolidated financial statements. See Note 9, “Receivables,” to our unaudited consolidated condensed financial statements for disclosures regarding our adoption of the FASB’s amended guidance for financing receivables.

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance in the first quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Index

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. This new guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables, based on their relative selling price. The guidance also establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management’s best estimate of selling price. We adopted this guidance in the first quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 4, “Multiple-Deliverable Revenue Arrangements,” to our unaudited consolidated condensed financial statements for disclosures regarding our adoption of the FASB’s amended guidance for revenue recognition for arrangements with multiple deliverables.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 26, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 26, 2010.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 26, 2010

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class B common stock in the first quarter ended March 27, 2011:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2010 to January 23, 2011	--	$--	--	--
January 24 to February 20, 2011	45,127	$5.63	--	--
February 21 to March 27, 2011	42,565	$5.91	--	--

(1)
Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan and 2003 Equity Incentive Plan.

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

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: May 6, 2011	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: May 6, 2011	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer