Form 10-Q
period 2011-06-26
JOURNAL COMMUNICATIONS INC
filed 2011-08-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 26, 2011
or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2011 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at July 29, 2011
Class A Common Stock	44,784,110
Class B Common Stock	7,328,054.282
Class C Common Stock	3,264,000

 JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 26, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$2,395	$2,056
Investments of variable interest entity	500	500
Receivables, net	50,697	55,309
Inventories, net	1,417	1,035
Prepaid expenses and other current assets	5,278	3,961
Syndicated programs	3,764	7,361
Deferred income taxes	4,046	4,809
Total Current Assets	68,097	75,031

Property and equipment, at cost, less accumulated depreciation of $231,742 and $228,820	174,014	179,725
Syndicated programs	3,407	3,083
Goodwill	8,916	9,098
Broadcast licenses	82,426	82,426
Other intangible assets, net	22,204	22,988
Deferred income taxes	48,945	54,077
Other assets	4,845	5,342
Total Assets	$412,854	$431,770

Liabilities And Equity
Current liabilities:
Accounts payable	$20,360	$22,895
Accrued compensation	10,403	13,703
Accrued employee benefits	5,575	5,087
Deferred revenue	14,732	13,899
Syndicated programs	4,544	8,685
Accrued income taxes	651	7,332
Other current liabilities	7,207	6,493
Current portion of long-term liabilities	530	561
Total Current Liabilities	64,002	78,655

Accrued employee benefits	56,923	58,534
Syndicated programs	5,078	5,114
Long-term notes payable to banks	60,965	74,570
Other long-term liabilities	6,947	5,970
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at June 26, 2011 and December 26, 2010	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at June 26, 2011 and December 26, 2010	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 7,345,647.282 shares at June 26, 2011 and 8,594,541.684 shares at December 26, 2010	153	165
Class A – authorized 170,000,000 shares; issued and outstanding: 44,716,208 shares at June 26, 2011 and 43,196,321 shares at December 26, 2010	447	432
Additional paid-in capital	261,402	260,376
Accumulated other comprehensive loss	(31,901)	(32,295)
Retained earnings	96,356	87,767
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Journal Communications, Inc. shareholders’ equity	217,775	207,763
Noncontrolling interest	1,164	1,164
Total Equity	218,939	208,927
Total Liabilities And Equity	$412,854	$431,770

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Revenue:
Publishing	$44,119	$47,386	$85,919	$91,938
Broadcasting	46,083	47,012	88,192	89,617
Corporate eliminations	(100)	(79)	(148)	(299)
Total revenue	90,102	94,319	173,963	181,256

Operating costs and expenses:
Publishing	27,273	28,734	54,918	57,868
Broadcasting	22,069	22,300	44,004	43,896
Corporate eliminations	(100)	(79)	(148)	(299)
Total operating costs and expenses	49,242	50,955	98,774	101,465
Selling and administrative expenses	29,369	29,589	57,690	56,656
Total operating costs and expenses and selling and administrative expenses	78,611	80,544	156,464	158,121

Operating earnings	11,491	13,775	17,499	23,135

Other income and (expense)
Interest income	20	25	38	33
Interest expense	(928)	(544)	(2,008)	(1,106)
Total other income and (expense)	(908)	(519)	(1,970)	(1,073)

Earnings from continuing operations before income taxes	10,583	13,256	15,529	22,062

Provision for income taxes	4,442	5,332	6,354	8,878

Earnings from continuing operations	6,141	7,924	9,175	13,184

Earnings from discontinued operations, net of $0, $91, $221 and $87 applicable income tax provision , respectively	--	176	341	219

Net earnings	$6,141	$8,100	$9,516	$13,403

Earnings per share:
Basic – Class A and B common stock:
Continuing operations	$0.10	$0.14	$0.15	$0.22
Discontinued operations	--	--	0.01	0.01
Net earnings	$0.10	$0.14	$0.16	$0.23

Diluted – Class A and B common stock:
Continuing operations	$0.10	$0.14	$0.15	$0.22
Discontinued operations	--	--	0.01	0.01
Net earnings	$0.10	$0.14	$0.16	$0.23

Basic and diluted – Class C common stock:
Continuing operations	$0.24	$0.28	$0.43	$0.51
Discontinued operations	--	--	0.01	--
Net earnings	$0.24	$0.28	$0.44	$0.51

See accompanying notes to unaudited consolidated condensed financial statements.

Index

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
For the Two Quarters Ended June 26, 2011
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in-	Accumulated Other Comprehensive	Retained	Noncontrolling	Treasury Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Interests	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375

Change in pension and postretirement (net of deferred tax of $127)						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan			-		181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of non-vested restricted stock					368					368

Balance at March 27, 2011	-	33	156	443	260,698	(32,098)	90,679	1,164	(108,715)	212,360

Net earnings							6,141			6,141
Change in pension and postretirement (net of deferred tax of $128)						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			1		432					433
Shares withheld from employees for tax withholding					(13)					(13)
Stock-based compensation					285					285

Balance at June 26, 2011	$-	$33	$153	$447	$261,402	$(31,901)	$96,356	$1,164	$(108,715)	$218,939

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

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 26, 2011	June 27, 2010

Cash flow from operating activities:
Net earnings	$9,516	$13,403
Less earnings from discontinued operations	341	219
Earnings from continuing operations	9,175	13,184
Adjustments for non-cash items:
Depreciation	10,788	11,469
Amortization	784	979
Provision for doubtful accounts	411	350
Deferred income taxes	5,962	5,152
Non-cash stock-based compensation	1,000	1,082
Net (gain) loss from disposal of assets	(238)	90
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	4,121	4,599
Inventories	(382)	19
Accounts payable	(2,535)	439
Other assets and liabilities	(11,577)	(2,172)
Net Cash Provided By Operating Activities	17,509	35,191

Cash flow from investing activities:
Capital expenditures for property and equipment	(5,405)	(5,164)
Proceeds from sales of assets and insurance proceeds	73	3
Insurance proceeds from tower collapse and replacement	--	728
Proceeds from sale of business	745	17
Net Cash Used For Investing Activities	(4,587)	(4,416)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	53,396	43,645
Payments on long-term notes payable to banks	(67,001)	(77,205)
Principal payments under capital lease obligations	(171)	(187)
Proceeds from issuance of common stock	163	146
Income tax benefits from vesting of non-vested restricted stock	430	95
Net Cash Used For Financing Activties	(13,183)	(33,506)

Cash from discontinued operations:
Net operating activities of discontinued operations	(223)	2,334
Net investing activities of discontinued operations	823	(288)
Net Cash Provided by Discontinued Operations	600	2,046

Net Increase (Decrease) In Cash And Cash Equivalents	339	(685)

Cash and cash equivalents:
Beginning of year	2,056	3,369
At June 26, 2011 and June 27, 2010	$2,395	$2,684

See accompanying notes to unaudited consolidated condensed financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of Journal Communications, Inc., its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings the operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, and IPC Print Services, Inc. (IPC), our former printing services business, have been reflected as discontinued operations in our consolidated condensed statement of operations.   The balance sheet as of December 26, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the second quarter and two quarters ended June 26, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 25, 2011.  You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2010.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for comprehensive income. The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS).  The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS. The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

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

Our daily newspaper sells print and online advertising in bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising in the printed daily newspaper and advertising placed on various company websites, each of which are considered separate units of accounting.  Our broadcast business sells airtime on television and radio stations and online advertising in bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising on television and radio stations and advertising placed on various company websites, each of which are considered separate units of accounting.  There were no significant changes in units of accounting, the allocation process or the pattern and timing of revenue recognition upon adoption of the amended guidance related to revenue recognition for arrangements with multiple deliverables.

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

a)
Income (loss) from continuing operations (“net earnings (loss)”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid or accrued during the current period.

b)
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

c)
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

d)
The total earnings (loss) allocated to each class of common stock are then divided by the number of weighted average shares outstanding of the class of common stock to which the earnings (loss) are allocated to determine the earnings (loss) per share for that class of common stock.

e)
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

The following table sets forth the computation of basic earnings per share under the two-class method:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations	$6,141	$7,924	$9,175	$13,184
Less dividends declared or accrued:
Class A and B	--	--	--	--
Class C	464	464	928	928
Non-vested restricted stock	--	--	--	--
Total undistributed earnings from continuing operations	$5,677	$7,460	$8,247	$12,256
Class A and B undistributed earnings from continuing operations	$5,269	$6,892	$7,650	$11,320
Class C undistributed earnings from continuing operations	335	443	487	729
Non-vested restricted stock undistributed earnings from continuing operations	$73	125	110	207
Total undistributed earnings from continuing operations	$5,677	$7,460	$8,247	$12,256

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--	$--	$--
Class A and B undistributed earnings	5,269	6,892	7,650	11,320
Numerator for basic earnings from continuing operations per class A and B common stock	$5,269	$6,892	7,650	$11,320

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Numerator for basic earnings from continuing operations per class C common stock:
Dividends accrued on class C	$464	$464	$928	$928
Class C undistributed earnings	335	443	487	729
Numerator for basic earnings from continuing operations per class C common stock	$799	$907	$1,415	$1,657

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,318	50,784	51,222	50,700
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from continuing operations:
Class A and B	$0.10	$0.14	$0.15	$0.22
Class C	$0.24	$0.28	$0.43	$0.51

Numerator for basic earnings from discontinued operations for eachclass of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$--	$176	$341	$219
Undistributed earnings from discontinued operations:
Class A and B	$--	$162	$316	$203
Class C	--	10	20	12
Non-vested restricted stock	--	4	5	4
Total undistributed earnings from discontinued operations	$--	$176	$341	$219

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,318	50,784	51,222	50,700
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from discontinued operations:
Class A and B	$--	$--	$0.01	$0.01
Class C	$--	$--	$0.01	$--

Numerator for basic net earnings for each class of common stock:
Net earnings	$6,141	$8,100	$9,516	$13,403
Less dividends declared or accrued:
Class A and B	--	--	--	--
Class C	464	464	928	928
Non-vested restricted stock	--	--	--	--
Total undistributed net earnings	$5,677	$7,636	$8,588	$12,475

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Undistributed net earnings:
Class A and B	$5,269	$7,054	$7,966	$11,523
Class C	335	453	507	741
Non-vested restricted stock	73	129	115	211
Total undistributed net earnings	$5,677	$7,636	$8,588	$12,475

Numerator for basic net earnings per class A and Bcommon stock:
Dividends declared on class A and B	$--	$--	$--	$--
Class A and B undistributed net earnings	5,269	7,054	7,966	11,523
Numerator for basic net earnings per class A and B common stock	$5,269	$7,054	$7,966	$11,523

Numerator for basic net earnings per class C common stock:
Dividends accrued on class C	$464	$464	$928	$928
Class C undistributed net earning	335	453	507	741
Numerator for basic net earnings per class C common stock	$799	$917	$1,435	$1,669

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,318	50,784	51,222	50,700
Class C	3,264	3,264	3,264	3,264

Basic net earnings per share:
Class A and B	$0.10	$0.14	$0.16	$0.23
Class C	$0.24	$0.28	$0.44	$0.51

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.  For the second quarter and two quarters of 2011, 217 and 240 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  For the second quarter and two quarters of 2010, 454 and 434 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.  Therefore, the class C shares are not included in the diluted weighted average shares outstanding.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$--	$--	$--	$--
Total undistributed earnings from continuing operations	5,269	6,892	7,650	11,320
Total undistributed earnings from discontinued operations	--	162	316	203
Net earnings	$5,269	$7,054	$7,966	$11,523

Denominator for diluted net earnings per share:
Weighted average shares outstanding - class A and B	51,318	50,784	51,222	50,700

Diluted earnings per share:
Continuing operations	$0.10	$0.14	$0.15	$0.22
Discontinued operations	--	--	0.01	0.01
Net earnings	$0.10	$0.14	$0.16	$0.23

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

6	COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net earnings	$6,141	$8,100	$9,516	$13,403
Change in pension and post-retirement (net of tax of $128, $278, $255 and $558, respectively)	197	442	394	883
Comprehensive income	$6,338	$8,542	$9,910	$14,286

7	VARIABLE INTEREST ENTITY

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

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of June 26, 2011 and December 26, 2010 consist of the following:

	June 26, 2011	December 26, 2010

Paper and supplies	$1,400	$1,043
Work in process	52	36
Less obsolescence reserve	(35)	(44)
Inventories, net	$1,417	$1,035

9	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by cable, satellite and telecommunications providers.  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts as of June 26, 2011 and December 26, 2010 was $2,278 and $3,286, respectively.

We have a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014.  The note receivable balance as of June 26, 2011 and December 26, 2010 was $430.  This note receivable is reported in other assets in the consolidated condensed balance sheets.  Management monitors the level of payment activity and, to date, all monthly interest-only payments have been received on time and in full.  We believe that we will collect the amount owed to us.

In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years.  At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively.  As of June 26, 2011, the notes receivable balances were $419 and $76, respectively, and as of December 26, 2010, the notes receivable balances were $624 and $96, respectively.  As of June 26, 2011, the current portion of the notes receivable balances was $197 and is reported in receivables, net in the consolidated condensed balance sheets.  The non-current portion of the notes receivable was $298 and is reported in other assets in the consolidated condensed balance sheets.  Management monitors the operating performance of the buyer by reviewing quarterly revenue performance reports and annual financial statements.  Based on our monitoring, we believe that we will collect all amounts owed to us pursuant to these notes receivable.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

10	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of June 26, 2011.

Amortization expense was $392 and $784 for the second quarter and two quarters ended June 26, 2011, respectively, and $487 and $979 for the second quarter and two qurarters ended June 27, 2010.  Estimated amortization expense for our next five fiscal years is $1,569 for 2011, $1,494 for 2012, $1,375 for 2013, $1,276 for 2014 and $1,263 for 2015.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 26, 2011 and December 26, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 26, 2011
Network affiliation agreements	$26,930	$(7,596)	$19,334
Customer lists	6,794	(5,518)	1,276
Non-compete agreements	10,410	(10,376)	34
Other	3,896	(2,336)	1,560
Total	$48,030	$(25,826)	$22,204

December 26, 2010
Network affiliation agreements	$26,930	$(7,062)	$19,868
Customer lists	6,794	(5,353)	1,441
Non-compete agreements	10,435	(10,392)	43
Other	3,896	(2,260)	1,636
Total	$48,055	$(25,067)	$22,988

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $82,426 as of June 26, 2011 and December 26, 2010.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
Goodwill recorded at our community newspapers and shoppers and broadcasting reporting units was $4,285 and $4,813, respectively, as of December 26, 2010. In June 2011, our community newspapers and shoppers reporting unit sold the Pelican Press and PelicanPress Marketplace businesses, and we disposed of $182 of goodwill allocated to those businesses. Goodwill recorded at our community newspapers and shoppers and broadcasting reporting units was $4,103 and $4,813, respectively, as of June 26, 2011.  We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

11	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the second quarter and two quarters of 2011, we recorded a pre-tax charge of $(1) and $14, respectively, for workforce separation benefits.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the two quarters of 2011 was as follows:

	Balance as of December 26, 2010	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of June 26, 2011

Daily newspaper	$1,365	$--	$(456)	$909
Community newspapers and shoppers	72	14	(81)	5
Total	$1,437	$14	$(537)	$914

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)
12	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes, unless the statute of limitations has been previously extended.  Accordingly, our 2007 through 2009 tax returns are open for federal purposes, and our 2006 through 2009 tax returns remain open for state tax purposes.  Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

As of June 26, 2011, our liability for unrecognized tax benefits was $917, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of June 26, 2011, we had $262 accrued for interest expense and penalties.  We recognized $19 in interest expense during the second quarter of 2011.

As of June 26, 2011, it is possible for $297 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

13	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  Our maximum potential obligation pursuant to the guarantee was $972 as of June 26, 2011.  As part of the sales transaction, we received a guarantee from the buyer of our New England business that they will satisfy all the liabilities and obligations of the assigned lease.  In the event that they fail to satisfy their liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expired in May 2011.  In addition, the buyer has assumed certain leases for equipment and we have provided a guarantee for the remaining lease obligations.  The equipment leases expire in March 2012.  Our maximum potential obligations pursuant to the guarantee and the assumed leases are $201 as of June 26, 2011.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Service cost	$--	$--	$--	$--
Interest cost	1,962	2,085	3,925	4,170
Expected return on plan assets	(2,398)	(2,571)	(4,797)	(5,142)
Amortization of:
Unrecognized prior service cost	(2)	(41)	(5)	(82)
Unrecognized net loss	245	680	490	1,360
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$(193)	$153	$(387)	$306

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

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Service cost	$14	$21	$27	$42
Interest cost	206	238	413	476
Amortization of:
Unrecognized prior service cost	(55)	(55)	(110)	(110)
Unrecognized net transition obligation	138	137	275	274
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$303	$341	$605	$682

15	NOTES PAYABLE TO BANKS

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility).  In connection with this amendment, certain lenders reduced their commitments to $225,000 and extended the expiration date to December 2, 2013 (extending lenders).  The maturity date for the remaining lenders, with terms and commitments that remain unchanged at $74,000, was June 2, 2011 (non-extending lenders).  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.  At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of June 26, 2011 and December 26, 2010, we had borrowings of $60,965 and $74,570, respectively, under our credit facility at a weighted average rate of 2.57% and 3.06%, respectively.

Fees in connection with the secured credit facility of $3,338 and the unamortized deferred financing costs from the unsecured revolving credit facility of $213 are being amortized over the term of the secured credit facility using the effective interest method.  Unamortized deferred financing costs related to the non-extending lenders of $39 are fully amortized.

We estimate the fair value of our secured credit facility as of June 26, 2011 to be $60,234, based on discounted cash flows using an interest rate of 3.1%.  We estimated the fair value of our secured revolving facility as of December 26, 2010 to be $72,547, based on discounted cash flows using an interest rate of 4.05%.  These fair value measurements fall within level 3 of the fair value hierarchy.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of June 26, 2011 there are 2,680,219 shares available for issuance under the 2007 Plan.

During the second quarter and two quarters ended June 26, 2011 we recognized $727 and $1,019, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 26, 2011 was $305 and $417 respectively.  During the second quarter ended June 27, 2010, we recognized $806 and $1,141, respectively, in stock-based compensation expense, including $13 and $41, respectively, recorded in earnings from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 27, 2010 was $324 and $458, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of June 26, 2011, total unrecognized compensation cost related to stock-based compensation awards (consisting of non-vested restricted stock) was $2,131 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years.  Stock-based compensation expense is reported in selling and administrative expenses and earnings from discontinued operations in our consolidated condensed statements of operations.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during the two quarters of 2011 is:

	Shares	Weighted Average Fair Value

Non-vested at December 26, 2010	777,872	$2.69
Granted	331,570	4.36
Vested	(395,948)	3.19
Forfeited	(6,150)	5.28
Non-vested at June 26, 2011	707,344	3.81

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total fair value of shares vesting during the two quarters of 2011 was $1,264.  There was an aggregate of 344,853 unrestricted and non-vested restricted stock grants issued to our non-employee directors (93,853 unrestricted shares) and employees (251,000 restricted shares) in the two quarters of 2010 at a weighted average fair value of $4.24 per share, of which 75,591 of the non-vested restricted shares have since vested.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 35,683 class B common shares sold to employees under this plan in the two quarters of 2011 at a weighted average fair value of $4.55.  As of June 26, 2011, there are 2,292,164 shares available for sale under the plan.

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

A summary of SAR activity during the two quarters of 2011 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding at December 26, 2010	1,083,207	$10.71	6.6

Exercisable at December 26, 2010	909,527	11.21	6.5

Outstanding and exercisable at June 26, 2011	1,083,207	10.71	6.1

173,680 SARs vested during the two quarters of 2011.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the second quarter of 2011 is zero because the fair market value of our class B common stock on June 26, 2011 was lower than the weighted average exercise price of the SARs.

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

A summary of stock option activity during the two quarters of 2011 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding and exercisable at December 26, 2010	26,500	$18.06	0.3
Expired	(26,500)	18.06	--
Outstanding and exercisable at June 26, 2011	--	--	--

17	DISCONTINUED OPERATIONS

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable income taxes in the consolidated condensed statement of operations for the second quarter and two quarters ended June 26, 2011 and June 27, 2010:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Revenue	$-	$-	$-	$-
Earnings before income taxes	$-	$-	$562	$-

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

The following table summarizes PrimeNet’s revenue and loss before income taxes as reported in earnings from the discontinued operations, net of applicable income taxes in the consolidated condensed statement of operations for the second quarter and two quarters ended June 26, 2011 and June 27, 2010.

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Revenue	$-	$-	$-	$2,144
Loss before income taxes	$-	$(373)	$-	$(1,060)

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

The following table summarizes IPC’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable taxes in the consolidated condensed statement of operations for the second quarter and two quarters ended June 26, 2011 and June 27, 2010:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Revenue	$-	$10,113	$-	$21,748
Earnings before income taxes	$-	$640	$-	$1,366

Certain liabilities were excluded from the sale of IPC and are included in continuing operations in the June 26, 2011 and December 26, 2010 consolidated condensed balance sheets.  These liabilities include workers’ compensation and working capital adjustments due to Walsworth pursuant to the sale agreement (payable in the third quarter of 2011).

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

18	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) publishing; (ii) broadcasting; and (iii) corporate.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida.  Our broadcasting segment, operating in 12 states, consists of 33 radio stations and 13 television stations and the operation of a television station under a local marketing agreement.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the second quarter and two quarters ended June 26, 2011 and June 27, 2010 and identifiable total assets as of June 26, 2011 and December 26, 2010:

	Second Quarter Ended		Two Quarters Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Revenue
Publishing	$44,119	$47,386	$85,919	$91,938
Broadcasting	46,083	47,012	88,192	89,617
Corporate eliminations	(100)	(79)	(148)	(299)
	$90,102	$94,319	$173,963	$181,256
Operating earnings (loss)
Publishing	$5,347	$6,623	$7,172	$10,012
Broadcasting	8,343	9,675	14,318	17,394
Corporate	(2,199)	(2,523)	(3,991)	(4,271)
	$11,491	$13,775	$17,499	$23,135
Depreciation and amortization
Publishing	$2,624	$2,902	$5,256	$5,800
Broadcasting	3,049	3,200	6,015	6,404
Corporate	155	122	301	244
	$5,828	$6,224	$11,572	$12,448
Capital expenditures
Publishing	$212	$202	$578	$614
Broadcasting	2,430	3,172	4,570	4,543
Corporate	107	--	257	7
	$2,749	$3,374	$5,405	$5,164

	June 26, 2011	December 26, 2010

Identifiable total assets
Publishing	$117,771	$125,870
Broadcasting	266,378	275,985
Corporate & discontinued operations	28,705	29,915
	$412,854	$431,770

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and two quarters ended June 26, 2011, including the notes thereto.

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

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) publishing; (ii) broadcasting; and (iii) corporate.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin and Florida.  Our broadcasting segment, operating in 12 states, consists of 33 radio stations and 13 television stations and the operation of a television station under a local marketing agreement.  Results from our interactive media assets are included in our publishing and broadcasting segments.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

In the second quarter of 2011, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  Revenue from our publishing businesses decreased $3.3 million in the second quarter compared to the second quarter of 2010.  We have seen advertisers reduce their advertising spending in virtually all advertising categories.  We had a slight increase in the average rate per inch of advertising in the second quarter of 2011 compared to the second quarter of 2010 as an increase in the average rate per inch for retail and national advertising was partially offset by a decrease in the average rate per inch for classified advertising.  Retail advertising revenue decreased $1.8 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a decrease in ROP and preprint advertising primarily in the home improvement, communications, furniture, dining and entertainment, automotive and travel categories and the loss of certain advertisers from our total market coverage product (our non-subscriber product).  Classified advertising revenue decreased $1.0 million primarily in the real estate category in the second quarter of 2011 compared to the second quarter of 2010.  Interactive advertising revenue increased $0.2 million at our daily newspaper in the second quarter of 2011 compared to the second quarter of 2010 primarily due to an increase in sponsorships and packages sold and classified upsells.  National advertising revenue increased $0.1 million in the second quarter of 2011 primarily due to an increase in ROP advertising in the health services category.  At our daily newspaper, commercial delivery revenue increased $0.1 million and commercial printing revenue decreased $0.1 million in the second quarter of 2011 compared to the second quarter of 2010.  Operating earnings at our publishing businesses decreased $1.2 million in the second quarter of 2011 compared to the second quarter of 2010.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  Total expenses decreased $2.1 million, or 4.9%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a decrease in employee related expenses and a decrease in newsprint and paper costs, partially offset by an increase in delivery costs for our total market coverage product.

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

Revenue from our broadcasting businesses decreased $0.9 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a $1.0 million decrease in political and issue advertising revenue, a $0.3 million decrease in local advertising revenue and a $0.3 million decrease in national advertising revenue, partially offset by a $0.6 million increase in retransmission revenue.  Operating earnings from our broadcasting business decreased $1.4 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to the impact from the decrease in advertising revenue and an increase in expenses.  Total expenses increased $0.5 million, or 1.1%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in employee related expenses, network programming expenses and expenses related to recent contract renegotiations.

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

Index

In 2011, we intend to seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses and consider broadcast acquisition opportunities. Our acquisition strategy will be subject to our ability to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

In May 2011, we signed a multi-year agreement with DISH Network L.L.C. (DISH Network) for continued carriage on their system.  Aside from the DISH Network contract, we do not have any material retransmission contracts expiring this year with any other operators.

Results of Operations

Second Quarter Ended June 26, 2011 compared to the Second Quarter Ended June 27, 2010

Our consolidated revenue in the second quarter of 2011 was $90.1 million, a decrease of $4.2 million, or 4.5%, compared to $94.3 million in the second quarter of 2010.  Our consolidated operating costs and expenses in the second quarter of 2011 were $49.2 million, a decrease of $1.7 million, or 3.4%, compared to $50.9 million in the second quarter of 2010.  Our consolidated selling and administrative expenses in the second quarter of 2011 were $29.4 million, a decrease of $0.2 million, or 0.7%, compared to $29.6 million in the second quarter of 2010.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2011 and the second quarter of 2010:

	2011	Percent of Total Revenue	2010	Percent of Total Revenue
	(dollars in millions)

Revenue:
Publishing	$44.1	49.0%	$47.4	50.2%
Broadcasting	46.1	51.1	47.0	49.9
Corporate eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total revenue	90.1	100.0	94.3	100.0
Total operating costs and expenses	49.2	54.6	50.9	54.0
Selling and administrative expense	29.4	32.6	29.6	31.4

Total operating costs and expenses and selling and administrative expenses	78.6	87.2	80.5	85.4
Total operating earnings	$11.5	12.8%	$13.8	14.6%

Our publishing businesses experienced an 8.9% decrease in retail advertising revenue in the second quarter of 2011 compared to the second quarter of 2010 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the home improvement, communications, furniture, dining and entertainment, automotive and travel categories.  Classified advertising revenue decreased 15.7% in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a decrease in the real estate and other categories.  Partially offsetting these revenue decreases was a 7.3% increase in online advertising revenue and a 7.5% increase in commercial delivery revenue at our daily newspaper in the second quarter of 2011 compared to the second quarter of 2010.  We believe consumers are still cautious in regards to spending discretionary income.  Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

At our broadcasting businesses, advertising revenue decreased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to decreases in political and issue, local and national advertising revenue.  Political and issue advertising revenue decreased because 2011 is considered a non-political and issue advertising year.  The above revenue decreases were partially offset by a $0.6 million increase in retransmission revenue in the second quarter of 2011 compared to the second quarter of 2010.

The decrease in total operating costs and expenses in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to decreases in employee related expenses reflecting the savings from workforce reduction initiatives implemented in 2010, broadcast rights fees, syndicated programming expenses and newsprint and paper costs, partially offset by an increase in delivery fees for our re-launched, mail-based total market coverage product.  The decrease in selling and administrative expenses was primarily due to a decrease in executive incentive compensation expense and employee related expenses, partially offset by the expense related to restoring our company-wide 401(k) match and an increase in promotional expenses.

Our consolidated operating earnings were $11.5 million in the second quarter of 2011, a decrease of $2.3 million, or 16.6%, compared to $13.8 million in the second quarter of 2010.  The following table presents our operating earnings (loss) by segment for the second quarter of 2011 and the second quarter of 2010:

Index

	2011	2010
	(dollars in millions)

Publishing	$5.4	$6.6
Broadcasting	8.3	9.7
Corporate	(2.2)	(2.5)
Total operating earnings	$11.5	$13.8

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing and broadcasting businesses, partially offset by the decrease in total operating costs and expenses and selling and administrative expenses.

EBITDA in the second quarter of 2011 was $17.3 million, a decrease of $2.7 million, or 13.4%, compared to $20.0 million in the second quarter of 2010.  We define EBITDA as net earnings (loss) excluding earnings/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the second quarter of 2011 and the second quarter of 2010:

	2011	2010
	(dollars in millions)

Net earnings	$6.1	$8.1
Earnings from discontinued operations, net	--	(0.2)
Provision for income taxes	4.5	5.3
Total other expense, net (which is entirely comprised of interest income and expense)	0.9	0.5
Depreciation	5.4	5.8
Amortization	0.4	0.5
EBITDA	$17.3	$20.0

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in the second quarter of 2011 was $44.1 million, a decrease of $3.3 million, or 6.9%, compared to $47.4 million in the second quarter of 2010.  Operating earnings from publishing were $5.4 million in the second quarter of 2011, a decrease of $1.2 million, or 19.3%, compared to $6.6 million in the second quarter of 2010.

Index

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2011 and the second quarter of 2010:

	2011			2010
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
			(dollars in millions)
Advertising revenue:
Retail	$14.6	$5.2	$19.8	$15.8	$5.8	$21.6	(8.9)
Classified	4.5	1.0	5.5	5.2	1.3	6.5	(15.7)
National	1.2	--	1.2	1.1	--	1.1	13.8
Direct marketing	--	--	--	0.1	--	0.1	(71.0)
Total advertising revenue	20.3	6.2	26.5	22.2	7.1	29.3	(9.7)
Circulation revenue	12.2	0.4	12.6	12.5	0.5	13.0	(2.5)
Other revenue	4.2	0.8	5.0	4.3	0.8	5.1	(2.1)
Total revenue	$36.7	$7.4	$44.1	$39.0	$8.4	$47.4	(6.9)

Operating earnings	$4.3	$1.1	$5.4	$5.4	$1.2	$6.6	(19.3)

Advertising revenue accounted for 60.1% of total publishing revenue in the second quarter of 2011 compared to 61.9% in the second quarter of 2010.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the second quarter of 2011.

Retail advertising revenue in the second quarter of 2011 was $19.8 million, a decrease of $1.8 million, or 8.9%, compared to $21.6 million in the second quarter of 2010.  The $1.2 million decrease in retail advertising revenue at our daily newspaper was primarily due to a decrease in ROP advertising revenue, the loss of certain advertisers from our total market coverage product and a decrease in preprint advertising revenue, partially offset by an increase in retail online advertising revenue.  The revenue decreases were in the home improvement, communications, furniture, dining and entertainment, automotive and travel categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $0.6 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to decreases in automotive, retail and real estate advertising and a decrease from publications we decided to exit.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the second quarter of 2011 compared to the second quarter of 2010, partially offset by an increase in classified online advertising revenue.  Classified advertising revenue in the second quarter of 2011 was $5.5 million, a decrease of $1.0 million, or 15.7%, compared to $6.5 million in the second quarter of 2010.  At our daily newspaper, classified advertising revenue decreased $0.7 million, or 14.1%, in the second quarter of 2011 compared to the second quarter of 2010.  The decrease was lead by the real estate category, which decreased $0.4 million, or 36.6%.  The lack of any recovery in the Milwaukee area housing market and the decrease in real estate advertisers placing advertisements in our products continues to affect us.  Additionally, the other category decreased $0.2 million, or 13.3%, and the automotive category decreased $0.1 million or 8.4%.  The employment category was essentially even compared to the second quarter of 2010.  The average rate per inch of classified advertising decreased in the second quarter of 2011 compared to the second quarter of 2010, primarily due to the planned decrease in rates for employment classified advertising revenue in an effort to increase volume.  We believe this strategy was successful as we experienced an 18.8% increase in volume for employment classified advertising in the second quarter of 2011 compared to the second quarter of 2010.  Historically, rates for employment classified advertising have been higher than other classified advertising categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to the second quarter of 2010, partially due to our planned decrease in rates for real estate classified advertising revenue.  We have not experienced the same level of success from our strategy to increase volume by decreasing rates for real estate classified advertising revenue.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.3 million, or 22.0%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to decreases in automotive, employment and real estate classified advertising revenue and a decrease from publications we decided to exit.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the second quarter of 2011 was $0.3 million, or 19.2%, compared to the second quarter of 2010.

Total retail and classified interactive advertising revenue at our daily newspaper was $3.0 million in the second quarter of 2011, an increase of $0.2 million, or 7.3%, compared to $2.8 million in the second quarter of 2010.  Interactive retail advertising revenue increased 6.9% compared to the second quarter of 2010 due to an increase in sponsorships sold.  Interactive classified advertising revenue increased 8.0% compared to the second quarter of 2010 due to an increase in classified upsells and packages sold.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $1.2 million in the second quarter of 2011, an increase of $0.1 million, or 13.8%, compared to $1.1 million in the second quarter of 2010.  The increase was primarily due to an increase in ROP advertising in the health services category.

Direct marketing revenue consists of revenue from the sale of direct mail products of our daily newspaper.  There was minimal direct marketing revenue in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010.

Circulation revenue accounted for 28.7% of total publishing revenue in the second quarter of 2011 compared to 27.4% in the second quarter of 2010.  Circulation revenue was $12.6 million in the second quarter of 2011, a decrease of $0.4 million, or 2.5%, compared to $13.0 million in the second quarter of 2010.  At our daily newspaper, a decrease in revenue from the daily edition was partially offset by an increase in revenue from the Sunday edition.  In early 2011, our daily newspaper launched a program titled “Big Wednesday” in which Sunday-only subscribers receive the Wednesday edition of the daily newspaper as part of their existing Sunday-only subscription.  We believe this program will help our advertisers reach a larger mid-week audience.  At our community newspapers and shoppers business, circulation revenue of $0.4 million in the second quarter of 2011 decreased $0.1 million compared to $0.5 million in the second quarter of 2010.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 11.2% of total publishing revenue in the second quarter of 2011 compared to 10.7% in the second quarter of 2010.  Other revenue was $5.0 million in the second quarter of 2011, a decrease of $0.1 million, or 2.1%, compared to $5.1 million in the second quarter of 2010.  The $0.1 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue from a decrease in the number of pages and contract renegotiations, partially offset by an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers.  At our community newspapers and shoppers business, other revenue was $0.8 million in both the second quarter of 2011 and the second quarter of 2010.

In June 2011, we sold the Pelican Press and PelicanPress Marketplace businesses, which operate in Sarasota, Florida.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $0.2 million.

Publishing operating earnings in the second quarter of 2011 were $5.4 million, a decrease of $1.2 million, or 19.3%, compared to $6.6 million in the second quarter of 2010.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $2.1 million, or 4.9%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a decrease in employee related expenses and a decrease in newsprint and paper costs, partially offset by an increase in delivery costs for our total market coverage product (which was re-launched as a mail-based product in the fourth quarter of 2010).  Total newsprint and paper costs for our publishing businesses in the second quarter of 2011 were $4.5 million, a decrease of $0.1 million, or 3.1%, compared to $4.6 million in the second quarter of 2010.  A 5.1% decrease in newsprint consumption due to the decrease in advertising pages was partially offset by a 5.1% increase in average newsprint pricing per metric ton.

Broadcasting

Revenue from broadcasting in the second quarter of 2011 was $46.1 million, a decrease of $0.9 million, or 2.0%, compared to $47.0 million in the second quarter of 2010.  Operating earnings from broadcasting in the second quarter of 2011 were $8.3 million, a decrease of $1.4 million, or 13.8%, compared to $9.7 million in the second quarter of 2010.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2011 and the second quarter of 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
			(dollars in millions)

Revenue	$28.7	$17.4	$46.1	$29.3	$17.7	$47.0	(2.0)

Operating earnings	$4.3	$4.0	$8.3	$5.4	$4.3	$9.7	(13.8)

Revenue from our television stations in the second quarter of 2011 was $28.7 million, a decrease of $0.6 million, or 2.1%, compared to $29.3 million in the second quarter of 2010.  We experienced revenue increases in five of our nine television markets.  Compared to the second quarter of 2010, political and issue advertising revenue decreased $1.0 million, or 57.9%, and national advertising revenue decreased $0.6 million, or 9.5%, primarily due to a decrease in automotive advertising revenue. Partially offsetting these revenue decreases was an increase in retransmission revenue of $0.6 million, or 34.7%; an increase in local advertising revenue of $0.3 million, or 1.4%, primarily due to an increase in interactive advertising revenue; and other revenue increased $0.1 million, or 50.8%.  Political and issue advertising revenue decreased in the second quarter of 2011 compared to the second quarter of 2011 because 2011 is considered a non-political and issue advertising year. Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Index

Our television stations experienced revenue decreases in a number of categories, specifically automotive, financial, packaged goods and home improvement, partially offset by increases in the medical, retail, media and communications categories.  Automotive advertising revenue represented 15.9% of television advertising revenue in the second quarter of 2011 compared to 17.4% in the second quarter of 2010.  Automotive advertising revenue was $4.6 million in the second quarter of 2011, a decrease of $0.5 million, or 10.2%, compared to $5.1 million in the second quarter of 2010 primarily due to the impact of the crisis in Japan on the automotive supply chain and inventories.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $0.5 million in the second quarter of 2011, an increase of $0.1 million, or 38.3%, compared to $0.4 million in the second quarter of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the second quarter of 2011 were $4.3 million, a decrease of $1.1 million, or 20.1%, compared to $5.4 million in the second quarter of 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in advertising revenue and an increase in expenses.  Total television expenses in the second quarter of 2011 increased $0.5 million, or 2.0%, compared to the second quarter of 2010 primarily due to increases in employee related expenses, network programming fees and expenses related to our recent contract renegotiations.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Revenue from our radio stations in the second quarter of 2011 was $17.4 million, a decrease of $0.3 million, or 1.8%, compared to $17.7 million in the second quarter of 2010.  We experienced revenue decreases in five of our eight radio markets.  Compared to the second quarter of 2010, local advertising revenue decreased $0.6 million, or 3.8%, partially offset by an increase in national advertising revenue of $0.3 million, or 21.2%.  Political and issue advertising revenue was $0.2 million in both the second quarter of 2011 and the second quarter of 2010.

Our radio stations experienced revenue decreases in a number of categories, specifically entertainment, other services and retail, partially offset by increases in the furniture and furnishings, professional services, media, pharmaceuticals, casino and gambling and automotive categories.  Automotive advertising represented 14.6% of radio advertising revenue in the second quarter of 2011 compared to 13.7% in the second quarter of 2010.  Automotive advertising revenue was $2.5 million in the second quarter of 2011, an increase of $0.1 million, or 5.1%, compared to $2.4 million in the second quarter of 2010.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $0.4 million in both the second quarter of 2011 and the second quarter of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the second quarter of 2011 were $4.0 million, a decrease of $0.3 million, or 5.7%, compared to $4.3 million in the second quarter of 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in advertising revenue.  Total radio expenses were $13.4 million in both the second quarter of 2011 and the second quarter of 2010.  A decrease in broadcast rights fees was offset by an increase in promotional expenses.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Corporate

Revenue and expense eliminations were $0.1 million in both the second quarter of 2011 and the second quarter of 2010.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $2.2 million in the second quarter of 2011, a decrease of $0.3 million compared to $2.5 million in the second quarter of 2010.  The decrease was primarily due to a decrease in our executive incentive compensation expense.

Other Income and Expense and Taxes

Interest income was insignificant in both the second quarter of 2011 and the second quarter of 2010.  Interest expense was $0.9 million in the second quarter of 2011 compared to $0.5 million in the second quarter of 2010.  The increase in interest expense was due to the increase in borrowing rates under our amended and extended credit agreement entered into on August 13, 2010, partially offset by the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.6 million in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010.

Our effective tax rate was 42.0% in the second quarter of 2011 compared to 40.2% in the second quarter of 2010.  The increase was primarily due to a state tax law change that resulted in a write-off of a state deferred tax asset in the second quarter of 2011.

Index

Discontinued Operations

There were no earnings from discontinued operations, net of income tax expense, in the second quarter of 2011 compared to $0.2 million in the second quarter of 2010.  Income tax expense was $0.1 million in the second quarter of 2010.

During 2010, we sold substantially all of the operating assets of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida.  In the second quarter of 2010, there was no revenue from PrimeNet and we recorded a $0.2 million net loss from operations and shut down related costs.

Also during 2010, we sold substantially all of the assets and certain liabilities of IPC Print Services, Inc. (IPC), our former printing services business.  In the second quarter of 2010, revenue from IPC was $10.1 million and we recorded $0.4 million in net earnings from operations.

Net Earnings

Our net earnings in the second quarter of 2011 were $6.1 million, a decrease of $2.0 million, or 24.2%, compared to $8.1 million in the second quarter of 2010.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above, the increase in interest expense and the decrease in earnings from discontinued operations, partially offset by the decrease in the provision for income taxes.

Earnings per Share for Class A and B Common Stock

In the second quarter of 2011, basic and diluted net earnings per share of class A and B common stock were $0.10 for both.  This compared to $0.14 for both in the second quarter of 2010.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.10 for both in the second quarter of 2011.  This compared to $0.14 for both in the second quarter of 2010.  There were no basic and diluted earnings per share from discontinued operations in the second quarter of 2011 and the second quarter of 2010.

Two Quarters Ended June 26, 2011 compared to the Two Quarters Ended June 27, 2010

Our consolidated revenue in the two quarters of 2011 was $174.0 million, a decrease of $7.3 million, or 4.0%, compared to $181.3 million in the two quarters of 2010.  Our consolidated operating costs and expenses in the two quarters of 2011 were $98.8 million, a decrease of $2.7 million, or 2.7%, compared to $101.5 million in the two quarters of 2010.  Our consolidated selling and administrative expenses in the two quarters of 2011 were $57.7 million, an increase of $1.0 million, or 1.8%, compared to $56.7 million in the two quarters of 2010.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2011 and the two quarters of 2010:

	2011	Percent of Total Revenue	2010	Percent of Total Revenue
		(dollars in millions)

Revenue:
Publishing	$85.9	49.4%	$92.0	50.7%
Broadcasting	88.2	50.7	89.6	49.5
Corporate eliminations	(0.1)	(0.1)	(0.3)	(0.2)
Total revenue	174.0	100.0	181.3	100.0

Total operating costs and expenses	98.8	56.8	101.5	56.0
Selling and administrative expense	57.7	33.1	56.7	31.2

Total operating costs and expenses and selling and administrative expenses	156.5	89.9	158.2	87.2
Total operating earnings	$17.5	10.1%	$23.1	12.8%

Our publishing businesses experienced an 8.1% decrease in retail advertising revenue in the two quarters of 2011 compared to the two quarters of 2010 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the home improvement, communications, furniture, automotive, finance, food, dining and entertainment and travel categories.  Classified advertising revenue decreased 14.7% in the two quarters of 2011 compared to the two quarters of 2010 primarily due to a decrease in the real estate and other categories.  Partially offsetting these revenue decreases was a 9.3% increase in online advertising revenue and a 10.6% increase in commercial delivery revenue at our daily newspaper in the two quarters of 2011 compared to the two quarters of 2010.

Index

At our broadcasting businesses, advertising revenue decreased in the two quarters of 2011 compared to the two quarters of 2010 primarily due to the absence of Olympic advertising revenue and decreases in political and issue and national advertising revenue, partially offset by an increase in local advertising revenue and an increase in retransmission revenue.  Automotive advertising was $14.1 million in both the two quarters of 2011 and the two quarters of 2010.
The decrease in total operating costs and expenses in the two quarters of 2011 compared to the two quarters of 2010 was primarily due to a decrease in employee related expenses reflecting the savings from workforce reduction initiatives implemented in 2010, partially offset by an increase in broadcast rights fees and an increase in delivery fees for our re-launched, mail-based total market coverage product.  The increase in selling and administrative expenses was primarily due to increases in promotional expenses, professional services fees, and restoring our company-wide 401(k) match, partially offset by a decrease in executive incentive compensation expense.

Our consolidated operating earnings were $17.5 million in the two quarters of 2011, a decrease of $5.6 million, or 24.4%, compared to $23.1 million in the two quarters of 2010.  The following table presents our operating earnings (loss) by segment for the two quarters of 2011 and the two quarters of 2010:

	2011	2010
	(dollars in millions)

Publishing	$7.2	$10.0
Broadcasting	14.3	17.4
Corporate	(4.0)	(4.3)
Total operating earnings	$17.5	$23.1

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing and broadcasting businesses and the increase in selling and administrative expenses, partially offset by a decrease in operating costs and expenses primarily at our publishing businesses.

EBITDA in the two quarters of 2011 was $29.1 million, a decrease of $6.5 million, or 18.3%, compared to $35.6 million in the two quarters of 2010.
The following table presents a reconciliation of our consolidated net earnings to EBITDA for the two quarters of 2011 and the two quarters of 2010:

	2011	2010
	(dollars in millions)

Net earnings	$9.5	$13.4
Earnings from discontinued operations, net	(0.3)	(0.2)
Provision for income taxes	6.3	8.9
Total other expense, net (which is entirely comprised of interest income and expense)	2.0	1.1
Depreciation	10.8	11.4
Amortization	0.8	1.0
EBITDA	$29.1	$35.6

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Publishing

Revenue from publishing in the two quarters of 2011 was $85.9 million, a decrease of $6.1 million, or 6.5%, compared to $92.0 million in the two quarters of 2010.  Operating earnings from publishing were $7.2 million in the two quarters of 2011, a decrease of $2.8 million, or 28.4%, compared to $10.0 million in the two quarters of 2010.

Index

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2011 and the two quarters of 2010:

	2011			2010
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$27.4	$9.6	$37.0	$29.6	$10.7	$40.3	(8.1)
Classified	8.8	1.8	10.6	10.1	2.3	12.4	(14.7)
National	2.4	--	2.4	2.4	--	2.4	2.2
Direct marketing	--	--	--	0.1	--	0.1	(46.2)
Total advertising revenue	38.6	11.4	50.0	42.2	13.0	55.2	(9.2)
Circulation revenue	24.8	0.8	25.6	25.1	0.9	26.0	(1.4)
Other revenue	8.7	1.6	10.3	9.3	1.5	10.8	(5.1)
Total revenue	$72.1	$13.8	$85.9	76.6	$15.4	$92.0	(6.5)

Operating earnings	$6.2	$1.0	$7.2	8.9	$1.1	$10.0	(28.4)

Advertising revenue accounted for 58.2% of total publishing revenue in the two quarters of 2011 compared to 60.0% in the two quarters of 2010.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the two quarters of 2011.

Retail advertising revenue in the two quarters of 2011 was $37.0 million, a decrease of $3.3 million, or 8.1%, compared to $40.3 million in the two quarters of 2010.  The $2.2 million decrease in retail advertising revenue at our daily newspaper was primarily due to decreases in ROP and preprint advertising revenue and the loss of certain advertisers from our total market coverage product, partially offset by an increase in retail online advertising revenue.  The revenue decreases were in the home improvement, communications, furniture, automotive, finance, food, dining and entertainment and travel categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $1.1 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to decreases in automotive, retail and real estate advertising and a decrease from publications we decided to exit.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the two quarters of 2011 compared to the two quarters of 2010, partially offset by an increase in classified online advertising revenue.  Classified advertising revenue in the two quarters of 2011 was $10.6 million, a decrease of $1.8 million, or 14.7%, compared to $12.4 million in the two quarters of 2010.  At our daily newspaper, classified advertising revenue decreased $1.3 million, or 13.1%, in the two quarters of 2011 compared to the two quarters of 2010.  The decrease was lead by the real estate category, which decreased $0.8 million, or 36.6%.  The lack of any recovery in the Milwaukee area housing market and the decrease in real estate advertisers placing advertisements in our products continues to affect us.   Additionally, the other category decreased $0.3 million, or 11.0%, the automotive category decreased $0.1 million, or 6.6%, and the employment category decreased $0.1 million, or 2.9%, compared to the two quarters of 2010.  The average rate per inch of classified advertising decreased in the two quarters of 2011 compared to the two quarters of 2010 primarily due to the planned decrease in rates for employment classified revenue in an effort to increase volume.  We believe this strategy was successful as we experienced a 33.6% increase in volume for employment classified advertising in the two quarters of 2011 compared to the two quarters of 2010.  Historically, rates for employment classified advertising have been higher than other classified advertising categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to the two quarters of 2010, partially due to our planned decrease in rates for real estate classified advertising revenue.  We have not experienced the same level of success from our strategy to increase volume by decreasing rates for real estate classified advertising revenue.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.5 million, or 21.4%, in the two quarters of 2011 compared to the two quarters of 2010 primarily due to decreases in automotive, employment and real estate classified advertising revenue and a decrease from publications we decided to exit.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the two quarters of 2011 was $0.4 million, or 16.1%, compared to the two quarters of 2010.

Total retail and classified interactive advertising revenue at our daily newspaper was $5.6 million in the two quarters of 2011, an increase of $0.5 million, or 9.3%, compared to $5.1 million in the two quarters of 2010.  Interactive retail advertising revenue increased 8.6% compared to the two quarters of 2010 due to an increase in sponsorships sold.  Interactive classified advertising revenue increased 10.3% compared to the two quarters of 2010 due to an increase in classified upsells and packages sold.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $2.4 million in both the two quarters of 2011 and the two quarters of 2010.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was minimal in the two quarters of 2011 compared to $0.1 million and the two quarters of 2010.

Circulation revenue accounted for 29.8% of total publishing revenue in the two quarters of 2011 compared to 28.3% in the two quarters of 2010.  Circulation revenue was $25.6 million in the two quarters of 2011, a decrease of $0.4 million, or 1.4%, compared to $26.0 in the two quarters of 2010.  At our daily newspaper, a decrease in revenue from the daily edition was partially offset by an increase in revenue from the Sunday edition.  In early 2011, our daily newspaper launched a program titled “Big Wednesday” in which Sunday-only subscribers receive the Wednesday edition of the daily newspaper as part of their existing Sunday-only subscription.  We believe this program will help our advertisers reach a larger mid-week audience.  At our community newspapers and shoppers business, circulation revenue of $0.8 million in the two quarters of 2011 decreased $0.1 million compared to $0.9 million in the two quarters of 2010.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 12.0% of total publishing revenue in the two quarters of 2011 compared to 11.7% in the two quarters of 2010.  Other revenue was $10.3 million in the two quarters of 2011, a decrease of $0.5 million, or 5.1%, compared to $10.8 million in the two quarters of 2010.  The $0.6 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue from the loss of a significant customer, a decrease in the number of pages printed and contract renegotiations, partially offset by an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers.  At our community newspapers and shoppers business, other revenue was $1.6 million in the two quarters of 2011 compared to $1.5 million the two quarters of 2010.

In June 2011, we sold the Pelican Press and PelicanPress Marketplace businesses, which operate in Sarasota, Florida.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $0.2 million.

Publishing operating earnings in the two quarters of 2011 were $7.2 million, a decrease of $2.8 million, or 28.4%, compared to $10.0 million in the two quarters of 2010.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $3.2 million, or 3.9%, in the two quarters of 2011 compared to the two quarters of 2010 primarily due to a decrease in employee related expenses, partially offset by an increase in delivery costs for our total market coverage product (which was re-launched as a mail-based product in the fourth quarter of 2010).  Total newsprint and paper costs for our publishing businesses in the two quarters of 2011 were $8.6 million, an increase of $0.1 million, or 0.8%, compared to $8.5 million in the two quarters of 2010 due to an 8.9% increase in average newsprint pricing per metric ton, partially offset by a 5.4% decrease in newsprint consumption due to a decrease in advertising pages.

Broadcasting

Revenue from broadcasting in the two quarters of 2011 was $88.2 million, a decrease of $1.4 million, or 1.6%, compared to $89.6 million in the two quarters of 2010.  Operating earnings from broadcasting in the two quarters of 2011 were $14.3 million, a decrease of $3.1 million, or 17.7%, compared to $17.4 million in the two quarters of 2010.

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2011 and the two quarters of 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
			(dollars in millions)

Revenue	$56.1	$32.1	$88.2	$57.7	$31.9	$89.6	(1.6)

Operating earnings	$8.1	$6.2	$14.3	$10.6	$6.8	$17.4	(17.7)

Revenue from our television stations in the two quarters of 2011 was $56.1 million, a decrease of $1.6 million, or 2.7%, compared to $57.7 million in the two quarters of 2010.  We experienced revenue increases in six of our nine television markets.  There was no Olympic advertising revenue in the two quarters of 2011.  Olympic advertising revenue was $2.2 million in the two quarters of 2010.  Compared to the two quarters of 2010, political and issue advertising revenue decreased $0.8 million, or 35.7% and national advertising revenue decreased $0.6 million, or 5.5%, primarily due to a decrease in automotive advertising revenue.  Partially offsetting these revenue decreases, local advertising revenue increased $1.1 million, or 3.0%; retransmission revenue increased $0.8 million, or 24.2%; and other revenue increased $0.1 million, or 17.3%.  Local advertising revenue increased due to an increase in local inventory availability (due to this being a non-Olympic broadcast year), an increase in interactive advertising revenue and an increase in automotive advertising revenue.  Political and issue advertising revenue decreased in the two quarters of 2011 because 2011 is considered a non-political and issue advertising year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Index

Our television stations experienced revenue decreases in a number of categories, specifically financial, automotive, packaged goods, home improvement, furniture and furnishings and pharmaceuticals, partially offset by increases in the casino and gambling, educations and retail categories.  Automotive advertising revenue represented 16.9% of television advertising revenue in the two quarters of 2011 compared to 17.1% in the two quarters of 2010.  Automotive advertising revenue was $9.5 million in the two quarters of 2011, a decrease of $0.4 million, or 3.8%, compared to $9.9 million in the two quarters of 2010.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $1.0 million in the two quarters of 2011, an increase of $0.3 million, or 38.5%, compared to $0.7 million in the two quarters of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the two quarters of 2011 were $8.1 million, a decrease of $2.5 million, or 23.4%, compared to $10.6 million in the two quarters of 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in advertising revenue and an increase in expenses.  Total television expenses in the two quarters of 2011 increased $0.9 million, or 1.9%, compared to the two quarters of 2010 primarily due to increases in employee related expenses, network programming fees, professional services fees, bad debt expense and expenses related to expanded news coverage of the Green Bay Packers and the Wisconsin political battles.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Revenue from our radio stations in the two quarters of 2011 was $32.1 million, an increase of $0.2 million, or 0.5%, compared to $31.9 million in the two quarters of 2010.  We experienced revenue increases in four of our eight radio markets.  Compared to the two quarters of 2010, national advertising revenue increased $0.5 million, or 17.3%, primarily due to an increase in automotive advertising revenue.  Partially offsetting this revenue increase, local advertising revenue decreased $0.3 million, or 1.1%.  Political and issue advertising revenue was $0.3 million in both the two quarters of 2011 and the two quarters of 2010.

Our radio stations experienced revenue increases in a number of categories, specifically media, professional services, automotive, furniture and furnishings, pharmaceuticals, restaurants and financial, partially offset by decreases in the entertainment, other services and medical categories.  Automotive advertising represented 14.4% of radio advertising revenue in the two quarters of 2011 compared to 13.0% in the two quarters of 2010.  Automotive advertising revenue was $4.6 million in the two quarters of 2011, an increase of $0.4 million, or 11.1%, compared to $4.2 million in the two quarters of 2010.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $0.8 million in both the two quarters of 2011 and the two quarters of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the two quarters of 2011 were $6.2 million, a decrease of $0.6 million, or 8.8%, compared to $6.8 million in the two quarters of 2010.  The decrease in operating earnings was primarily due to an increase in expenses.  Total radio expenses increased $0.8 million, or 3.0%, in the two quarters of 2011 compared to the two quarters of 2010 primarily due to an increase in broadcast rights fees for the broadcast of additional Green Bay Packers games and a charge recorded for the expected loss from the broadcast rights fee of a sports contract, an increase in promotional expenses and an increase in professional services fees.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Corporate

Revenue and expense eliminations were $0.1 million in the two quarters of 2011 compared to $0.3 million in the two quarters of 2010.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $4.0 million in the two quarters of 2011, a decrease of $0.3 million compared to $4.3 million in the two quarters of 2010.  The decrease was primarily due to a decrease in our executive incentive compensation expense.

Other Income and Expense and Taxes

Interest income was insignificant in both the two quarters of 2011 and the two quarters of 2010.  Interest expense was $2.0 million in the two quarters of 2011 compared to $1.1 million in the two quarters of 2010.  The increase in interest expense was due to the increase in borrowing rates under our amended and extended credit agreement entered into on August 13, 2010, partially offset by the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.6 million in the two quarters of 2011 compared to $0.2 million in the two quarters of 2010.

Our effective tax rate was 40.9% in the two quarters of 2011 compared to 40.2% in the two quarters of 2010.  The increase in the two quarters of 2011 compared to the two quarters of 2010 was primarily due to a state tax law change that resulted in a write-off of a state deferred tax asset, partially offset by an audit settlement.

Index

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were $0.3 million in the two quarters of 2011 compared to $0.2 million in the two quarters of 2010.  Income tax expense was $0.2 million in the two quarters of 2011 compared to $0.1 million in the two quarters of 2010.

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

In the two quarters of 2010, revenue from PrimeNet was $2.1 million and we recorded a $0.6 million net loss from operations and shut down related costs.

In the two quarters of 2010, revenue from IPC was $21.7 million and we recorded $0.8 million in net earnings from operations.

Net Earnings

Our net earnings in the two quarters of 2011 were $9.5 million, a decrease of $3.9 million, or 29.0%, compared to $13.4 million in the two quarters of 2010.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the increase in interest expense, partially offset by the decrease in the provision for income taxes and the increase in earnings from discontinued operations.

Earnings per Share for Class A and B Common Stock

In the two quarters of 2011, basic and diluted net earnings per share of class A and B common stock were $0.16 for both.  This compared to $0.23 for both in the two quarters of 2010.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.15 for both in the two quarters of 2011.  This compared to $0.22 for both in the two quarters of 2010.  Basic and diluted earnings per share from discontinued operations were $0.01 in both the two quarters of 2011 and the two quarters of 2010.

Liquidity and Capital Resources

Our cash balance was $2.4 million as of June 26, 2011.  We believe our expected cash flows from operations and borrowings available under our credit facility of $164.0 million as of June 26, 2011, will meet our needs for the short-and long-term.  During the two quarters of 2011, we reduced our notes payable to banks by $13.6 million.  Throughout 2011, we expect to selectively invest resources in digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.  We also expect to repurchase shares of our common stock under the recently authorized share repurchase program.

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility).  In connection with this amendment, certain lenders reduced their commitments to $225.0 million and extended the expiration date to December 2, 2013 (extending lenders).  The maturity date for the remaining lenders, with terms and commitments that remain unchanged at $74.0 million, was on June 2, 2011 (non-extending lenders).  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.  At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of June 26, 2011 and December 26, 2010, we had borrowings of $61.0 million and $74.6 million, respectively, under our credit facility at a weighted average rate of 2.57% and 3.06%, respectively.

Fees in connection with the secured credit facility of $3.3 million and the unamortized deferred financing costs from the unsecured revolving credit facility of $0.2 million are being amortized over the term of the secured credit facility using the effective interest method.  Unamortized deferred financing costs related to the non-extending lenders are fully amortized.

Index

We estimate the fair value of our secured credit facility as of June 26, 2011 to be $60.2 million, based on discounted cash flows using an interest rate of 3.1%.  We estimated the fair value of our secured revolving facility as of December 26, 2010 to be $72.5 million, based on discounted cash flows using an interest rate of 4.05%.  These fair value measurements fall within level 3 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges.  As of June 26, 2011, our consolidated funded debt ratio was 0.80-to-1.  As of June 26, 2011, we are able to borrow an additional $164.0 million under our secured credit facility.  Our future borrowing capacity is subject to change due to the changes in our future operating results.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of June 26, 2011, our interest coverage ratio was 17.77-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

We have $2.5 million of standby letters of credit for business insurance purposes.

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals.  We also permanently suspended the unfunded non-qualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.  For employees not covered by the qualified defined benefit pension plan, the 401(k) plan was also amended on October 12, 2010.  The annual employer contribution is no longer a component of the 401(k) plan effective January 1, 2011.  In addition, effective January 1, 2011, we enhanced the current matching contribution to our 401(k) plan.  Prior to the suspension in February 2009, we contributed $0.50 for each dollar contributed by the 401(k) participant, up to 5% of their eligible wages for a maximum match of 2.5% of eligible wages as defined by the 401(k) plan.  Starting January 1, 2011, we began contributing $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages for a maximum match of 3.5% of eligible wages as defined by the 401(k) plan.

Our liability for separation benefits of $0.9 million as of June 26, 2011 will be paid during the next 18 months.  The ongoing activity of our liability for separation benefits during the two quarters of 2011 was as follows:

	Balance as of December 26, 2010	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of June 26, 2011
		(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.4	$--	$(0.5)	$0.9
Total	$1.4	$--	$(0.5)	$0.9

Dividends

Since April 2009, our board of directors has suspended dividends on our class A and class B shares.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share each quarter must be paid prior to the payment of any future dividends on our class A and class B shares.  As of July 12, 2011, we had $4.6 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.

Index

Cash Flow

Continuing Operations

During the past two years, we primarily used our cash to reduce our notes payable to banks.  We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.  In the two quarters of 2011, we reduced our notes payables to banks by $13.6 million while selectively adding back expense to invest in our employees, programming, and products.

Cash provided by operating activities was $17.5 million in the two quarters of 2011 compared to $35.2 million in the two quarters of 2010.  The decrease was primarily due to increased income tax payments and payments related to our executive incentive compensation plan and other performance based plans related to our 2010 results, a decrease in cash provided by working capital and the decrease in net earnings.

Cash used for investing activities was $4.6 million in the two quarters of 2011 compared to $4.4 million in the two quarters of 2010.  Capital expenditures were $5.4 million in the two quarters of 2011 compared to $5.2 million in the two quarters of 2010.  Our capital expenditures in the two quarters of 2011 were primarily at our broadcasting business for high definition equipment, digital content management solutions and needed improvements at our facilities.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the two quarters of 2011, we received $0.7 million in proceeds from the sale of the Pelican Press and PelicanPress Marketplace businesses and the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.  In the two quarters of 2010, we received $0.7 million in insurance proceeds for our broadcast tower that was destroyed in an ice storm in 2009.

Cash used for financing activities was $13.2 million in the two quarters of 2011 compared to $33.5 million in the two quarters of 2010.  Borrowings under our credit facility in the two quarters of 2011 were $53.4 million and we made payments of $67.0 million, reflecting a $13.6 million decrease in our notes payable to banks compared to borrowings of $43.6 million and payments of $77.2 million in the two quarters of 2010 reflecting a $33.6 million decrease in our notes payable to banks.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the two quarters of 2011, reflecting the sale of real estate holdings of NorthStar, compared to $2.0 million in the two quarters of 2010.  The decrease was due to cash generated from the operations of IPC in the two quarters of 2010.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for comprehensive income. The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS).  The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS. The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

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

Index

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

ITEM 1.LEGAL PROCEEDINGS

None.

Index

ITEM 1A.    RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 26, 2010

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class B common stock in the second quarter ended June 26, 2011:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs(2)

March 28 to April 24, 2011	--	$--	--	--
April 25 to May 22, 2011	1,106	$5.42	--	--
May 23 to June 26, 2011	1,309	$4.92	--	--

(1)
Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our oustanding class A common stock and/or class B common stock until the end of fiscal 2013.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      RESERVED

ITEM 5.      OTHER INFORMATION

None.

Index

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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Condensed Statements of Operations for the Second Quarter and Two Quarters Ended June 26, 2011 and June 27, 2010; (ii) the Unaudited Consolidated Condensed Statement of Equity for the Two Quarters Ended June 26, 2011; (iii) the Unaudited Consolidated Condensed Statement of Equity for the Two Quarters Ended June 27, 2010; (iv) the Unaudited Consolidated Condensed Statements of Cash Flows for the Two Quarters Ended June 26, 2011 and June 27, 2010; and (vii) Notes to the Unaudited Consolidated Condensed Consolidated Financial Statements (block tagging only), furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: August 4, 2011	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: August 4, 2011	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy
and Chief Financial Officer