Form 10-Q
period 2011-09-25
JOURNAL COMMUNICATIONS INC
filed 2011-11-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 25, 2011
or

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
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2011 (excluding 8,676,705 shares of class B common stock held by our subsidiary, The Journal Company):

Class	Outstanding at October 28, 2011
Class A Common Stock	44,193,857
Class B Common Stock	7,261,004,282
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 25, 2011	December 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,686	$2,056
Investments of variable interest entity	500	500
Receivables, net	51,427	55,309
Inventories, net	2,007	1,035
Prepaid expenses and other current assets	4,304	3,961
Syndicated programs	3,595	7,361
Deferred income taxes	3,516	4,809
TOTAL CURRENT ASSETS	67,035	75,031

Property and equipment, at cost, less accumulated depreciation of $236,730 and $228,820	171,171	179,725
Syndicated programs	4,877	3,083
Goodwill	8,670	9,098
Broadcast licenses	82,426	82,426
Other intangible assets, net	21,790	22,988
Deferred income taxes	46,128	54,077
Other assets	4,555	5,342
TOTAL ASSETS	$406,652	$431,770

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,969	$22,895
Accrued compensation	9,104	13,703
Accrued employee benefits	5,345	5,087
Deferred revenue	14,487	13,899
Syndicated programs	5,549	8,685
Accrued income taxes	312	7,332
Other current liabilities	5,866	6,493
Current portion of long-term liabilities	486	561
TOTAL CURRENT LIABILITIES	60,118	78,655

Accrued employee benefits	56,205	58,534
Syndicated programs	6,502	5,114
Long-term notes payable to banks	54,999	74,570
Other long-term liabilities	7,325	5,970
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at September 25, 2011 and December 26, 2010	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at September 25, 2011 and December 26, 2010	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding treasury stock): 7,265,573.282 shares at September 25, 2011 and 8,594,541.684 shares at December 26, 2010	152	165
Class A – authorized 170,000,000 shares; issued and outstanding: 44,228,213 shares at September 25, 2011 and 43,196,321 shares at December 26, 2010	442	432

Additional paid-in capital	259,792	260,376
Accumulated other comprehensive loss	(31,704)	(32,295)
Retained earnings	100,339	87,767
Treasury stock, at cost (8,676,705 class B shares)	(108,715)	(108,715)
Total Journal Communications, Inc. shareholders’ equity	220,339	207,763
Noncontrolling interest	1,164	1,164
TOTAL EQUITY	221,503	208,927
TOTAL LIABILITIES AND EQUITY	$406,652	$431,770

See accompanying notes to unaudited consolidated condensed financial statements.

INDEX

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Operations
 (in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Revenue:
Broadcasting	$46,937	$48,482	$135,129	$138,099
Publishing	40,888	43,439	126,807	135,377
Corporate eliminations	(41)	(104)	(189)	(403)
Total revenue	87,784	91,817	261,747	273,073

Operating costs and expenses:
Broadcasting	24,383	24,502	68,387	68,398
Publishing	27,521	28,802	82,439	86,670
Corporate eliminations	(41)	(104)	(189)	(403)
Total operating costs and expenses	51,863	53,200	150,637	154,665

Selling and administrative expenses	27,828	27,541	85,518	84,197
Total operating costs and expenses and selling and administrative expenses	79,691	80,741	236,155	238,862

Operating earnings	8,093	11,076	25,592	34,211
Other income and (expense):
Interest income	14	25	52	58
Interest expense	(838)	(996)	(2,846)	(2,102)
Total other income and (expense)	(824)	(971)	(2,794)	(2,044)

Earnings from continuing operations before income taxes	7,269	10,105	22,798	32,167

Provision for income taxes	2,823	3,782	9,177	12,660

Earnings from continuing operations	4,446	6,323	13,621	19,507

Earnings (loss) from discontinued operations, net of $0, $(15), $221 and $72 applicable income tax provision (benefit), respectively	--	(28)	341	191

Net earnings	$4,446	$6,295	$13,962	$19,698

Earnings per share:
Basic – Class A and B common stock:
Continuing operations	$0.07	$0.11	$0.22	$0.33
Discontinued operations	--	--	0.01	--
Net earnings	$0.07	$0.11	$0.23	$0.33
Diluted – Class A and B common stock:
Continuing operations	$0.07	$0.11	$0.22	$0.33
Discontinued operations	--	--	0.01	--
Net earnings	$0.07	$0.11	$0.23	$0.33
Basic and diluted – Class C common stock:
Continuing operations	$0.21	$0.25	$0.64	$0.76
Discontinued operations	--	--	0.01	--
Net earnings	$0.21	$0.25	$0.65	$0.76

See accompanying notes to unaudited consolidated condensed financial statements.

INDEX

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
For the Three Quarters Ended September 25, 2011
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Noncontrolling	Treasury Stock,
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss	Earnings	Interests	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375
Change in pension and postretirement (net of deferred tax of $127)						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan			-		181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of non-vested restricted stock					368					368

Balance at March 27, 2011	-	33	156	443	260,698	(32,098)	90,679	1,164	(108,715)	212,360

Net earnings							6,141			6,141
Change in pension and postretirement (net of deferred tax of $128)						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			1		432					433
Shares withheld from employees for tax withholding					(13)					(13)
Stock-based compensation					285					285

Balance at June 26, 2011	-	33	153	447	261,402	(31,901)	96,356	1,164	(108,715)	218,939

Net earnings							4,446			4,446
Change in pension and postretirement (net of deferred tax of $128)						197				197
Class C dividends declared ($0.142 per share)							(463)			(463)
Issuance of shares:
Conversion of class B to class A			(1)	1						-
Stock grants					20					20
Employee stock purchase plan					147					147
Shares purchased and retired				(6)	(2,060)					(2,066)
Shares withheld from employees for tax withholding					(26)					(26)
Stock-based compensation					284					284
Income tax benefits from vesting of non-vested restricted stock					25					25

Balance at September 25, 2011	$-	$33	$152	$442	$259,792	$(31,704)	$100,339	$1,164	$(108,715)	$221,503

INDEX

Journal Communications, Inc.
Unaudited Consolidated Statements of Equity
Three Quarters Ended September 26, 2010
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional	Accumulated Other Comprehensive	Retained	Noncontrolling	Treasury Stock,
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss	Earnings	Interests	at cost	Total

Balance at December 27, 2009	$-	$33	$174	$418	$258,413	$(34,487)	$55,239	$-	$(108,715)	$171,075

Net earnings							5,303			5,303
Change in pension and postretirement (net of deferred tax of $280)						441				441
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			2		30					32
Employee stock purchase plan			1		162					163
Shares withheld from employees for tax withholding			(1)		(267)					(268)
Stock-based compensation					294					294
Consolidation of variable interest entity								1,164		1,164
Income tax benefits from vesting of non-vested restricted stock					95					95

Balance at March 28, 2010	-	33	172	422	258,727	(34,046)	60,078	1,164	(108,715)	177,835

Net earnings							8,100			8,100
Change in pension and postretirement (net of deferred tax of $278)						442				442
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(7)	7						-
Stock grants			1		493					494
Stock-based compensation					302					302

Balance at June 27, 2010	-	33	166	429	259,522	(33,604)	67,714	1,164	(108,715)	186,709

Net earnings							6,295			6,295
Change in pension and postretirement (net of deferred tax of $281)						441				441
Class C dividends declared ($0.142 per share)							(463)			(463)
Issuance of shares:
Conversion of class B to class A			(1)	1						-
Stock grants					22					22
Employee stock purchase plan			-		140					140
Shares withheld from employees for tax withholding					(25)					(25)
Stock-based compensation					274					274
Income tax benefits from vesting of non-vested restricted stock					25					25

Balance at September 26, 2010	$-	$33	$165	$430	$259,958	$(33,163)	$73,546	$1,164	$(108,715)	$193,418

See accompanying notes to unaudited consolidated condensed financial statements.

INDEX

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 25, 2011	September 26, 2010
Cash flow from operating activities:
Net earnings	$13,962	$19,698
Less earnings from discontinued operations	341	191
Earnings from continuing operations	13,621	19,507
Adjustments for non-cash items:
Depreciation	16,305	17,145
Amortization	1,177	1,456
Provision for doubtful accounts	499	381
Deferred income taxes	9,206	7,830
Non-cash stock-based compensation	1,304	1,364
Net (gain) loss from disposal of assets	(529)	89
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	3,052	4,227
Inventories	(972)	93
Accounts payable	(3,926)	207
Other assets and liabilities	(13,382)	(6,785)
Net Cash Provided By Operating Activities	26,355	45,514

Cash flow from investing activities:
Capital expenditures for property and equipment	(8,095)	(7,323)
Proceeds from sales of businesses	1,558	25
Proceeds from sales of assets	76	792
Insurance proceeds from tower collapse and replacement	--	728
Net Cash Used For Investing Activities	(6,461)	(5,778)

Cash flow from financing activities:
Financing costs for long-term notes payable to banks	--	(3,223)
Proceeds from long-term notes payable to banks	74,738	73,655
Payments on long-term notes payable to banks	(94,309)	(112,605)
Shares purchased and retired	(1,787)	--
Principal payments under capital lease obligations	(256)	(235)
Proceeds from issuance of common stock	295	272
Income tax benefits from vesting of non-vested restricted stock	455	120
Net Cash Used For Financing Activties	(20,864)	(42,016)

Cash from discontinued operations:
Net operating activities of discontinued operations	(223)	2,322
Net investing activities of discontinued operations	823	(387)

Net Cash Provided by Discontinued Operations	600	1,935
Net Increase (Decrease) In Cash And Cash Equivalents	(370)	(345)

Cash and cash equivalents:
Beginning of year	2,056	3,369
At September 25, 2011 and September 26, 2010	$1,686	$3,024

See accompanying notes to unaudited consolidated condensed financial statements.

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of Journal Communications, Inc., its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings, the operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, and IPC Print Services, Inc. (IPC), our former printing services business, have been reflected as discontinued operations in our consolidated condensed statement of operations.   The balance sheet as of December 26, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the third quarter and three quarters ended September 25, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 25, 2011.  You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2010.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.  The fourth quarterly reporting period in our 2012 fiscal year will consist of 14 weeks.

3	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill impairment. The guidance simplifies how entities test goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance for comprehensive income. The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In December 2010, the FASB issued amended guidance for goodwill.  The guidance applies to entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative.  The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. We adopted this guidance in the first quarter of 2011.  There has been no impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance for business combinations.  The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  We adopted this guidance in the first quarter of 2011 for future business combinations.  There has been no impact on our consolidated financial statements.

In July 2010, the FASB issued amended guidance for receivables.  The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010.  We adopted this guidance for activity that occurs for our financing receivables beginning in the first quarter of 2011.  The adoption of these disclosures did not have a material impact on our consolidated financial statements.  See Note 9, “Receivables,” for disclosures regarding our adoption of the FASB’s amended guidance for financing receivables.

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

The following table sets forth the computation of basic earnings per share under the two-class method:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations
Less dividends declared or accrued:	$4,446	$6,323	$13,621	$19,507
Class A and B	--	--	--	--
Class C	463	463	1,391	1,391
Non-vested restricted stock	--	--	--	--
Total undistributed earnings from continuing operations	$3,983	$5,860	$12,230	$18,116

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Class A and B undistributed earnings from continuing operations	$3,697	$5,416	$11,347	$16,736
Class C undistributed earnings from continuing operations	236	348	723	1,076
Non-vested restricted stock undistributed earnings from continuing operations	50	96	160	304
Total undistributed earnings from continuing operations	$3,983	$5,860	$12,230	$18,116

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--	$--	$--
Class A and B undistributed earnings	3,697	5,416	11,347	16,736
Numerator for basic earnings from continuing operations per class A and B common stock	$3,697	$5,416	$11,347	$16,736

Numerator for basic earnings from continuing operations per class C common stock:
Dividends accrued on class C	$463	$463	$1,391	$1,391
Class C undistributed earnings	236	348	723	1,076
Numerator for basic earnings from continuing operations per class C common stock	$699	$811	$2,114	$2,467

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,316	50,866	51,254	50,755
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from continuing operations:
Class A and B	$0.07	$0.11	$0.22	$0.33
Class C	$0.21	$0.25	$0.64	$0.76

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings (loss) from discontinued operations	$--	$(28)	$341	$191

Undistributed earnings (loss) from discontinued operations:
Class A and B	$--	$(26)	$316	$177
Class C	--	(2)	20	12
Non-vested restricted stock	--	--	5	2
Total undistributed earnings (loss) from discontinued operations	$--	$(28)	$341	$191

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,316	50,866	51,254	50,755
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from discontinued operations:
Class A and B	$--	$--	$0.01	$--
Class C	$--	$--	$0.01	$--

Numerator for basic net earnings for each class of common stock:
Net earnings	$4,446	$6,295	$13,962	$19,698
Less dividends declared or accrued
Class A and B	--	--	--	--
Class C	463	463	1,391	1,391
Non-vested restricted stock	--	--	--	--
Total undistributed net earnings	$3,983	$5,832	$12,571	$18,307

Undistributed net earnings:
Class A and B	$3,697	$5,390	$11,663	$16,913
Class C	236	346	743	1,088
Non-vested restricted stock	50	96	165	306
Total undistributed net earnings	$3,983	$5,832	$12,571	$18,307

Numerator for basic net earnings per class A and Bcommon stock:
Dividends declared on class A and B	$--	$--	$--	$--
Class A and B undistributed net earnings	3,697	5,390	11,663	16,913
Numerator for basic net earnings per class A and B common stock	$3,697	$5,390	$11,663	$16,913

Numerator for basic net earnings per class C common stock:
Dividends accrued on class C	$463	$463	$1,391	$1,391
Class C undistributed net earning	236	346	743	1,088
Numerator for basic net earnings per class C common stock	$699	$809	$2,134	$2,479

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,316	50,866	51,254	50,755
Class C	3,264	3,264	3,264	3,264

Basic net earnings per share:
Class A and B	$0.07	$0.11	$0.23	$0.33
Class C	$0.21	$0.25	$0.65	$0.76

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock.  For the third quarter and three quarters of 2011, 207 and 247 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  For the third quarter and three quarters of 2010, 449 and 445 non-vested restricted class B common shares, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented.  Therefore, the class C shares are not included in the diluted weighted average shares outstanding.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$--	$--	$--	$--
Total undistributed earnings from continuing operations	3,697	5,416	11,347	16,736
Total undistributed earnings (loss) from discontinued operations	--	(26)	316	177
Net earnings	$3,697	$5,390	$11,663	$16,913

Denominator for diluted net earnings per share:
Weighted average shares outstanding - class A and B	51,316	50,866	51,254	50,755

Diluted earnings per share:
Continuing operations	$0.07	$0.11	$0.22	$0.33
Discontinued operations	--	--	0.01	--
Net earnings	$0.07	$0.11	$0.23	$0.33

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

6      COMPREHENSIVE INCOME

The following table sets forth our comprehensive income:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Net earnings	$4,446	$6,295	$13,962	$19,698
Change in pension and post-retirement (net of tax of $128, $281, $383 and $839, respectively)	197	441	591	1,324
Comprehensive income	$4,643	$6,736	$14,553	$21,022

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

7      VARIABLE INTEREST ENTITY

We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV, pending FCC rule changes and approval.  Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV.  As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164, which consists primarily of a broadcast license and investments.  The investments of ACE TV, Inc. can be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. have no recourse to our general credit.  We have not provided financial or other support that we are not contractually required to provide.

8      INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of September 25, 2011 and December 26, 2010 consist of the following:

	September 25, 2011	December 26, 2010

Paper and supplies	$2,010	$1,043
Work in process	40	36
Less obsolescence reserve	(43)	(44)
Inventories, net	$2,007	$1,035

9      RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by cable, satellite and telecommunications providers.  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts as of September 25, 2011 and December 26, 2010 was $1,895 and $3,286, respectively.

We have a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014.  The note receivable balance as of September 25, 2011 and December 26, 2010 was $430.  This note receivable is reported in other assets in the consolidated condensed balance sheets.  Management monitors the level of payment activity and, to date, all monthly interest-only payments have been received on time and in full.  We believe that we will collect the amount owed to us.

In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years.  At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively.  As of September 25, 2011, the notes receivable balances were $426 and $65, respectively, and as of December 26, 2010, the notes receivable balances were $624 and $96, respectively.  As of September 25, 2011, the current portion of the notes receivable balances was $205 and is reported in receivables, net in the consolidated condensed balance sheets.  The non-current portion of the notes receivable was $286 and is reported in other assets in the consolidated condensed balance sheets.  Management monitors the operating performance of the buyer by reviewing quarterly revenue performance reports and annual financial statements.  Based on our monitoring, we believe that we will collect all amounts owed to us pursuant to these notes receivable.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10    GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of September 25, 2011.

Amortization expense was $393 and $1,177 for the third quarter and three quarters ended September 25, 2011, respectively, and $477 and $1,456 for the third quarter and three quarters ended September 26, 2010.  Estimated amortization expense for our next five fiscal years is $1,567 for 2011, $1,485 for 2012, $1,367 for 2013, $1,273 for 2014 and $1,263 for 2015.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 25, 2011 and December 26, 2010 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 25, 2011
Network affiliation agreements	$26,930	$(7,862)	$19,068
Customer lists	5,952	(4,781)	1,171
Non-compete agreements	10,120	(10,091)	29
Other	3,824	(2,302)	1,522
Total	$46,826	$(25,036)	$21,790

December 26, 2010
Network affiliation agreements	$26,930	$(7,062)	$19,868
Customer lists	6,794	(5,353)	1,441
Non-compete agreements	10,435	(10,392)	43
Other	3,896	(2,260)	1,636
Total	$48,055	$(25,067)	$22,988

During 2011, our community newspapers and shoppers business reporting unit sold several businesses in Florida.  As part of the transactions, we wrote-off customer lists, non-compete agreements and other intangible assets with a net carrying amount of $22.

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $82,426 as of September 25, 2011 and December 26, 2010.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
Goodwill recorded at our community newspapers and shoppers and broadcasting reporting units was $4,285 and $4,813, respectively, as of December 26, 2010. In 2011, our community newspapers and shoppers reporting unit sold its Florida businesses, and we disposed of $428 of goodwill allocated to those businesses. Goodwill recorded at our community newspapers and shoppers and broadcasting reporting units was $3,857 and $4,813, respectively, as of September 25, 2011.  We do not believe our broadcasting reporting unit is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

10    GOODWILL AND OTHER INTANGIBLE ASSETS continued

Interim Impairment Test
During the third quarter, we sold the remaining Florida-based businesses of our community newspapers and shoppers reporting unit.  In conjunction with the sale, an interim impairment test as of September 25, 2011 was performed on the carrying value of $3,857 of goodwill associated with this reporting unit.  Our interim impairment test indicated there was no goodwill impairment.  The percentage by which estimated fair value exceeded carrying value was 11.8%.  We will continue to monitor events and economic conditions in the markets in which our community newspapers and shoppers operate.  We cannot predict at this time when, or if, we will have another triggering event which would cause us to test for impairment of our goodwill.

For purposes of testing the carrying value of goodwill related to our community newspaper and shoppers reporting unit, we estimated fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach estimated a fair value exceeding carrying value.  Each approach is weighted equally to determine a fair value estimate of the reporting unit.  We based our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

11    WORKFORCE REDUCTIONS

During the third quarter and three quarters of 2011, we recorded a pre-tax charge of $1,308 and $1,322, respectively, for workforce separation benefits.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce separation benefits during the three quarters of 2011 was as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 26, 2010	Benefits	Benefits	September 25, 2011
Daily newspaper	$1,365	$1,295	$(674)	$1,986
Community newspapers and shoppers	72	27	(93)	6
Total	$1,437	$1,322	$(767)	$1,992

12    INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as approximately 16 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes, unless the statute of limitations has been previously extended.  Accordingly, our 2008 through 2010 tax returns are open for federal purposes, and our 2006 through 2010 tax returns remain open for state tax purposes.  Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

As of September 25, 2011, our liability for unrecognized tax benefits was $885, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of September 25, 2011, we had $271 accrued for interest expense and penalties.  We recognized $9 in interest expense during the third quarter of 2011.

As of September 25, 2011, it is possible for $276 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

13    GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of September 25, 2011, our maximum potential obligation pursuant to the guarantee was $1,030 and possible late fees, interest and collection costs.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.  During the third quarter of 2011, we received notification from the landlord that the buyer of our former New England business is delinquent in its rental payments dating back to April 2011.  The amount owed as of September 25, 2011 is approximately $70, including assessed late fees and interest per the lease.  The landlord has not demanded payment from us.

We provided a guarantee to the landlord of our former Clearwater, Florida-based operations of PrimeNet, which was sold in February 2010, with respect to tenant liabilities and obligations associated with a lease which expired in May 2011.  In addition, the buyer assumed certain leases for equipment and we provided a guarantee for the remaining lease obligations.  During the third quarter of 2011, we received notification from the buyer that it traded-in the equipment pursuant to the aforementioned lease for a new equipment lease commencing in September 2011.  Therefore, we are no longer obligated as a guarantor for the remaining lease obligations for the equipment leases assumed by the buyer.

14    EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$--	$--	$--	$--
Interest cost	1,962	2,085	5,887	6,255
Expected return on plan assets	(2,398)	(2,572)	(7,195)	(7,714)
Amortization of:
Unrecognized prior service cost	(2)	(40)	(7)	(122)
Unrecognized net loss	244	679	734	2,039
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$(194)	$152	$(581)	$458

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.   We do not expect to contribute to the qualified pension plan in 2011.  Based on current projections, we expect to contribute approximately $4,200 to our qualified defined benefit pension plan in 2012.  We expect to contribute $469 and $517 to our unfunded non-qualified pension plan in 2011 and 2012, respectively.

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$13	$21	$40	$63
Interest cost	207	238	620	714
Amortization of:
Unrecognized prior service cost	(54)	(55)	(164)	(165)
Unrecognized net transition obligation	137	137	412	411
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$303	$341	$908	$1,023

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

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of September 25, 2011 and December 26, 2010, we had borrowings of $54,999 and $74,570, respectively, under our credit facility at a weighted average rate of 2.59% and 3.06%, respectively.

Fees in connection with the secured credit facility of $3,338 and the unamortized deferred financing costs from the unsecured revolving credit facility of $213 are being amortized over the term of the secured credit facility using the effective interest method.  Unamortized deferred financing costs related to the non-extending lenders of $39 are fully amortized.

We estimate the fair value of our secured credit facility as of September 25, 2011 to be $54,933 based on discounted cash flows using an interest rate of 2.66%.  We estimated the fair value of our secured revolving facility as of December 26, 2010 to be $72,547, based on discounted cash flows using an interest rate of 4.05%.  These fair value measurements fall within level 3 of the fair value hierarchy.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of September 25, 2011, there are 2,673,629 shares available for issuance under the 2007 Plan.

During the third quarter and three quarters ended September 25, 2011 we recognized $313 and $1,332, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 25, 2011 was $122 and $536 respectively.  During the third quarter ended September 26, 2010, we recognized $298 and $1,439 respectively, in stock-based compensation expense, including $13 and $55, respectively, recorded in earnings from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 26, 2010 was $112 and $566, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of September 25, 2011, total unrecognized compensation cost related to stock-based compensation awards (consisting of non-vested restricted stock) was $1,913 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years.  Stock-based compensation expense is reported in selling and administrative expenses and earnings from discontinued operations in our consolidated condensed statements of operations.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and non-employee directors under our 2003 Plan and our 2007 Plan.  Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined.  Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals.  We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date.  A summary of stock grant activity during the three quarters of 2011 is as follows:

		Weighted
		Average
	Shares	Fair Value
Non-vested at December 26, 2010	777,872	$2.69
Granted	359,670	5.67
Vested	(425,689)	3.17
Forfeited	(22,328)	4.60
Non-vested at September 25, 2011	689,525	3.89

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total fair value of shares vesting during the three quarters of 2011 was $1,348.  There was an aggregate of 350,035 unrestricted and non-vested restricted stock grants issued to our non-employee directors (99,035 unrestricted shares) and employees (251,000 restricted shares) in the three quarters of 2010 at a weighted average fair value of $4.24 per share, of which 75,591 of the non-vested restricted shares have since vested.

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16    STOCK-BASED COMPENSATION continued

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 64,224 class B common shares sold to employees under this plan in the three quarters of 2011 at a weighted average fair value of $4.59.  As of September 25, 2011, there are 2,263,623 shares available for sale under the plan.

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

Our SARs vest over a three year graded vesting schedule and it is our policy to recognize compensation cost for awards with graded vesting on a straight-line basis over the vesting period for the entire award.  We ensure the compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.  The fixed price SARs have a fixed base value equal to the closing price of our class A common stock on the date of grant.  The escalating price SARs have an escalating base value that starts with the closing price of our class A common stock on the date of grant and increases by six percent per year for each year that the SARs remain outstanding, starting on the first anniversary of the grant date.  A summary of SAR activity during the three quarters of 2011 is as follows:

			Weighted
			Average
		Weighted	Contractual Term
		Average	Remaining
	SARs	Exercise Price	(years)

Outstanding at December 26, 2010	1,083,207	$10.71	6.6
Exercisable at December 26, 2010	909,527	11.21	6.5
Outstanding and exercisable at September 25, 2011	1,083,207	10.71	5.9

173,680 SARs vested during the three quarters of 2011.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the third quarter of 2011 is zero because the fair market value of our class B common stock on September 25, 2011 was lower than the weighted average exercise price of the SARs.

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

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

16    STOCK-BASED COMPENSATION continued

In 2003 and 2004, our non-employee directors and certain of our employees were granted options to purchase class B common stock.  These options were exercisable for a period of up to seven years from the grant date and are no longer outstanding.  There have been no options granted since 2004.

A summary of stock option activity during the three quarters of 2011 is:

			Average
		Weighted	Contractual Term
	Weighted	Average	Remaining
	Options	Exercise Price	(years)
Outstanding and exercisable at December 26, 2010	26,500	$18.06	0.3
Expired	(26,500)	18.06	--
Outstanding and exercisable at September 25, 2011	--	--	--

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable income taxes, in the consolidated condensed statement of operations for the third quarter and three quarters ended September 25, 2011 and September 26, 2010:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Revenue	$--	$--	$--	$--
Earnings before income taxes	$--	$--	$562	$--

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

The following table summarizes PrimeNet’s revenue and loss before income taxes as reported in earnings from the discontinued operations, net of applicable income taxes, in the consolidated condensed statement of operations for the third quarter and three quarters ended September 25, 2011 and September 26, 2010.

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenue	$--	$--	$--	$2,144
Loss before income taxes	$--	$--	$--	$(1,060)

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

The following table summarizes IPC’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable taxes, in the consolidated condensed statement of operations for the third quarter and three quarters ended September 25, 2011 and September 26, 2010:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenue	$--	$9,842	$--	$31,589
Earnings (loss) before income taxes	$--	$(43)	$--	$1,323

Certain liabilities were excluded from the sale of IPC and were included in continuing operations in the December 26, 2010 consolidated condensed balance sheet.  These liabilities included certain expenses which were incurred prior to closing, and a working capital overpayment due back to Walsworth pursuant to the sale agreement.  The liabilities were paid in the third quarter of 2011.

18	SALES OF BUSINESSES

In June, 2011, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida, for $502.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $245.  In August 2011, Journal Community Publishing Group, Inc. completed the sale of the remaining Florida-based community newspapers and shoppers businesses for aggregate consideration of $757.  The publications and web-sites included Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection, and were distributed in the Clay, St. John’s and Duval, Florida counties.  We recorded a total pre-tax gain on the sales, net of transaction expenses, of $253.  These sales allow us to focus our efforts on operating our Wisconsin-based community newspapers and shoppers businesses.

INDEX

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except per share amounts)

19    SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 12 states, consists of 33 radio stations and 13 television stations and the operation of a television station under a local marketing agreement.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the third quarter and three quarters ended September 25, 2011 and September 26, 2010 and identifiable total assets as of September 25, 2011 and December 26, 2010:

	Third Quarter Ended		Three Quarters Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Revenue
Broadcasting	$46,937	$48,482	$135,129	$138,099
Publishing	40,888	43,439	126,807	135,377
Corporate eliminations	(41)	(104)	(189)	(403)
	$87,784	$91,817	$261,747	$273,073
Operating earnings (loss)
Broadcasting	$6,991	$9,987	$21,309	$27,381
Publishing	2,822	3,066	9,994	13,078
Corporate	(1,720)	(1,977)	(5,711)	(6,248)
	$8,093	$11,076	$25,592	$34,211
Depreciation and amortization
Broadcasting	$3,140	$3,205	$9,155	$9,609
Publishing	2,616	2,825	7,872	8,625
Corporate	154	123	455	367
	$5,910	$6,153	$17,482	$18,601
Capital expenditures
Broadcasting	$1,951	$1,571	$6,521	$6,114
Publishing	353	269	931	883
Corporate	386	319	643	326
	$2,690	$2,159	$8,095	$7,323

	September 25, 2011	December 26, 2010

Identifiable total assets
Broadcasting	$264,196	$275,985
Publishing	114,795	125,870
Corporate	27,661	29,915
	$406,652	$431,770

INDEX

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and three quarters ended September 25, 2011, including the notes thereto.

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
•
changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total or changes in spectrum allocation policies);

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

INDEX

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 12 states, consists of 33 radio stations and 13 television stations and the operation of a television station under a local marketing agreement.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin.  Results from our interactive media assets are included in our publishing and broadcasting segments.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers and, to a lesser extent, from barter, digital revenues, retransmission fees, network compensation and other revenues.  Our television and radio stations are attracting new local advertisers through the creation of new and enhancing the presentation of existing local content and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.

Revenue from our broadcasting businesses decreased $1.6 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a $2.5 million decrease in political and issue advertising revenue, partially offset by a $0.6 million increase in local advertising revenue and a $0.5 million increase in retransmission revenue.  Operating earnings from our broadcasting business decreased $3.0 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the impact from the decrease in advertising revenue and an increase in expenses.  Total expenses increased $1.4 million, or 3.8%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increases in employee related costs and promotional expenses.

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

In the third quarter of 2011, we sold our remaining Florida-based community newspapers and shoppers businesses in two separate transactions.  Net proceeds were $0.8 million and we recorded pre-tax gains on the sales, net of transaction expenses, of $0.3 million.  The divestitures allow us to focus our efforts on operating our Wisconsin-based community newspapers and shoppers businesses.  Revenue and operating earnings in the third quarter of 2011 for the Florida-based community newspapers and shoppers businesses were $0.5 million and $0.3 million, respectively.  Revenue and operating earnings in the third quarter of 2010 for the Florida-based community newspapers and shoppers businesses were $1.3 million and $0.2 million, respectively, including the Florida community newspapers and shoppers businesses sold in the second quarter of 2011.

In the third quarter of 2011, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  Revenue from our publishing businesses decreased $2.5 million in the third quarter compared to the third quarter of 2010.  We have seen advertisers reduce their advertising spending in virtually all advertising categories.  We had a slight increase in the average rate per inch of advertising in the third quarter of 2011 compared to the third quarter of 2010.  The increase in the average rate per inch for retail advertising was partially offset by a decrease in the average rate per inch for classified and national advertising.  Retail advertising revenue decreased $1.6 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in ROP and preprint advertising primarily in the automotive, finance, furniture and real estate categories.  Classified advertising revenue decreased $1.1 million primarily in the real estate and automotive categories in the third quarter of 2011 compared to the third quarter of 2010.  Interactive advertising revenue decreased $0.1 million at our daily newspaper in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in retail sponsorships and classified packages sold.  National advertising revenue decreased $0.5 million in the third quarter of 2011 primarily due to a decrease in ROP advertising in the health services, finance and home improvement categories.  At our daily newspaper, commercial delivery revenue increased $0.3 million and commercial printing revenue increased $0.2 million in the third quarter of 2011 compared to the third quarter of 2010.  Operating earnings at our publishing businesses decreased $0.3 million in the third quarter of 2011 compared to the third quarter of 2010, including a $1.3 million workforce reduction charge to align our expenses in our publishing business with lower revenue.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  Total expenses decreased $2.2 million, or 8.0%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in employee related costs and a decrease in newsprint and paper costs, partially offset by the workforce reduction charge and an increase in delivery costs for our total market coverage product.

INDEX

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our advertisers and consumers.  While we are seeing some improvement at our broadcasting businesses, persistent high unemployment, lack of strong economic growth and continued economic uncertainty temper our optimism with respect to improved revenue in the near term.  Although our broadcasting business will be affected by increased competition for audiences, we are working to deliver relevant, differentiated local content, allowing us to provide value to local advertisers and maintain a focus on growing our local market revenue share.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2010 or prior years given the secular changes affecting the newspaper industry.

We continue to seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses and consider value-creating broadcast acquisition opportunities. Our acquisition strategy will continue to be subject to our ability to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

Interim Impairment Test
During the third quarter, we sold the remaining Florida-based businesses of our community newspapers and shoppers reporting unit.  In conjunction with the sale, an interim impairment test as of September 25, 2011 was performed on the carrying value of $3.9 million of goodwill associated with this reporting unit.  Our interim impairment test indicated there was no goodwill impairment.  The percentage by which estimated fair value exceeded carrying value was 11.8%.  We will continue to monitor events and economic conditions in the markets in which our community newspapers and shoppers operate.  We cannot predict at this time when, or if, we will have another triggering event which would cause us to test for impairment of our goodwill.

For purposes of testing the carrying value of goodwill related to our community newspaper and shoppers reporting unit, we estimated fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach estimated a fair value exceeding carrying value.  Each approach is weighted equally to determine a fair value estimate of the reporting unit.  We based our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating profit margins, and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

Results of Operations

Third Quarter Ended September 25, 2011 compared to the Third Quarter Ended September 26, 2010

Our consolidated revenue in the third quarter of 2011 was $87.8 million, a decrease of $4.0 million, or 4.4%, compared to $91.8 million in the third quarter of 2010.  Our consolidated operating costs and expenses in the third quarter of 2011 were $51.9 million, a decrease of $1.3 million, or 2.5%, compared to $53.2 million in the third quarter of 2010.  Our consolidated selling and administrative expenses in the third quarter of 2011 were $27.8 million, an increase of $0.3 million, or 1.0%, compared to $27.5 million in the third quarter of 2010.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2011 and the third quarter of 2010:

		Percent of		Percent of
		Total		Total
	2011	Revenue	2010	Revenue
		(dollars in millions)

Revenue:
Broadcasting	$46.9	53.4%	$48.5	52.8%
Publishing	40.9	46.6	43.4	47.3
Corporate eliminations	--	--	(0.1)	(0.1)
Total revenue	87.8	100.0	91.8	100.0

Total operating costs and expenses	51.9	59.1	53.2	57.9
Selling and administrative expense	27.8	31.7	27.5	30.0
Total operating costs and expenses and selling and administrative expenses	79.7	90.8	80.7	87.9
Total operating earnings	$8.1	9.2%	$11.1	12.1%

INDEX

At our broadcasting businesses, advertising revenue decreased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to decreases in political and issue, and national advertising revenue.  Political and issue advertising revenue decreased $2.5 million as 2011 is considered a non-political and issue advertising year.  Automotive advertising decreased $0.3 million in the third quarter of 2011 compared to the third quarter of 2010.  The above revenue decreases were partially offset by increases in retransmission and local advertising revenue in the third quarter of 2011 compared to the third quarter of 2010.

Our publishing businesses experienced an 8.5% decrease in retail advertising revenue in the third quarter of 2011 compared to the third quarter of 2010 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the automotive, finance, furniture and real estate categories.  Classified advertising revenue decreased 18.4% in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in the real estate and other categories.  Partially offsetting these revenue decreases was a 20.8% increase in commercial delivery revenue and a 9.6% increase in commercial printing revenue at our daily newspaper in the third quarter of 2011 compared to the third quarter of 2010.  We believe consumers are still cautious in regards to spending discretionary income.  Secular changes affecting the newspaper industry also are resulting in the need to continue to reduce costs and align our cost structure in the face of continued decreasing revenues.

The decrease in total operating costs and expenses in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to decreases in employee related costs reflecting the savings from workforce reduction initiatives implemented in 2010, syndicated programming expenses and newsprint and paper costs, partially offset by the workforce reduction charge and an increase in delivery fees for our re-launched, mail-based total market coverage product at our publishing businesses and an increase in network programming fees.  The increase in selling and administrative expenses was primarily due to the expense related to our enhanced company-wide 401(k) match and an increase in promotional expenses, partially offset by a decrease in executive incentive compensation expense and employee related costs.

Our consolidated operating earnings were $8.1 million in the third quarter of 2011, a decrease of $3.0 million, or 26.9%, compared to $11.1 million in the third quarter of 2010.  The following table presents our operating earnings (loss) by segment for the third quarter of 2011 and the third quarter of 2010:

	2011	2010
	(dollars in millions)
Broadcasting	$7.0	$10.0
Publishing	2.8	3.1
Corporate	(1.7)	(2.0)
Total operating earnings	$8.1	$11.1

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing and broadcasting businesses and the increase in selling and administrative expenses, partially offset by the decrease in total operating costs and expenses.

EBITDA in the third quarter of 2011 was $14.0 million, a decrease of $3.2 million, or 18.7%, compared to $17.2 million in the third quarter of 2010.  We define EBITDA as net earnings (loss) excluding earnings/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

INDEX

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the third quarter of 2011 and the third quarter of 2010:

	2011	2010
	(dollars in millions)

Net earnings	$4.4	$6.3
Provision for income taxes	2.8	3.8
Total other expense, net (which is entirely comprised of interest income and expense)	0.8	1.0
Depreciation	5.6	5.6
Amortization	0.4	0.5
EBITDA	$14.0	$17.2

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the third quarter of 2011 was $46.9 million, a decrease of $1.6 million, or 3.2%, compared to $48.5 million in the third quarter of 2010.  Operating earnings from broadcasting in the third quarter of 2011 were $7.0 million, a decrease of $3.0 million, or 30.0%, compared to $10.0 million in the third quarter of 2010.

The following table presents our broadcasting revenue and operating earnings for the third quarter of 2011 and the third quarter of 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$27.9	$19.0	$46.9	$30.0	$18.5	$48.5	(3.2)

Operating earnings	$2.9	$4.1	$7.0	$5.5	$4.5	$10.0	(30.0)

Revenue from our television stations in the third quarter of 2011 was $27.9 million, a decrease of $2.1 million, or 6.8%, compared to $30.0 million in the third quarter of 2010.  We experienced revenue decreases in seven of our nine television markets.  Compared to the third quarter of 2010, political and issue advertising revenue decreased $2.5 million, or 57.2%, and national advertising revenue decreased $0.6 million, or 10.5%, primarily due to a decrease in automotive advertising revenue.  Partially offsetting these revenue decreases was an increase in retransmission revenue of $0.5 million, or 32.7%; an increase in local advertising revenue of $0.4 million, or 2.5%, primarily due to an increase in automotive and interactive advertising revenue; and an increase in other revenue of $0.1 million, or 34.5%.  Political and issue advertising revenue decreased in the third quarter of 2011 compared to the third quarter of 2010 as 2011 is considered a non-political and issue advertising year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue decreases in a number of categories, specifically automotive, charity, pharmaceuticals, entertainment, and financial, partially offset by increases in the communications, medical, retail and restaurant categories.  Automotive advertising revenue represented 17.0% of television advertising revenue in the third quarter of 2011 compared to 17.4% in the third quarter of 2010.  Automotive advertising revenue was $4.8 million in the third quarter of 2011, a decrease of $0.4 million, or 8.7%, compared to $5.2 million in the third quarter of 2010 primarily due to the impact of the earthquake in Japan on the automotive supply chain and inventories.  Our television stations are working to grow their local customer base by creating new and enhancing the presentation of existing local content and programs that combine television with digital platforms.  Interactive revenue was $0.4 million in the third quarter of 2011, an increase of $0.1 million, or 24.3%, compared to $0.3 million in the third quarter of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the third quarter of 2011 were $2.9 million, a decrease of $2.6 million, or 47.4%, compared to $5.5 million in the third quarter of 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in advertising revenue and an increase in expenses.  Total television expenses in the third quarter of 2011 increased $0.5 million, or 2.3%, compared to the third quarter of 2010 primarily due to increases in employee related costs and promotion expenses.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Revenue from our radio stations in the third quarter of 2011 was $19.0 million, an increase of $0.5 million, or 2.7%, compared to $18.5 million in the third quarter of 2010.  We experienced revenue increases in five of our eight radio markets.  Compared to the third quarter of 2010, national advertising revenue increased $0.3 million, or 24.2%, and local advertising revenue increased $0.2 million, or 1.1%.  Political and issue advertising revenue was $0.4 million in both the third quarter of 2011 and the third quarter of 2010.

INDEX

Our radio stations experienced revenue increases in a number of categories, specifically automotive, medical, home improvement and education, partially offset by decreases in the retail and entertainment categories.  Automotive advertising represented 15.5% of radio advertising revenue in the third quarter of 2011 compared to 14.9% in the third quarter of 2010.  Automotive advertising revenue was $2.9 million in the third quarter of 2011, an increase of $0.1 million, or 6.4%, compared to $2.8 million in the third quarter of 2010.  Our radio stations are working to grow their local customer base by creating new and enhancing the presentation of existing local content and programs that combine radio with digital platforms.  Interactive revenue was $0.5 million in the third quarter of 2011, an increase of $0.1 million, or 31.8%, compared to $0.4 million in the third quarter of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2011 were $4.1 million, a decrease of $0.4 million, or 8.6%, compared to $4.5 million in the third quarter of 2010.  The decrease in operating earnings was primarily due to an increase in expenses.  Total radio expenses in the third quarter of 2011 increased $0.9 million, or 6.3%, compared to the third quarter of 2010 primarily due to increases in employee related costs and promotion expenses.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Publishing

Revenue from publishing in the third quarter of 2011 was $40.9 million, a decrease of $2.5 million, or 5.9%, compared to $43.4 million in the third quarter of 2010.  Operating earnings from publishing were $2.8 million in the third quarter of 2011, a decrease of $0.3 million, or 8.0%, compared to $3.1 million in the third quarter of 2010.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2011 and the third quarter of 2010:

	2011			2010
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$13.0	$4.1	$17.1	$13.5	$5.2	$18.7	(8.5)
Classified	4.3	0.9	5.2	5.2	1.1	6.3	(18.4)
National	0.8	--	0.8	1.3	--	1.3	(35.8)
Direct marketing	--	--	--	--	--	--	NA
Total advertising revenue	18.1	5.0	23.1	20.0	6.3	26.3	(12.1)
Circulation revenue	12.4	0.4	12.8	12.2	0.5	12.7	0.8
Other revenue	4.2	0.8	5.0	3.7	0.7	4.4	11.7
Total revenue	$34.7	$6.2	$40.9	$35.9	$7.5	$43.4	(5.9)

Operating earnings	$2.3	$0.5	$2.8	$2.4	$0.7	$3.1	(8.0)

Advertising revenue accounted for 56.4% of total publishing revenue in the third quarter of 2011 compared to 60.5% in the third quarter of 2010.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  Despite the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, the average rate per inch of advertising in the third quarter of 2011 increased slightly compared to the third quarter of 2010.

Retail advertising revenue in the third quarter of 2011 was $17.1 million, a decrease of $1.6 million, or 8.5%, compared to $18.7 million in the third quarter of 2010.  The $0.5 million decrease in retail advertising revenue at our daily newspaper was primarily due to a decrease in ROP advertising revenue, a decrease in preprint advertising revenue and decrease in retail online advertising revenue, partially offset by an increase in revenue from our total market coverage product.  The revenue decreases were in the automotive, finance, furniture and real estate categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $1.1 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to decreases in automotive, retail and real estate advertising, revenue decreases due to the sale of the Florida-based publications in 2011 and a decrease from publications we decided to exit.

INDEX

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the third quarter of 2011 compared to the third quarter of 2010.  Classified advertising revenue in the third quarter of 2011 was $5.2 million, a decrease of $1.1 million, or 18.4%, compared to $6.3 million in the third quarter of 2010.  At our daily newspaper, classified advertising revenue decreased $0.9 million, or 18.2%, in the third quarter of 2011 compared to the third quarter of 2010.  The decrease was lead by the real estate category, which decreased $0.4 million, or 37.3%.  The lack of a recovery in the Milwaukee area housing market and the decrease in real estate advertisers placing advertisements in our products continues to affect us.  Additionally, the automotive category decreased $0.2 million, or 17.1%; the “other” category decreased $0.2 million, or 13.7%; and the employment category decreased $0.1 million, or 10.1%.  The average rate per inch of classified advertising decreased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the planned decrease in rates for employment classified advertising revenue in an effort to increase volume.  We believe this strategy was successful as we experienced a 4.9% increase in volume for employment classified advertising in the third quarter of 2011 compared to the third quarter of 2010.  Historically, rates for employment classified advertising have been higher than other classified advertising categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to the third quarter of 2010, partially due to our planned decrease in rates for real estate classified advertising revenue.  We have not experienced the same level of success from our strategy to increase volume by decreasing rates for real estate classified advertising revenue.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.2 million, or 19.4%, in the third quarter of 2011 compared to the third quarter of 2010, primarily due to decreases in automotive, employment and real estate classified advertising revenue, revenue decreases due to the sale of the Florida-based publications in 2011 and a decrease from publications we decided to exit.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the third quarter of 2011 was $0.3 million, or 24.1%, compared to the third quarter of 2010.

Total retail and classified interactive advertising revenue at our daily newspaper was $2.7 million in the third quarter of 2011, a decrease of $0.1 million, or 4.7%, compared to $2.8 million in the third quarter of 2010.  Interactive retail advertising revenue decreased 8.2% compared to the third quarter of 2010 due to a decrease in sponsorships sold.  Interactive classified advertising revenue in the third quarter of 2011 was essentially even compared to the third quarter of 2010.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.8 million in the third quarter of 2011, a decrease of $0.5 million, or 35.8%, compared to $1.3 million in the third quarter of 2010.  The decrease was primarily due to a decrease in ROP advertising in the health services, finance and home improvement categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was minimal in both the third quarter of 2011 and the third quarter of 2010.

Circulation revenue accounted for 31.4% of total publishing revenue in the third quarter of 2011 compared to 29.3% in the third quarter of 2010.  Circulation revenue was $12.8 million in the third quarter of 2011, an increase of $0.1 million, or 0.8%, compared to $12.7 million in the third quarter of 2010.  At our daily newspaper, an increase in revenue from the Sunday edition due to a price increase for home delivery was partially offset by a decrease in revenue from the daily edition due to the rate impact of the “Big Wednesday” program.  In early 2011, our daily newspaper launched a program titled “Big Wednesday” in which Sunday-only subscribers receive the Wednesday edition of the daily newspaper as part of their existing Sunday-only subscription.  We believe this program will help our advertisers reach a larger mid-week audience.  At our community newspapers and shoppers business, circulation revenue of $0.4 million in the third quarter of 2011 decreased $0.1 million compared to $0.5 million in the third quarter of 2010.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 12.2% of total publishing revenue in the third quarter of 2011 compared to 10.2% in the third quarter of 2010.  Other revenue was $5.0 million in the third quarter of 2011, an increase of $0.6 million, or 11.7%, compared to $4.4 million in the third quarter of 2010.  The $0.5 million increase at our daily newspaper was primarily due to an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers and an increase in commercial printing revenue due to the return of a significant customer and the addition of new customers.  At our community newspapers and shoppers business, other revenue was $0.8 million in the third quarter of 2011, an increase of $0.1 million compared to $0.7 million in the third quarter of 2010.

Publishing operating earnings in the third quarter of 2011 were $2.8 million, a decrease of $0.3 million, or 5.9%, compared to $3.1 million in the third quarter of 2010.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $2.2 million, or 5.7%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in employee related costs, a decrease in newsprint and paper costs and the pre-tax gains on the sales of the Florida-based community newspapers and shoppers businesses, partially offset by a $1.3 million workforce reduction charge and an increase in delivery costs for our total market coverage product (which was re-launched as a mail-based product in the fourth quarter of 2010).  Total newsprint and paper costs for our publishing businesses in the third quarter of 2011 were $4.1 million, a decrease of $0.3 million, or 6.5%, compared to $4.4 million in the third quarter of 2010.  Newsprint consumption decreased 4.2% in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in advertising pages.  Average newsprint pricing per metric ton decreased 2.8% in the third quarter of 2011 compared to the third quarter of 2010.

INDEX

Corporate

Revenue and expense eliminations were insignificant in the third quarter of 2011 compared to $0.1 million in third quarter of 2010.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $1.7 million in the third quarter of 2011, a decrease of $0.3 million compared to $2.0 million in the third quarter of 2010.  The decrease was primarily due to a decrease in our executive incentive compensation expense and other costs.

Other Income and Expense and Taxes

Interest income was insignificant in both the third quarter of 2011 and the third quarter of 2010.  Interest expense was $0.8 million in the third quarter of 2011 compared to $1.0 million in the third quarter of 2010.  The decrease in interest expense was due to the decrease in average borrowings, partially offset by the increase in average borrowing rates under our amended and extended credit agreement entered into on August 13, 2010.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in the third quarter of 2011 compared to $0.2 million in the third quarter of 2010.

Our effective tax rate was 38.8% in the third quarter of 2011 compared to 37.4% in the third quarter of 2010.  The increase was primarily due to recording a benefit related to the filing of certain amended federal tax returns in the third quarter of 2010.

Discontinued Operations

There were no earnings from discontinued operations, net of income tax expense, in the third quarter of 2011 compared to an insignificant loss in the third quarter of 2010.

During 2010, we sold substantially all of the operating assets of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida.  There were no results of operations for PrimeNet in the third quarter of 2011 and the third quarter of 2010.

Also during 2010, we sold substantially all of the assets and certain liabilities of IPC Print Services, Inc. (IPC), our former printing services business.  In the third quarter of 2010, revenue from IPC was $9.8 million and we recorded an insignificant net loss from operations.

Net Earnings

Our net earnings in the third quarter of 2011 were $4.4 million, a decrease of $1.9 million, or 29.4%, compared to $6.3 million in the third quarter of 2010.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above, partially offset by the decrease in the provision for income taxes and the decrease in interest expense.

Earnings per Share for Class A and B Common Stock

In the third quarter of 2011, basic and diluted net earnings per share of class A and B common stock were $0.07 for both.  This compared to $0.11 for both in the third quarter of 2010.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.07 for both in the third quarter of 2011.  This compared to $0.11 for both in the third quarter of 2010.  There was no impact from discontinued operations in third quarter of 2010 on basic and diluted earnings per share of class A and B common stock.

Three Quarters Ended September 25, 2011 compared to the Three Quarters Ended September 26, 2010

Our consolidated revenue in the three quarters of 2011 was $261.7 million, a decrease of $11.4 million, or 4.1%, compared to $273.1 million in the three quarters of 2010.  Our consolidated operating costs and expenses in the three quarters of 2011 were $150.6 million, a decrease of $4.1 million, or 2.6%, compared to $154.7 million in the three quarters of 2010.  Our consolidated selling and administrative expenses in the three quarters of 2011 were $85.5 million, an increase of $1.3 million, or 1.6%, compared to $84.2 million in the three quarters of 2010.

INDEX

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2011 and the three quarters of 2010:

		Percent of		Percent of
		Total		Total
	2011	Revenue	2010	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$135.1	51.6%	$138.1	50.5%
Publishing	126.8	48.5	135.4	49.6
Corporate eliminations	(0.2)	(0.1)	(0.4)	(0.1)
Total revenue	261.7	100.0	273.1	100.0

Total operating costs and expenses	150.6	57.5	154.7	56.7
Selling and administrative expense	85.5	32.7	84.2	30.8
Total operating costs and expenses and selling and administrative expenses	236.1	90.2	238.9	87.5
Total operating earnings	$25.6	9.8%	$34.2	12.5%

At our broadcasting businesses, advertising revenue decreased in the three quarters of 2011 compared to the three quarters of 2010 primarily due to the absence of Olympic advertising revenue and decreases in political and issue and national advertising revenue, partially offset by an increase in local advertising revenue and an increase in retransmission revenue.  Political and issue advertising revenue decreased $3.3 million as 2011 is considered a non-political and issue advertising year.  Automotive advertising decreased $0.2 million in the three quarters of 2011 compared to the three quarters of 2010.

Our publishing businesses experienced an 8.2% decrease in retail advertising revenue in the three quarters of 2011 compared to the three quarters of 2010 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the home improvement, communications, furniture, automotive and finance categories.  Classified advertising revenue decreased 15.9% in the three quarters of 2011 compared to the three quarters of 2010 primarily due to a decrease in the real estate and other categories.  Partially offsetting these revenue decreases was a 14.2% increase in commercial delivery revenue and a 4.3% increase in online advertising revenue at our daily newspaper in the three quarters of 2011 compared to the three quarters of 2010.

The decrease in total operating costs and expenses in the three quarters of 2011 compared to the three quarters of 2010 was primarily due to a decrease in employee related costs reflecting the savings from workforce reduction initiatives implemented in 2010, partially offset by the workforce reduction charge and an increase in delivery fees for our re-launched, mail-based total market coverage product at our publishing businesses.  The increase in selling and administrative expenses was primarily due to increases in promotional expenses, professional services fees, and our enhanced company-wide 401(k) match, partially offset by a decrease in executive incentive compensation expense.

Our consolidated operating earnings were $25.6 million in the three quarters of 2011, a decrease of $8.6 million, or 25.2%, compared to $34.2 million in the three quarters of 2010.  The following table presents our operating earnings (loss) by segment for the three quarters of 2011 and the three quarters of 2010:

	2011	2010
	(dollars in millions)

Broadcasting	$21.3	$27.4
Publishing	10.0	13.1
Corporate	(5.7)	(6.3)
Total operating earnings	$25.6	$34.2

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing and broadcasting businesses and the increase in selling and administrative expenses, partially offset by a decrease in operating costs and expenses primarily at our publishing businesses.

INDEX

EBITDA in the three quarters of 2011 was $43.1 million, a decrease of $9.7 million, or 18.4%, compared to $52.8 million in the three quarters of 2010.  The following table presents a reconciliation of our consolidated net earnings to EBITDA for the three quarters of 2011 and the three quarters of 2010:

	2011	2010
	(dollars in millions)

Net earnings	$14.0	$19.7
Earnings from discontinued operations, net	(0.3)	(0.2)
Provision for income taxes	9.2	12.7
Total other expense, net (which is entirely comprised of interest income and expense)	2.8	2.0
Depreciation	16.3	17.1
Amortization	1.1	1.5
EBITDA	$43.1	$52.8

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the three quarters of 2011 was $135.1 million, a decrease of $3.0 million, or 2.2%, compared to $138.1 million in the three quarters of 2010.  Operating earnings from broadcasting in the three quarters of 2011 were $21.3 million, a decrease of $6.1 million, or 22.2%, compared to $27.4 million in the three quarters of 2010.

The following table presents our broadcasting revenue and operating earnings for the three quarters of 2011 and the three quarters of 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$84.0	$51.1	$135.1	$87.7	$50.4	$138.1	(2.2)

Operating earnings	$11.0	$10.3	$21.3	$16.1	$11.3	$27.4	(22.2)

Revenue from our television stations in the three quarters of 2011 was $84.0 million, a decrease of $3.7 million, or 4.1%, compared to $87.7 million in the three quarters of 2010.  We experienced revenue decreases in four of our nine television markets.  There was no Olympic advertising revenue in the three quarters of 2011.  Olympic advertising revenue was $2.2 million in the three quarters of 2010.  Compared to the three quarters of 2010, political and issue advertising revenue decreased $3.3 million, or 49.6% and national advertising revenue decreased $1.2 million, or 7.3%, primarily due to a decrease in automotive advertising revenue.  Partially offsetting these revenue decreases, local advertising revenue increased $1.5 million, or 2.8%; retransmission revenue increased $1.3 million, or 27.1%; and other revenue increased $0.2 million, or 22.0%.  Local advertising revenue increased due to an increase in local inventory availability (due to this being a non-Olympic broadcast year) and an increase in interactive advertising revenue.  Political and issue advertising revenue decreased in the three quarters of 2011 as 2011 is considered a non-political and issue advertising year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue decreases in a number of categories, specifically automotive, financial, packaged goods, home improvement and pharmaceuticals, partially offset by increases in the retail, medical, casino and gambling, media and education categories.  Automotive advertising revenue represented 17.0% of television advertising revenue in the three quarters of 2011 compared to 17.2% in the three quarters of 2010.  Automotive advertising revenue was $14.3 million in the three quarters of 2011, a decrease of $0.8 million, or 5.5%, compared to $15.1 million in the three quarters of 2010.  Our television stations are working to grow their local customer base by creating new and enhancing the presentation of existing local content and programs that combine television with digital platforms.  Interactive revenue was $1.5 million in the three quarters of 2011, an increase of $0.4 million, or 33.7%, compared to $1.1 million in the three quarters of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the three quarters of 2011 were $11.0 million, a decrease of $5.1 million, or 31.6%, compared to $16.1 million in the three quarters of 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in advertising revenue and an increase in expenses.  Total television expenses in the three quarters of 2011 increased $1.4 million, or 2.0%, compared to the three quarters of 2010 primarily due to increases in employee related costs, network programming fees, promotional expenses, professional services fees, bad debt expense and expenses related to expanded news coverage of the Green Bay Packers and the Wisconsin political battles.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

INDEX

Revenue from our radio stations in the three quarters of 2011 was $51.1 million, an increase of $0.7 million, or 1.3%, compared to $50.4 million in the three quarters of 2010.  We experienced revenue increases in four of our eight radio markets.  Compared to the three quarters of 2010, national advertising revenue increased $0.8 million, or 19.8%, primarily due to an increase in automotive advertising revenue and other revenue increased $0.1 million, or 2.9%.  Partially offsetting these revenue increases, local advertising revenue decreased $0.2 million, or 0.3%.  Political and issue advertising revenue was $0.7 million in both the three quarters of 2011 and the three quarters of 2010.

Our radio stations experienced revenue increases in a number of categories, specifically media, automotive, home products, professional services and pharmaceuticals, partially offset by decreases in the entertainment, other services, legal, medical and furniture and furnishings categories.  Automotive advertising represented 14.8% of radio advertising revenue in the three quarters of 2011 compared to 13.7% in the three quarters of 2010.  Automotive advertising revenue was $7.5 million in the three quarters of 2011, an increase of $0.6 million, or 9.2%, compared to $6.9 million in the three quarters of 2010.  Our radio stations are working to grow their local customer base by creating new and enhancing the presentation of existing local content and programs that combine radio with digital platforms.  Interactive revenue was $1.3 million in the three quarters of 2011, an increase of $0.1 million compared to $1.2 million the three quarters of 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the three quarters of 2011 were $10.3 million, a decrease of $1.0 million, or 8.8%, compared to $11.3 million in the three quarters of 2010.  The decrease in operating earnings was primarily due to an increase in expenses.  Total radio expenses increased $1.7 million, or 4.2%, in the three quarters of 2011 compared to the three quarters of 2010 primarily due to an increase in sports broadcast rights fees, an increase in promotional expenses, an increase in employee related costs and an increase in professional services fees.  Throughout 2011, we have selectively added back expense to invest in our employees, programming, and promotion of our products.

Publishing

Revenue from publishing in the three quarters of 2011 was $126.8 million, a decrease of $8.6 million, or 6.3%, compared to $135.4 million in the three quarters of 2010.  Operating earnings from publishing were $10.0 million in the three quarters of 2011, a decrease of $3.1 million, or 23.6%, compared to $13.1 million in the three quarters of 2010.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2011 and the three quarters of 2010:

	2011			2010
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$40.5	$13.6	$54.1	$43.2	$15.8	$59.0	(8.2)
Classified	13.0	2.7	15.7	15.3	3.4	18.7	(15.9)
National	3.2	--	3.2	3.6	--	3.6	(11.2)
Direct marketing	0.1	--	0.1	0.1	--	0.1	(25.0)
Total advertising revenue	56.8	16.3	73.1	62.2	19.2	81.4	(10.2)
Circulation revenue	37.1	1.4	38.5	37.3	1.4	38.7	(0.7)
Other revenue	12.9	2.3	15.2	13.0	2.3	15.3	(0.2)
Total revenue	$106.8	$20.0	$126.8	$112.5	$22.9	$135.4	(6.3)

Operating earnings	$8.5	$1.5	$10.0	$11.3	$1.8	$13.1	(23.6)

In the three quarters of 2011, we sold our Florida-based community newspapers and shoppers businesses in three separate transactions.  Net proceeds were $1.3 million and we recorded pre-tax gains on the sales, net of transaction expenses, of $0.5 million.  The divestitures allow us to focus our efforts on operating our Wisconsin-based community newspapers and shoppers businesses.  Revenue and operating earnings in the three quarters of 2011 for the Florida-based community newspapers and shoppers businesses were $2.8 million and $0.6 million, respectively.  Revenue and operating earnings in the three quarters of 2010 for the Florida-based community newspapers and shoppers businesses were $3.9 million and $0.5 million, respectively.

Advertising revenue accounted for 57.7% of total publishing revenue in the three quarters of 2011 compared to 60.1% in the three quarters of 2010.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the three quarters of 2011.

INDEX

Retail advertising revenue in the three quarters of 2011 was $54.1 million, a decrease of $4.9 million, or 8.2%, compared to $59.0 million in the three quarters of 2010.  The $2.7 million decrease in retail advertising revenue at our daily newspaper was primarily due to decreases in ROP and preprint advertising revenue and the discontinuation of the specialty magazine, Milwaukee Home and Fine Living, partially offset by an increase in retail online advertising revenue.  The revenue decreases were in the home improvement, communications, furniture, automotive and finance categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $2.2 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to decreases in automotive, retail and real estate advertising, revenue decreases due to the sale of the Florida-based publications in 2011 and a decrease from publications we decided to exit.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the three quarters of 2011 compared to the three quarters of 2010, partially offset by an increase in classified online advertising revenue.  Classified advertising revenue in the three quarters of 2011 was $15.7 million, a decrease of $3.0 million, or 15.9%, compared to $18.7 million in the three quarters of 2010.  At our daily newspaper, classified advertising revenue decreased $2.3 million, or 14.8%, in the three quarters of 2011 compared to the three quarters of 2010.  The decrease was lead by the real estate category, which decreased $1.2 million, or 36.8%.  The lack of a recovery in the Milwaukee area housing market and the decrease in real estate advertisers placing advertisements in our products continues to affect us.  Additionally, the other category decreased $0.6 million, or 11.8%; the automotive category decreased $0.3 million, or 10.3%; and the employment category decreased $0.2 million, or 5.4%, compared to the three quarters of 2010.  The average rate per inch of classified advertising decreased in the three quarters of 2011 compared to the three quarters of 2010 primarily due to the planned decrease in rates for employment classified revenue in an effort to increase volume.  We believe this strategy was successful as we experienced a 23.2% increase in volume for employment classified advertising in the three quarters of 2011 compared to the two quarters of 2010.  Historically, rates for employment classified advertising have been higher than other classified advertising categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to the three quarters of 2010, partially due to our planned decrease in rates for real estate classified advertising revenue.  We have not experienced the same level of success from our strategy to increase volume by decreasing rates for real estate classified advertising revenue.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.7 million, or 20.7%, in the three quarters of 2011 compared to the three quarters of 2010 primarily due to decreases in automotive, employment and real estate classified advertising revenue, revenue decreases due to the sale of the Florida-based publications in 2011 and a decrease from publications we decided to exit.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the three quarters of 2011 was $0.8 million, or 18.8%, compared to the three quarters of 2010.

Total retail and classified interactive advertising revenue at our daily newspaper was $8.3 million in the three quarters of 2011, an increase of $0.3 million, or 4.3%, compared to $8.0 million in the three quarters of 2010.  Interactive retail advertising revenue increased 2.6% compared to the three quarters of 2010 due to an increase in sponsorships sold.  Interactive classified advertising revenue increased 6.9% compared to the three quarters of 2010 due to an increase in classified upsells.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $3.2 million in the three quarters of 2011, a decrease of $0.4 million, or 11.2%, compared to $3.6 million in the three quarters of 2010.  The decrease was primarily due to a decrease in preprint and ROP advertising in the communications, finance, dining and entertainment and health services categories.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in both the three quarters of 2011 and the three quarters of 2010.

Circulation revenue accounted for 30.3% of total publishing revenue in the three quarters of 2011 compared to 28.6% in the three quarters of 2010.  Circulation revenue was $38.5 million in the three quarters of 2011, a decrease of $0.2 million, or 0.7%, compared to $38.7 million in the three quarters of 2010.  At our daily newspaper, a decrease in revenue from the daily edition due to the rate impact of the “Big Wednesday” program was partially offset by an increase in revenue from the Sunday edition due to a price increase for home delivery.  In early 2011, our daily newspaper launched a program titled “Big Wednesday” in which Sunday-only subscribers receive the Wednesday edition of the daily newspaper as part of their existing Sunday-only subscription.  We believe this program will help our advertisers reach a larger mid-week audience.  At our community newspapers and shoppers business, circulation revenue was $1.4 million in both the three quarters of 2011 and the three quarters of 2010.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 12.0% of total publishing revenue in the three quarters of 2011 compared to 11.3% in the three quarters of 2010.  Other revenue was $15.2 million in the three quarters of 2011, a decrease of $0.1 million, or 0.2%, compared to $15.3 million in the three quarters of 2010.  The $0.1 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue from a decrease in the number of pages printed and contract renegotiations, partially offset by an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers.  At our community newspapers and shoppers business, other revenue was $2.3 million in both the three quarters of 2011 and the three quarters of 2010.

INDEX

Publishing operating earnings in the three quarters of 2011 were $10.0 million, a decrease of $3.1 million, or 23.6%, compared to $13.1 million in the three quarters of 2010.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $5.5 million, or 4.5%, in the three quarters of 2011 compared to the three quarters of 2010 primarily due to a decrease in employee related costs, the pre-tax gain on the sales of the Florida-based community newspapers and shoppers businesses, partially offset by a $1.3 million workforce reduction charge and an increase in delivery costs for our total market coverage product (which was re-launched as a mail-based product in the fourth quarter of 2010).  Total newsprint and paper costs for our publishing businesses in the three quarters of 2011 were $12.7 million, a decrease of $0.2 million, or 1.7%, compared to $12.9 million in the three quarters of 2010 due to an 4.8% increase in average newsprint pricing per metric ton, partially offset by a 5.0% decrease in newsprint consumption due to a decrease in advertising pages.

Corporate

Revenue and expense eliminations were $0.2 million in the three quarters of 2011 compared to $0.4 million in the three quarters of 2010.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $5.7 million in the three quarters of 2011, a decrease of $0.6 million compared to $6.3 million in the three quarters of 2010.  The decrease was primarily due to a decrease in our executive incentive compensation expense and a decrease in director stock compensation expense.

Other Income and Expense and Taxes

Interest income was minimal in both the three quarters of 2011 and the three quarters of 2010.  Interest expense was $2.8 million in the three quarters of 2011 compared to $2.1 million in the three quarters of 2010.  The increase in interest expense was due to the increase in average borrowing rates under our amended and extended credit agreement entered into on August 13, 2010, partially offset by the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.8 million in the three quarters of 2011, an increase of $0.5 million compared to $0.3 million in the three quarters of 2010.

Our effective tax rate was 40.3% in the three quarters of 2011 compared to 39.4% in the three quarters of 2010.  The increase was primarily due to recording a benefit related to the filing of certain amended federal tax returns in the three quarters of 2010.

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were $0.3 million in the three quarters of 2011 compared to $0.2 million in the three quarters of 2010.  Income tax expense was $0.2 million in the three quarters of 2011 compared to $0.1 million in the three quarters of 2010.

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

In the three quarters of 2010, revenue from PrimeNet was $2.1 million and we recorded a $0.6 million net loss from operations and shut down related costs.

In the three quarters of 2010, revenue from IPC was $31.6 million and we recorded $0.8 million in net earnings from operations.

Net Earnings

Our net earnings in the three quarters of 2011 were $14.0 million, a decrease of $5.7 million, or 29.1%, compared to $19.7 million in the three quarters of 2010.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the increase in interest expense, partially offset by the decrease in the provision for income taxes and the increase in earnings from discontinued operations.

INDEX

Earnings per Share for Class A and B Common Stock

In the three quarters of 2011, basic and diluted net earnings per share of class A and B common stock were $0.22 for both.  This compared to $0.33 for both in the three quarters of 2010.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.22 for both in the three quarters of 2011.  This compared to $0.33 for both in the three quarters of 2010.  Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.01 in the three quarters of 2011.  There was no impact from discontinued operations in the three quarters of 2010 on basic and diluted earnings per share of class A and B common stock.

Liquidity and Capital Resources

Our cash balance was $1.7 million as of September 25, 2011.  We believe our expected cash flows from operations and borrowings available under our credit facility of $170.0 million as of September 25, 2011 will meet our needs for the short-and long-term.  During the three quarters of 2011, we reduced our notes payable to banks by $19.6 million.  Throughout the remainder of 2011, we expect to selectively invest in digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.  We also expect to continue to repurchase shares of our common stock under the recently authorized share repurchase program.

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

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of September 25, 2011 and December 26, 2010, we had borrowings of $55.0 million and $74.6 million, respectively, under our credit facility at a weighted average rate of 2.59% and 3.06%, respectively.

Fees in connection with the secured credit facility of $3.3 million and the unamortized deferred financing costs from the unsecured revolving credit facility of $0.2 million are being amortized over the term of the secured credit facility using the effective interest method.  Unamortized deferred financing costs related to the non-extending lenders are fully amortized.

We estimate the fair value of our secured credit facility as of September 25, 2011 to be $54.9 million, based on discounted cash flows using an interest rate of 2.66%.  We estimated the fair value of our secured revolving facility as of December 26, 2010 to be $72.5 million, based on discounted cash flows using an interest rate of 4.05%.  These fair value measurements fall within level 3 of the fair value hierarchy.

As of September 25, 2011, we are in compliance with the financial covenants of the secured credit facility.  The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges.  As of September 25, 2011, our consolidated funded debt ratio was 0.75-to-1.  As of September 25, 2011, we are able to borrow an additional $170.0 million under our secured credit facility.  Our future borrowing capacity is subject to change due to the changes in our future operating results.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of September 25, 2011, our interest coverage ratio was 17.91-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

INDEX

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

Our liability for separation benefits of $2.0 million as of September 25, 2011 will be paid during the next two years.  The ongoing activity of our liability for separation benefits during the three quarters of 2011 was as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 26, 2010	Benefits	Benefits	September 25, 2011
	(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.4	$1.3	$(0.7)	$2.0
Total	$1.4	$1.3	$(0.7)	$2.0

Dividends

Since April 2009, our board of directors has suspended dividends on our class A and class B shares.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share each quarter must be paid prior to the payment of any future dividends on our class A and class B shares.  As of October 11, 2011, we had $5.1 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.  Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the three quarters of 2011, we purchased 0.6 million shares of our class A common stock for $2.0 million, or an average of $3.39 per share, excluding commissions.  As of the end of the third quarter of 2011, $43.0 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

Cash Flow

Continuing Operations

During the past two years, we primarily used our cash to reduce our notes payable to banks.  We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.  In the three quarters of 2011, we reduced our notes payables to banks by $19.6 million while selectively adding back expense to invest in our employees, programming, and products.

Cash provided by operating activities was $26.4 million in the three quarters of 2011 compared to $45.5 million in the three quarters of 2010.  The decrease was primarily due to a decrease in cash provided by working capital and the decrease in net earnings and payments related to our executive incentive compensation plan and other performance based plans related to our 2010 results.

Cash used for investing activities was $6.5 million in the three quarters of 2011 compared to $5.8 million in the three quarters of 2010.  Capital expenditures were $8.1 million in the three quarters of 2011 compared to $7.3 million in the three quarters of 2010.  Our capital expenditures in the three quarters of 2011 were primarily at our broadcasting business for high definition equipment, digital content management solutions and improvements necessary for our facilities.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the three quarters of 2011, we received $1.6 million in proceeds from the sales of the Florida-based community newspapers and shoppers businesses and the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.  In the three quarters of 2010, we received $0.7 million in insurance proceeds for our broadcast tower that was destroyed in an ice storm in 2009.

INDEX

Cash used for financing activities was $20.9 million in the three quarters of 2011 compared to $42.0 million in the three quarters of 2010.  Borrowings under our credit facility in the three quarters of 2011 were $74.7 million and we made payments of $94.3 million, reflecting a $19.6 million decrease in our notes payable to banks compared to borrowings of $73.6 million and payments of $112.6 million in the three quarters of 2010, reflecting a $39.0 million decrease in our notes payable to banks.  In the three quarters of 2011, we paid $1.8 million to settle purchases of our class A common stock.  In the three quarters of 2010, we paid $3.2 million in financing costs to amend and extend our credit agreement.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the three quarters of 2011, reflecting the sale of real estate holdings of NorthStar, compared to $1.9 million in the three quarters of 2010.  The decrease was due to cash generated from the operations of IPC in the three quarters of 2010.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance for comprehensive income.  The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In December 2010, the FASB issued amended guidance for goodwill.  The guidance applies to entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment tests is zero or negative.  The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted.  We adopted this guidance in the first quarter of 2011. There has been no impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance for business combinations.  The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  We adopted this guidance in the first quarter of 2011 for future business combinations.  There has been no impact on our consolidated financial statements.

INDEX

In July 2010, the FASB issued amended guidance for receivables.  The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010.  We adopted this guidance for activity that occurs for our financing receivables beginning in the first quarter of 2011.  The adoption of these disclosures did not have a material impact on our consolidated financial statements.  See Note 9, “Receivables,” to our unaudited consolidated condensed financial statements for disclosures regarding our adoption of the FASB’s amended guidance for financing receivables.

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

ITEM 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Securitites Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

INDEX

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the third quarter ended September 25, 2011:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

June 27 to July 24, 2011	5,332(1)	$4.97	--	$45,000,000
July 25 to August 21, 2011	--	--	--	$45,000,000
August 22 to September 25, 2011	603,200(3)	$3.39	603,200(3)	$42,952,394

(1)
Represents shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our oustanding class A common stock and/or class B common stock until the end of fiscal 2013.
(3)	Represents shares of our class A common stock.

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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Condensed Statements of Operations for the Third Quarter and Three Quarters Ended September 25, 2011 and September 26, 2010; (ii) the Unaudited Consolidated Condensed Statement of Equity for the Three Quarters Ended September 25, 2011; (iii) the Unaudited Consolidated Condensed Statement of Equity for the Three Quarters Ended September 26, 2010; (iv) the Unaudited Consolidated Condensed Statements of Cash Flows for the Three Quarters Ended September 25, 2011 and September 26, 2010; and (vii) Notes to the Unaudited Consolidated Condensed Consolidated Financial Statements (block tagging only), furnished herewith.

INDEX

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: November 4, 2011	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: November 4, 2011	/s/ Andre J. Fernandez
Andre J. Fernandez, Executive Vice President, Finance & Strategy and Chief Financial Officer