Form 10-K
period 2011-12-25
JOURNAL COMMUNICATIONS INC
filed 2012-03-09
CIK 1232241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2011
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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 24, 2011 was approximately $220,462,265 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date).  Neither of the registrant’s class B common stock or Class C common stock is listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock and each share of the registrant’s class C common stock is convertible into 1.3639790 shares of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of March 2, 2012:

Class	Outstanding at March 2, 2012
Class A Common Stock	43,925,122
Class B Common Stock	7,058,084
Class C Common Stock	3,264,000

Documents Incorporated by Reference
Portions of the Proxy Statement for our May 8, 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

JOURNAL COMMUNICATIONS, INC.

Index

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are “forward-looking statements” within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following, as well as those contained in Item 1A. “Risk Factors” of this Annual Report on Form 10-K:

•	changes in advertising demand or the buying strategies of advertisers or the migration of advertising to digital platforms;

•	changes in newsprint prices and other costs of materials;

•
changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total or the changes in spectrum allocation policies);

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements, including increased costs;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

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

Index

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

Our revenue was $356.8 million, $376.8 million, and $365.5 million in 2011, 2010, and 2009, respectively.  The revenue generated by our operating segments as a percentage of our consolidated revenue for the last three years is shown below:

	2011	2010	2009

Broadcasting	52.20%	51.60%	46.90%
Publishing	47.9	48.5	53.1
Corporate eliminations	(0.1)	(0.1)	--
Total	100.00%	100.00%	100.00%

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

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 33 radio stations and 13 television stations in 12 states and a television station under a local marketing agreement.  Our broadcasting business accounted for 52.2% of our revenue for the year ended December 25, 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our broadcasting business.

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

In an effort to maximize our operating margins, we have implemented a centralized management approach to certain functions such as engineering, IT, billing, finance, purchasing and human resources to generate economies of scale and incorporate best practices.  We intend to continue to pursue market share and invest in ratings growth which we believe will generate increased revenue and drive improvement in operating margin.  We will also continue to diligently manage our expenses and make prudent investments to drive revenue.

In six of our markets, Milwaukee, Wisconsin; Boise, Idaho; Tucson, Arizona; Omaha, Nebraska; Palm Springs, California and Green Bay, Wisconsin, we either operate both television and radio stations or operate more than one television station.  We believe multiple properties in a market help us to better serve advertisers, viewers and listeners and help maximize our revenue and operating margins.

Index

Television Broadcasting

Based on the November 2011 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in seven of the ten markets in which our television stations operate.  WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast (Monday-Friday) in its Designated Market Area (DMA) in 82 of the previous 89 ratings periods (based on the percentage of the total potential household audience).  In 2011, revenue from television operations accounted for 62.2% of our broadcasting revenue.

Our television stations are:

Station and Network Affiliation	Market	Year Acquired	Station Market Rank(1)	Station Audience Share(1)	Total Stations in Market(2)	Expiration Date of Network Affiliation	Expiration Date of FCC License(3)
WTMJ-TV NBC	Milwaukee, WI	1947	3	9	15	12/31/2012	12/01/2005(4)
KTNV-TV ABC	Las Vegas, NV	1979	4	5	15	12/31/2017	10/01/2014
WSYM-TV FOX	Lansing, MI	1984	3	8	7	12/31/2014	10/01/2013
KMIR-TV NBC	Palm Springs, CA	1999	3+	6	10	12/31/2012	12/01/2014
KPSE-LP(5)(6) MNT	Palm Springs, CA	2008	N/A	N/A	10	9/28/2014	12/01/2014
KIVI-TV ABC	Boise, ID	2001	3	8	12	12/31/2017	10/01/2014
KNIN-TV FOX	Boise, ID	2009	4	5	12	12/31/2014	10/01/2014
KSAW-LD(7) ABC	Twin Falls, ID	2001	3	4	8	12/31/2017	10/01/2014
WGBA-TV NBC	Green Bay/ Appleton, WI(8)	2004	4	6	7	1/01/2013	12/01/2013
WACY-TV(5)(9) MNT	Green Bay/ Appleton, WI(8)	2004	N/A	N/A	7	9/28/2014	N/A
KGUN-TV ABC	Tucson, AZ	2005	2	11	16	12/31/2017	10/01/2014
KWBA-TV(5) CW	Tucson, AZ	2008	N/A	N/A	16	8/31/2016	10/01/2014
WFTX-TV FOX	Naples/Fort Myers, FL	2005	4	5	10	12/31/2014	2/01/2013
KMTV-TV CBS	Omaha, NE	2005	3	10	9	9/18/2016	6/01/2014

(1)
Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the DMA.  Station audience share equals the percentages of the audience in the DMA actually watching our television station.  The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2011 Nielsen ratings book.  A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the DMA that meet the minimum reporting standards.

(3)
Federal Communications Commission (FCC) (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.  Refer to “Regulation” for further discussion of the FCC license renewal process.

(4)	Renewal pending.

(5)	KPSE-LP, WACY-TV and KWBA-TV did not qualify to be reported in the November 2011 Nielsen ratings book.

(6)	Low-power analog television station.

(7)	Low-power digital television station.

(8)	Green Bay, WI and Appleton, WI are considered one DMA.

(9)	We operate WACY-TV under a local marketing agreement between WGBA-TV and WACY-TV.

Index

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and FOX) has a significant impact on the composition of the station’s programming, revenue, expenses and operations.  Lower ratings of NBC network programming have continued to have an adverse affect on revenue in our Milwaukee, Green Bay, and Palm Springs markets.

We believe all of our television stations are strong affiliates with good relationships with the respective networks.  In all of our markets and regardless of network affiliation, we focus on delivering leading local news programming, locally produced programming and contracting for popular syndicated programming with the objective of maximizing our ratings and, in turn, our share of advertising spending in a given market.

Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympic advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.  Television political and issue advertising revenue was $4.1 million in 2011 compared to $15.4 million in 2010.  Olympics-related advertising on our three NBC affiliates was $2.2 million in 2010.  NBC has purchased the right to broadcast the Olympics through 2020.  We expect higher revenue in 2012 compared to 2011 because the expected increased ratings during the Olympic time period for our three NBC affiliates will provide the opportunity to sell advertising at premium rates.  National automotive advertising is heavily placed in prime time, sports and local news, which helps drive average unit rates among other advertisers.  When that placement doesn’t occur in prime time, it negatively affects demand and does not allow us the opportunity to increase the rates we can charge our advertisers even when the sell-out levels are high.  National automotive advertising revenue decreased 6.6% in 2011 compared to 2010, but increased 2.7% in the fourth quarter of 2011 compared to 2010.

We currently have retransmission consent agreements with Multichannel Video Programming Distributors (MVPDs) in our local markets for the rights to distribute our signals and local programming in their pay television services to consumers.  Our television stations experienced a $2.1 million increase in retransmission consent revenue in 2011 due to contractual annual rate increases and the effective renewal dates of several contracts.  These agreements are for multiple years with set rate increases and are based upon the number of subscribers to the MVPDs systems.

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

Radio Broadcasting

Based on the Fall 2011 Arbitron ratings book, we have the number one station in terms of station audience rank in four of the eight markets in which our radio stations operate, including in Milwaukee, Wisconsin where WTMJ-AM has been the top-rated radio station for 64 consecutive Arbitron rating periods.  We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets.  In 2011, revenue from radio operations accounted for 37.8% of our broadcasting revenue.

Our radio stations are:

Index

Market and Station	Year A cquired	Format	Station Audience Rank(1)	Total Stations in Market(2)	FCC License Class(3)	Expiration Date of FCC License(4)
Milwaukee, WI
WTMJ-AM(5)	1927	News/Talk/Sports	1	53	B	12/01/2012
WLWK-FM(5)	1959	Variety Hits	9+	53	B	12/01/2012

Omaha, NE
KEZO-FM(5)	1995	Rock	8	20	C	6/01/2013
KKCD-FM(5)	1995	Classic Rock Adult	10	20	C2	6/01/2013
KSRZ-FM(5)	1998	Contemporary	6	20	C	6/01/2013
KXSP-AM	1999	Sports	16	20	B	6/01/2013
KQCH-FM(5)	1999	Contemporary Hits	3	20	C	6/01/2013

Tucson, AZ
KFFN-AM	1996	Sports Soft Adult	18	24	C	10/01/2013
KMXZ-FM(5)	1996	Contemporary	2	24	C	10/01/2013
KQTH-FM(5)	1996	News/Talk	13	24	A	10/01/2013
KTGV-FM	1998	Rhythmic AC	10	24	C2	10/01/2013

Knoxville, TN
WKTI-AM(6)	1998	Nostalgia	N/A	18	D	8/01/2012
WCYQ-FM(5)	1997	Country	8	18	A	8/01/2012
WWST-FM(5)	1997	Contemporary Hits	3	18	C1	8/01/2012
WKHT-FM(5)	1998	Rhythmic Contemporary Hits	5	18	A	8/01/2012

Boise, ID
KJOT-FM	1998	Rock	16	23	C	10/01/2013
KQXR-FM	1998	Active Rock	8	23	C1	10/01/2013
KTHI-FM	1998	Classic Hits	3	23	C	10/01/2013
KRVB-FM	2000	Adult Alternative	12	23	C	10/01/2013

Wichita, KS
KFDI-FM(5)	1999	Country	1	19	C	6/01/2013
KICT-FM(5)	1999	Rock	7	19	C1	6/01/2013
KFXJ-FM(5)	1999	Classic Rock	8+	19	C2	6/01/2013
KLIO-AM	1999	Oldies	17	19	B	6/01/2013
KYQQ-FM	1999	Regional Mexican	16	19	C	6/01/2013
KFTI-FM	2000	Classic Country	13+	19	C1	6/01/2013

Springfield, MO
KSGF-AM/FM	1999/ 2003	News/Talk (Simulcast)	9	18	B/C3	2/01/2013
KTTS-FM	1999	Country	1	18	C	2/01/2013
KSPW-FM	1999	Contemporary Hits	2	18	C2	2/01/2013
KRVI-FM	2003	Variety Hits	14+	18	C3	2/01/2013

Tulsa, OK
KFAQ-AM(5)	1999	News/Talk	14	23	A	6/01/2013
KVOO-FM(5)	1999	Contemporary Country	1	23	C	6/01/2013
KXBL-FM(5)	1999	Classic Country	7+	23	C1	6/01/2013

(1)
Station audience rank equals the ranking of each station, in its market, according to the Fall 2011 Arbitron ratings book.  The ranking is determined based on the estimated share of persons 12 years and older listening during an average 15-minute increment (also known as "average quarterly hour," or "AQH," share) occurring Monday-Sunday between 6:00 a.m. and midnight. A "+" indicates a tie with another station in the market.

(2)
Includes stations qualified to be reported in the Fall 2011 Arbitron ratings book. In order to be qualified to be reported in a diary market, a station must have received five or more minutes of listening in at least 10 diaries in the market from midnight to midnight, Monday through Sunday, during the survey period. In order to be qualified to be reported in a Portable People Meter (PPM) market, a station must have received five or more minutes of listening from at least one PPM panelist and an Average Weekly Cumulative Rating of at least .495 during Monday-Sunday between 6:00 a.m. and midnight, during the survey period.

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

(5)	Stations that are broadcasting in digital.

(6)	WKTI-AM did not qualify to be reported in the Fall 2011 Arbitron ratings book.

Index

We employ a variety of sales-related and programming strategies.  Our sales-related strategies include maximizing our share of the advertisers’ advertising spending.  We believe development of local station clusters allows us to maximize market share because it allows us to offer a variety of format alternatives to appeal to a broader range of local advertisers.  Our programming strategy includes developing and retaining local on-air talent to drive ratings.  We have long-term contracts with many of our on-air personalities.  In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Brewers and Milwaukee Bucks, and operates a statewide network for their games.  WTMJ-AM also carries Wisconsin Badgers football and basketball broadcasts.

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

Industry and Competition

We compete with other radio and television stations, newspapers, cable television, satellite television and radio, mobile, direct mail services, billboards and the Internet for advertising dollars.  In the future, we may also compete with newer digital platforms including wireless Internet technology in the automobile.  We believe some of the factors an advertiser considers when choosing an advertising medium include its overall marketing strategy and the ability to reach its targeted audience in the most cost-effective manner.  In both radio and television broadcasting, revenue is derived primarily from advertising.  Ratings, which estimate the number of listeners or viewers tuning in to a given station, highly influence competition in broadcasting because they affect the advertising rates the broadcaster can charge—higher ratings generally mean the broadcaster can charge higher rates for advertising.  By having a cluster of several stations within one market, we can offer advertisers the opportunity to purchase air time on more than one of our stations in order to reach a broader audience.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national, political and issue advertising, retransmission fees and, to a lesser extent, from barter, digital revenues and other revenues.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Other than the political and issue and automotive categories, our broadcasting business continues to experience an uneven economic recovery across the markets we operate in due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news, syndicated programs and other programming.

Index

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

Commercial television stations generally fall into one of three categories.  The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX).  The second category includes stations affiliated with more recently developed national networks, such CW and MyNetwork TV (MNT).  The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming.  Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time.  Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising.  The national networks believe they are due a portion of the retransmission revenue the affiliates generate from their agreements with MVPDs. We recently renewed our network affiliation agreements with ABC, FOX, CW and MNT in 2011.  The renewed agreements include higher fees payable to the networks, which we expect will continue to increase.

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc. and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers.  Our publishing business accounted for 47.9% of our revenue for the year ended December 25, 2011.  Within our publishing segment, our daily newspaper accounted for 85.1% of our publishing revenue.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously from 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a six-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2011 of 326,262 on Sunday and 188,818 daily.  The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area.  According to a 2011 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 highest populated markets in the United States and the daily newspaper ranks number three.  Over the course of a week, readership of our print newspaper and digital websites combined ranks first among largest U.S. markets with a 60% penetration rate.  These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s Designated Market Area (DMA) by the number of persons over the age of 18 in the newspaper’s DMA. The Milwaukee Journal Sentinel’s DMA, which ranks among the top 50 in the United States, consists of the 10-county area surrounding Milwaukee, Wisconsin.

In 2011, our daily newspaper won its third Pulitzer Prize in the last four years. Only the New York Times and the Washington Post have won journalism’s highest honor more times in the last four years than the Milwaukee Journal Sentinel.  The 2011 Pulitzer Prize was won in the category of Explanatory Reporting for the series “One In A Billion: A boy's life, a medical mystery.”  The judges called it a "lucid examination of an epic effort to use genetic technology to save a 4-year-old boy imperiled by a mysterious disease, told with words, graphics, videos and other images." In 2008 and 2010, the Milwaukee Journal Sentinel received Pulitzers in the Local Reporting category.

Our newsroom staff also received many other national awards. Among the most prestigious were the George Polk Award for "Wiped Clean," a series on gun shop owners who are protected by federal rules; the Bartlett & Steele Silver Award for "Shattered Trust," a series that exposed how federal regulators failed to prevent tainted alcohol wipes from being used in homes and hospitals; and the Dick McCann Memorial Award, given by the Pro Football Hall of Fame for long and distinguished reporting on professional football. Separately, our staff was recognized for excellence by the National Headliner Awards, the Society for News Design, the Associated Press Sports Editors, and the American Association of Sunday and Features Editors.

Index

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites.  Our employment site, JobNoggin.com, which is co-branded with Monster Worldwide, Inc. (Monster®), combines the promotional strength of our daily newspaper, JSOnline.com and our Milwaukee television and radio properties with Monster®’s product and brand.  Our daily newspaper is a member of the Yahoo! Consortium, a newspaper and Yahoo! web portal partnership that shares content, advertising and technology.  Our daily newspaper operates a co-branded online automotive offering under a franchise agreement with CarSoup of Minnesota, Inc. (CarSoup.com).  In 2011, online revenue of $11.3 million for websites affiliated with our daily newspaper increased 4.2% compared to $10.8 million in 2010, primarily due to an increase in retail sponsorships sold.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin.  Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

The following table sets forth our average net paid circulation:

	Six-Months Ended September 30			12-Months Ended March 31
	2011	2010	2009	2011	2010	2009
Daily (Five-day average)	188,818	183,636	190,841	188,992	188,644	207,717
Sunday	326,262	331,171	334,240	332,586	331,184	368,686

Circulation revenue accounted for 34.3% of our daily newspaper’s total revenue in 2011.  The Milwaukee Journal Sentinel single copy prices are $1.00 for daily, following a price increase in January 2011, and $2.00 for Sunday in our five county primary market area.  We believe our average net paid circulation will decrease due to, among other factors, increased competition for readers from new media products, other free sources, our decision to discontinue certain third-party programs and economic and time pressures on consumers.  Advertising revenue accounted for 53.7% of our daily newspaper’s total revenue in 2011.  Our daily newspaper experienced decreases in revenue in most advertising categories in 2011 compared to 2010 due to the secular influences affecting the newspaper industry and the continued economic uncertainty.

The Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website.  Integrated into the launch of the paywall was a price increase to our home delivery subscribers, who gain full access to all digital products with their subscription fee.

Other revenue, which consists of revenue from promotional events, commercial distribution and commercial printing revenue, accounted for 12.0% of our daily newspaper’s total revenue in 2011.  Our state-of-the-art printing facility, which now includes the ability to print ultra-violet coated pages, similar to magazines, allows us to leverage our existing assets to sign long term agreements to print other daily newspapers, such as USA Today, Kenosha News, Pioneer Press suburban editions, Chicago Reader and others.  We believe we provide high quality, competitive pricing and close proximity to their readers in Southeastern Wisconsin and Chicago and its suburbs.

Community Newspapers and Shoppers

We own and operate community newspapers and shoppers in Wisconsin and a printing plant in Wisconsin through our subsidiary, Journal Community Publishing Group, Inc.  In 2011, we sold our community newspapers and shoppers in Florida.

Our community newspapers received national industry-wide recognition in 2011. Our suburban Milwaukee Lake Country Reporter newspaper was recognized as “Newspaper of the Year” by the Suburban Newspapers of America.  Our Milwaukee-area suburban newspaper staff won the Editor & Publisher magazine ‘EPPY’ digital excellence award  in 2011 for ‘WauwatosaNOW.com,’ which was also judged best weekly newspaper website in 2011.

Our community newspapers have a combined paid and free average weekly distribution of approximately 173,000.  Our community newspapers focus on local news and events that are of interest to the local residents.  In some markets, our community newspapers are the only source of local news.

Our shoppers have a combined average weekly distribution of approximately 211,000.  Shoppers are free-distribution publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses.  A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings.

We also publish niche publications that appeal to very specific advertisers and readers, with a combined paid and free average monthly distribution of approximately 7,000.  Our niche products serve lifestyle, sports, enthusiast and agricultural markets.

Index

Advertising revenue and circulation revenue accounted for 80.8% and 6.8%, respectively, of our community newspapers’ and shoppers’ total revenue in 2011.  In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications.  Revenue from commercial printing accounted for 12.4% of our community newspapers’ and shoppers’ total revenue in 2011.  Our community newspapers, shoppers and niche publications groups are as follows:

			Number of
	2011	2010
	Average	Average	Newspapers		Shoppers		Niche Publications
	Distribution	Distribution	2011	2010	2011	2010	2011	2010
Northern Wisconsin	214,000	263,000	5	5	7	8	2	3
Southeastern Wisconsin	177,000	187,000	14	14	4	4	--	--

Newsprint

The basic raw material of newspapers is newsprint.  In 2011, we purchased the majority of our newsprint requirements from a single supplier.  We purchased our remaining newsprint requirements in the spot market from other suppliers.  In 2012, we will be purchasing a majority of our newsprint through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.  As a result of the change in supplier and expiration of our local warehousing agreement, we expect our inventory balance to increase in 2012.

We believe we will continue to receive an adequate supply of newsprint for our needs.  Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption.  Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $632 in 2011 compared to an average net price per ton of $613 in 2010, net of scrap sales.  Our consumption of newsprint decreased to 24,924 metric tons in 2011 from 26,309 metric tons in 2010, and our total cost of newsprint decreased $0.2 million in 2011 compared to 2010.  The decrease in consumption in 2011 at our publishing businesses was primarily due to decreases in average net paid circulation, run-of-press (ROP) advertising, waste and a decrease in content pages. Based on the consumption of newsprint in 2011 by our daily newspaper and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.3 million.

Industry and Competition

Newspaper publishing is the oldest segment of the consumer media industry.  Metropolitan and community newspapers often represent the primary medium for news and local advertising due to their historic importance to the communities they serve.

Over the past few years, fundamentals in the newspaper industry have deteriorated significantly.  Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.  However, we believe the rate of deterioration of these fundamentals has moderated based on our 2011 results.

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

Index

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

Broadcast Licenses/Renewals

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity.  The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the full term of eight years).  Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse.  After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing.  Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC’s regulations that jeopardized the renewal of our licenses, and we are not currently aware of any facts that would prevent their renewal.  On November 1, 2005, the Milwaukee Public Interest Media Coalition (“MPIMC”) filed a petition at the FCC asking it to deny the pending license renewal applications of all eleven commercial television stations in the Milwaukee Designated Market Area (DMA), including our station, WTMJ-TV, on the grounds that the stations failed to provide adequate coverage of state and local issues during the 2004 election campaign.  In June 2007, the FCC issued an Order denying MPIMC’s Petition.  In July 2007, MPIMC filed a Petition for Reconsideration with the FCC requesting it to reconsider the denial of MPIMC’s Petition to Deny.  We opposed MPIMC’s Petition for Reconsideration and in July 2008, the FCC issued a decision denying the Petition for Reconsideration.  In August 2008, MPIMC filed a second Petition for Reconsideration of the FCC’s June 2007 Order.  We filed an Opposition to MPIMC’s Second Petition in August 2008.  The FCC dismissed MPIMC’s Second Petition on January 12, 2009.  On February 16, 2010, MPIMC filed an Application for Review requesting the FCC to review the dismissal of MPIMC’s Second Petition.  We filed an Opposition to MPIMC’s Application for Review jointly with several other television stations in the Milwaukee DMA, and MPIMC filed a Reply.  By letter dated December 10, 2010, the FCC dismissed MPIMC’s Application For Review.  On January 10, 2011, MPIMC filed another Application for Review requesting the FCC to vacate its December 10, 2010 order and consider MPIMC’s February 10, 2010 Application for Review on its merits.  On January 25, 2011, we filed an Opposition to the second Application for Review jointly with several other Milwaukee television station licensees.  MPIMC filed a consolidated Reply to the Joint Opposition on February 2, 2011.  The matter remains pending.

Index

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

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the newspaper broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule.  In 2003, the FCC completed a comprehensive review of its ownership rules and adopted revised rules.  The FCC’s new rules were to have become effective on September 4, 2003.  However, a number of parties sought reconsideration of the new rules and others filed judicial appeals.  The U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003.  Then, in an opinion issued on June 24, 2004, the court remanded most of the revised rules to the FCC for additional analysis and justification.  In 2008, the FCC released a Report and Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty.  The FCC also reinstated the radio television cross-ownership rule, which had been repealed in 2003, reinstated the local television ownership rule as it had been in effect prior to 2003, and affirmed the local radio ownership rule as adopted in 2003.  The FCC stated that newspaper broadcast combinations that were grandfathered in 1975 when the newspaper-broadcast cross-ownership rule was adopted, including our Milwaukee operations, will continue to be grandfathered.  In a decision issued on July 7, 2011, the Court of Appeals for the Third Circuit vacated and remanded the modified newspaper broadcast cross-ownership rule.  A petition for certiorari of this decision has been filed with the Supreme Court and is pending.  In December 2011, the FCC issued a Notice of Proposed Rulemaking (“Ownership NPRM”) with respect to its 2010 quadrennial review of the media ownership rules.  The Ownership NPRM proposes to modify the newspaper broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest DMAs if certain conditions are met and to repeal the radio television cross-ownership rule.  The FCC’s ownership rules that are currently in effect are briefly summarized below.

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

Local Radio Ownership Rule.   The local radio ownership rule limits the number of radio stations an entity may own in a given market depending on the size of the radio market.  Specifically, in a radio market with 45 or more commercial and noncommercial radio stations, a party may own, operate, or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).  In a radio market with between 30 and 44 radio stations, a party may own, operate, or control up to seven commercial radio stations, not more than four of which are in the same service.  In a radio market with between 15 and 29 radio stations, a party may own, operate, or control up to six commercial radio stations, not more than four of which are in the same service.  In a radio market with 14 or fewer radio stations, a party may own, operate, or control up to five commercial radio stations, not more than three of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in the market, except for combinations of one AM and one FM station, which are permitted in any size market.  For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Kelsey reports assign the affected radio stations.  For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending further FCC rulemaking.  Also under the rule, a radio station that provides more than 15% of another in-market station’s weekly programming or sells more than 15% of another in-market station’s weekly advertising will be deemed to have an attributable interest in the brokered station.

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

Local Television Ownership Rule.  Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market.  The rule also permits the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap.  The FCC may waive this rule to permit ownership, operation or control of two television stations in a market that will not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a “failed” station, or is “failing” (i.e., stations with negative cash flow and less than a four share all day audience rating).  Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the brokered station.

Index

Dual Network Rule.  The dual network rule prohibits any of the four major networks — ABC, CBS, Fox and NBC — from merging with each other.

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

Obscenity, Indecency and Profanity

The FCC's rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m.  In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules.  Several appeals of certain of the FCC’s recent indecency enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts.

In July 2007, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act.

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.  From time to time, our television and radio stations receive letters of inquiry and notices of proposed forfeitures from the FCC alleging that they have broadcast indecent material.  We do not believe that broadcasts identified in any currently pending complaints of which we are aware violate the indecency standards.  Several appeals of certain of the FCC’s recent indecency enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts.  In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment.  In June 2011, the Supreme Court granted certiorari in this case, and a decision is expected during the current Supreme Court term.  We cannot predict the outcome of the Supreme Court decision or whether Congress will consider or adopt further legislation in this area.

Sponsorship Identification

Both the Communications Act and the FCC’s rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of broadcast.  In response to a complaint by a public interest organization, the FCC issued letters of inquiry to several dozen television stations seeking to determine whether their broadcast of “video news releases” (VNRs) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials.  VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters.  Two of our television stations received and have responded to the VNR letter of inquiry.  We cannot predict the outcome of the FCC’s investigation; however in 2007, the FCC issued a forfeiture notice to one cable company for alleged violations of the sponsorship identification rules based on the use of VNRs.

Index

Digital Television

As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts.  Digital broadcasting permits stations to offer digital channels for a wide variety of services such as high definition video programming, multiple channels of standard definition video programming, audio, data, and other types of communications.  Each station is required to provide at least one free over-the-air video program signal.

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

Relationship with MVPDs

A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television stations and distributors of multiple channels of video programming such as cable, satellite and telecommunications companies (referred to as MVPDs).  The rules generally provide certain protections for broadcast stations, for which MPVDs are an important means of distribution and a provider of competing program channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s primary digital channel to their subscribers within the station’s market (the so-called “must-carry” rule).  Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.”  A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MPVD and will not be carried.  A station has the opportunity to elect must-carry or retransmission consent every three years.  Elections were made in October 2011 for the 2012-2014 three year period.  We have elected retransmission consent rather than must carry with MPVDs for most of our television stations.  A station that fails to notify a cable system of its election is presumed to have elected must-carry.

Under the must-carry rule, cable operators are required to carry must-carry signals in analog format or, if a cable system is all-digital, to provide equipment to convert must-carry digital signals for viewing on analog television sets.  With some exceptions, cable systems are also required to carry television stations’ high definition signals.  Cable systems are not required to carry any programming streams other than a station’s primary video programming channel. Consequently, the multicast programming streams provided by several of our television stations are not entitled to mandatory carriage pursuant to the digital must-carry rules.  However, because the FCC’s action does not affect digital retransmission consent agreements, we are free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.  A similar must-carry and retransmission consent regime governs carriage of local broadcast channels by direct-to-home satellite television operators.  A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market.  However, if a satellite provider chooses to provide one local station to its subscribers in a market, the provider also must transmit locally every other station in that market that elects must-carry status.  As with cable, stations may opt to pursue retransmission consent agreements.  A local television station that fails to make any election to a satellite provider is deemed to have elected retransmission consent and is not guaranteed carriage.  Satellite must-carry election periods occur every three years, consistent with cable must-carry periods.

In February 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) reviewing the retransmission consent rules.  The NPRM requests comment on proposals to strengthen the good faith negotiation requirements and to require advance notice of the potential that a television station could be dropped from an MVPD’s programming lineup.  The NPRM is pending, and we cannot predict what impact, if any, the proceeding will have on our negotiations with video programming distributors.

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

Index

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

Closed Captioning

FCC rules require the majority of programming broadcast by television stations to contain closed captions.  The FCC forwards to television stations viewer complaints it receives with respect to closed captioning problems, and several of our stations have received complaints that were filed with the FCC.  We have responded to these complaints, and they are currently pending.  In January 2012, the FCC adopted rules to require television stations that make full-length programming available online, for example, by streaming content on their websites, to pass through the closed captioning in such programming.  These rules, which will apply to new programming, as well as programming already or the Internet, will become effective within six to eighteen months after the rules become effective depending on the type of programming.

Employees

As of December 25, 2011, we and our subsidiaries had approximately 1,700 full-time and 800 part-time employees compared to approximately 1,800 full-time and 800 part-time employees at December 26, 2010.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 24%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Eight of these agreements will expire within the next two years and two agreements expired in 2011.  The employees for whom the agreements have expired continue to work without a contract.  In 2010, a bargaining unit dissolved due to a workforce reduction.  The majority of employees covered by a collective bargaining agreement work at the daily newspaper.

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

Approximately 76% of our revenue in 2011 was generated from the sale of local, regional and national advertising appearing in our newspapers and shoppers and for broadcast on our radio and television stations.  Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy.  The merger or consolidation of advertisers, such as in the banking and airline industries, also generally leads to a reduced amount of collective advertising spending.  A recession or economic downturn, as well as a consolidation of advertisers, has had, and in the future could continue to have, an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time.  Terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve.  Changes in those factors could negatively affect those revenues.  These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general.  If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected.  This risk is especially evident with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and several websites, and, collectively, from which we derived approximately 56% of our revenue in 2011.

Index

Our diversified media businesses operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing radio and television stations, newspapers or other types of media competitors, as well as through consolidation of media competitors or changes in advertisers’ media buying strategies.

Our diversified media businesses operate in highly competitive markets.  Our radio stations, television stations, newspapers, shoppers and Internet sites compete for audiences and advertising revenue with other radio stations, television stations, newspapers, shoppers and Internet sites as well as with other media such as cable television, satellite television, satellite radio, magazines, outdoor advertising, direct mail and the evolving digital advertising space. Some of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do or, even if smaller in size or in terms of financial resources, the ability to create digital niche products and communities and may respond faster or more aggressively to changing competitive dynamics.  This competition has intensified as a result of digital media technologies.  While the amount of advertising on our digital products has continued to increase, we have experienced, and in the future may continue to experience, a decrease in advertising revenues if we are unable to attract advertising to our digital products in volumes and at prices sufficient to offset decreases in advertising in our traditional media products, for which rates are generally higher than for digital advertising.

Our radio and television broadcasting businesses compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates.  Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming.  Changes in market demographics, the entry of competitive stations to our markets, the introduction of competitive local news or other programming by cable, satellite or other news providers, or the adoption of competitive formats by existing radio stations could result in lower ratings and have a material adverse effect on our financial condition and results of operations.  Changes in ratings technology, or methodology or metrics used by advertisers or other changes in advertisers’ media buying strategies also could have a material adverse effect on our financial condition and results of operations.  The ability of our broadcast digital products to attract significant future advertising revenue is unproven and we may incur increasing costs competing for digital advertising revenue.

Further, our operations may be adversely affected by consolidation in the broadcast industry, especially if competing stations in our markets are acquired by competitors who have a greater national scope, can offer a greater variety of national and syndicated programming for listeners and viewers or offer enhanced opportunities for advertisers to reach broader markets.  In 2008, the FCC issued a Report and Order that modified the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances.  In July 2011, the Court of Appeals for the Third Circuit vacated and remanded the modified newspaper broadcast cross-ownership rule.  Certain media companies have filed a petition for certiorari of this decision with the Supreme Court, which is pending.  In December 2011, the FCC issued a Notice of Proposed Rulemaking with respect to its 2010 quadrennial review of the media ownership rules.  The NPRM proposes to modify the newspaper broadcast cross-ownership rule in a similar manner to the modifications adopted in 2008 and to eliminate the television radio cross-ownership rule.  We cannot predict the outcome of any further administrative or judicial proceedings related to the media ownership rules.

In newspapers and shoppers, our revenue primarily consists of advertising and paid circulation.  Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the digital products and other media.  Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service.  On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.  Our local and regional competitors in community newspapers and shoppers are typically unique to each market, but we have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us.  Circulation revenue and our ability to achieve price increases for our print products are affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people.  We may incur increasing costs competing for advertising expenditures and paid print and digital subscriptions.  If we are not able to compete effectively for advertising expenditures and paid print and digital subscriptions, our revenue may decline and our financial condition and results of operations may be adversely affected.

Seasonal and cyclical changes in advertising volume affect our quarterly revenue and results of operations and may cause our stock price to be volatile.

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods. Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season. Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising. Our quarterly revenue also varies based on the dynamics of the television broadcast industry. In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising significantly increases. Also, since NBC has exclusive rights to broadcast the Olympics through 2020, our NBC affiliated stations experience increased viewership and revenue during Olympic broadcasts in the first or third quarters of the years in which the Olympics are held. Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, changes in the buying strategies of advertisers and general economic factors. These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

Index

We may not be able to acquire radio stations, television stations, newspapers or assets related to our digital growth strategy, successfully manage acquired properties or increase our profits from these operations.

Our diversified media business has in the past expanded through acquisitions of radio and television stations in selected markets.  We intend to pursue continued growth through selected acquisitions, including acquisitions and investments related to our digital growth strategy, if we are able to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

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

If we are unable to respond to changes in technology and evolving industry standards and trends, our radio stations may not be able to effectively compete.

The broadcast media industry is subject to evolving media technologies and evolving industry standards.  Several new technologies are being developed and/or utilized that may compete with our radio stations, including:

•
audio programming by cable television systems, direct broadcast satellite systems, personal communications and wireless systems, Internet content providers and other digital audio broadcast formats, including the ability to create personalized formats and content;

Index

•	wireless Internet technology in the automobile and satellite digital audio radio service, with enhanced sound quality comparable to that of compact discs and that provide numerous niche formats;

•	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us;

•	Internet radio stations and Internet radio services;

•	expanded approval of low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas;

•	enhanced capabilities of Smart phones, MP3 players, tablet devices, electronic readers and other mobile devices; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis.

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

New technologies could also adversely affect our television stations.  Programming alternatives such as cable, direct-to-home satellite services, mobile media services, pay-per-view, on-demand programming, the Internet, including Internet capability built into televisions, and home video and entertainment systems have fractionalized television viewing audiences.  Over the past decade, MVPDs have captured an increasing market share, while the aggregate viewership of the major television networks has declined.  In addition, the expansion of cable television and other technological changes, including the entry by certain telecommunications companies into the video services delivery market, has increased, and may continue to increase, competitive demand for programming.  Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming.  The enhanced video and audio capabilities of Smart phones, MP3 players, tablet devices, electronic readers and other mobile devices also has the potential to affect television viewership.

In addition, video compression techniques now in use with direct broadcast satellites and, increasingly, by cable and wireless providers, are expected to permit greater numbers of channels to be carried within existing bandwidth.  These compression techniques, as well as other technological developments, which are applicable to all video delivery systems and enable television broadcasters operating digital signals to offer multiple channels, have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming.  This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures.  We are unable to predict the effect that these technological changes will have on the television industry or the future results of our television broadcast business.

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels or if the networks we are affiliated with terminate or do not renew our affiliation agreements, our advertising revenues, financial condition and results of operations may be adversely affected.

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements.  We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including one of our low-power stations) are parties to affiliation agreements with ABC, three with NBC, three with FOX, one with CW and one with CBS, failures of these networks to provide programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations.  In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all.  The retransmission agreements which we negotiated with MVPDs for the rights to carry our signals and local programming in their pay television services to consumers are for multiple years with set rate increases.  Certain national networks have, and others may try to obtain from us a significant portion of the retransmission revenue for their programming content we are providing to the MVPDs.  The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.  We renewed our network affiliation agreements with ABC, FOX, CW and MNT in 2011.

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

Index

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

If our key on-air or management talent does not remain with us or loses popularity, our advertising revenue and results of operations may be adversely affected.

We employ or contract with a number of on-air personalities and hosts of television and radio programs whose ratings success depends in part on audience loyalty in their respective markets.  Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we cannot assure you that all or any of these key employees will remain with us over the long term.  Furthermore, the popularity and audience loyalty to our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes.  A loss of such popularity or audience loyalty could reduce ratings and may impact our ability to generate advertising revenue.

In addition, our key local management employees are important to our business since we believe that our growth and future success depends on retaining local management with knowledge of the community, its audience and its advertisers.  Our inability to attract or retain these skilled personnel could have a material adverse impact on our financial condition and results of operations.

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

If cable systems and other video distribution systems do not carry our digital channels or we do not enter into acceptable agreements with such systems, our revenue and results of operations may be adversely affected.

Since our television stations are highly dependent on carriage by cable systems in many of the areas they service, any modifications to rules regarding the obligations of cable systems or satellite providers to carry digital television signals of local broadcast stations could result in some of our television stations or channels not being carried on cable systems or direct to home satellite systems, which could adversely affect our revenue and results of operations.  We have elected retransmission consent rather than must-carry with cable systems and satellite providers for most of our television stations. If we are unable to negotiate retransmission consent agreements in a timely manner or on favorable economic terms, some of our stations may not be carried on certain cable or direct to home satellite systems for a period of time and our revenue and results of operations could be adversely affected.  We may also be unable to negotiate or renegotiate acceptable agreements with other types of video distribution systems, such as telecommunications companies, which could also cause our revenue and results of operations to be adversely affected.

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

Index

The FCC may impose sanctions or penalties for violations of rules or regulations.

If we or any of our officers, directors or significant shareholders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions.  If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the broadcast station only after we had exhausted all administrative and judicial review without success. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, the prohibition on “payola” and equal employment opportunity outreach and recordkeeping requirements. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our broadcast facilities or FCC fines.

We could experience delays in expanding our business due to antitrust laws.

The Federal Trade Commission, the United States Department of Justice and the FCC carefully review our proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number and types of stations owned in a market and the effects on concentration of market revenue share.  The Department of Justice has challenged proposed acquisitions of radio stations, particularly in instances where an existing licensee seeks to acquire additional radio stations in the same market, and could challenge proposed acquisitions of television stations on similar grounds.  Some of these challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations.  In general, the Department of Justice has more closely scrutinized radio station acquisitions that result in local market shares in excess of 40% of radio advertising revenue.  Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive acquisition opportunity.  The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, refusing to grant, or imposing conditions on its consent to the assignment or transfer of control of licenses.

Regulatory changes may result in increased competition in our radio and television broadcasting business.

The radio and television broadcasting industry is subject to extensive and changing federal regulation.  Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest.  Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a television or radio station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market.  In December 2011, the FCC issued a Notice of Rulemaking proposing to modify the newspaper broadcast cross-ownership rule and to eliminate the radio television cross-ownership rule.  We are unable to predict the outcome of this proceeding or of requests for review or appeals of any rule changes adopted by the FCC.

In addition, the 2004 Consolidated Appropriations Act prohibits any person or entity from having an attributable interest in broadcast television stations with an aggregate audience reach exceeding 39% of television households nationally.  The increase in the national television viewership cap gave the largest television operators the ability to continue to hold or to acquire additional stations, which may give them a competitive advantage over us, since they have much greater financial and other resources than we have.  In addition, the networks’ ability to acquire additional stations could give them “leverage” over their affiliates on issues such as compensation, program clearance and program distribution other than through their affiliates, in part because of the risk that a network facing an uncooperative affiliate could acquire a station in the market and terminate its agreement with that affiliate.

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

Index

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

In March 2010, the FCC delivered its national Broadband Plan to Congress.  The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and reallocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees sharing in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing.  In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions as well as proposals to enable TV stations to voluntary combine operations on a single TV channel.  Congress recently passed legislation authorizing the FCC to conduct a voluntary incentive-based spectrum auction.  The legislation requires the FCC to make all reasonable efforts to preserve the coverage area and population served by a television station.  Before the auction will be conducted the FCC will need to conduct rulemaking proceedings to establish rules and procedures for the auction.  At this time we cannot predict the timing or outcome of implementation of the Broadband Plan, or whether the Broadband Plan will affect our television stations.

The performance of our NBC affiliates may suffer due to the joint venture between Comcast Corporation and NBC Universal.

In January 2011, the FCC approved a joint venture between Comcast and NBC Universal (“NBCU”) parent, General Electric Company, and the transaction was consummated.  The joint venture, which combines the programming assets owned by each company, could impact our NBC-affiliated television stations.  We currently have a network affiliation agreement with NBC Universal for three of our television stations and a retransmission consent agreement with Comcast for distribution of several of our television stations.  The merger of the Comcast and NBCU programming assets could reduce our ability to negotiate favorable terms under future network affiliation and cable carriage agreements.  In addition, the merged entity could provide popular NBC sports and entertainment programming on additional outlets including co-owned cable channels and the Internet.  The NBCU Comcast joint venture may affect the economic incentives that currently form the basis of the network/affiliate relationship, and, over time, may result in the evolution of the network/affiliate relationship so that local affiliates become less important to the network.  Although the FCC Order approving the joint venture included certain conditions, many of which were contained in private agreements between Comcast and the major-network affiliate associations, to mitigate these concerns, these developments could ultimately affect the profitability of our NBC affiliated stations.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation.

We use studios, satellite systems, transmitter facilities and the Internet to originate and/or distribute our station programs and network programs and commercials to affiliates.  We rely on third-party contracts and services to operate our origination and distribution facilities.  These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits.  Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities.  A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures.  Our ability to distribute programming to station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line.  Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.

Proposed legislation could require radio broadcasters to pay royalties to record labels and recording artists.

Legislation has been previously introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs.  Thus far, the legislation failed to pass but it may be reintroduced in the future.  Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”).  The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists.  It is not currently known what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our operations and financial results.

Index

Changes relating to consumer information collection and use could adversely affect our ability to collect and use data, which could harm our business.

Public concern over methods of information gathering has led to the enactment of legislation in most jurisdictions that restricts the collection and use of consumer information.  Our publishing business relies in part on telemarketing sales, which are affected by “do not call” legislation at both the federal and state levels.  We also engage in e-mail marketing and the collection and use of consumer information in connection with our publishing and broadcasting businesses and our growing digital efforts.  Further legislation, government regulations, industry regulations, the issuance of judicial interpretations or a change in customs relating to the collection, management, aggregation and use of consumer information could materially increase the cost of collecting that data, or limit our ability to provide information to our customers or otherwise utilize telemarketing or e-mail marketing or distribute our digital products across multiple platforms, and could adversely affect our results of operations.

Decreases in circulation may adversely affect our revenues, and circulation decreases may increase as we offer expanded digital content and digital subscriptions.

Advertising and circulation revenues are affected by the number of subscribers and single copy purchasers, readership levels and overall audience reach.  Our daily newspaper, and the newspaper industry as a whole, is experiencing difficulty maintaining paid print circulation and related revenues.  This is due to, among other factors, increased competition from new media products and sources other than traditional newspapers (often free to users), and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper.  In addition, our expanded digital content and new digital subscriptions could negatively impact print circulation volumes if readers cancel subscriptions.

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

The basic raw material for newspapers and shoppers is newsprint.  Our newsprint consumption related to our publications totaled $15.7 million in 2011, which was 9.2% of our total publishing revenue.  In 2011, we purchased the majority of our newsprint requirements from a single supplier.  We purchased our remaining newsprint requirements in the spot market from other suppliers.  In 2012, we will be purchasing our newsprint through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.  Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

If we are unable to respond to changes in technology and evolving industry standards and trends, our publishing operations may not be able to effectively compete.

The publishing industry is being challenged by the preferences of today’s “on demand” culture, particularly among younger segments of the population.  Some consumers prefer to receive all or a portion of their news in new media formats and from sources other than traditional newspapers.  Information delivery and programming alternatives such as the Internet, various mobile devices, electronic readers, cable, direct satellite-to-home services, pay-per-view and home video and entertainment systems have fractionalized newspaper readership.  New digital subscription offerings may not attract readers in sufficient numbers to generate significant revenues or offset losses in paid print circulation revenues.  The shift in consumer behaviors has the potential to introduce new market competitors or change the means by which traditional newspaper advertisers can most efficiently and effectively reach their target audiences.  We may not have the resources to acquire new technologies or to introduce new products or services that could compete with these evolving technologies.

Other Business Risks

Our business has been and may be in the future negatively affected by an impairment charge of goodwill, broadcast licenses or other intangible assets.

In 2009, we determined there were significant adverse changes in projected revenues in the markets where we own television and radio stations and we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $20.1 million.  In 2011, due to a decline in projected long-term market revenues and an increase in the discount rates, we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $0.9 million.  There was no impairment of our broadcast licenses in 2010 and there was no impairment of our goodwill in 2009, 2010 or 2011.   As of December 25, 2011, we had a total of $111.6 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 26.7% of our total assets.  The 2009 and 2011 impairment charges had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

Index

We may not be able to utilize deferred tax assets to offset future federal and state taxable income.

As of December 25, 2011, we had a total of $60.8 million of deferred tax assets on our balance sheet.  We expect to utilize the deferred tax assets to reduce our consolidated federal and state income tax liabilities over a period of time not to exceed 20 years.  However, we may not be able to fully utilize the deferred tax assets if our future federal and state taxable income and related income tax liability is insufficient to permit their use.  In the future, we may be required to record a valuation allowance against the deferred tax assets if we believe we are unable to utilize them, which would have an adverse effect on our financial condition and results of operations.  In addition, if statutory tax rates are ever reduced, our overall deferred tax asset would be required to be revalued, which could also have an adverse effect on our financial condition and results of operation.

The economic environment or a return to volatility in US credit markets could affect our financing arrangements.

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

We have a funded, qualified defined benefit pension plan that covers certain employees and an unfunded, non-qualified pension plan for certain employees whose benefits under the qualified pension plan may be restricted due to limitations imposed by the Internal Revenue Service.  Effective January 1, 2011, the benefit accruals under the qualified defined benefit pension plan and the unfunded, non-qualified pension plan were permanently frozen.  Two significant elements in determining pension income or pension expense are the discount rate used in projecting benefit obligations and the expected return on plan assets.  A lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities.  If our expected return on plan assets is not achieved, as was the case in 2011 because of significant declines in the equity markets, our pension expense and cash contributions to the pension plans would increase.  As of the end of 2011, our pension plan remains underfunded.  If the equity markets do not sufficiently recover or the discount rate does not increase or existing legislative relief is not enough, we will be obligated to make substantial contributions in future years to fund the deficiency.  Current projections indicate we will need to contribute $44.5 million over the next 10 years, beginning in 2012.  A significant increase in our obligation to make contributions to our pension plans would reduce the cash available for working capital, debt reduction and other corporate uses, and may have an adverse effect on our operations, financial condition and liquidity.

Due to our participation in a multiemployer pension plan, we have exposures under that plan that may extend beyond what our obligations would be with respect to our employees.

Until our withdrawal in December 2010, we participated in and made periodic contributions to a multiemployer pension plan that covered certain of our union employees.  We incurred a pension withdrawal liability in 2010 in connection with the dissolution of that union and the subsequent withdrawal from the multiemployer pension plan.  If there is a mass withdrawal from the multiemployer pension plan in 2012, we may be subject to additional withdrawal liabilities under applicable law with respect to that plan.

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

Index

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees or regulatory changes.

As of December 25, 2011, we and our subsidiaries had approximately 1,700 full-time and 800 part-time employees compared to approximately 1,800 full-time and 800 part-time employees at December 26, 2010.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 24%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Eight of these agreements will expire within the next two years and two agreements expired in 2011.  The employees for whom an agreement has expired continue to work without a contract.  In 2010, a bargaining unit dissolved due to a workforce reduction.  The majority of employees covered by a collective bargaining agreement work at the daily newspaper.

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

We also are subject to a wide variety of employment laws and regulations. Future changes in applicable requirements or regulatory or judicial interpretations of these requirements could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2. PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin.  We believe all of our properties are well maintained, are in good conditions and suitable for present operations.  There are no material encumbrances on any of our owned properties.  Our equipment is secured by liens pursuant to our secured credit facility.  The following are the principal properties operated by us and our subsidiaries and the approximate square footage as of December 25, 2011.

	Owned	Leased

Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI (1)	500,000	5,000
West Milwaukee, WI (2)	479,000	--
Cedarburg, WI	17,000	--
Waukesha, WI	34,000	--
Wauwatosa, WI (4)	18,000	--
Sturtevant, WI (5)	--	10,000
Madison, WI	--	4,000
Menomonee Falls, WI	12,000	--
Waupaca, WI (6)	93,000	--
Hartland, WI	13,000	4,000
Elkhorn, WI	--	4,000
West Bend, WI	7,000	--
Hartford, WI	7,000	--
New London, WI	6,000	--
Rhinelander, WI	7,000	--
Clintonville, WI	6,000	--
Beaver Dam, Fond du Lac, Jefferson, Johnson Creek, Marshfield, Merrill, Mukwonago, Muskego, Oshkosh, Port Washington, Ripon, Sheboygan, Stevens Point, Wausau, Wisconsin Rapids and Wittenberg, WI	1,000	37,000
Washington, D.C (7)	--	1,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	109,000	--
Green Bay, WI	22,000	2,000
Las Vegas, NV	33,000	--
Lansing, MI	2,000	11,000
Palm Springs, CA	19,000	1,000
Omaha, NE	62,000	--
Tucson, AZ	29,000	2,000
Knoxville, TN (8)	26,000	--
Boise, ID	28,000	1,000
Wichita, KS (9)	23,000	6,000
Springfield, MO	2,000	9,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	21,000	1,000
Mount Bigelow, AZ	2,000	--

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.’s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution and transportation operations of the Milwaukee Journal Sentinel.

(3)	Includes our business operations’ headquarters.

(4)	Includes 18,000 square feet not in use.

(5)	10,000 square feet leased to third party pursuant to lease expiring in August 2013.

(6)	Includes 20,000 square feet not in use.

(7)	Includes 200 square feet leased to third party pursuant to lease expiring in September 2012.

(8)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2012 and 4,000 square feet not in use.

(9)	Includes 2,000 square feet leased to third party pursuant to lease expiring in October 2012 and 3,000 square feet not in use.

Index

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business.  We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of March 2, 2012.

Name	Title	Age

Steven J. Smith	Chairman of the Board and Chief Executive Officer	61
Andre J. Fernandez	President and Chief Financial Officer	43
Elizabeth Brenner	Executive Vice President	57
Mary Hill Leahy	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	57
Michael O’Brien	Vice President	50
Royce A. Miles	Vice President	44
William M. Kaiser	Vice President	61
James P. Prather	Vice President	54
Karen O. Trickle	Vice President and Treasurer	55
Steven H. Wexler	Vice President	51

Steven J. Smith is Chairman of the Board and Chief Executive Officer.  Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998.  Mr. Smith was President from 1992 to 1998 and from 2010 to February 2012.  He also added the title Chief Operating Officer in 1996.  Mr. Smith has been a director since May 2003.  Mr. Smith was a director of our predecessor company since 1987.

Andre J. Fernandez is President and Chief Financial Officer.  Mr. Fernandez was elected President in February 2012, Executive Vice President in October 2008 and Chief Financial Officer in November 2008.  Prior thereto, Mr. Fernandez held various financial leadership positions with the General Electric Company (GE) since 1997, and most recently served as Senior Vice President, Chief Financial Officer and Treasurer for Telemundo Communications Group, Inc., a U.S. Spanish-language television network and a wholly-owned division of NBC Universal.

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

Michael O’Brien is Vice President. Mr. O’Brien was elected Vice President in May 2010.  Prior thereto, he served as VP Information Systems at InfuScience, Inc., a privately held national home infusion provider, since April 2006. Mr. O’Brien was Director of IT for Jefferson Wells International, a wholly owned subsidiary of Manpower Inc., from January 2003 to April 2006, the North American Director of IT for Datex-Ohmeda, a manufacturer of anesthesia and critical care medical equipment, from September 2001 to January 2003, and the VP CIO at Alterra Healthcare, a national provider of assisted living services, from December 1998 to August 2001.

Royce A. Miles is Vice President.  Mr. Miles was elected Vice President in April 2010.  In addition, Mr. Miles has been Executive Vice President and General Manager of our publishing businesses since September 2010.  Prior thereto, Mr. Miles held various other positions within Journal Sentinel, Inc. since October 1998.

Index

William M. Kaiser is Vice President.  Mr. Kaiser was elected Vice President in April 2010.  In addition, Mr. Kaiser has been Senior Vice President of Journal Sentinel, Inc. and Editor of the Milwaukee Journal Sentinel since 1997.  Prior thereto, he was Managing Editor of the Milwaukee Journal Sentinel and Milwaukee Journal.

James P. Prather is Vice President.  Mr. Prather was elected Vice President in March 1999.  In addition, Mr. Prather has been Executive Vice President, Television and Radio Operations of Journal Broadcast Group since April 2005 and President of News and Vice President and General Manager of KTNV-TV since August 2003.  He was Senior Vice President and President of News, Journal Broadcast Group from August 2003 to April 2005.  Mr. Prather was President-Television, Journal Broadcast Group from December 1998 to August 2003 and General Manager of WTMJ-TV from 1995 to August 2003.

Karen O. Trickle is Vice President and Treasurer.  Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999.

Steven H. Wexler is Vice President.  Mr. Wexler was elected Vice President in May 2007.  In addition, Mr. Wexler has been Executive Vice President of Journal Broadcast Group since January 2007.  From 2005 to 2006, Mr. Wexler was Senior Vice President of Journal Broadcast Group and he held various other positions within Journal Broadcast Group from 1993 to 2004.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 170 million shares of class A common stock; 120 million shares of class B common stock; 10 million shares of class C common stock; and 10 million shares of preferred stock.

Class C shares are held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family (which we collectively refer to as the “Grant family shareholders”), and Proteus Fund, Inc., a non-profit organization.  The class C shares are entitled to two votes per share.  These shares are convertible into either (i) 1.363970 shares of class A common stock or (ii) a combination of 0.248243 shares of class A common stock and 1.115727 shares of class B common stock at any time at the option of the holder.  There is no public trading market for the class C shares.

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

As of March 2, 2012, there were 1,607 holders of class B common stock, 115 record holders of class A common stock and 13 record holders of class C common stock.  We have no outstanding shares of preferred stock.

Index

The following table provides information about our repurchases of our class A and B common stock for the fourth quarter ended December 25, 2011:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)		(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs		Dollar Value Of Shares that May Yet Be Purchased Under the Plans or Programs(1)

September 26 to October 22, 2011	18,118	(2)	$3.17	621,318	(2)	$42,331,076
October 23 to November 20, 2011	371,605	(2)	$4.09	992,923	(2)	$41,338,153
November 21 to December 25, 2011	117,670	(2)(3)	$4.49	1,100,695	(2)	$40,237,458

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(2)	Represents shares of our class A common stock.
(3)
Includes 9,898 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

The high and low sales prices of our class A common shares for the four quarters of 2011 and 2010 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2011 and 2010 were as follows:

	2011			2010
	High	Low	Cash Dividend	High	Low	Cash Dividend
First Quarter	$6.18	$4.66	--	$4.09	$3.08	--
Second Quarter	6.06	4.61	--	6.52	3.90	--
Third Quarter	5.21	2.93	--	5.22	3.45	--
Fourth Quarter	4.70	2.71	--	5.20	4.22	--

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions.  Our board of directors reviews these factors at each quarterly board of directors meeting. Our secured credit facility contains restrictions on the payment of dividends, such that the aggregate amount of cash dividends paid and share repurchases does not exceed the greater of $15.0 million and 50.0% of consolidated net earnings for the consecutive four quarter period preceding the quarter in which such cash payment is made.  Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends, except that dividends on class C shares are cumulative and will not be less than approximately $0.57 per year.

Our board of directors made a decision to reduce our first quarter 2009 dividend on our class A and class B shares to $0.02 per share from $0.08 per share in each quarter of 2008.  The quarterly dividend on our class C shares remained at its historical level for the first quarter of 2009.  In April 2009, our board of directors suspended dividends on our class A and class B shares given the challenging economic environment.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of $5.6 million as of February 6, 2012 must be paid prior to the payment of any future dividends on our class A and class B shares.

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

Index

The following graph compares, on a cumulative basis, changes in the total return on our class A common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations.  Our peer group is comprised of Belo Corp., Gannett Company, Inc., Lee Enterprises, Inc., The McClatchy Company, The New York Times Company, The E. W. Scripps Company, Media General, Inc. and The Washington Post Company.  This graph assumes the investment of $100.00 on December 31, 2006 and the reinvestment of all dividends since that date.

	12/06	12/07	12/08	12/09	12/10	12/11
Journal Communications, Inc.	$100.00	$74.45	$21.9	$35.69	$46.20	$41.85
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	76.01	24.31	41.60	41.19	35.07

Index

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data.  The selected financial data for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 and as of December 25, 2011, and December 26, 2010, have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data for the years ended December 28, 2008 and December 30, 2007 and as of December 27, 2009, December 28, 2008 and December 30, 2007, have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K.  This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  Norlight Telecommunications, Inc., NorthStar Print Group, Inc., PrimeNet Marketing Services, IPC Print Services, Inc. and three regional publishing and printing operations sold in 2007 of our community newspapers and shoppers business have been reflected as discontinued operations in all years presented.

	2011	2010	2009(1)	2008(2)	2007(3)

	(dollars and shares in thousands, except for per share amounts)

Statement of Operations Data
Revenue	$356,793	$376,759	$365,534	$451,713	$483,835
Operating costs and expenses	316,132	323,735	335,763	402,247	410,865
Goodwill and broadcast license impairment	879	--	20,133	375,086	--
Operating earnings (loss)	39,782	53,024	9,638	(325,620)	72,970
Total other income and (expense)	(3,525)	(3,281)	(2,803)	(8,165)	(9,143)
Earnings (loss) from continuing operations before income taxes	36,257	49,743	6,835	(333,785)	63,827
Provision (benefit) for income taxes	14,412	19,065	1,927	(107,036)	24,616
Earnings (loss) from continuing operations	21,845	30,678	4,908	(226,749)	39,211
Gain (loss) from discontinued operations, net of taxes	341	3,703	(601)	2,346	70,867
Net earnings (loss)	$22,186	$34,381	$4,307	$(224,403)	$110,078

Diluted weighted average shares outstanding	51,088	50,789	50,400	51,917	66,809

Diluted – Class A and B common stock:
Continuing operations	$0.36	$0.52	$0.06	$(4.4)	$0.59
Discontinued operations	0.01	0.07	(0.01)	0.04	1.06
Net earnings (loss)	$0.37	$0.59	$0.05	$(4.36)	$1.65

Cash dividends declared:
Class C	$0.57 (4)	$0.57 (4)	$0.57 (5)	$0.57	$0.57
Class B	--	--	$0.02	$0.32	$0.3
Class A	--	--	$0.02	$0.32	$0.3

Segment Data
Revenue:
Broadcasting	$186,080	$194,365	$171,491	$209,914	$218,118
Publishing	170,976	182,799	194,196	241,972	266,142
Corporate eliminations	(263)	(405)	(153)	(173)	(425)
Total revenue	$356,793	$376,759	$365,534	$451,713	$483,835

Operating earnings (loss):
Broadcasting	$31,001	$43,559	$3,068	$(319,610)	$44,553
Publishing	15,901	18,222	13,796	2,322	36,922
Corporate	(7,120)	(8,757)	(7,226)	(8,322)	(8,505)
Total operating earnings (loss)	$39,782	$53,024	$9,638	$(325,620)	$72,970

Other Financial Data
Depreciation	$21,764	$22,697	$23,894	$24,918	$25,012
Amortization	$1,567	$1,932	$1,975	$1,776	$1,679
Capital expenditures	$10,661	$9,391	$7,680	$20,805	$33,992
Cash dividends	$--	$--	$1,476	$18,527	$20,445

Index

	2011	2010	2009(1)	2008(2)	2007(3)
	(dollars in thousands)
Cash Flow Data
Net cash provided by (used for):
Operating activities	$45,534	$71,819	$69,113	$69,534	$59,331
Investing activities	$(8,877)	$6,174	$(11,639)	$(46,043)	$162,129
Financing activities	$(36,859)	$(79,739)	$(65,147)	$(27,033)	$(178,896)
Discontinued operations	$564	$433	$7,002	$1,326	$(44,231)

Balance Sheet Data
Property and equipment, net	$168,200	$179,725	$195,649	$211,974	$214,219
Intangible assets, net	$111,617	$114,512	$115,836	$132,111	$481,547
Total assets	$417,725	$431,770	$473,187	$542,599	$856,967
Total debt	$41,305	$74,570	$151,375	$215,090	$178,885
Total equity	$206,188	$208,927	$171,075	$168,062	$487,562

(1)	On April 23, 2009, we completed the purchase of CW affiliate, KNIN-TV, in Boise, Idaho. On September 25, 2009, we completed the sale of KGEM-AM and KCID-AM in Boise, Idaho.

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

(3)	On March 27, 2007, we completed the purchase of KMTV-TV.

(4)	Dividends of $0.57 per share were accrued for 2011 and 2010.

(5)	The first quarter 2009 dividend of $0.142 per share was paid. Dividends of $0.428 per share were accrued but not paid for the remaining three quarters of 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 25, 2011, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements.  See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 12 states, consists of 33 radio stations and 13 television stations and the operation of a television station under a local marketing agreement.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin.  Results from our digital media assets are included in our publishing and broadcasting segments.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenues, network compensation and other revenues.  Our television and radio stations are attracting new local advertisers through the creation of new, and enhancing the presentation of existing, local content and programs that combine television or radio with digital.  Because as a television and radio broadcaster we rely upon advertising revenue, we are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.

Index

Revenue from our broadcasting businesses decreased $8.3 million in 2011 compared to 2010 primarily due to an $11.9 million decrease in political and issue advertising revenue and a $2.2 million decrease in Olympic advertising revenue, partially offset by a $3.5 million increase in local advertising revenue and a $2.1 million increase in retransmission revenue.  Operating earnings from our broadcasting business decreased $12.6 million in 2011 compared to 2010, primarily due to the impact from the decrease in advertising revenue, an increase in expenses and a $0.9 million non-cash broadcast license impairment charge.  Total broadcasting expenses increased $4.3 million, or 2.8%, in 2011 compared to 2010 primarily due to increases in employee related costs and promotional expenses.

Over the past several years, fundamentals in the newspaper industry have deteriorated significantly.  Retail and classified run-of-press (ROP) advertising has decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation declines and digital competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

In 2011, we sold our Florida-based community newspapers and shoppers businesses.  Net proceeds were $1.3 million and we recorded pre-tax gains on the sales, net of transaction expenses, of $0.5 million.  The divestitures allow us to focus our efforts on operating our Wisconsin-based community newspapers and shoppers businesses.  Revenue and operating earnings in 2011 for the Florida-based community newspapers and shoppers businesses were $2.8 million and $0.6 million, respectively.  Revenue and operating earnings in 2010 for the Florida-based community newspapers and shoppers businesses were $5.3 million and $0.6 million, respectively.

In 2011, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  Revenue from our publishing businesses decreased $11.8 million in 2011 compared to 2010.  We have seen advertisers reduce their advertising spending in virtually all advertising categories.  Retail advertising revenue decreased $7.3 million in 2011 compared to 2010 primarily due to a decrease in ROP and preprint advertising primarily in the communications, home improvement, furniture, automotive and finance categories.  Classified advertising revenue decreased $4.1 million primarily in the real estate, other and automotive categories in 2011 compared to 2010.  Interactive advertising revenue increased $0.5 million at our daily newspaper in 2011 compared to 2010 primarily due to an increase in retail sponsorships.  National advertising revenue decreased $0.5 million in 2011 primarily due to a decrease in ROP advertising in the communications, health services, finance and dining and entertainment categories.  At our daily newspaper, commercial delivery revenue increased $0.7 million in 2011 compared to 2010.  Operating earnings at our publishing businesses decreased $2.3 million in 2011 compared to 2010, including $1.7 million and $1.8 million workforce reduction charges in 2011 and 2010, respectively, to align our expenses in our publishing business with lower revenue.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  Total expenses decreased $9.5 million, or 5.8%, in 2011 compared to 2010 primarily due to a decrease in employee related costs, a charge in 2010 for the withdrawal from a multiemployer pension plan, the pre-tax gain on the sales of the Florida-based community newspapers and shoppers businesses and a decrease in newsprint and paper costs.

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our advertisers and consumers.  While we are seeing some improvement at our broadcasting businesses, persistent high unemployment, lack of strong economic growth and continued economic uncertainty temper our optimism with respect to improved revenue in the near term.  Although our broadcasting business will be affected by increased competition for audiences, we are working to deliver relevant, differentiated local content, allowing us to provide value to local advertisers and maintain a focus on growing our local market revenue share.  We expect revenues at our broadcasting business to increase in 2012 compared to 2011 due to political elections, higher retransmission revenue and the broadcast of the Summer Olympics on our three NBC affiliates.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2011 or prior years given the secular changes affecting the newspaper industry.

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

Annual Broadcast License Impairment Tests

Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 26, 2011.  The impairment tests indicated three of our television broadcast licenses were impaired due to a decline in projected long-term market revenues and an increase in the discount rates.  The changes in the discount rate used for our broadcast licenses are primarily driven by changes in the expected return on the public equity of comparable companies in the television and media sector and the average cost of capital.  In accordance with the Financial Accounting Standards Board’s (FASB) guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value of $81.5 million, resulting in a $0.9 million non-cash impairment charge in the fourth quarter of 2011.

Index

For broadcast licenses at individual television and radio stations, we used an income approach to estimate fair value.  This approach uses the Greenfield method, which assumes the start up of a new station by an independent market participant, and incorporates assumptions that are based on past experience and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates, or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

We based the valuation of broadcast licenses our internal projections and industry-based assumptions:

	September 26, 2011	September 27, 2010	September 28, 2009	May 31, 2009
Television
Discount rate	11.8%	10.7%	13.2%	12.8%
Tax rate	39.0	39.0	39.0	39.0
Long-term growth rate	2.5	3.0	3.0	3.0

Radio
Discount rate	10.4%	10.4%	10.5%	10.6%
Tax rate	39.0	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	2.5	2.5

As of December 25, 2011, if we were to increase the discount rates by 1% and by 2%, it would result in impairment charges of $5.2 million and $13.9 million, respectively.  If we were to decrease the long-term growth rates to 2.0% and to 1.5%, it would result in impairment charges of $1.6 million and $2.9 million, respectively.

Interim and Annual Goodwill Impairment Tests

During the third quarter of 2011, we sold the remaining Florida-based businesses of our community newspapers and shoppers reporting unit.  In conjunction with the sale, an interim impairment test as of September 25, 2011 was performed on the carrying value of $3.9 million of goodwill associated with this reporting unit.  Our interim impairment test indicated there was no goodwill impairment.  The percentage by which estimated fair value exceeded carrying value was greater than 10%.  We will continue to monitor events and economic conditions in the markets in which our community newspapers and shoppers operate.  We cannot predict at this time when, or if, we will have another triggering event in the future which would cause us to test for impairment of our goodwill.

Our annual impairment tests on goodwill associated with our community newspaper and shoppers reporting unit and our broadcasting reporting unit as of September 26, 2011 indicated there was no impairment of our goodwill.

For purposes of testing the carrying value of goodwill related to our community newspaper and shoppers reporting unit, we determine fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach estimated a fair value exceeding carrying value.  Each approach is weighted equally to determine a fair value estimate of the reporting unit.  We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

We based the valuation of goodwill related to our community newspapers and shoppers reporting unit on our internal projections and industry-based assumptions:

	September 26, 2011	September 27, 2010	September 28, 2009

Discount rate	13.5%	13.5%	14.0%
Operating cash flow margins	11.0	13.5	10.9
Tax rate	39.0	39.0	39.0
Long-term growth rate	--	--	2.0

As of December 25, 2011, if we were to increase the discount rates by 2% or decrease the long-term growth rates by 2%, step two of the goodwill impairment test would not be triggered.  Decreasing the operating cash flow margins by 2% would trigger step two of the goodwill impairment test on our $3.9 million goodwill balance at our community newspapers and shoppers reporting unit.

For purposes of testing the carrying values of goodwill related to our broadcasting reporting unit, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach is weighted equally to determine a fair value estimate of the reporting unit.  We base our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flows margins and discount rates) that reflect current market conditions as well as management judgment.

We based the valuation of goodwill related to our broadcasting reporting unit on our internal projections and industry-based assumptions:

	September 26, 2011	September 27, 2010	September 28, 2009
Television
Discount rate	10.8%	9.7%	12.2%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.5	3.0	3.0

Radio
Discount rate	11.0%	9.4%	9.5%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	2.5

As of December 25, 2011, increasing the discount rates by 2% or decreasing the long term growth rates by 2% would not trigger step two of the goodwill impairment test on our $4.8 million goodwill balance at our broadcasting reporting unit.

Index

Results of Operations

2011 Compared to 2010

Our consolidated revenue in 2011 was $356.8 million, a decrease of $20.0 million, or 5.3%, compared to $376.8 million in 2010.  Our consolidated operating costs and expenses in 2011 were $201.6 million, a decrease of $6.1 million, or 2.9%, compared to $207.7 million in 2010.  Our consolidated selling and administrative expenses in 2011 were $114.5 million, a decrease of $1.6 million, or 1.4%, compared to $116.1 million in 2010.  We recorded a $0.9 million non-cash broadcast license impairment charge in 2011 and a $1.8 million property impairment charge in 2010.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2011 and 2010:

	2011	Percent of Total Revenue	2010	Percent of Total Revenue
	(dollars in millions)
Revenue:
Broadcasting	$186.1	52.2%	$194.4	51.6%
Publishing	171.0	47.9	182.8	48.5
Corporate eliminations	(0.3)	(0.1)	(0.4)	(0.1)
Total revenue	356.8	100.0	376.8	100.0

Total operating costs and expenses	201.6	56.5	207.7	55.1
Selling and administrative expenses	114.5	32.1	116.1	30.8
Broadcast license impairment	0.9	0.3	--	--
Total operating costs and expenses, selling and administrative expenses and broadcast license impairment	317.0	88.9	323.8	85.9
Total operating earnings	$39.8	11.1%	$53.0	14.1%

At our broadcasting businesses, advertising revenue decreased in 2011 compared to 2010 primarily due to decreases in political and issue advertising revenue, the absence of Olympic advertising revenue and a decrease in national advertising revenue, partially offset by an increase in local advertising revenue and an increase in retransmission revenue.  Political and issue advertising revenue decreased $11.9 million as 2011 is considered a non-political and issue advertising year.  Automotive advertising increased $0.6 million in 2011 compared to 2010.

Our publishing businesses experienced an 8.9% decrease in retail advertising revenue in 2011 compared to 2010 primarily in consumer-driven categories.  The retail advertising revenue decreases were in the communications, home improvement, furniture, automotive and finance categories.  Classified advertising revenue decreased 16.9% in 2011 compared to 2010 primarily due to decreases in the real estate, other and automotive categories.  Partially offsetting these revenue decreases was a 12.9% increase in commercial delivery revenue and a 4.2% increase in online advertising revenue at our daily newspaper in 2011 compared to 2010.

The decrease in total operating costs and expenses in 2011 compared to 2010 was primarily due to a decrease in employee related costs reflecting the savings from workforce reduction initiatives implemented in 2010, the decrease in revenue and a decrease in syndicated programming expenses.  The decrease was partially offset by an increase in delivery fees for our re-launched, mail-based total market coverage product and increases in sports broadcast rights fees and network programming fees.  The decrease in selling and administrative expenses was primarily due to a property impairment charge in 2010, a decrease in executive incentive compensation due to the decrease in operating earnings and a decrease in third party commission expenses.  These expense decreases were partially offset by an increase in employee related costs and an increase in promotional expenses.

Index

Our consolidated operating earnings were $39.8 million in 2011, a decrease of $13.2 million, or 25.0%, compared to $53.0 million in 2010.  The following table presents our operating earnings (loss) by segment for 2011 and 2010:

	2011	2010
	(dollars in millions)

Broadcasting	$31.0	$43.6
Publishing	15.9	18.2
Corporate	(7.1)	(8.8)
Total operating earnings	$39.8	$53.0

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing and broadcasting businesses and the non-cash broadcast license impairment charge, partiallly offset by the decrease in operating costs and expenses and selling and administrative expenses.

EBITDA in 2011 was $63.1 million, a decrease of $14.6 million, or 18.7%, compared to $77.7 million in 2010.  We define EBITDA as net earnings (loss) excluding earnings/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2011 and 2010:

	2011	2010
	(dollars in millions)

Net earnings	$22.1	$34.4
Gain from discontinued operations, net	(0.3)	(3.7)
Provision for income taxes	14.4	19.1
Total other expense, net (which is entirely comprised of interest income and expense)	3.5	3.3
Depreciation	21.8	22.7
Amortization	1.6	1.9
EBITDA	$63.1	$77.7

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in 2011 was $186.1 million, a decrease of $8.3 million, or 4.3%, compared to $194.4 million in 2010.  Operating earnings from broadcasting in 2011 were $31.0 million, a decrease of $12.6 million, or 28.8%, compared to $43.6 million in 2010.  We recorded a $0.9 million non-cash broadcast license impairment charge in 2011 and a $1.8 million property impairment charge in 2010.

The following table presents our broadcasting revenue and operating earnings for 2011 and 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$115.7	$70.4	$186.1	$125.1	$69.3	$194.4	(4.3)

Operating earnings	$15.9	$15.1	$31.0	$29.1	$14.5	$43.6	(28.8)

Index

Revenue from our television stations in 2011 was $115.7 million, a decrease of $9.4 million, or 7.5%, compared to $125.1 million in 2010.  We experienced revenue decreases in four of our nine television markets.  There was no Olympic advertising revenue in 2011.  Olympic advertising revenue was $2.2 million in 2010.  Compared to 2010, political and issue advertising revenue decreased $11.3 million, or 73.4% and national advertising revenue decreased $1.2 million, or 5.5%, primarily due to a decrease in automotive advertising revenue.  Partially offsetting these revenue decreases, local advertising revenue increased $3.0 million, or 4.0%, and retransmission revenue increased $2.1 million, or 33.2%.  Local advertising revenue increased due to an increase in local inventory availability (due to this being a non-political broadcast year) and an increase in digital advertising revenue.  Political and issue advertising revenue decreased in 2011 as 2011 is considered a non-political and issue advertising year, which also contributed to an increase in local inventory availability.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue decreases in a number of categories, specifically financial, packaged goods, automotive, home improvement and beverages, partially offset by increases in the medical, media, education, casino and gambling and retail categories.  Automotive advertising revenue represented 17.4% of television advertising revenue in 2011 compared to 16.3% in 2010.  Automotive advertising revenue was $20.1 million in 2011, a decrease of $0.3 million, or 1.3%, compared to $20.4 million in 2010.  Our television stations are working to grow their local customer base by creating new, and enhancing the presentation of existing, local content and programs that combine television with digital platforms.  Interactive revenue was $1.9 million in 2011, an increase of $0.4 million, or 27.6%, compared to $1.5 million in 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2011 were $15.9 million, a decrease of $13.2 million, or 45.1%, compared to $29.1 million in 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in political, Olympic and issue advertising revenue and an increase in expenses.  Total television expenses in 2011 increased $3.8 million, or 3.9%, compared to 2010 primarily due to an increase in employee related costs, the non-cash broadcast license impairment charge and increases in network programming fees, professional services fees, promotional expenses and expenses related to expanded news coverage of the Green Bay Packers and the Wisconsin political battles.  Throughout 2011, we selectively added back expense to invest in our employees, programming and promotion of our products.

Revenue from our radio stations in 2011 was $70.4 million, an increase of $1.1 million, or 1.6%, compared to $69.3 million in 2010.  We experienced revenue increases in three of our eight radio markets.  Compared to 2010, national advertising revenue increased $1.0 million, or 18.4%, primarily due to an increase in automotive advertising revenue; local advertising revenue increased $0.5 million, or 0.8%; and other revenue increased $0.2 million, or 6.5%.  Partially offsetting these revenue increases, political and issue advertising revenue decreased $0.6 million, or 42.4%, in 2011 compared to 2010.

Our radio stations experienced revenue increases in a number of categories, specifically media, automotive, financial, professional services and home products, partially offset by decreases in the entertainment, other services, medical and legal categories.  Automotive advertising represented 14.4% of radio advertising revenue in 2011 compared to 13.3% in 2010.  Automotive advertising revenue was $10.1 million in 2011, an increase of $0.9 million, or 9.8%, compared to $9.2 million in 2010.  Our radio stations are working to grow their local customer base by creating new, and enhancing the presentation of existing, local content and programs that combine radio with digital platforms.  Interactive revenue was $1.8 million in 2011, an increase of $0.2 million, or 13.1%, compared to $1.6 million 2010.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in 2011 were $15.1 million, an increase of $0.6 million, or 3.7%, compared to $14.5 million in 2010.  The increase in operating earnings was primarily due to an increase in advertising revenue.  Total radio expenses increased $0.5 million, or 1.0%, in 2011 compared to 2010 primarily due to increases in employee related costs, sports broadcast rights fees, audience promotion expenses and an increase in professional services fees, partially offset by the 2010 property impairment charge.  Throughout 2011, we selectively added back expense to invest in our employees, programming, and promotion of our products.

Publishing

Revenue from publishing in 2011 was $171.0 million, a decrease of $11.8 million, or 6.5%, compared to $182.8 million in 2010.  Operating earnings from publishing were $15.9 million in 2011, a decrease of $2.3 million, or 12.7%, compared to $18.2 million in 2010.

Index

The following table presents our publishing revenue by category and operating earnings for 2011 and 2010:

	2011			2010
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$56.7	$17.2	$73.9	$60.0	$21.2	$81.2	(8.9)
Classified	16.8	3.4	20.2	19.9	4.4	24.3	(16.9)
National	4.5	--	4.5	5.0	--	5.0	(11.2)
Direct marketing	0.1	--	0.1	0.2	--	0.2	(40.8)
Total advertising revenue	78.1	20.6	98.7	85.1	25.6	110.7	(10.8)
Circulation revenue	49.9	1.8	51.7	50.1	1.9	52.0	(0.6)
Other revenue	17.4	3.2	20.6	17.1	3.0	20.1	2.5
Total revenue	$145.4	$25.6	$171.0	$152.3	$30.5	$182.8	(6.5)

Operating earnings	$14.3	$1.6	$15.9	$15.9	$2.3	$18.2	(12.7)

Advertising revenue accounted for 57.7% of total publishing revenue in 2011 compared to 60.6% in 2010.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, changes in frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in 2011.

Retail advertising revenue in 2011 was $73.9 million, a decrease of $7.3 million, or 8.9%, compared to $81.2 million in 2010.  The $3.3 million decrease in retail advertising revenue at our daily newspaper was primarily due to decreases in ROP and preprint advertising revenue and the discontinuation of the specialty magazine, Milwaukee Home and Fine Living, partially offset by an increase in retail online advertising revenue.  The revenue decreases were in the communications, home improvement, furniture, automotive and finance categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $4.0 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to revenue decreases as a result of the sale of the Florida-based publications in 2011 and a decrease from publications we decided to exit, and decreases in automotive, retail and real estate advertising.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the Internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in 2011 compared to 2010, partially offset by an increase in classified online advertising revenue.  Classified advertising revenue in 2011 was $20.2 million, a decrease of $4.1 million, or 16.9%, compared to $24.3 million in 2010.  At our daily newspaper, classified advertising revenue decreased $3.1 million, or 15.7%, in 2011 compared to 2010.  The decrease was led by the real estate category, which decreased $1.4 million, or 35.6%.  The lack of a recovery in the Milwaukee area housing market and the decrease in real estate advertisers placing advertisements in our products continues to affect us.  Additionally, the other category decreased $0.7 million, or 11.8%; the automotive category decreased $0.6 million, or 14.0%; and the employment category decreased $0.4 million, or 7.3%, compared to 2010.  The average rate per inch of classified advertising decreased in 2011 compared to 2010 primarily due to the planned decrease in rates for employment classified revenue in an effort to increase volume.  We believe this strategy was successful as we experienced a 12.7% increase in volume for employment classified advertising in 2011 compared to 2010.  Historically, rates for employment classified advertising have been higher than other classified advertising categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to 2010, partially due to our planned decrease in rates for real estate classified advertising revenue.  We have not experienced the same level of success from our strategy to increase volume by decreasing rates for real estate classified advertising revenue.  At our community newspapers and shoppers business, classified advertising revenue decreased $1.0 million, or 22.2%, in 2011 compared to 2010 primarily due to revenue decreases as a result of the sale of the Florida-based publications in 2011, a decrease from publications we decided to exit, and decreases in automotive, employment and real estate classified advertising revenue.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in 2011 was $1.1 million, or 20.2%, compared to 2010 primarily due to a decrease in ROP advertising revenue.

Total retail and classified interactive advertising revenue at our daily newspaper was $11.3 million in 2011, an increase of $0.5 million, or 4.2%, compared to $10.8 million in 2010.  Interactive retail advertising revenue increased 5.3% compared to 2010 due to an increase in sponsorships sold.  Interactive classified advertising revenue increased 2.6% compared to 2010 due to an increase in classified upsells.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $4.5 million in 2011, a decrease of $0.5 million, or 11.2%, compared to $5.0 million in 2010.  The decrease was primarily due to a decrease in ROP and preprint advertising revenue in the communications, health services, finance and dining and entertainment categories, partially offset by an increase in the business services category.

Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was $0.1 million in 2011 compared to $0.2 million in 2010.

Circulation revenue accounted for 30.2% of total publishing revenue in 2011 compared to 28.4% in 2010.  Circulation revenue was $51.7 million in 2011, a decrease of $0.3 million, or 0.6%, compared to $52.0 million in 2010.  At our daily newspaper, circulation revenue decreased $0.2 million, or 0.4%, primarily due to a decrease in subscriber revenue for our specialty magazines and publications and a decrease in revenue from the daily edition due to the rate impact of the “Big Wednesday” program.  This decrease was partially offset by an increase in revenue from the Sunday edition due to a price increase for home delivery.  In early 2011, our daily newspaper launched a program titled “Big Wednesday” in which Sunday-only subscribers receive the Wednesday edition of the daily newspaper as part of their existing Sunday-only subscription.  We believe this program will help our advertisers reach a larger mid-week audience.  At our community newspapers and shoppers business, circulation revenue was $1.8 million in 2011 compared to $1.9 million in 2010.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 12.1% of total publishing revenue in 2011 compared to 11.0% in 2010.  Other revenue was $20.6 million in 2011, an increase of $0.5 million, or 2.5%, compared to $20.1 million in 2010.  The $0.3 million increase at our daily newspaper was primarily due to an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers, partially offset by a decrease in commercial printing revenue from a decrease in the number of pages printed and contract renegotiations.  At our community newspapers and shoppers business, other revenue was $3.2 million in 2011, an increase of $0.2 million, or 6.8%, compared to $3.0 million in 2010 primarily due to an increase in business from new customers.

Publishing operating earnings in 2011 were $15.9 million, a decrease of $2.3 million, or 12.7%, compared to $18.2 million in 2010.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $9.5 million, or 5.8%, in 2011 compared to 2010 primarily due to a decrease in employee related costs, a decrease in costs due to revenue declines, a charge in 2010 for the withdrawal from a multiemployer pension plan and the pre-tax gain on the sales of the Florida-based community newspapers and shoppers businesses.  These expense decreases were partially offset by an increase in delivery costs for our total market coverage product (which was re-launched as a mail-based product in the fourth quarter of 2010) and an increase in our commercial delivery costs due to our expanded distribution of other newspapers.  Total newsprint and paper costs for our publishing businesses in 2011 were $16.9 million, a decrease of $0.4 million, or 2.5%, compared to $17.3 million in 2010 due to a 4.6% decrease in newsprint consumption from a decrease in advertising pages, partially offset by a 3.2% increase in average newsprint pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  Revenue and expense eliminations were $0.3 million in 2011 compared to $0.4 million in 2010.  The unallocated expenses were $7.1 million in 2011, a decrease of $1.7 million compared to $8.8 million in 2010.  The decrease was primarily due to a decrease in our executive incentive compensation expense and a decrease in costs with respect to real estate of our former label printing business, which we sold in 2005.

Other Income and Expense and Taxes

Interest income was $0.1 million in both 2011 and 2010.  Interest expense was $3.6 million in 2011 compared to $3.4 million in 2010.  The increase in interest expense was due to the increase in average borrowing rates under our amended and extended credit agreement entered into on August 13, 2010, partially offset by the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $1.1 million in 2011, an increase of $0.5 million, compared to $0.6 million in 2010.

Our effective tax rate was 39.8% in 2011 compared to 38.3% in 2010.  The increase was primarily due to the 2010 revaluation of deferred tax assets following the sale of PrimeNet Marketing Services (PrimeNet) and IPC Print Services, Inc. (IPC), which are discontinued operations.

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were $0.3 million in 2011 compared to $3.7 million in 2010.  Income tax expense was $0.2 million in 2011 compared to $2.3 million in 2010.

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

During 2010, we sold substantially all of the operating assets of PrimeNet, our direct marketing services business located in St. Paul, Minnesota and Clearwater, Florida, in two separate transactions.  In February 2010, certain direct mail and mail services operating assets located in St. Paul, Minnesota were sold for $0.1 million.  The remaining Minnesota-based assets were shutdown in April 2010, and, accordingly, we recorded $0.4 million for shutdown related costs in the second quarter of 2010.  In a separate transaction, in February 2010, we sold the Clearwater, Florida-based operations of PrimeNet for a $0.7 million note repayable over four years and a $0.1 million working capital note repayable over three years.  The consideration received in each transaction approximates the net book value of the assets sold.  In January 2012, the notes were paid in full.  In 2010, revenue from PrimeNet was $2.1 million and we recorded a $0.8 million net loss from operations and shut down related costs.

Also during 2010, we sold substantially all of the assets and certain liabilities of IPC, our former printing services business, to Walsworth Publishing Company.  Proceeds, net of transaction expenses, were $14.0 million and resulted in a gain on discontinued operations after income tax expense of $3.4 million.  An escrow fund in the amount of $0.7 million has been established to secure representations and warranties pursuant to the purchase agreement for two years from the date of the sale, after which time any remaining funds will be delivered to us.  In 2010, revenue from IPC was $40.7 million and we recorded $1.1 million in net earnings from operations.

Net Earnings

Our net earnings in 2011 were $22.1 million, a decrease of $12.3 million, or 35.5%, compared to $34.4 million in 2010.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above, a decrease in earnings from discontinued operations and the increase in interest expense, partially offset by the decrease in the provision for income taxes.

Earnings per Share for Class A and B Common Stock

In 2011, basic and diluted net earnings per share of class A and B common stock were $0.37 for both.  This compared to $0.59 for both in 2010.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.36 for both in 2011.  This compared to $0.52 for both in 2010.  Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.01 in 2011 compared to $0.07 for both in 2010.

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

Index

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2010 and 2009:

	2010	Percent of Total Revenue	2009	Percent of Total Revenue
	(dollars in millions)

Revenue:
Broadcasting	$194.4	51.6%	$171.5	46.9%
Publishing	182.8	48.5	194.2	53.1
Corporate eliminations	(0.4)	(0.1)	(0.2)	--
Total revenue	376.8	100.0	365.5	100.0

Total operating costs and expenses	207.7	55.1	222.5	60.9
Selling and administrative expenses	116.1	30.8	113.3	31.0
Broadcast license impairment	--	--	20.1	5.5
Total operating costs and expenses, selling and administrative expenses and broadcast license impairment	323.8	85.9	355.9	97.4
Total operating earnings	$53.0	14.1%	$9.6	2.6%

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

The decrease in total operating costs and expenses was primarily due to a decrease in employee related costs reflecting the savings from workforce reduction initiatives implemented in 2009, the decrease in revenue at our publishing businesses, a decrease in workforce reduction charges, a decrease in syndicated and barter programming expenses and a smaller gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  The increase in selling and administrative expenses was primarily due to an increase in executive incentive compensation due to the increase in operating earnings, an increase in advertising expenses and an increase in commission expense due to the increase in revenue, partially offset by decreases in employee related costs reflecting the savings from the 2009 workforce reduction initiatives, a decrease in bad debt expense, a decrease in legal expenses and overall cost reduction initiatives.

Our consolidated operating earnings were $53.0 million, an increase of $43.4 million, or 450.2%, compared to $9.6 million in 2009.  The following table presents our operating earnings (loss) by segment for 2010 and 2009:

	2010	2009
	(dollars in millions)
Broadcasting	$43.6	$3.1
Publishing	18.2	13.8
Corporate	(8.8)	(7.3)
Total operating earnings	$53.0	$9.6

The increase in total operating earnings was primarily due to the the decrease in non-cash impairment charges, decreases in expenses and the impact from the increase in revenue at our broadcasting businesses.

Index

EBITDA in 2010 was $77.7 million, an increase of $42.1 million, or 118.1%, compared to $35.6 million in 2009.  The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2010 and 2009:

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

The following table presents our broadcasting revenue, broadcast license impairment and operating earnings (loss) for 2010 and 2009:

	2010			2009			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$125.1	$69.3	$194.4	$105.4	$66.1	$171.5	13.3

Broadcast license impairment	$--	$--	$--	$16.0	$4.1	$20.1	NA

Operating earnings (loss)	$29.1	$14.5	$43.6	$(7.6)	$10.7	$3.1	1,319.8

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

Our television stations experienced revenue increases in a number of categories, specifically automotive, education, medical, travel, legal, retail, media and home products, partially offset by decreases in the communications, hotel and gambling, financial services and institutions, and restaurants categories.  Automotive advertising revenue represented 16.3% of television advertising revenue in 2010 compared to 14.2% in 2009.  Automotive advertising revenue increased $5.4 million, or 35.7%, in 2010 compared to 2009. Our television stations are working to grow their local customer base by creating new, and enhancing the presentation of existing, local content and programs that combine television with digital platforms.  Interactive revenue was $1.5 million in 2010, an increase of $0.1 million, or 5.9%, compared to $1.4 million in 2009.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2010 were $29.1 million compared to a loss of $7.6 million in 2009.  During 2009, our television stations recorded a $16.0 million non-cash broadcast license impairment charge.  The increase in operating earnings was primarily due to the decrease in expenses and the impact from the increase in advertising revenue.  Total television expenses in 2010 were $96.0 million, a decrease of $17.0 million, or 15.1%, compared to $113.0 million in 2009 primarily due to the $16.0 million non-cash broadcast license impairment charge recorded in 2009.  Other expense decreases were $3.5 million in employee related costs, which includes a one-time cash bonus of $0.3 million for employees who were impacted by the wage reduction program in 2009, a decrease of $2.3 million in barter and syndicated programming expenses, a decrease in legal expenses and a decrease in bad debt expense.  Partially offsetting these expense decreases were increases in advertising and promotional expenses, network programming expenses, an increase in executive incentive compensation due to the increase in operating earnings and commissions.

Index

Revenue from our radio stations in 2010 was $69.3 million, an increase of $3.2 million, or 4.8%, compared to $66.1 million in 2009.  We experienced revenue increases in five of our eight radio markets.  Compared to 2009, local advertising revenue increased $1.7 million, or 2.9%, in part due to the broadcast of two additional Green Bay Packers games in January 2010; political and issue advertising revenue increased $1.0 million, or 262.5%; national advertising revenue increased $0.4 million, or 7.5%; and other revenue increased $0.1 million, or 5.2%.  Our radio stations experienced revenue increases in a number of categories, specifically, media, financial services, automotive, professional services, home products, travel, pharmaceuticals, restaurants, and hotel and gambling, partially offset by decreases in the home improvement, financial and beverages categories.  Automotive advertising represented 13.3% of radio advertising revenue in 2010 compared to 13.0% in 2009.  Automotive advertising revenue increased $0.7 million, or 8.0%, in 2010 compared to 2009.  Our radio stations are working to grow their local customer base by creating new, and enhancing the presentation of existing, local content and programs that combine radio with digital platforms.  Interactive revenue was $1.6 million in 2010, a decrease of $0.1 million, or 6.3%, compared to $1.7 million in 2009.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in 2010 were $14.5 million, an increase of $3.8 million, or 35.2%, compared to $10.7 million in 2009.  During 2009, our radio stations recorded a $4.1 million non-cash broadcast license impairment charge and a $2.2 million gain related to insurance proceeds from our tower replacement in Wichita, Kansas.  In 2010, we recorded an additional $0.3 million gain for the completion of the Wichita, Kansas tower replacement.  The increase in operating earnings was primarily due to the non-cash impairment charge recorded in 2009 and the impact from the increase in advertising revenue.  Total radio expenses in 2010 were $54.8 million, a decrease of $0.6 million, or 1.0%, compared to $55.4 million in 2009.  The decrease in total radio expenses was primarily due to the decrease in the non-cash broadcast license impairment charge, a decrease of $1.8 million in employee related costs, which includes a one-time cash bonus of $0.2 million for employees who were impacted by the wage reduction program in 2009 and a decrease in bad debt expense.  Partially offsetting these expense decreases was a smaller gain related to the Wichita tower replacement, a $1.8 million property impairment charge, an increase in sports broadcast rights fees, the 2009 gain recorded on the sale of two Boise, Idaho radio stations and an increase in executive incentive compensation due to the increase in operating earnings.

Publishing

Revenue from publishing in 2010 was $182.8 million, a decrease of $11.4 million, or 5.9%, compared to $194.2 million in 2009.  Operating earnings from publishing were $18.2 million in 2010, an increase of $4.4 million, or 32.1%, compared to $13.8 million in 2009.

The following table presents our publishing revenue by category and operating earnings for 2010 and 2009:

	2010			2009
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$60.0	$21.2	$81.2	$66.1	$23.5	$89.6	(9.4)
Classified	19.9	4.4	24.3	22.3	5.2	27.5	(11.9)
National	5.0	--	5.0	4.9	--	4.9	3.1
Direct marketing	0.2	--	0.2	0.6	--	0.6	(64.1)
Total advertising revenue	85.1	25.6	110.7	93.9	28.7	122.6	(9.7)
Circulation revenue	50.1	1.9	52.0	51.0	2.1	53.1	(2.1)
Other revenue	17.1	3.0	20.1	15.2	3.3	18.5	8.7
Total revenue	$152.3	$30.5	$182.8	$160.1	$34.1	$194.2	(5.9)

Operating earnings	$15.9	$2.3	$18.2	$11.8	$2.0	$13.8	32.1

Advertising revenue accounted for 60.6% of total publishing revenue in 2010 compared to 63.1% in 2009.  The ongoing secular changes in the newspaper industry and the continued economic uncertainty have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, changes in the frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we have seen a decrease in the average rate per inch of advertising in 2010 compared to 2009.

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

Index

As a result of ongoing secular trend of classified advertising transitioning to the Internet and the continued economic uncertainty, our publishing businesses experienced a decrease in classified advertising revenue in 2010 compared to 2009.  In addition, classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  Classified advertising revenue in 2010 was $24.3 million, a decrease of $3.2 million, or 11.9%, compared to $27.5 million in 2009.  At our daily newspaper, classified advertising revenue decreased $2.4 million, or 10.7%, in 2010 compared to 2009.  Specifically, the real estate category decreased $1.6 million, or 28.7%; employment decreased $0.3 million, or 6.0%; other decreased $0.3 million, or 4.2%; and automotive decreased $0.2 million, or 3.9%.  The average rate per inch of classified advertising decreased in 2010 compared to 2009 primarily due to the planned decrease in rates for employment classified revenue in order to increase volume.  We believe this strategy was successful as we experienced a 55.6% increase in volume for employment classified advertising in the fourth quarter of 2010 compared to the fourth quarter of 2009.  Historically, this revenue has been at a higher rate than other categories.  Average rates per inch for real estate and automotive advertising revenue also decreased compared to 2009. At our community newspapers and shoppers business, classified advertising revenue decreased $0.8 million, or 16.8%, in 2010 compared to 2009 primarily due to decreases in automotive, employment and real estate classified advertising and a decrease from publications we decided to exit.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in 2010 was $0.9 million, or 14.8%, compared to 2009 due to a decrease in ROP and preprint advertising revenue.

Total retail and classified interactive advertising revenue at our daily newspaper was $10.8 million in 2010, an increase of $1.4 million, or 14.4%, compared to $9.4 million in 2009.  In 2010 at our daily newspaper, interactive retail advertising revenue increased 21.4% compared to 2009 due to an increase in sponsorships sold and interactive classified advertising revenue increased 4.8% compared to 2009 due to an increase in classified packages sold.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.

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

Publishing operating earnings were $18.2 million in 2010, an increase of $4.4 million, or 32.1%, compared to $13.8 million in 2009.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses significantly reduced their expense platforms in 2009 and continued to do so in 2010.  Total expenses decreased $15.8 million, or 8.8%, in 2010 compared to 2009 primarily due to a decrease of $13.2 million in total employee related costs, including a decrease of $3.6 million in workforce reduction charges, partially offset by a one-time cash bonus of $0.8 million for employees who were impacted by the wage reduction program in 2009.  Excluding employee related costs, operating costs and expenses decreased $4.0 million in 2010 compared to 2009, the most significant of which were decreases in delivery costs, outside printing costs and costs related to the total market coverage product (which was transitioned from mail delivery to carrier delivery in 2009).  Total newsprint and paper costs for our publishing businesses were $17.3 million in both 2010 and 2009.  A 4.7% decrease in newsprint consumption was partially offset by a 6.8% increase in average newsprint pricing per metric ton.

Index

Corporate

Revenue and expense eliminations in 2010 were $0.4 million compared to $0.2 million in 2009. The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $8.8 million in 2010 compared to $7.3 million in 2009.  This increase was primarily due to an increase in executive incentive compensation related to the improvement in overall operating earnings of the company and an increase in director stock compensation expense.

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

Our effective tax rate was 38.3% in 2010 compared to 28.2% in 2009.  In 2010, our effective tax rate was impacted by the revaluation of deferred tax assets following the sale of PrimeNet and IPC, which are discontinued operations.  In 2009, the effective tax rate was impacted by a settlement with the Wisconsin Department of Revenue (WDR) and the loss from continuing operations created by the non-cash impairment charge.  The settlement with the WDR had a $1.2 million impact on our effective tax rate in 2009.

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

Earnings (Loss) per Share for Class A and B Common Stock

In 2010, basic and diluted net earnings per share of class A and B common stock were $0.59 for each.  This compared to net earnings per share of $0.05 for both in 2009.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.52 for both in 2010.  This compared to net earnings per share of $0.06 for both in 2009.  Basic and diluted earnings per share from discontinued operations were $0.07 in 2010 compared to a net loss of $0.01 for both in 2009.

Liquidity and Capital Resources

Our cash balance was $2.4 million as of December 25, 2011.  We believe our expected cash flows from operations and borrowings available under our credit facility, which were $183.7 million as of December 25, 2011, will meet our needs for the short and long-term.  During 2011 and 2010, we collectively reduced our notes payable to banks by $110.1 million.  We expect to continue to pay down our notes payable to banks, selectively invest resources in digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility). In connection with this amendment, certain lenders reduced their commitments to $225.0 million and extended the expiration date to December 2, 2013 (extending lenders). The $74.0 million commitment of the non-extending lenders expired June 2, 2011. The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends. At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100.0 million. The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Index

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of December 25, 2011 and December 26, 2010, we had borrowings of $41.3 million and $74.6 million, respectively, under our credit facility at a weighted average rate of 2.65% and 3.06%, respectively.

Fees in connection with the secured credit facility of $3.3 million and the unamortized deferred financing costs from the unsecured revolving credit facility of $0.2 million are being amortized over the term of the secured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at December 25, 2011 to be $41.0 million, based on discounted cash flows using an interest rate of 3.05%.  We estimated the fair value of our secured credit facility at December 26, 2010 to be $72.5 million, based on discounted cash flows using an interest rate of 4.05%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

As of December 25, 2011, we are in compliance with the financial covenants of the secured credit facility. The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges. As of December 25, 2011, our consolidated funded debt ratio was 0.61-to-1. As of December 25, 2011, we are able to borrow an additional $183.7 million under our secured credit facility. Our future borrowing capacity is subject to change due to the changes in our future operating results.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination. This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense. As of December 25, 2011, our interest coverage ratio was 18.49-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

We have $2.5 million of standby letters of credit for business insurance purposes.

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals. We also permanently suspended the unfunded nonqualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service. For employees not covered by the qualified defined benefit pension plan, the 401(k) plan was also amended on October 12, 2010. The annual employer contribution is no longer a component of the 401(k) plan effective January 1, 2011. In addition, effective January 1, 2011, we enhanced the current matching contribution to our 401(k) plan. Prior to the suspension in February 2009, we contributed $0.50 for each dollar contributed by the 401(k) participant, up to 5% of their eligible wages for a maximum match of 2.5% of eligible wages as defined by the 401(k) plan. Starting January 1, 2011, we began contributing $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages for a maximum match of 3.5% of eligible wages as defined by the 401(k) plan.

Index

Our liability for separation benefits of $1.8 million as of December 25, 2011 will be paid during the next two years.  The ongoing activity of our liability for separation benefits during the years ended December 25, 2011 and December 26, 2010 were as follows:

	Balance at December 26. 2010	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 25. 2011
	(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.4	$1.7	$(1.3)	$1.8
Total	$1.4	$1.7	$(1.3)	$1.8

	Balance at December 27. 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 26. 2010
	(dollars in millions)

Daily newspaper and community newspaper and shoppers	$1.5	$1.8	$(1.9)	$1.4
Broadcasting	0.2	0.4	(0.6)	--
Total	$1.7	$2.2	$(2.5)	$1.4

Dividends

Since April 2009, our board of directors has suspended dividends on our class A and class B shares.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated quarterly class C dividend of approximately $0.14 per share must be paid prior to the payment of any future dividends on our class A and class B shares.  As of February 6, 2012, we had $5.6 million accrued for class C dividends.  Our board of directors reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the year ended December 25, 2011, we purchased 1.1 million shares of our class A common stock for $4.1 million, or an average of $3.73 per share, excluding commissions.  As of December 25, 2011, $40.9 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

Acquisition and Sale

In June, 2011, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida, for $0.5 million.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $0.2 million.  In August 2011, Journal Community Publishing Group, Inc. completed the sale of the remaining Florida-based community newspapers and shoppers businesses for aggregate consideration of $0.8 million.  The publications and web-sites included Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection, and were distributed in the Clay, St. John’s and Duval, Florida counties.  We recorded a total pre-tax gain on the sales, net of transaction expenses, of $0.3 million.  These sales allow us to focus our efforts on operating our Wisconsin-based community newspapers and shoppers businesses.

Cash Flow

Continuing Operations

During 2011 and 2010, we primarily used our cash to reduce our notes payable to banks.  We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables. In 2011, we reduced our notes payables to banks by $33.3 million while selectively adding back expense to invest in our employees, programming and products.

Index

Cash provided by operating activities was $45.5 million in 2011 compared to $71.8 million in 2010.  The decrease was primarily due to a decrease in cash provided by working capital, the decrease in net earnings, payments related to our executive incentive compensation plan and other performance based plans related to our 2010 results and tax payments related to the sale of IPC.

Cash used for investing activities was $8.9 million in 2011 compared to cash provided by investing activities of $6.2 million in 2010.  Capital expenditures were $10.7 million in 2011 compared to $9.4 million in 2010.  Our capital expenditures in 2011 were primarily at our broadcasting business for high definition equipment, digital content management solutions and improvements necessary for our facilities. We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives. In 2011, we received $1.6 million in proceeds from the sales of the Florida-based community newspapers and shoppers businesses and the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.  In 2010, we received $14.0 million in proceeds from the sale of IPC and $0.7 million in insurance proceeds for our broadcast tower that was destroyed in an ice storm in 2009.  In 2012, our capital expenditures are expected to increase compared to our capital expenditures in 2011 primarily for high definition equipment, building repairs and a press upgrade.

Cash used for financing activities was $36.9 million in 2011 compared to $79.7 million in 2010.  Borrowings under our credit facility in 2011 were $94.4 million and we made payments of $127.7 million, reflecting a $33.3 million decrease in our notes payable to banks compared to borrowings of $89.0 million and payments of $165.8 million in 2010 for a decrease in our notes payable to banks of $76.8 million.  We did not pay cash dividends in 2011 or 2010.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in 2011 compared to $0.4 million in 2010 due to the sale of real estate holdings of NorthStar.

Contractual Obligations

Our contractual obligations as of December 25, 2011 are summarized below.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual obligations
Long-term notes payable to banks(1)	$43.4	$43.4	$--	$--	$--
Pension and other postretirement benefits(2)	66.9	6.6	20.0	22.5	17.8
Syndicated programs	15.5	5.6	7.3	0.8	1.8
Purchase commitments	1.6	1.6	--	--	--
Operating leases	7.1	2.8	2.5	1.4	0.4
Other liabilities(3)	9.7	1.0	2.7	0.2	5.8
Total	$144.2	$61.0	$32.5	$24.9	$25.8

(1)	Includes the associated interest calculated on our outstanding borrowings of $41.3 million as of December 25, 2011 at a weighted average rate of 2.65%.
(2)
For the pension and other postretirement benefits, payments included in the table have been actuarially estimated over a ten-year period.  These payments are expected to be funded directly from company assets through 2021.  While benefit payments under these benefit plans are expected to continue beyond 2021, we believe that an estimate beyond this period is unreasonable.

(3)	Includes accrued dividends payable on class C common stock of $5.1 million, which we currently estimate will be paid in more than five years.

Our secured credit facility with extending lenders expires on December 2, 2013.  The commitments of the non-extending lenders expired on June 2, 2011.  Since August 13, 2010, there has been no principal outstanding under the commitments which matured on June 2, 2011.

Based on actuarial estimates, we expect to make contributions of $44.5 million to the qualified pension plan over a ten-year period.  If actual results differ from the estimates used, the amount of contributions to the qualified pension plan would likely change.  As of December 25, 2011, we expect to make payments over a ten-year period for the non-qualified pension plan and other postretirement benefit plan of $6.1 million and $16.3 million, respectively.

Index

Syndicated programs consists of programs available for broadcast, as recorded in our consolidated balance sheet, and programs we are committed to purchase that currently are not available for broadcast, including programs not yet produced.  Over the next five years, we are committed to purchase and provide advertising time in the amount of $6.5 million for television program rights.

At December 25, 2011, we had purchase commitments at our broadcasting business related to building improvements for $1.6 million.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

Other liabilities consist primarily of obligations for severance, unrecognized tax benefits, accrued dividends payable on our class C common stock, capital leases and deferred compensation.

As of December 25, 2011, our expected payment for significant contractual obligations includes approximately $1.2 million for our liability for unrecognized tax benefits and related interest income/expense and penalties.  We have estimated that our liability for unrecognized tax benefits will be settled as follows: $0.3 million will occur in less than one year and $0.9 million will occur in one to three years.

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

Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements. An evaluation of impairment of our property and equipment and definite-lived intangibles was performed in 2010.  A decision was made to consolidate the radio and television operations in Omaha, Nebraska and sell one of the buildings.  Accordingly, we recorded a charge of $1.8 million for the impairment of property at our broadcasting business.  An evaluation of our property and equipment and definite-lived intangible assets did not indicate an impairment in 2011.  The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales.  Changes in our assumptions could require us to recognize a loss for asset impairment in the future.

Index

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses accounted for 21.6% and 21.2% of total assets as of December 25, 2011 and December 26, 2010, respectively.  The interim and annual impairment tests for goodwill and broadcast licenses in accordance with the FASB’s guidance for goodwill and intangible assets require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses.  Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed.  Accordingly, we may incur additional impairment charges in future periods to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have three reporting units and we have allocated goodwill to two of them, the community newspaper and shoppers reporting unit and the broadcasting reporting unit.  We performed an interim impairment test for our community newspaper and shoppers reporting unit as of September 25, 2011 and performed our annual impairment test for both reporting units as of September 26, 2011.

For purposes of testing the carrying values of goodwill related to our reporting units, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows for each reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach is weighted equally to determine a fair value estimate of each reporting unit.

For our community newspaper and shoppers reporting unit, we based our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

For the broadcasting reporting unit, we based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.

For broadcast licenses at individual television and radio stations, we use an income approach to estimate fair value.  This approach uses the Greenfield method, which assumes the start up of a new station by an independent market participant and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations. We performed our annual impairment test on our broadcast licenses at individual television and radio stations in 2011, which indicated three of our television broadcast licenses were impaired due to a decline in projected long-term market revenues and an increase in the discount rates. Accordingly, we recorded a charge of $0.9 million for the impairment of our broadcasting licenses.

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns.  We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged.  The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate.  Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.  As of December 25, 2011 and December 26, 2010, our liabilities for unrecognized tax benefits and related interest and penalties were $1.2 million and $1.2 million, respectively.

Index

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash broadcast license impairment charges recorded in 2009 and 2011 are not currently deductible for income tax purposes and have caused us to recognize deferred tax assets.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

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

There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate – used to arrive at the net present value of the obligations and expense;

•	the return on assets – used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the salary increases – used to calculate the impact future pay increases will have on pension obligations; and

•	the employee turnover statistics – used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2011 and 2010 are:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010

Discount rate for expense	5.35%	5.70/4.70%	4.95%	5.50%
Discount rate for obligations	4.55	5.35	3.85	4.95
Rate of compensation increases for expense	--	4.80	--	--
Rate of compensation increases for obligations	--	--	--	--
Expected return on plan assets	8.25	8.50/8.25	--	--

For our pension plans, as of December 25, 2011, a one percent increase or decrease in the discount rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2011	$(0.1)	less than $0.1
Effect on pension benefit obligation as of December 25, 2011	$(19.0)	$23.2

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

Index

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

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2011	less than $0.1	less than ($0.1)
Effect on postretirement benefit obligation as of December 25, 2011	$0.3	$(0.3)

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

In June 2011, the FASB issued amended guidance for comprehensive income. The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The other requirements contained in the new standard on comprehensive income must still be adopted.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our unsecured revolving credit facility, and in prices for newsprint.  Changes in these factors could cause fluctuations in our net earnings and cash flows.  Interest rates on our long-term notes payable to banks are variable.  Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  Average interest rates on borrowings under our revolving credit facility ranged from 3.06% at the beginning of 2011 to 2.64% at the end of 2011.  If interest rates had been 100 basis points higher, our annual interest expense would have increased $0.6 million, assuming comparable borrowing levels.  We have not entered into derivative instruments to manage our exposure to interest rate risk.

Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $632 in 2011.  Based on the consumption of newsprint in 2011 for our publishing businesses, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.3 million.  We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 25, 2011 and December 26, 2010
 (in thousands, except share and per share amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,418	$2,056
Investments of variable interest entity	500	500
Receivables, net	56,695	55,309
Inventories, net	1,766	1,035
Prepaid expenses	3,877	3,961
Syndicated programs	2,822	7,361
Deferred income taxes	3,593	4,809
Total Current Assets	71,671	75,031
Property and equipment:
Land and land improvements	35,164	34,758
Buildings and building improvements	128,102	127,459
Equipment	242,420	243,359
Construction in progress	2,239	2,969
	407,925	408,545
Less accumulated depreciation	239,725	228,820
Net property and equipment	168,200	179,725
Syndicated programs	4,457	3,083
Goodwill	8,670	9,098
Broadcast licenses	81,547	82,426
Other intangible assets, net	21,400	22,988
Deferred income taxes	57,236	54,077
Other assets	4,544	5,342
Total Assets	$417,725	$431,770
Liabilities and Equity
Current liabilities:
Accounts payable	$20,516	$22,895
Accrued compensation	11,888	13,703
Accrued employee benefits	6,217	5,087
Deferred revenue	14,662	13,899
Syndicated programs	3,436	8,685
Accrued income taxes	2,740	7,332
Other current liabilities	6,093	6,493
Current portion of long-term liabilities	382	561
Total Current Liabilities	65,934	78,655
Accrued employee benefits	90,176	58,534
Syndicated programs	5,527	5,114
Long-term notes payable to banks	41,305	74,570
Other long-term liabilities	8,595	5,970
Commitments and contingencies (see Note 5)
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares, no shares outstanding at December 25, 2011 and December 26, 2010	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at December 25, 2011 and December 26, 2010	33	33
Class B – authorized 120,000,000 shares; issued and outstanding (excluding Treasury stock): 7,214,374 shares at December 25, 2011 and 8,594,542 shares at December 26, 2010	66	165
Class A – authorized 170,000,000 shares; issued and outstanding: 43,778,922 shares at December 25, 2011 and 43,196,321 shares at December 26, 2010	438	432
Additional paid-in capital	257,552	260,376
Accumulated other comprehensive loss	(52,982)	(32,295)
Retained earnings (deficit)	(83)	87,767
Treasury stock, at cost (no class B shares at December 25, 2011 and 8,676,705 class B shares at December 26, 2010)	--	(108,715)
Total Journal Communications, Inc. shareholders’ equity	205,024	207,763
Noncontrolling interest of variable interest entity	1,164	1,164
Total Equity	206,188	208,927
Total Liabilities And Equity	$417,725	$431,770

See accompanying notes.

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 25, 2011, December 26, 2010 and December 27, 2009
 (in thousands, except per share amounts)

	2011	2010	2009
Continuing operations:
Revenue:
Broadcasting	$186,080	$194,365	$171,491
Publishing	170,976	182,799	194,196
Corporate eliminations	(263)	(405)	(153)
Total revenue	356,793	376,759	365,534

Operating costs and expenses:
Broadcasting	92,371	91,018	92,899
Publishing	109,557	117,074	129,747
Corporate eliminations	(263)	(405)	(188)
Total operating costs and expenses	201,665	207,687	222,458

Selling and administrative expenses	114,467	116,048	113,305
Broadcast license impairment	879	--	20,133
Total operating costs and expenses, selling and administrative expenses and broadcast license impairment	317,011	323,735	355,896

Operating earnings	39,782	53,024	9,638

Other income and (expense):
Interest income	117	81	23
Interest expense	(3,642)	(3,362)	(2,826)
Total other income and (expense)	(3,525)	(3,281)	(2,803)

Earnings from continuing operations before income taxes	36,257	49,743	6,835

Provision for income taxes	14,412	19,065	1,927

Earnings from continuing operations	21,845	30,678	4,908

Earnings (loss) from discontinued operations, net of applicable income tax expense (benefit) of $221, $2,320 and ($527), respectively	341	3,703	(601)

Net earnings	$22,186	$34,381	$4,307

Earnings (loss) per share:
Basic – Class A and B common stock:
Continuing operations	$0.36	$0.52	$0.06
Discontinued operations	0.01	0.07	(0.01)
Net earnings	$0.37	$0.59	$0.05

Diluted – Class A and B common stock:
Continuing operations	$0.36	$0.52	$0.06
Discontinued operations	0.01	0.07	(0.01)
Net earnings	$0.37	$0.59	$0.05

Basic and diluted – Class C common stock:
Continuing operations	$0.93	$1.09	$0.61
Discontinued operations	0.01	0.07	(0.01)
Net earnings	$0.94	$1.16	$0.60

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 25, 2011, December 26, 2010 and December 27, 2009
(in thousands, except per share amounts)

						Accumulated
						Other	Retained		Treasury
	Preferred	Common Stock			Additional	Comprehensive	Earnings	Noncontrolling	Stock,		Comprehensive
	Stock	Class C	Class B	Class A	Paid-in-Capital	Loss	(Deficit)	Interests	at cost	Total	Income (Loss)

Balance at December 28, 2008	-	33	183	406	256,716	(34,355)	53,794	-	(108,715)	168,062
Comprehensive income (loss):
Net earnings							4,307			4,307	$4,307
Other comprehensive loss, net:
Change in pension and postretirement (net of deferred tax of $91)						(132)				(132)	(132)
Comprehensive income											$4,175
Dividends declared:
Class C ($0.57 per share)							(1,854)			(1,854)
Class B ($0.02 per share)							(200)			(200)
Class A ($0.02 per share)							(812)			(812)
Issuance of shares:
Conversion of class B to class A			(12)	12						-
Stock grants			1		127					128
Employee stock purchase plan			2		368					370
Shares withheld from employees for tax withholding					(20)					(20)
Stock-based compensation					1,222		4			1,226

Balance at December 27, 2009	-	33	174	418	258,413	(34,487)	55,239	-	(108,715)	171,075
Comprehensive income:
Net earnings							34,381			34,381	$34,381
Other comprehensive income, net:
Change in pension and postretirement (net of deferred tax of $1,511)						2,192				2,192	2,192
Comprehensive income											$36,573
Class C dividends declared ($0.57 per share)							(1,854)			(1,854)
Issuance of shares:
Conversion of class B to class A			(14)	14						-
Stock grants			5		576					581
Employee stock purchase plan			1		301					302
Shares withheld from employees for tax withholding			(1)		(549)					(550)
Stock-based compensation					1,211		1			1,212
Consolidation of variable interest entity								1,164		1,164
Reversal of reserve for unrecognized tax benefits					113					113
Income tax benefits from vesting of restricted stock					311					311

Balance at December 26, 2010	-	33	165	432	260,376	(32,295)	87,767	1,164	(108,715)	208,927
Comprehensive income (loss):
Net earnings							22,186			22,186	$22,186
Other comprehensive loss, net:
Change in pension and postretirement (net of deferred tax of $13,421)						(20,687)				(20,687)	(20,687)
Comprehensive income											$1,499
Class C dividends declared ($0.57 per share)							(1,854)			(1,854)
Issuance of shares:
Conversion of class B to class A			(17)	17						-
Stock grants			5		498					503
Employee stock purchase plan			1		327					328
Shares purchased and retired				(11)	(4,129)					(4,140)
Treasury shares cancelled			(87)		(446)		(108,182)		108,715	-
Shares withheld from employees for tax withholding			(1)		(590)					(591)
Stock-based compensation					1,114		-			1,114
Income tax benefits from vesting of restricted stock					402					402

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$-	$206,188

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 25, 2011, December 26, 2010 and December 27, 2009
(in thousands)

	2011	2010	2009

Cash flow from operating activities:
Net earnings	$22,186	$34,381	$4,307
Less earnings (loss) from discontinued operations	341	3,703	(601)
Earnings from continuing operations	21,845	30,678	4,908
Adjustments for non-cash items:
Depreciation	21,764	22,697	23,984
Amortization	1,567	1,932	1,975
Provision for doubtful accounts	665	545	1,838
Deferred income taxes	11,871	8,604	1,593
Non-cash stock-based compensation	1,618	1,657	1,293
Curtailment gains for defined benefit pension plans	--	(1,109)	(492)
Net (gain) loss from disposal of assets	(586)	86	(2,522)
Impairment of broadcast licenses	879	--	20,133
Impairment of long-lived assets	--	1,802	698
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(2,381)	2,172	10,575
Inventories	(731)	146	676
Accounts payable	(2,379)	1,361	167
Other assets and liabilities	(8,598)	1,248	4,287
Net Cash Provided By Operating Activities	45,534	71,819	69,113

Cash flow from investing activities:
Capital expenditures for property and equipment	(10,661)	(9,391)	(7,680)
Proceeds from sales of assets	210	793	183
Proceeds from sale of businesses	1,574	14,044	501
Insurance proceeds for tower collapse and replacement	--	728	1,950
Acquisition of business	--	--	(6,593)
Net Cash Provided by (Used For) Investing Activities	(8,877)	6,174	(11,639)

Cash flow from financing activities:
Financing costs for long-term notes payable to banks	--	(3,338)	--
Proceeds from long-term notes payable to banks	94,409	88,983	131,685
Payments of long-term notes payable to banks	(127,674)	(165,788)	(195,400)
Principal payments under capital lease obligations	(343)	(319)	(289)
Proceeds from issuance of common stock, net	295	272	333
Income tax benefits from vesting of restricted stock	464	451	--
Redemption of common stock, net	(4,010)	--	--
Cash dividends	--	--	(1,476)
Net Cash Used For Financing Activities	(36,859)	(79,739)	(65,147)

Cash flow from discontinued operations:
Net operating activities	(259)	1,069	7,819
Net investing activities	823	(636)	(817)
Net Cash Provided By Discontinued Operations	564	433	7,002

Net Increase (Decrease) in Cash and Cash Equivalents	362	(1,313)	(671)

Cash and cash equivalents:
Beginning of year	2,056	3,369	4,040
End of year	$2,418	$2,056	$3,369

Supplemental Cash Flow Information

Cash paid for income taxes	$7,710	$8,110	$198
Cash paid for interest	$1,709	$2,088	$2,167

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

1      SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years the fourth quarterly reporting period will be fourteen weeks.  The fourth quarterly reporting period in our 2012 fiscal year will consist of fourteen weeks.

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

The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings, the operations of PrimeNet Marketing Services (PrimeNet), our former direct marketing services business, and IPC Print Services, Inc. (IPC), our former printing services business, have been reflected as discontinued operations in our consolidated statements of operations.

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

Printing revenue from external customers as well as third-party distribution revenue is recognized when the product is delivered in accordance with the customers’ instructions.

We also derive revenues from retransmission of our broadcast programs by Multichannel Video Programming Distributors (MVPDs).  Retransmission revenues from MVPDs are recognized based on average monthly subscriber counts and contractual rates over the terms of the agreements.

Multiple-deliverable revenue arrangements—Our daily newspaper sells print and online advertising in bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising in the printed daily newspaper and advertising placed on various company websites, each of which are considered separate units of accounting.  Our broadcast business sells airtime on television and radio stations and online advertising bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising on television and radio stations and advertising placed on various company websites, each of which are considered separate units of accounting.  There were no significant changes in units of accounting, the allocation process or the pattern and timing of revenue recognition upon adoption of the amended guidance related to revenue recognition for arrangements with multiple deliverables.

Shipping and handling costs—Shipping and handling costs, including postage, billed to customers are included in revenue and the related costs are included in operating costs and expenses.

Advertising expense—We expense our advertising costs as incurred.  Advertising expense totaled $7,000, $6,692 and $2,625 in 2011, 2010 and 2009, respectively.

Interest expense—All interest incurred during the years ended December 25, 2011, December 26, 2010 and December 27, 2009 was expensed.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

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

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued severance and barter programming assets and liabilities approximates fair value as of December 25, 2011 and December 26, 2010.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased.  Cash equivalents are stated at cost, which approximates market value.

Receivables, net— Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by MVPDs.  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at December 25, 2011 and December 26, 2010 was $1,870 and $3,286, respectively.

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required.  Credit losses are provided for in the financial statements and have been within management’s expectations.  Given the current economic environment, credit losses may increase in the future.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market.  A summary of inventories follows:

	2011	2010
December 25 and December 26
Paper and supplies	$1,778	$1,043
Work in process	33	36
Less obsolescence reserve	(45)	(44)
Inventories, net	$1,766	$1,035

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.  The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value.  The cost for the rights of first-run and sports programming are recorded as the episodes and games are broadcast.  We do not record an asset and liability when the license period begins because the programming is not available for broadcast.  Certain of our agreements require us to provide barter advertising time to our distributors.  Barter advertising revenue and expense was $4,990, $4,552 and $5,711 in 2011, 2010 and 2009, respectively.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Property and equipment—Property and equipment are recorded at cost.  Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	5- 20
Other printing presses	10
Other	3- 10

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of operations and accumulated depreciation in our consolidated balance sheets.  At December 25, 2011 we recorded $1,884 for capital leases in equipment, $1,525 in accumulated depreciation, $258 in current portion of long-term liabilities and $166 in other long-term liabilities in our consolidated balance sheet.  At December 26, 2010, we recorded $1,884 for capital leases in equipment, $1,200 in accumulated depreciation, $340 in current portion of long-term liabilities and $427 in other long-term liabilities in our consolidated balance sheet.

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

Notes receivable — We have a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014.  The note receivable balance at December 25, 2011 and December 26, 2010 was $400 and $430, respectively.  During 2011 and 2010, we received a principal prepayment.  This note receivable is reported in other assets in the consolidated balance sheets.  Management monitors the level of payment activity and, to date, all monthly interest-only payments have been received on time and in full.  We believe that we will collect the amount owed to us.

In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years.  At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively.  At December 25, 2011, the notes receivable balances were $433 and $51, respectively, and reported in receivables, net in the consolidated balance sheets. Management monitors the operating performance of the buyer by reviewing quarterly revenue performance reports and annual financial statements.  In January 2012, both notes were paid in full.

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

Share Repurchases—Shares repurchased under our July 2011 share repurchase program remain authorized but unissued.  The cost of the class A shares repurchased in 2011 was less than par value and we recorded a charge to par value and additional paid in capital.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

SIGNIFICANT ACCOUNTING POLICIES continued

The following table sets forth the computation of basic earnings per share under the two-class method:

	2011	2010	2009

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations	$21,845	$30,678	$4,908
Less dividends declared:
Class A and B	--	--	1,006
Class C	1,854	1,854	1,854
Non-vested restricted stock	--	--	2
Total undistributed earnings from continuing operations	$19,991	$28,824	$2,046

Undistributed earnings from continuing operations:
Class A and B	$18,546	$26,634	$1,891
Class C	1,186	1,712	123
Non-vested restricted stock	259	478	32
Total undistributed earnings from continuing operations	$19,991	$28,824	$2,046

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--	$1,006
Class A and B undistributed earnings	18,546	26,634	1,891
Numerator for basic earnings from continuing operations per class A and B common stock	$18,546	$26,634	$2,897

Numerator for basic earnings from continuing operations per class C common stock:
Dividends on class C	$1,854	$1,854	$1,854
Class C undistributed earnings	1,186	1,712	123
Numerator for basic earnings from continuing operations per class C common stock	$3,040	$3,566	$1,977

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

	2011	2010	2009

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding –	51,088	50,789	50,400
Class A and B	3,264	3,264	3,264
Class C

Basic earnings per share from continuing operations:
Class A and B	$0.36	$0.52	$0.06
Class C	$0.93	$1.09	$0.61
Numerator for basic earnings (loss) from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings (loss) from discontinued operations	$341	$3,703	$(601)

Undistributed earnings (loss) from discontinued operations:
Class A and B	$316	$3,422	$(555)
Class C	20	220	(36)
Non-vested restricted stock	5	61	(10)
Total undistributed earnings (loss) from discontinued operations	$341	$3,703	$(601)

Denominator for basic earnings (loss) from discontinued operations for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,088	50,789	50,400
Class C	3,264	3,264	3,264

Basic earnings (loss) per share from discontinued operations:
Class A and B	$0.01	$0.07	$(0.01)
Class C	$0.01	$0.07	$(0.01)

Numerator for basic net earnings for each class of common stock and non-vested restricted stock:
Net earnings	$22,186	$34,381	$4,307
Less dividends:
Class A and B	$--	$--	$1,006
Class C	1,854	1,854	1,854
Non-vested restricted stock	--	--	2
Total undistributed net earnings	$20,332	$32,527	$1,445

Undistributed net earnings:
Class A and B	$18,862	$30,056	$1,336
Class C	1,206	1,932	87
Non-vested restricted stock	264	539	22
Total undistributed net earnings	$20,332	$32,527	$1,445

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$--	$--	$1,006
Class A and B undistributed net earnings	18,862	30,056	1,336
Numerator for basic net earnings per class A and B common stock	$18,862	$30,056	$2,342

Numerator for basic net earnings per class C common stock:
Dividends on class C	$1,854	$1,854	$1,854
Class C undistributed net earnings	1,206	1,932	87
Numerator for basic net earnings per class C common stock	$3,060	$3,786	$1,941

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

	2011	2010	2009

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding –
Class A and B	51,088	50,789	50,400
Class C	3,264	3,264	3,264

Basic net earnings per share:
Class A and B	$0.37	$0.59	$0.05
Class C	$0.94	$1.16	$0.60

Diluted

Diluted earnings per share is computed based upon the assumption that class B common stock is issued upon exercise of our non-statutory stock options or stock appreciation rights when the exercise price is less than the average market price of our common stock, and common stock will be outstanding upon expiration of the vesting periods of our non-vested restricted stock.  Diluted earnings per share for the years ended December 25, 2011 and December 26, 2010 is computed based upon the assumption that 246 and 373 class B common shares, respectively, are not outstanding upon the expiration of the vesting periods of our non-vested restricted stock.  The class C common stock is not converted into class A and B common stock because they are anti-dilutive for all periods presented, and therefore, are not included in the diluted weighted average shares outstanding.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	2011	2010	2009

Numerator for diluted earnings per share:
Dividends on class A and B common stock	$--	$--	$1,006
Total undistributed earnings from continuing operations	18,546	26,634	1,891
Total undistributed earnings (loss) from discontinued operations	316	3,422	(555)
Net earnings	$18,862	$30,056	$2,342

Denominator for diluted net earnings per share:
Weighted average shares outstanding	51,088	50,789	50,400

Diluted earnings (loss) per share:
Continuing operations	$0.36	$0.52	$0.06
Discontinued operations	0.01	0.07	(0.01)
Net earnings	$0.37	$0.59	$0.05

Diluted earnings per share for the class C common stock is the same as basic earnings per share for the class C common stock because there are no class C common stock equivalents.

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

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

In June 2011, the FASB issued amended guidance for comprehensive income.  The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The other requirements contained in the new standard on comprehensive income must still be adopted.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this guidance in the first quarter of 2012.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

2	NOTES PAYABLE TO BANKS

On August 13, 2010, we entered into an amendment of our formerly unsecured credit facility which, among other things, provided for the pledge of certain collateral by us and our subsidiaries (as amended, the secured credit facility).  In connection with this amendment, certain lenders reduced their commitments to $225,000 and extended the expiration date to December 2, 2013 (extending lenders).  The $74,000 commitment of the non-extending lenders expired June 2, 2011.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends. At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings from extending lenders under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of December 25, 2011 and December 26, 2010, we had borrowings of $41,305 and $74,570, respectively, under our credit facility at a weighted average interest rate of 2.65% and 3.06%, respectively.

Fees in connection with the secured credit facility of $3,338 and the unamortized deferred financing costs from the unsecured revolving credit facility of $213 are being amortized over the term of the secured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at December 25, 2011 to be $40,988, based on discounted cash flows using an interest rate of 3.05%.  We estimated the fair value of our secured credit facility at December 26, 2010 to be $72,547, based on discounted cash flows using an interest rate of 4.05%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

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

	Pension Benefits		Other Postretirement Benefits
Years ended December 25 and December 26	2011	2010	2011	2010
Change in benefit obligations
Benefit obligation at beginning of year	$151,151	$150,624	$17,342	$17,933
Service cost	--	--	53	85
Interest cost	7,850	8,197	827	951
Actuarial loss	20,941	7,750	1,009	97
Benefits paid	(8,914)	(8,720)	(1,957)	(1,724)
Curtailment gain	--	(6,700)	--	--
Benefit obligation at end of year	$171,028	$151,151	$17,274	$17,342

	Pension Benefits		Other Postretirement Benefits
Years ended December 25 and December 26	2011	2010	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$109,103	$104,577	$--	$--
Actual gain (loss) on plan assets	(3,865)	12,906	--	--
Company contributions	375	340	1,957	1,724
Benefits paid	(8,914)	(8,720)	(1,957)	(1,724)
Fair value of plan assets at end of year	$96,699	$109,103	$--	$--

Funded status	$(74,329)	$(42,048)	$(17,274)	$(17,342)

	Pension Benefits		Other Postretirement Benefits
Years ended December 25 and December 26	2011	2010	2011	2010
Amounts recognized in consolidated balance sheets
Current liabilities	$(489)	$(469)	$(1,850)	$(1,275)
Noncurrent liabilities	(73,840)	(41,579)	(15,424)	(16,067)
Total	$(74,329)	$(42,048)	$(17,274)	$(17,342)

	Pension Benefits
	Actuarial Loss, Net	Prior Service Credit	Deferred Income Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 26, 2010	$52,732	$(68)	$(21,112)	$31,552
Current year change	33,419	10	(13,156)	20,273
As of December 25, 2011	$86,151	$(58)	$(34,268)	$51,825

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	Actuarial Loss, Net	Prior Service Credit	Transition Obligation	Deferred Income Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 26, 2010	$1,372	$(1,221)	$1,095	$(503)	$743
Current year change	1,009	219	(549)	(265)	414
As of December 25, 2011	$2,381	$(1,002)	$546	$(768)	$1,157

The accumulated benefit obligation for the pension plans was $170,116 and $150,346 at December 25, 2011 and December 26, 2010, respectively.

	Pension Benefits
	2011	2010	2009
Years ended December 25, December 26 and December 27
Components of net periodic benefit cost
Service cost	$--	$--	$1,088
Interest cost	7,850	8,197	9,002
Expected return on plan assets	(9,594)	(10,224)	(10,600)
Curtailment gain	--	(1,109)	(492)
Amortization of:
Unrecognized prior service credit	(10)	(131)	(189)
Unrecognized net loss	979	3,080	182
Net periodic benefit cost included in operating costs and expenses and selling and administrative expenses	$(775)	$(187)	$(1,009)

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals. The accrual of plan benefits had been temporarily suspended from July 1, 2009 through December 31, 2010. For those bargaining unit participants, the temporary suspension of plan accruals was extended until at least December 31, 2012. Benefits earned by participants under the plan prior to the temporary suspension on July 1, 2009 were not affected.

We also permanently suspended the unfunded non-qualified plan, which provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.

The reduction of benefits under the qualified defined benefit pension plan and the unfunded non-qualified plan resulted in a curtailment gain of $1,109 in 2010.  In addition, due to the amendments for these pension plans, plan assets and obligations were remeasured.

We recorded a $353 pension plan curtailment gain due to an amendment to the plans adopted on March 25, 2009.  The amendment suspended benefit accruals in our qualified and non-qualified plans for all active plan participants for the 18-month period beginning July 1, 2009.  Due to the plan amendment, both plan assets and obligations were remeasured.  We recorded an additional $139 pension plan curtailment gain as a result of the 2009 workforce reductions.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	2011	2010	2009
Years ended December 25, December 26 and December 27
Components of net periodic benefit cost
Service cost	$53	$85	$69
Interest cost	827	951	1,078
Amortization of:
Unrecognized prior service credit	(219)	(219)	(219)
Unrecognized net transition obligation	549	549	549
Net periodic benefit cost included in selling and administrative expense	$1,210	$1,366	$1,477

The unrecognized net loss and prior service credit for the defined benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,038 and ($10), respectively.  The prior service credit and transition obligation for the other postretirement plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is ($219) and $546, respectively.

The costs for our pension benefits and other postretirement benefits are actuarially determined.  Key assumptions utilized at the measurement dates of December 25, 2011 and December 26, 2010 for pension benefits and for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
December 25 and December 26	2011	2010	2011	2010
Discount rate	4.55%	5.35%	3.85%	4.95%
Rate of compensation increases	--	--	--	--

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Years ended December 25, December 26, and December 27	2011	2010	2009	2011	2010	2009
Discount rate	5.35%	5.70/4.70%	6.50%	4.95%	5.50%	6.15%
Expected return on plan assets	8.25	8.50/8.25	8.50	--	--	--
Rate of compensation increases	--	4.80	4.80	--	--	--

Due to the amendments to the pension plans, the measurement of the net periodic benefit cost from the beginning of 2010 through October 12, 2010 was based upon a 5.70% discount rate and an 8.50% expected rate of return on plan assets.  The measurement of the net periodic pension benefit cost from the amendment date to the end of 2010 was based upon a 4.70% discount rate and an 8.25% expected rate of return on plan assets.

To determine the discount rate assumptions for the pension and the postretirement benefit plans, we studied our plans’ specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds.  The results of those studies were used as the benchmark to determine the discount rate assumptions.

We studied historical markets to determine the long-term rate of return assumption for plan assets.  We preserved the long-term historical relationships between equities and fixed-income securities, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions.  We review peer data and historical returns to check for reasonableness and appropriateness.  We anticipate our expected rate of return on plan assets assumption to be 7.75% for our 2012 valuation.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2012 is 9.50%, grading down to 5.00% in the year 2021 and thereafter.  The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits.  A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2012	$12	$(11)
Effect on postretirement benefit obligation as of December 25, 2011	$288	$(276)

Plan Assets

The following tables present the fair value of our plan assets by level of the fair value hierarchy.  In accordance with the FASB’s guidance for fair value measurements, level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

	Level 1 Inputs	Level 2 Inputs	Level 3 I nputs	Total
December 25, 2011
Common stocks	$--	9,503	--	9,503
Mutual funds	74,665	--	--	74,665
Money-market fund	455	--	--	455
Collective trust fund	--	12,018	--	12,018
	75,120	21,521	--	96,641
Unsettled trades of common stock	--	58	--	58
Fair value of plan assets	$75,120	$21,579	--	$96,699

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
December 26, 2010
Common stocks	$--	10,884	--	10,884
Mutual funds	84,397	--	--	84,397
Money-market fund	469	--	--	469
Collective trust fund	--	13,121	--	13,121
	84,866	24,005	--	108,871
Unsettled trades of common stock	--	232	--	232
Fair value of plan assets	$84,866	$24,237	--	$109,103

Our pension plan weighted average asset allocations at December 25, 2011 and December 26, 2010 by asset category are as follows:

	Plan Assets
December 25 and December 26	2011	2010
Equity securities	69.1%	71.5%
Fixed-income securities	30.4%	27.9%
Other	0.5%	0.6%
Total	100.0%	100.0%

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

We employ a total return investment approach whereby a mix of equity and fixed-income investment funds are used to maximize the long-term return of plan assets for a prudent level of risk.  We establish our risk tolerance through careful consideration of plan liabilities, plan funded status and our financial condition.  The investment portfolio contains a diversified blend of equity and debt investments.  The equity component is diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalization stocks.  The fixed-income component is diversified across the maturity, quality and sector spectrum.  The portfolio may also hold cash equivalents.  Fund managers may use derivatives only if the vehicle is deemed by the manager to be more attractive than a similar direct investment in the underlying cash market, or if the vehicle is being used to manage risk of the portfolio.  Derivatives, however, may not be used in a speculative manner or to leverage the portfolio.  We measure and monitor investment risk on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability allocation studies.  The asset mix guidelines for the plan are as follows:

	Percent of Total Portfolio
	Minimum	Target	Maximum
Large capitalization U.S. stocks	30.0%	35.0%	40.0%
Small capitalization U.S. stocks	15.0	20.0	25.0
International stock	10.0	15.0	20.0
Fixed-income securities	20.0	25.0	35.0
Cash equivalents	--	5.0	5.0

Contributions
We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  Based on current projections, we expect to contribute $4,200 to our qualified defined benefit pension plan in 2012.  We expect to contribute $489 to our unfunded non-qualified pension plan in 2012.

Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
2012	$9,061	$1,850
2013	9,239	1,830
2014	9,440	1,832
2015	9,639	1,837
2016	9,759	1,748
2017-2021	51,155	7,193

The 401(k) plan is a defined contribution benefit plan covering substantially all employees.  The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis.  In addition, employees can contribute up to 50% of their eligible wages after taxes.  The maximum combined total contribution may not exceed 50% of each employee’s eligible wages.  Each employee who elects to participate is eligible to receive company matching contributions.  Prior to the suspension of our matching contributions in February 2009, we contributed $0.50 for each dollar contributed by the participant, up to 5% of their eligible wages, for a maximum match of 2.5% of eligible wages, as defined by the 401(k) plan.  The matching contributions, recorded as an operating expense, were $2,070, $0, and $437 in 2011, 2010, and 2009, respectively.  Included in the 2009 matching contributions are contributions to the employees of IPC and PrimeNet of $46.  Effective January 1, 2011, the matching contribution to our 401(k) plan was enhanced and we contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages, for a maximum match of 3.5% of eligible wages, as defined by the 401(k) plan.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

Prior to 2010, we made additional contributions into the 401(k) on behalf of certain employees not covered by the defined benefit pension plan and for employees who elected to freeze their defined pension benefits under our Annual Employer Contribution (AEC) plan.  In March 2009, our board of directors approved an amendment to our 401(k) plan to suspend the AEC contribution for all active employees for 18 months beginning July 1, 2009.  Our AEC contribution, recorded as an operating expense, was $873 in 2009. Included in the 2009 matching contributions are contributions to the employees of IPC and PrimeNet of $129.  Our 401(k) plan was further amended on October 12, 2010.  Effective January 1, 2011, the AEC is no longer a component of the 401(k) plan.

4	INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

	2011	2010	2009

Years ended December 25, December 26 and December 27
Continuing operations
Current:
Federal	$1,583	$8,498	$1,018
State	958	1,963	(684)
Total current	2,541	10,461	334

Deferred:
Federal	10,236	8,248	710
State	1,635	356	883
Total deferred	11,871	8,604	1,593
Total provision for income taxes for continuing operations	$14,412	$19,065	$1,927

Discontinued operations
Current:
Federal	$174	$2,465	$114
State	37	278	(161)
Total current	211	2,743	(47)

Deferred:
Federal	10	(459)	(478)
State	--	36	(2)
Total deferred	10	(423)	(480)
Total provision (benefit) for income taxes for discontinued operations	$221	$2,320	$(527)

The significant differences between the statutory federal income tax rates and the effective income tax (benefit) rates are as follows:

	2011	2010	2009
Years ended December 25, December 26 and December 27
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.1	4.8	8.5
Revaluation of deferred taxes due to sale of printing services business	--	(1.5)	--
Recognition of uncertain tax benefits	--	--	(17.5)
Non-deductible meals and entertainment expenses	--	--	2.7
Other	(0.3)	--	(0.5)
Effective income tax (benefit) rate	39.8%	38.3%	28.2%

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

4	INCOME TAXES continued

Temporary differences that give rise to the deferred tax assets and liabilities at December 25, 2011 and December 26, 2010 are as follows:

	2011	2010
Current assets
Receivables	$655	$1,199
Inventories	17	17
Other assets	658	617
Accrued compensation	946	1,623
Accrued state taxes	166	310
Accrued employee benefits	1,151	1,043
Total current deferred tax assets	3,593	4,809

Total net current deferred tax assets	$3,593	$4,809

Non-current assets
Accrued employee benefits	$33,394	$22,025
State deferred income taxes	6,277	5,926
State net operating loss and tax credit carryforwards	2,410	2,352
Intangible assets	30,208	39,073
Other assets	119	147
Total non-current deferred tax assets	72,408	69,523

Non-current liabilities
Property and equipment	(15,172)	(15,446)
Total non-current deferred tax liabilities	(15,172)	(15,446)

Total net non-current deferred tax assets	$57,236	$54,077

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash goodwill and broadcast license impairment charges recorded in 2011 and 2009 are not currently deductible for income tax purposes and have caused us to recognize a deferred tax asset.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

At December 25, 2011, we have $2,410 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years.  The net operating losses begin expiring in 2014.  To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $57 in valuation allowances.

We file tax returns in the United States federal jurisdiction, as well as approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2008 through 2010 tax returns are open for federal purposes, and our 2007 through 2010 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

4	INCOME TAXES continued

The following table summarizes the activity related to our unrecognized tax benefits during 2011, 2010 and 2009:

	2011	2010	2009

Beginning balance	$913	$1,058	$2,478
Increases related to current year tax provisions	--	18	112
Increases due to prior year tax provisions	14	6	--
Decreases related to prior year tax provisions	(10)	--	(283)
Decreases due to the expiration of statutes of limitations	(32)	(56)	(188)
Decreases due to settlements	--	(113)	(1,061)
Ending balance	$885	$913	$1,058

At December 25, 2011, our liability for unrecognized tax benefits was $885, which, if recognized, would have an impact on our effective tax rate.  At December 25, 2011, it is possible for $280 in unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At December 25, 2011 and December 26, 2010, we had $282 and $239, respectively, accrued for interest expense and penalties.  During 2011 and 2010, we recognized $51 and $47 of interest expense, respectively, related to unrecognized tax benefits.  Our liability for interest and penalties decreased by $3 due to a reduction for the expiration of statutes of limitations.

5	COMMITMENTS AND CONTINGENCIES

We lease office space, certain broadcasting facilities, distribution centers, delivery vehicles and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

As of December 25, 2011, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

Due In Fiscal Year

2012	$2,810
2013	1,526
2014	929
2015	791
2016	627
Thereafter	432
$7,115

Our publishing businesses lease print equipment and delivery trucks accounted for as capital leases.  As of December 25, 2011, our future minimum rental payments due under capital lease agreements consist of the following:

Due In Fiscal Year

2012	$258
2013	54
2014	45
2015	47
2016	20
$424

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

5	COMMITMENTS AND CONTINGENCIES continued

Rent expense charged to our continuing operations for 2011, 2010 and 2009 was $4,207, $5,038 and $5,067, respectively.  We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in our continuing operations for 2011, 2010 and 2009 was $67, $38, and $6, respectively.  There were no noncancellable subleases as of December 25, 2011.

At December 25, 2011, we had purchase commitments at our broadcasting business related to building improvements for $1,630.

We have $2,470 of standby letters of credit for business insurance purposes.

Over the next three years, we are committed to purchase and provide advertising time in the amount of $6,525 for television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. As of December 25, 2011, our potential obligation pursuant to the guarantee was $900, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease. In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

6	SHAREHOLDERS’ EQUITY

We have three classes of common stock.  Class C shares are held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family (which we collectively refer to as the “Grant family shareholders”), and Proteus Fund, Inc., a non-profit organization.  The class C shares are entitled to two votes per share.  These shares are convertible into class A shares or a combination of class A and class B shares at any time at the option of the holder.  Dividends on class C shares are cumulative and equal to the dividends declared on the class A and class B shares, provided that the dividend will not be less than approximately $0.57 per year.  Cash dividends may be declared and paid with respect to class C common stock without concurrent cash dividends on the class A and class B shares.  As of December 25, 2011 and December 26, 2010, accrued class C dividends were $5,100 and $3,245, respectively, and are reported in other long-term liabilities in the consolidated balance sheets.  Class B shares are held by our current and former employees, our non-employee directors and Grant family shareholders.  These shares are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation.  Dividends on class B shares are equal to those declared on the class A shares.  Cash dividends on class A and class B shares may not be paid until cumulative dividends on class C shares are paid.  Class A shares are publicly traded on the New York Stock Exchange under the symbol “JRN”. In 2011, we retired 8,677 class B shares that we held in our treasury. These shares are now designated as authorized and unissued.  The excess of the cost of treasury stock over its par value was allocated between retained earnings and paid-in capital.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

6	SHAREHOLDERS’ EQUITY continued

The changes in the number of shares of our common stock (excluding Treasury stock) during 2011, 2010 and 2009 are as follows (in thousands):

	Common Stock
	Class C	Class B	Class A
Balance at December 28, 2008	3,264	9,939	40,553
Conversion of class B shares to class A shares	--	(1,230)	1,230
Shares issued under equity incentive and employee stock purchase plans	--	933	--
Balance at December 27, 2009	3,264	9,642	41,783
Conversion of class B shares to class A shares	--	(1,413)	1,413
Shares issued under equity incentive and employee stock purchase plans	--	366	--
Balance at December 26, 2010	3,264	8,595	43,196
Conversion of class B shares to class A shares	--	(1,683)	1,683
Shares repurchased	--	--	(1,100)
Shares issued under equity incentive and employee stock purchase plans	--	302	--
Balance at December 25, 2011	3,264	7,214	43,779

7	STOCK-BASED COMPENSATION

2007 Journal Communications, Inc. Omnibus Incentive Plan
The purpose of the 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan) is to promote our success by linking personal interests of our employees, officers and non-employee directors to those of our shareholders, and by providing participants with an incentive for outstanding performance.  The 2007 Plan is also intended to enhance our ability to attract, motivate and retain the services of employees, officers and directors upon whose judgment, interest and special effort the successful conduct of our operation is largely dependent.

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of December 25, 2011, there are 2,676,624 shares available for issuance under the 2007 Plan.

During the years ended December 25, 2011, December 26, 2010 and December 27, 2009, we recognized $1,649, $1,821 and $1,388, respectively, in stock-based compensation expense. During the years ended December 26, 2010 and December 27, 2009, stock based compensation expense included $136 and $57, respectively, in the net gain from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 was $656, $698 and $341, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of December 25, 2011, total unrecognized compensation cost related to stock-based awards was $1,628, net of estimated forfeitures, which we expect to recognize over a weighted average period of 0.8 years.  Stock-based compensation expense is reported in selling and administrative expenses and the net gain on discontinued operations in our consolidated statements of operations.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

In 2003 and 2004, our non-employee directors and certain of our employees were granted options to purchase class B common stock.  These options were exercisable for a period of up to seven years from the grant date and are no longer outstanding.  There have been no options granted since 2004.

A summary of stock option activity during 2011 is:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)
Outstanding and exercisable at December 26, 2010	26,500	$18.06	0.3
Expired	(26,500)	18.06	--
Outstanding and exercisable at December 25, 2011	--	--	--

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

A summary of SAR activity during 2011 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

December 26, 2010
Outstanding	1,083,207	$10.71	6.6
Exercisable	909,527	11.21	6.5
December 25, 2011
Outstanding and exercisable	1,083,207	10.71	5.6

A total of 173,680 SARs vested during 2011.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of 2011 is zero because the fair market value of our class B common stock on December 25, 2011 was lower than the weighted average exercise price of the SARs.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

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

A summary of stock grant activity during 2011 is:

	Shares	Fair Value
Non-vested at December 26, 2010	777,872	$2.69
Granted	367,573	5.63
Vested	(464,842)	3.22
Forfeited	(23,328)	4.62
Non-vested at December 25, 2011	657,275	3.89

Our non-vested restricted stock grants vest from one to five years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 0.8 years.  The total fair value of shares vesting during 2011 was $1,498.  There was an aggregate of 426,634 unrestricted and non-vested restricted stock grants issued to our non-employee directors (106,134 shares) and employees (320,500 shares) in 2010 at a weighted average fair value of $4.36 per share, of which 206,725 shares are vested as of December 25, 2011 with a total grant date fair value of $878.  There were 836,005 unrestricted and non-vested restricted stock grants issued to our directors (78,505 shares) and employees (757,500 shares) during 2009 at a weighted average fair value of $1.11 per share, of which 555,210 shares are vested as of December 25, 2011 with a total grant date fair value of $676.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 64,224 class B common shares sold to employees under this plan in 2011 at a weighted average fair value of $4.59.  As of December 25, 2011, there are 2,263,623 shares available for sale under the plan.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

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

The impact of this guidance resulted in the consolidation of an unrelated party, ACE TV, Inc.  The guidance was applied retrospectively with a cumulative-effect adjustment to noncontrolling interest as of the beginning of our fiscal year 2010.  We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV, pending FCC rule changes and approval.  Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV.  As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consists primarily of a broadcast license and investments.  The investments of ACE TV, Inc. can be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. have no recourse to our general credit.

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and tradenames.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of December 25, 2011.

Amortization expense was $1,567, $1,932 and $1,975 for 2011, 2010 and 2009, respectively.  Estimated amortization expense for our next five fiscal years is $1,485 for 2012, $1,367 for 2013, $1,273 for 2014, $1,263 for 2015 and $1,263 for 2016.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 25, 2011 and December 26, 2010 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 25, 2011
Network affiliation agreements	$26,930	$(8,129)	$18,801
Customer lists	5,952	(4,862)	1,090
Non-compete agreements	10,120	(10,095)	25
Other	3,824	(2,340)	1,484
Total	$46,826	$(25,426)	$21,400

December 26, 2010
Network affiliation agreements	$26,930	$(7,062)	$19,868
Customer lists	6,794	(5,353)	1,441
Non-compete agreements	10,435	(10,392)	43
Other	3,896	(2,260)	1,636
Total	$48,055	$(25,067)	$22,988

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

During 2011, our community newspapers and shoppers business reporting unit sold several businesses in Florida. As part of the transactions, we wrote off customer lists, non-compete agreements and other intangible assets with a net carrying amount of $21.

Years
Weighted-average amortization period:
Network affiliation agreements	25
Customer lists	11
Non-compete agreements	5
Other	15
Total	18

Broadcast Licenses
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The carrying value of our broadcast licenses was $81,547 and $82,426 as of December 25, 2011 and December 26, 2010, respectively.

2011 Annual Impairment Test
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 26, 2011. The impairment tests indicated three of our television broadcast licenses were impaired due to a decline in projected long-term market revenues and an increase in the discount rates.  The changes in the discount rate used for our broadcast licenses are primarily driven by changes in the expected return on the public equity of comparable companies in the television and media sector and the average cost of capital.  In accordance with the FASB's guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value of $81,547, resulting in an $879 non-cash impairment charge in the fourth quarter of 2011.

For broadcast licenses at individual television and radio stations, we use an income approach to estimate fair value.  This approach uses the Greenfield method, which assumes the start up of a new station by an independent market participant, and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates, or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

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

2009 Interim and Annual Impairment Tests
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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

Goodwill

2011 Interim and Annual Impairment Tests
During the third quarter of 2011, we sold the remaining Florida-based businesses of our community newspapers and shoppers reporting unit. In conjunction with the sale, an interim impairment test as of September 25, 2011 was performed on the carrying value of $3,857 of goodwill associated with this reporting unit. Our interim impairment test indicated there was no goodwill impairment. The percentage by which estimated fair value exceeded carrying value was greater than 10%.  We will continue to monitor events and economic conditions in the markets in which our community newspapers and shoppers operate. We cannot predict at this time when, or if, we will have another triggering event in the future which would cause us to test for impairment of our goodwill.

Our annual impairment tests on goodwill associated with the broadcasting and community newspaper and shoppers reporting units as of September 26, 2011 indicated there was no impairment of our goodwill.

For purposes of testing the carrying value of goodwill related to our community newspaper and shoppers reporting unit, we determine fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach estimated a fair value exceeding carrying value.  Each approach is weighted equally to determine a fair value estimate of the reporting unit.  We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

For purposes of testing the carrying value of goodwill related to our broadcasting reporting unit, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to derive fair value.  Each approach is weighted equally to determine a fair value estimate of the reporting unit.  We base our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.

2010 and 2009 Annual Impairment Tests
Our annual impairment tests on goodwill as of September 27, 2010 and as of September 28, 2009 indicated there was no impairment of our goodwill.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

The changes in the carrying amount of goodwill by reporting segment during the years ended December 25, 2011 and December 26, 2010 are as follows:

	Broadcasting	Publishing	Total

Goodwill	$233,976	$21,007	$254,983
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 27, 2009	4,813	4,285	9,098

Goodwill	233,976	21,007	254,983
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 26, 2010	4,813	4,285	9,098

Goodwill related to the sale of a business	--	(428)	(428)
Goodwill	233,976	20,579	254,555
Accumulated impairment losses	(229,1630)	(16,722)	(245,885)
Balance as of December 25, 2011	$4,813	$3,857	$8,670

10	ACQUISITIONS AND SALE

2011

In June 2011, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida, for $502.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $245.  In August 2011, Journal Community Publishing Group, Inc. completed the sale of the remaining Florida-based community newspapers and shoppers businesses for aggregate consideration of $757.  The publications and web-sites included Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection, and were distributed in the Clay, St. John’s and Duval, Florida counties.  We recorded a total pre-tax gain on the sales, net of transaction expenses, of $253.  These sales allow us to focus our efforts on operating our Wisconsin-based community newspapers and shoppers businesses.

2010

There were no acquisitions or sales of businesses during 2010.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statement of operations for all periods presented:

	2011	2010	2009
Years ended December 25, December 26 and December 27

Revenue	$--	$--	$--
Earnings before income taxes	562	--	--

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

The following table summarizes PrimeNet’s revenue and loss before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statement of operations for all periods presented:

	2011	2010	2009
Years ended December 25, December 26 and December 27

Revenue	$--	$2,144	$20,097
Earnings (loss) before income taxes	--	(1,060)	(2,217)

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

11	DISCONTINUED OPERATIONS continued

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

The following table summarizes IPC’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statement of operations for all periods presented:

	2011	2010	2009
Years ended December 25, December 26 and December 27

Revenue	$--	$40,685	$48,249
Earnings before income taxes	--	1,672	1,089

Certain liabilities were excluded from the sale of IPC and were included in continuing operations in the December 26, 2010 consolidated condensed balance sheet.  These liabilities included certain expenses which were incurred prior to closing, and a working capital overpayment due back to Walsworth pursuant to the sale agreement.  The liabilities were paid in the third quarter of 2011.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

12	WORKFORCE REDUCTION

During 2011, we recorded a pre-tax charge of $1,654 for workforce separation benefits across our publishing businesses.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  In 2011, the number of full-time and part-time employees decreased by approximately 10.8% compared to 2010.

 Activity associated with workforce reductions during the years ended December 25, 2011 and December 26, 2010 was as follows:

	Balance at December 26, 2010	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 25, 2011

Publishing
Daily newspaper	$1,365	$1,557	$(1,189)	$1,733
Community newspapers and shoppers	72	97	(122)	47
Total	$1,437	$1,654	$(1,3110	$1,780

	Balance at December 27, 2009	Charge for Separation Benefits	Payments for Separation Benefits	Balance at December 26, 2010

Publishing
Daily newspaper	$1,490	$1,705	$(1,830)	$1,365
Community newspapers and shoppers	26	101	(55)	72
Total publishing	1,516	1,806	(1,885)	1,437

Broadcasting	149	419	(568)	--

Total	$1,665	$2,225	$(2,453)	$1,437

13	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) broadcasting; (ii); publishing and (iii) corporate. Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

With the reporting of PrimeNet as a discontinued operation during 2010, the previously reported “Other” segment was changed to “Corporate” and now reflects unallocated costs primarily related to corporate executive management and corporate governance. The prior year was revised to conform to this change.  With the reporting of IPC as a discontinued operation, we no longer have a printing services segment.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

13	SEGMENT REPORTING continued

The accounting basis for transactions between reportable segments is the same as that described in the “Significant Accounting Policies” outlined in Note 1.  The following tables summarize revenue, operating earnings (loss), non-cash impairment charge, depreciation and amortization and capital expenditures for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 and identifiable total assets at December 25, 2011 and December 26, 2010:

	2011	2010	2009
Revenue
Broadcasting	$186,080	$194,365	$171,491
Publishing	170,976	182,799	194,196
Corporate eliminations	(263)	(405)	(153)
	$356,793	$376,759	$365,534

Operating earnings (loss)
Broadcasting	$31,001	$43,559	$3,068
Publishing	15,901	18,222	13,796
Corporate	(7,120)	(8,757)	(7,226)
	$39,782	$53,024	$9,638

Broadcast license impairment
Broadcasting	$879	$--	$20,133
Publishing	--	--	--
Corporate	--	--	--
	$879	$--	$20,133

Depreciation and amortization
Broadcasting	$12,297	$12,747	$13,269
Publishing	10,412	11,382	12,163
Corporate	622	500	27
	$23,331	$24,629	$25,959
Capital expenditures
Broadcasting	$8,531	$7,770	$5,901
Publishing	987	1,068	1,538
Corporate	1,143	553	241
	$10,661	$9,391	$7,680

Identifiable total assets
Broadcasting	$262,216	$275,985
Publishing	113,236	125,870
Corporate and discontinued operations	42,273	29,915
	$417,725	$431,770

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2011 (in thousands, except per share amounts)

14	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

			2011 Quarters
	First	Second	Third	Fourth	Total
Revenue	$83,861	$90,102	$87,784	$95,046	$356,793
Gross profit	34,329	40,860	35,921	44,018	155,128
Net earnings	3,375	6,141	4,446	8,224	22,186
Earnings per share
Basic – class A and B common stock	0.05	0.10	0.07	0.14	0.37
Diluted – class A and B common stock	0.05	0.10	0.07	0.14	0.37
Basic and diluted – class C common stock	0.19	0.24	0.21	0.28	0.94

			2010 Quarters
	First	Second	Third	Fourth	Total
Revenue	$86,937	$94,319	$91,817	$103,686	$376,759
Gross profit	36,427	43,364	38,617	50,664	169,072
Net earnings	5,303	8,100	6,295	14,683	34,381
Earnings per share
Basic – class A and B common stock	0.09	0.14	0.11	0.26	0.59
Diluted – class A and B common stock	0.09	0.14	0.11	0.26	0.59
Basic and diluted – class C common stock	0.23	0.28	0.25	0.40	1.16

The first quarter of 2011 includes a pre-tax gain of $562 on the sale of NorthStar.  The second quarter of 2011 includes a pre-tax gain on the sale of Florida-based community newspapers and shoppers businesses of $245. The third quarter of 2011 includes a pre-tax gain on the sale of the remaining Florida-based community newspapers and shoppers of $253 and a pre-tax charge of $1,308 for separation benefits at our publishing business.  The fourth quarter of 2011 includes a pre-tax broadcast license impairment charge of $879 and a pre-tax charge of $332 for separation benefits at our publishing business.

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

15	SUBSEQUENT EVENTS (UNAUDITED)

On March 7, 2012, Journal Broadcast Group announced that it reached an agreement to purchase KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation.  Journal Broadcast Group also entered into a local marketing agreement with Renda Broadcasting Corporation on March 7, 2012, which will be effective on March 26, 2012. The estimated cash purchase price for KHTT-FM and KBEZ-FM is $11,800.  The transaction is subject to FCC approval.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Journal Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Journal Communications, Inc. and its subsidiaries at December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 9, 2012

Index

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 25, 2011, as stated in their report which is included in Item 8 hereto.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 8, 2012 Annual Meeting of Shareholders is incorporated by reference herein.  Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

Index

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation,” in the Proxy Statement for our May 8, 2012 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” in the Proxy Statement for our May 8, 2012 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 25, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (2003 Plan)	525,578	(1)	$13.71	N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	557,629	(2)	$7.88	4,940,247	(3)
Equity compensation plans not approved by security holders	--		--	--
Total	1,083,207		$10.71	4,940,247

(1)
Represents options to purchase shares of class B common stock and stock appreciation rights (SARs) to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2003 Equity Incentive Plan (2003 Plan).  No further awards will be granted under our 2003 Plan.

(2)
Represents SARs to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan).

(3)
Represents 2,676,624 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards.  Also includes 2,263,623 shares available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our May 8, 2012 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14. PRINICIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Independent Registered Public Accounting Firm Disclosure” in the Proxy Statement for our May 8, 2012 Annual Meeting of Shareholders is incorporated by reference herein.

Index

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits
		Form 10-K
		Page(s)
(1)	Financial Statements

	Consolidated Balance Sheets at December 25, 2011 and December 26, 2010	52

	Consolidated Statements of Operations for each of the three years in the period ended December 25, 2011	53

	Consolidated Statements of Equity for each of the three years in the period ended December 25, 2011	54

	Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2011	55

	Notes to Consolidated Financial Statements	56

	Report of Independent Registered Public Accounting Firms	86

(2)	Financial Statement Schedule for the years ended December 25, 2011, December 26, 2010 and December 27, 2009

	II – Consolidated Valuation and Qualifying Accounts	90

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits

	The exhibits listed on the accompanying “Index to Exhibits” (on pages 92 to 94) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

Index

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 25, 2011, December 26, 2010 and December 27, 2009
(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Earnings	Other Additions (Deductions)		Deductions		Balance at End of Year
Allowance for doubtful accounts:
2011	$3,286	$3,242	$(1,105	) (1)	$3,553	(2)	$1,870

2010	$3,732	$2,994	$--		$3,440	(2)	$3,286	(3)

2009	$4,238	$5,057	$--		$5,563	(2)	$3,732	(3)

Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2011	$116	$--	$--	$59	(4)	$57

2010	$202	$--	$--	$86	(4)	$116

2009	$322	$--	$--	$120	(4)	$202

(1)	Includes write off of accounts receivable against the allowance for doubtful accounts of $1,105 related to IPC Print Services, Inc.

(2)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(3)
Includes allowance for doubtful accounts of $1,105 as of December 26, 2010 and $1,067 as of December 27, 2009, related to accounts receivable of IPC Print Services, Inc.  Fully reserved accounts receivable were excluded from the asset sale.

(4)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

Index

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 9, 2012.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2012:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board &
Chief Executive Officer
(Principal Executive Officer)

/s/ Andre J. Fernandez
Andre J. Fernandez, President & Chief
Financial Officer
(Principal Financial Officer & Principal
Accounting Officer)

/s/ David J. Drury
David J. Drury, Director

/s/ David G. Meissner
David G. Meissner, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

/s/ Roger D. Peirce
Roger D. Peirce, Director

/s/ Ellen F. Siminoff
Ellen F. Siminoff, Director

/s/ Mary Ellen Stanek
Mary Ellen Stanek, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Jeanette Tully
Jeanette Tully, Director

Index

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

(10.2)	Journal Communications, Inc. Annual Management Incentive Plan, amended and restated as of February 9, 2009.*

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

Index

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

(10.22)	Journal Communications Non-Employee Director Compensation Policy, amended as of February 6, 2012.*

(10.23)
Journal Communications, Inc. 2007 Omnibus Incentive Plan as amended and restated effective February 7, 2011. (incorporated by reference to Exhibit 10.24 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.24)
Form of Time-Based Restricted Stock Award Certificate, with dividends that accrue until vesting under the Journal Communications, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.25 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.25)
Form of Time-Based Restricted Stock Award Certificate, with dividends payable prior to vesting under the Journal Communications, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

Index

(10.26)
Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.27 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.27)
Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.28)
Form of Nonstatutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.29)
Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.30)
Journal Communications, Inc. Compensation Recoupment Policy, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(10.31)
Journal Communications, Inc. Internal Policy on Administration and Accounting for Stock Options, Restricted Stock and Other Equity Awards, as amended and restated on December 15, 2010 (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(10.32)	Form of Stock Settled Stock Appreciation Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan.*

(10.33)	Form of Stock Settled Stock Appreciation Award Certificate with Retirement Accelerated under the Journal Communications, Inc. 2007 Omnibus Incentive Plan.*

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer and Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)
Proxy Statement for the May 8, 2012 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the May 8, 2012 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

(101)
The following materials from Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 25, 2011 and December 26, 2010; (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 25, 2011; (iii) the Consolidated Statements of Equity for each of the three years in the period ended December 25, 2011; (iv) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2011; and (v) Notes to Consolidated Financial Statements (block tagging only), furnished herewith.

*Denotes a management or compensatory plan or arrangement.