Form 10-Q
period 2012-03-25
JOURNAL COMMUNICATIONS INC
filed 2012-05-04
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 25, 2012
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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 27:

Class	Outstanding at April 27, 2012
Class A Common Stock	43,470,229
Class B Common Stock	7,031,262
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 25, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$2,243	$2,418
Investments of variable interest entity	500	500
Receivables, net	48,689	56,695
Inventories, net	3,084	1,766
Prepaid expenses and other current assets	4,849	3,877
Syndicated programs	2,584	2,822
Deferred income taxes	3,313	3,593
Total Current Assets	65,262	71,671

Property and equipment, at cost, less accumulated depreciation of $243,988 and $239,725, respectively	165,661	168,200
Syndicated programs	4,311	4,457
Goodwill	8,670	8,670
Broadcast licenses	81,547	81,547
Other intangible assets, net	21,019	21,400
Deferred income taxes	55,493	57,236
Other assets	4,423	4,544
Total Assets	$406,386	$417,725

Liabilities And Equity
Current liabilities:
Accounts payable	$20,174	$20,516
Accrued compensation	7,721	11,888
Accrued employee benefits	6,409	6,217
Deferred revenue	15,082	14,662
Syndicated programs	3,031	3,436
Accrued income taxes	344	2,740
Other current liabilities	5,348	6,093
Current portion of long-term liabilities	312	382
Total Current Liabilities	58,421	65,934

Accrued employee benefits	89,735	90,176
Syndicated programs	5,153	5,527
Long-term notes payable to banks	37,725	41,305
Other long-term liabilities	9,066	8,595
Equity:
Preferred stock, $0.01 par – authorized 10,000,000 shares; no shares outstanding at March 25, 2012 and December 25, 2011	--	--
Common stock, $0.01 par:
Class C – authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at March 25, 2012 and December 25, 2011	33	33
Class B – authorized 120,000,000 shares; issued and outstanding: 7,072,692 shares at March 25, 2012 and 7,214,374 shares at December 25, 2011	66	66
Class A – authorized 170,000,000 shares; issued and outstanding: 43,429,799 shares at March 25, 2012 and 43,778,922 shares at December 25, 2011	434	438
Additional paid-in capital	254,815	257,552
Accumulated other comprehensive loss	(52,598)	(52,982)
Retained earnings (deficit)	2,372	(83)
Total Journal Communications, Inc. shareholders’ equity	205,122	205,024
Noncontrolling interest	1,164	1,164
Total Equity	206,286	206,188
Total Liabilities And Equity	$406,386	$417,725

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	First Quarter Ended
	March 25, 2012	March 27, 2011

Revenue:
Broadcasting	$44,374	$42,109
Publishing	38,021	41,800
Corporate eliminations	(129)	(48)
Total revenue	82,266	83,861

Operating costs and expenses:
Broadcasting	23,033	21,935
Publishing	26,152	27,645
Corporate eliminations	(129)	(48)
Total operating costs and expenses	49,056	49,532

Selling and administrative expenses	27,470	28,321
Total operating costs and expenses and selling and administrative expenses	76,526	77,853

Operating earnings	5,740	6,008

Other income and (expense):
Interest income	5	18
Interest expense	(733)	(1,080)
Total other income and (expense)	(728)	(1,062)

Earnings from continuing operations before income taxes	5,012	4,946

Provision for income taxes	2,093	1,912

Earnings from continuing operations	2,919	3,034

Earnings from discontinued operations, net of $0 and $221 applicable income tax provision, respectively	--	341

Net earnings	$2,919	$3,375

Earnings per share:
Basic – Class A and B common stock:
Continuing operations	$0.05	$0.05
Discontinued operations	--	--
Net earnings	$0.05	$0.05

Diluted – Class A and B common stock:
Continuing operations	$0.05	$0.05
Discontinued operations	--	--
Net earnings	$0.05	$0.05

Basic and diluted – Class C common stock:
Continuing operations	$0.19	$0.19
Discontinued operations	--	--
Net earnings	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	First Quarter Ended
	March 25, 2012	March 27, 2011

Net earnings	$2,919	$3,375

Other comprehensive income, net of tax:
Change in pension and postretirement obligation, net of tax of $251 and $127, respectively	384	197

Comprehensive income	$3,303	$3,572

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the First Quarter Ended March 25, 2012
(in thousands, except per share amounts)

					Additional	Accumulated Other	Retained
	Preferred	Common Stock			Paid-in-	Comprehensive	Earnings	Noncontrolling
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interest	Total

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$206,188

Net earnings							2,919		2,919
Comprehensive income						384			384
Class C dividends declared ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants			3		15				18
Employee stock purchase plan					148				148
Shares purchased and retired				(6)	(2,926)				(2,932)
Shares withheld from employees for tax withholding			(1)		(507)				(508)
Stock-based compensation					278				278
Income tax benefits from vesting of restricted stock					255				255

Balance at March 25, 2012	$-	$33	$66	$434	$254,815	$(52,598)	$2,372	$1,164	$206,286

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the First Quarter Ended March 27, 2011
(in thousands, except per share amounts)

					Additional	Accumulated Other	Retained		Treasury
	Preferred	Common Stock			Paid-in-	Comprehensive	Earnings	Noncontrolling	Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interest	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375
Comprehensive income						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan					181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of restricted stock					368					368

Balance at March 27, 2011	$-	$33	$156	$443	$260,698	$(32,098)	$90,679	$1,164	$(108,715)	$212,360

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 25, 2012	March 27, 2011

Cash flow from operating activities:
Net earnings	$2,919	$3,375
Less earnings from discontinued operations	--	341
Earnings from continuing operations	2,919	3,034
Adjustments for non-cash items:
Depreciation	5,340	5,352
Amortization	381	392
Provision for doubtful accounts	22	260
Deferred income taxes	2,027	1,964
Non-cash stock-based compensation	296	281
Net (gain) loss from disposal of assets	20	(50)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	7,984	8,036
Inventories	(1,318)	(55)
Accounts payable	(342)	(959)
Other assets and liabilities	(8,991)	(14,797)
Net Cash Provided By Operating Activities	8,338	3,458

Cash flow from investing activities:
Capital expenditures for property and equipment	(2,847)	(2,656)
Proceeds from sales of assets	27	64
Proceeds from sale of business	484	16
Net Cash Used For Investing Activities	(2,336)	(2,576)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	27,320	34,730
Payments on long-term notes payable to banks	(30,900)	(36,725)
Principal payments under capital lease obligations	(88)	(86)
Proceeds from issuance of common stock, net	134	163
Income tax benefits from vesting of restricted stock	289	430
Redemption of common stock	(2,932)	--
Net Cash Used For Financing Activties	(6,177)	(1,488)

Cash flow from discontinued operations:
Net operating activities	--	(223)
Net investing activities	--	822
Net Cash Provided by Discontinued Operations	--	599

Net Decrease In Cash And Cash Equivalents	(175)	(7)

Cash and cash equivalents:
Beginning of year	2,418	2,056
At March 25, 2012 and March 27, 2011	$2,243	$2,049

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings in the first quarter of 2011 has been reflected as discontinued operations in our condensed consolidated statements of operations.  The balance sheet at December 25, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the first quarter ended March 25, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 30, 2012.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2011.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012.  There has been no impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance for comprehensive income.  The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The other requirements contained in the new standard on comprehensive income must still be adopted.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012 and opted to present the total of comprehensive income in two separate but consecutive statements.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS).  The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS.  The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance in the first quarter of 2012.  There has been no impact on our consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Notes to Unaudited Condensed Consolidated Financial Statements
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

The following table sets forth the computation of basic earnings per share under the two-class method:

	First Quarter Ended
	March 25, 2012	March 27, 2011

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations	$2,919	$3,034
Less dividends declared or accrued:
Class A and B	--	--
Class C	464	464
Non-vested restricted stock	--	--
Total undistributed earnings from continuing operations	$2,455	$2,570

Class A and B undistributed earnings from continuing operations	$2,283	$2,383
Class C undistributed earnings from continuing operations	148	152
Non-vested restricted stock undistributed earnings from continuing operations	24	35
Total undistributed earnings from continuing operations	$2,455	$2,570

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$--	$--
Class A and B undistributed earnings	2,283	2,383
Numerator for basic earnings from continuing operations per class A and B common stock	$2,283	$2,383

Numerator for basic earnings from continuing operations per class C common stock:
Dividends accrued on class C	$464	$464
Class C undistributed earnings	148	152
Numerator for basic earnings from continuing operations per class C common stock	$612	$616

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding - Class A and B	50,382	51,126
Weighted average shares outstanding - Class C	3,264	3,264

Basic earnings per share from continuing operations
Class A and B	$0.05	$0.05
Class C	$0.19	$0.19

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	First Quarter Ended
	March 25, 2012	March 27, 2011

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$--	$341

Undistributed earnings from discontinued operations:
Class A and B	$--	$316
Class C	--	20
Non-vested restricted stock	--	5
Total undistributed earnings from discontinued operations	$--	$341

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding - Class A and B	50,382	51,126
Weighted average shares outstanding - Class C	3,264	3,264

Basic earnings per share from discontinued operations
Class A and B	$--	$--
Class C	$--	$--

Numerator for basic net earnings for each class of common stock:
Net earnings	$2,919	$3,375
Less dividends declared or accrued:
Class A and B	--	--
Class C	464	464
Non-vested restricted stock	--	--
Total undistributed net earnings	$2,455	$2,911

Undistributed net earnings:
Class A and B	$2,283	$2,699
Class C	148	172
Non-vested restricted stock	24	40
Total undistributed net earnings	$2,455	$2,911

Numerator for basic net earnings per class A and B common stock:
Dividends declared on class A and B	$--	$--
Class A and B undistributed net earnings	2,283	2,699
Numerator for basic net earnings per class A and B common stock	$2,283	$2,699

Numerator for basic net earnings per class C common stock:
Dividends accrued on class C	$464	$464
Class C undistributed net earnings	148	172
Numerator for basic net earnings per class C common stock	$612	$636

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding - Class A and B	50,382	51,126
Weighted average shares outstanding - Class C	3,264	3,264

Basic net earnings per share:
Class A and B	$0.05	$0.09
Class C	$0.19	$0.19

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.  For the first quarters of 2012 and 2011, 95 and 220 non-vested restricted class B common shares and performance-based restricted stock units, respectively, are not deemed to be outstanding upon expiration of the vesting periods because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	First Quarter Ended
	March 25, 2012	March 27, 2011
Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$--	$--
Total undistributed earnings from continuing operations	2,283	2,383
Total undistributed earnings from discontinued operations	--	316
Net earnings	$2,283	$2,699

Denominator for diluted net earnings per share:
Weighted average shares outstanding - class A and B	50,382	51,126

Diluted earnings per share:
Continuing operations	$0.05	$0.05
Discontinued operations	--	--
Net earnings	$0.05	$0.05

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

5	VARIABLE INTEREST ENTITY

We have an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038, pending FCC rule changes and approval.  Under the affiliation agreement, ACE TV, Inc. provides the programming for WACY-TV and we sell advertising time, provide all other television operating activities and own the non-broadcast license assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV.  As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consists primarily of a broadcast license and investments.  The investments of ACE TV, Inc. can be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. have no recourse to our general credit.  We have not provided financial or other support that we are not contractually required to provide.

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of March 25, 2012 and December 25, 2011 consist of the following:

	March 25, 2012	December 25, 2011

Paper and supplies	$3,124	$1,778
Work in process	21	33
Less obsolescence reserve	(61)	(45)
Inventories, net	$3,084	$1,766

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multiple Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at March 25, 2012 and December 25, 2011 was $1,737 and $1,870, respectively.

We received a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014.  Principal payments totaling $50 were received in 2011 and 2010.  The note receivable balance at March 25, 2012 and December 25, 2011 was $400.  This note receivable is reported in other assets in the consolidated balance sheets.  Management monitors the level of payment activity and, to date, all monthly interest-only payments have been received on time and in full.  We believe that we will collect the amount owed to us.

In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years.  At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively.  At December 25, 2011, the notes receivables balances were $433 and $51, respectively, and reported in receivables, net in the consolidated balance sheets.  In January 2012, both notes were paid in full.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

8	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the tradenames over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of March 25, 2012.

Amortization expense was $381 for the first quarter ended March 25, 2012, and $392 for the first quarter ended March 27, 2011.  Estimated amortization expense for our next five fiscal years is $1,485 for 2012, $1,367 for 2013, $1,273 for 2014, $1,263 for 2015 and $1,263 for 2016.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

8	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 25, 2012 and December 25, 2011 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 25, 2012
Network affiliation agreements	$26,930	$(8,396)	$18,534
Customer lists	5,952	(4,936)	1,016
Non-compete agreements	10,120	(10,099)	21
Other	3,824	(2,376)	1,448
Total	$46,826	$(25,807)	$21,019

December 25, 2011
Network affiliation agreements	$26,930	$(8,129)	$18,801
Customer lists	5,952	(4,862)	1,090
Non-compete agreements	10,120	(10,095)	25
Other	3,824	(2,340)	1,484
Total	$46,826	$(25,426)	$21,400

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $81,547 as of March 25, 2012 and December 25, 2011.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
There were no changes in the carrying amount of goodwill for the quarter ended March 25, 2012.  As of March 25, 2012, we have $3,857 of goodwill recorded at our community newspapers and shoppers reporting unit and $4,813 of goodwill recorded at our broadcasting reporting unit.  We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

9	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the first quarter of 2012, we recorded a pre-tax charge of $38 for workforce separation benefits across our publishing businesses.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  The ongoing activity of our liability for separation benefits during the first quarter of 2012 was as follows:

	Balance as of December 25, 2011	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of March 25, 2012

Daily newspaper	$1,733	$38	$(659)	$1,112
Community newspapers and shoppers	47	--	(40)	7
Total	$1,780	$38	$(699)	$1,119

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10	INCOME TAXES

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

As of March 25, 2012, our liability for unrecognized tax benefits was $885, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of March 25, 2012, we had $292 accrued for interest expense and penalties.  During the first quarter of 2012, we recognized $10 in interest expense.

As of March 25, 2012, it is possible for $284 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

11	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of March 25, 2012, our potential obligation pursuant to the guarantee was $857, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

12	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit (income) costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	First Quarter Ended
	March 25, 2012	March 27, 2011

Service cost	$--	$--
Interest cost	1,894	1,963
Expected return on plan assets	(2,114)	(2,399)
Amortization of:
Unrecognized prior service cost	(3)	(3)
Unrecognized net loss	510	245
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$287	$(194)

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.   Based on current projections, we expect to contribute $4,200 to our qualified defined benefit pension plan in 2012.  We expect to contribute $489 to our unfunded non-qualified pension plan in 2012.

	Other Postretirement Benefits
	First Quarter Ended
	March 25, 2012	March 27, 2011

Service cost	$3	$13
Interest cost	158	207
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net loss	47	--
Unrecognized net transition obligation	136	137
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$289	$302

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

13	NOTES PAYABLE TO BANKS

We have a secured credit facility of $225,000 that expires on December 2, 2013.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.  At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of March 25, 2012 and December 25, 2011, we had borrowings of $37,725 and $41,305, respectively, under our credit facility at a weighted average interest rate of 2.64% and 2.65%, respectively.

Fees in connection with the credit facility of $3,551 are being amortized over the term of the secured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at March 25, 2012 to be $37,570, based on discounted cash flows using an interest rate of 2.90%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $40,988, based on discounted cash flows using an interest rate of 3.05%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

14	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of March 25, 2012 there are 2,546,840 shares available for issuance under the 2007 Plan.

During the first quarter ended March 25, 2012 we recognized $304 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 25, 2012 was $127.  During the first quarter ended March 27, 2011, we recognized $292 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 27, 2011 was $113.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of March 25, 2012, total unrecognized compensation cost related to stock-based compensation awards was $2,544 net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.5 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

A summary of stock grant activity during the first quarter of 2012 is:

		Weighted Average
	Shares	Fair Value

Non-vested at December 25, 2011	657,275	$3.89
Granted	160,452	5.33
Vested	(317,190)	2.72
Forfeited	(1,500)	4.91
Non-vested at March 25, 2012	499,037	5.09

Our non-vested restricted stock grants vest from one to three years from the grant date.  The total fair value of shares vesting during the first quarter of 2012 was $490.  There was an aggregate of 246,980 unrestricted and non-vested restricted stock grants issued to our non-employee directors (3,980 shares) and employees (243,000 shares) in the first quarter of 2011 at a weighted average fair value of $5.94 per share, of which 82,901 of the non-vested restricted shares have since vested.

Performance units
In the first quarter of 2012, the compensation committee of our board of directors approved performance-based restricted stock units (performance units), which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over the 2012 to 2014 fiscal year performance period under our 2007 Plan.  We value performance unit awards at the closing market price of our class A common stock on the grant date.  In the first quarter of 2012, we granted 76,700 performance units at a weighted average fair value of $5.59. The actual number of performance units that vest will be determined at the end of the three year performance period. As of March 25, 2012, 76,700 performance units remain unvested.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

14	STOCK-BASED COMPENSATION continued

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 32,626 class B common shares sold to employees under this plan in the first quarter of 2012 at a weighted average fair value of $3.96.  As of March 25, 2012, there are 2,230,997 shares available for sale under the plan.

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

A summary of SAR activity during the first quarter of 2012 is:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

December 25, 2011
Outstanding and exercisable	1,083,207	$10.71	5.6

March 25, 2012
Outstanding and exercisable	1,083,207	$10.71	5.4

All SARs issued have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the first quarter of 2012 is zero because the fair market value of our class B common stock on March 25, 2012 was lower than the weighted average exercise price of the SARs.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

15	DISCONTINUED OPERATIONS

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable income taxes in the condensed consolidated statement of operations for the first quarter ended March 25, 2012 and March 27, 2011:

	First Quarter Ended
	March 25, 2012	March 27, 2011

Revenue	$--	$--
Earnings before income taxes	--	562

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The following tables summarize revenue, operating earnings (loss), depreciation and amortization and capital expenditures for the first quarter ended March 25, 2012 and March 27, 2011 and identifiable total assets as of March 25, 2012 and December 25, 2011:

	First Quarter Ended
	March 25, 2012	March 27, 2011
Revenue
Broadcasting	$44,374	$42,109
Publishing	38,021	41,800
Corporate eliminations	(129)	(48)
	$82,266	$83,861

Operating earnings (loss)
Broadcasting	$6,709	$5,975
Publishing	744	1,825
Corporate	(1,713)	(1,792)
	$5,740	$6,008

Depreciation and amortization
Broadcasting	$3,084	$2,966
Publishing	2,472	2,632
Corporate	165	146
	$5,721	$5,744

Capital expenditures
Broadcasting	$2,518	$2,140
Publishing	92	366
Corporate	237	150
	$2,847	$2,656

	March 25, 2012	December 25, 2011

Identifiable total assets
Broadcasting	$255,055	$262,216
Publishing	108,505	113,236
Corporate & discontinued operations	42,826	42,273
	$406,386	$417,725

17	SUBSEQUENT EVENTS

On March 7, 2012, Journal Broadcast Group announced that it reached an agreement to purchase KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation.  Journal Broadcast Group also entered into a local marketing agreement with Renda Broadcasting Corporation on March 7, 2012, which was effective on March 26, 2012.  The estimated cash purchase price for KHTT-FM and KBEZ-FM is $11,800.  The transaction is subject to FCC approval.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the first quarter ended March 25, 2012, including the notes thereto.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 25, 2011:

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

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement.  In addition, in the first quarter of 2012, we reached an agreement to purchase two radio stations in Tulsa, Oklahoma and entered into a local marketing agreement to operate the stations, effective on March 26, 2012.  Results from our interactive media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenues and other revenues.  Our television and radio stations are attracting new local advertisers through the creation of new local content and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The expected increased ratings during the Olympic time period, in the third quarter of 2012, as well as the additional available inventory, for our three NBC affiliates provides us the opportunity to sell advertising at premium rates.

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

Revenue from our broadcasting businesses increased $2.3 million in the first quarter of 2012 compared to the first quarter of 2011. This is primarily due to a $1.2 million increase in national advertising revenue, a $0.5 million increase in local advertising revenue, a $0.4 million increase in political and issue advertising revenue and a $0.4 million increase in retransmission revenue, partially offset by a $0.2 million decrease in other revenue.  The increase in national advertising revenue was driven by communications, financial and media categories.  The increase in local advertising revenue was driven by automotive, furniture and electronics, and legal categories.  Total expenses from our broadcasting business increased $1.6 million, or 4.2%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to an increase in employee related costs as well as contractual increases in network affiliation fees.  These increases were partially offset by a charge recorded in 2011 for the expected loss from the broadcast rights fee of a sports contract.  Operating earnings from our broadcasting business increased $0.7 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to an increase in advertising revenue, partially offset by an increase in operating expenses.

In the first quarter of 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in virtually all advertising categories.  In addition, the first quarter of 2011 included $0.7 million of advertising revenue related to the Green Bay Packers postseason games and Super Bowl victory.  Retail advertising revenue decreased $2.4 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a decrease in ROP and preprint advertising primarily in the finance/insurance, communications, food and entertainment, and building categories.  Classified advertising revenue, primarily automotive and employment categories, also decreased in the first quarter of 2012 compared to the first quarter of 2011.  Interactive advertising revenue of $2.6 million decreased 1.6%, primarily due to a decline in classified advertising revenue that more than offset increases in sponsorship and other online revenue.  National advertising revenue decreased $0.3 million in the first quarter of 2012 due to a decrease in ROP advertising in the health and entertainment categories.  In the first quarter of 2012, the Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website.  Integrated into the launch of the paywall was a price increase to our home delivery subscribers, who gain full access to all digital products with their subscription fee.  However, circulation revenue was down $0.3 million in the first quarter of 2012 compared to the first quarter of 2011 driven by comparisons to increased sales in 2011 when the Green Bay Packers were in the Super Bowl which more than off-set price increases tied to the launch of our digital subscription program.  At our daily newspaper, commercial delivery revenue was essentially flat year-over-year and commercial printing revenue increased $0.3 million, or 13.0% in the first quarter of 2012 compared to the first quarter of 2011.  Total expenses at our publishing businesses decreased $2.7 million, or 6.7%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreased newsprint consumption and delivery costs and expenses related to the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011, partially offset by an increase in employee benefit costs.  Operating earnings at our publishing businesses decreased $1.1 million in the first quarter of 2012 compared to the first quarter of 2011.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.

Index

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement at our broadcasting business, persistent high unemployment, lack of strong economic growth and continued economic uncertainty in an election year temper our optimism.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2011 or prior years given the secular changes affecting the newspaper industry.

In 2012, we will seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses which we expect to positively impact revenue, and look for new acquisition opportunities within broadcast.  Our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.  The agreement to purchase two radio stations in Tulsa, Oklahoma is consistent with one of our strategic goals of creating additional broadcast scale in existing markets.

Results of Operations

First Quarter Ended March 25, 2012 compared to the First Quarter Ended March 27, 2011

Our consolidated revenue in the first quarter of 2012 was $82.3 million, a decrease of $1.6 million, or 1.9%, compared to $83.9 million in the first quarter of 2011.  Our consolidated operating costs and expenses in the first quarter of 2012 were $49.1 million, a decrease of $0.4 million, or 1.0%, compared to $49.5 million in the first quarter of 2011.  Our consolidated selling and administrative expenses in the first quarter of 2012 were $27.5 million, a decrease of $0.9 million, or 3.0%, compared to $28.4 million in the first quarter of 2011.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2012 and the first quarter of 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$44.4	53.9%	$42.1	50.2%
Publishing	38.0	46.1	41.8	49.8
Corporate eliminations	(0.1)	--	--	--
Total revenue	82.3	100.0	83.9	100.0

Total operating costs and expenses	49.1	59.6	49.5	59.0
Selling and administrative expense	27.5	33.4	28.4	33.8
Total operating costs and expenses and selling and administrative expenses	76.6	93.0	77.9	92.8
Total operating earnings	$5.7	7.0%	$6.0	7.2%

Revenue from our broadcasting businesses increased $2.3 million in the first quarter of 2012 compared to the first quarter of 2011. This is primarily due to a $1.2 million increase in national advertising revenue, a $0.5 million increase in local advertising revenue, a $0.4 million increase in political and issue advertising revenue and a $0.4 million increase in retransmission revenue, partially offset by a decrease in other revenue of $0.2 million.  The increase in national advertising revenue was driven by communications, financial and media categories. The local advertising revenue increase was driven by automotive, furniture and electronics, and legal categories. Operating earnings from our broadcasting business increased $0.7 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to an increase in advertising revenue, partially offset by an increase in operating expenses.

In the first quarter of 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending  in virtually all advertising categories.  In addition, the first quarter of 2011 included $0.7 million of advertising revenue related to the Green Bay Packers postseason games and Super Bowl victory.  Retail advertising revenue decreased $2.4 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a decrease in ROP and preprint advertising primarily in the finance, insurance, communications, building, and food and entertainment categories.  Classified advertising revenue, primarily automotive and employment categories, also decreased in the first quarter of 2012 compared to the first quarter of 2011.

The decrease in total operating costs and expenses in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to decreased newsprint consumption and delivery costs and expenses related to the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011, partially offset by an increase in employee benefit costs.

Index

Our consolidated operating earnings were $5.7 million in the first quarter of 2012, a decrease of $0.3 million, or 4.5%, compared to $6.0 million in the first quarter of 2011.  The following table presents our operating earnings (loss) by segment for the first quarter of 2012 and the first quarter of 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$6.7	$6.0
Publishing	0.7	1.8
Corporate	(1.7)	(1.8)
Total operating earnings	$5.7	$6.0

The decrease in total operating earnings was primarily due to the decrease in revenue at our publishing business and the increase in operating costs and expenses at our broadcasting business, partially offset by the increase in revenue at our broadcasting business and the decrease in operating costs and expenses at our publishing business.

EBITDA in the first quarter of 2012 was $11.5 million, a decrease of $0.3 million, or 2.5%, compared to $11.8 million in the first quarter of 2011.  We define EBITDA as net earnings (loss) excluding earnings/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the first quarter of 2012 and the first quarter of 2011:

	2012	2011
	(dollars in millions)

Net earnings	$2.9	$3.4
Earnings from discontinued operations, net	--	(0.3)
Provision for income taxes	2.1	1.9
Total other expense, net (which is entirely comprised of interest income and expense)	0.7	1.1
Depreciation	5.4	5.3
Amortization	0.4	0.4
EBITDA	$11.5	$11.8

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the first quarter of 2012 was $44.4 million, an increase of $2.3 million, or 5.4%, compared to $42.1 million in the first quarter of 2011.  Operating earnings from broadcasting in the first quarter of 2012 were $6.7 million, an increase of $0.7 million, or 12.3%, compared to $6.0 million in the first quarter of 2011.

Index

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2012 and the first quarter of 2011:

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$29.5	$14.9	$44.4	$27.5	$14.6	$42.1	5.4%

Operating earnings	$3.8	$2.9	$6.7	$3.8	$2.2	$6.0	12.3%

Revenue from our television stations in the first quarter of 2012 was $29.5 million, an increase of $2.0 million, or 7.5%, compared to $27.5 million in the first quarter of 2011.  We experienced a revenue increase in all of our television markets.  National advertising revenue increased $0.9 million, or 18.1%; local advertising revenue increased $0.5 million, or 2.6%; political and issue advertising revenue increased $0.4 million, or 49.6%; and retransmission revenue increased $0.4 million, or 24.1%.  Political and issue advertising revenue increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the political battles in Wisconsin and Nevada.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue increases in a number of categories, specifically automotive, political, communications, and furniture and electronics, partially offset by decreases in the supermarkets and medical categories.  Automotive advertising revenue represented 18.8% of television advertising revenue in the first quarter of 2012 compared to 18.0% in the first quarter of 2011.  Automotive advertising revenue was $5.6 million in the first quarter of 2012, an increase of $0.7 million, or 14.3%, compared to $4.9 million in the first quarter of 2011.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $0.4 million in both the first quarter of 2012 and the first quarter of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations were $3.8 million in both the first quarter of 2012 and the first quarter of 2011.  Total television expenses in the first quarter of 2012 increased $2.0 million, or 8.3%, compared to the first quarter of 2011 primarily due to increases in employee related expenses, network fees, and depreciation.  Throughout 2012, we intend to selectively add back expense to invest in our employees, programming, and promoting our products.

Revenue from our radio stations in the first quarter of 2012 was $14.9 million, an increase of $0.3 million, or 1.5%, compared to $14.6 million in the first quarter of 2011, which included $0.5 million of revenue related to the Green Bay Packers postseason games and Super Bowl victory.  We experienced revenue increases in six of our eight radio markets.  Local advertising revenue was $12.9 million in both the first quarter of 2012 and the first quarter of 2011.  Compared to the first quarter of 2011, national advertising revenue increased $0.3 million, or 18.3%.  Political and issue advertising revenue was $0.1 million in both the first quarter of 2012 and the first quarter of 2011.  Our radio stations experienced revenue increases in a number of categories, specifically automotive and entertainment, partially offset by decreases in the restaurant, medical, and building and hardware categories.  Automotive advertising represented 16.2% of radio advertising revenue in the first quarter of 2012 compared to 14.2% in the first quarter of 2011.  Automotive advertising revenue was $2.4 million in the first quarter of 2012, an increase of $0.3 million, or 14.3%, compared to $2.1 million in the first quarter of 2011.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $0.4 million in both the first quarter of 2012 and the first quarter of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the first quarter of 2012 were $2.9 million, an increase of $0.7 million, or 29.2%, compared to $2.2 million in the first quarter of 2011.  The increase in operating earnings was primarily due to an increase in advertising revenue, partially offset by the impact from the decrease in expenses.  Total radio expenses decreased $0.4 million, or 3.4%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a charge recorded in 2011 for the expected loss from the broadcast rights fee of a sports contract that more than offset increases in employee related costs in 2012.  Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promoting our products.

Publishing

Revenue from publishing in the first quarter of 2012 was $38.0 million, a decrease of $3.8 million, or 9.0%, compared to $41.8 million in the first quarter of 2011.  Operating earnings from publishing were $0.7 million in the first quarter of 2012, a decrease of $1.1 million, or 59.2%, compared to $1.8 million in the first quarter of 2011.

Index

The following table presents our publishing revenue by category and operating earnings for the first quarter of 2012 and the first quarter of 2011:

	2012			2011
		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$11.7	$3.2	$14.9	$12.8	$4.4	$17.2	(13.9)%
Classified	3.6	0.6	4.2	4.3	0.8	5.1	(18.4)
National	0.8	--	0.8	1.1	--	1.1	(28.6)
Direct marketing	--	--	--	0.1	--	0.1	N/A
Total advertising revenue	16.1	3.8	19.9	18.3	5.2	23.5	(15.7)
Circulation revenue	12.3	0.4	12.7	12.5	0.5	13.0	(2.0)
Other revenue	4.6	0.8	5.4	4.6	0.7	5.3	3.1
Total revenue	$33.0	$5.0	$38.0	$35.4	$6.4	$41.8	(9.0)%

Operating earnings (loss)	$0.9	$(0.2)	$0.7	$2.0	$(0.2)	$1.8	(59.2)%

Advertising revenue accounted for 52.2% of total publishing revenue in the first quarter of 2012 compared to 56.3% in the first quarter of 2011.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper, total volume is down; however, the average rate per inch for ROP advertising is up year-over-year, mainly due to reduced spending from lower rate business.

Retail advertising revenue in the first quarter of 2012 was $14.9 million, a decrease of $2.3 million, or 13.9%, compared to $17.2 million in the first quarter of 2011.  The $1.1 million decrease in retail advertising revenue at our daily newspaper was primarily due to decreases in the finance/insurance, communications, food and entertainment, and building categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $1.2 million decrease in retail advertising revenue at our community newspapers and shoppers was primarily due to revenue decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011 and decreases in the automotive, retail and real estate categories.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the current economic environment and the ongoing secular trend of classified advertising transitioning to the internet, our publishing businesses experienced a decrease in ROP classified advertising revenue in the first quarter of 2012 compared to the first quarter of 2011.  Classified advertising revenue in the first quarter of 2012 was $4.2 million, a decrease of $0.9 million, or 18.4%, compared to $5.1 million in the first quarter of 2011.  At our daily newspaper, classified advertising revenue decreased $0.7 million, or 17.1%, in the first quarter of 2012 compared to the first quarter of 2011.  The decrease was led by automotive and employment categories, which decreased $0.6 million, or 26.7%.

The total decrease in retail and classified automotive ROP and online advertising at our daily newspaper in the first quarter of 2012 was $0.4 million, or 31.5%, compared to the first quarter of 2011.  Total retail and classified interactive advertising revenue at our daily newspaper was $2.6 million in both the first quarter of 2012 and 2011.  Interactive advertising revenue is reported in the retail and classified advertising revenue categories.  National advertising revenue was $0.8 million in the first quarter of 2012, a decrease of $0.3 million, or 28.6%, compared to $1.1 million in the first quarter of 2011.  The decrease was primarily due to a decrease in ROP advertising in the health and entertainment category.  Direct marketing revenue, consisting of revenue from the sale of direct mail products of our daily newspaper, was an insignificant amount in the first quarter of 2012 and $0.1 million in the first quarter of 2011.   Circulation revenue accounted for 33.4% of total publishing revenue in the first quarter of 2012 compared to 31.0% in the first quarter of 2011.  Circulation revenue was $12.7 million in the first quarter of 2012 and $13.0 million in the first quarter of 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plants for our community newspapers and shoppers, accounted for 14.4% of total publishing revenue in the first quarter of 2012 compared to 12.7% in the first quarter of 2011.  Other revenue was $5.4 million in the first quarter of 2012, an increase of $0.1 million, or 3.1%, compared to $5.3 million in the first quarter of 2011.  At our daily newspaper, other revenue was $4.6 million in both the first quarter of 2012 and the first quarter of 2011.  At our community newspapers and shoppers business, other revenue was $0.8 million in the first quarter of 2012 and $0.7 million in the first quarter of 2011.

Publishing operating earnings in the first quarter of 2012 were $0.7 million, a decrease of $1.1 million, or 59.2%, compared to $1.8 million in the first quarter of 2011.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $2.7 million, or 6.7%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreased variable expense related to volume and expenses related to the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011, partially offset by an increase in employee benefit costs.  Total newsprint and paper costs for our publishing businesses in the first quarter of 2012 were $3.8 million, a decrease of $0.3 million, or 8.3%, compared to $4.1 million in the first quarter of 2011 due to a 9.9% decrease in newsprint consumption due to the decrease in advertising pages, partially offset by a 2.0% increase in average newsprint pricing per metric ton.

Index

Corporate

Revenue and expense eliminations were $0.1 in the first quarter of 2012 compared to an insignificant amount in the first quarter of 2011.  The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $1.7 million in the first quarter of 2012, a decrease of $0.1 million compared to $1.8 million in the first quarter of 2011.

Other Income and Expense and Taxes

Interest income was insignificant in both the first quarter of 2012 and the first quarter of 2011.  Interest expense was $0.7 million in the first quarter of 2012 compared to $1.1 million in the first quarter of 2011.  The decrease in interest expense was due to the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in the first quarter of 2012 and 2011.

Our effective tax rate was 41.8% in the first quarter of 2012 compared to 38.7% in the first quarter of 2011.  The increase was primarily due to an audit settlement in the first quarter of 2011.

Discontinued Operations

There were no discontinued operations during the first quarter of 2012.  Earnings from discontinued operations, net of income tax expense of $0.2 million, were $0.3 million in the first quarter of 2011.

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

Net Earnings

Our net earnings in the first quarter of 2012 were $2.9 million, a decrease of $0.5 million, or 13.5%, compared to $3.4 million in the first quarter of 2011.  The decrease was due to the decrease in operating earnings from continuing operations for the reasons described above and the increase in the provision for income taxes, partially offset by the decrease in the interest expense.

Earnings per Share for Class A and B Common Stock

In the first quarter of 2012 and the first quarter of 2011, basic and diluted net earnings per share of class A and B common stock were $0.05 for both.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.05 for both in the first quarter of 2012 and in the first quarter of 2011.  There were no basic and diluted earnings per share from discontinued operations in the first quarter of 2012 and the first quarter of 2011.

Liquidity and Capital Resources

Our cash balance was $2.2 million as of March 25, 2012.  We believe our expected cash flows from operations and borrowings available under our credit facility of $187.3 million as of March 25, 2012 will meet our current needs.  During the first quarter of 2012, we reduced our notes payable to banks by $3.6 million.  We expect to continue to pay down our notes payable to banks, selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

We have a secured credit facility of $225.0 million that expires on December 2, 2013.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.  At our option, the commitments under the secured credit facility may be increased from time to time to an aggregate amount of incremental commitments not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Index

Our borrowings under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of March 25, 2012 and December 25, 2011, we had borrowings of $37.7 million and $41.3 million, respectively, under our credit facility at a weighted average interest rate of 2.64% and 2.65%, respectively.

Fees in connection with the credit facility of $3.6 million are being amortized over the term of the secured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at March 25, 2012 to be $37.6 million, based on discounted cash flows using an interest rate of 2.90%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $41.0 million, based on discounted cash flows using an interest rate of 3.05%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

As of March 25, 2012, we are in compliance with the financial covenants of the secured credit facility.  The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges.  As of March 25, 2012, we are able to borrow an additional $187.3 million under our secured credit facility.  Our future borrowing capacity is subject to change.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of March 25, 2012, our interest coverage ratio was 20.35-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

We have $2.5 million of standby letters of credit for business insurance purposes.

On January 1, 2011, we permanently suspended our qualified defined benefit pension plan and permanently ceased all benefit accruals under the plan for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals.  We also permanently suspended the unfunded non-qualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.  We fund our defined pension plan at the minimum amount required by the Pension Protection Act of 2006.  In addition to making regular contributions to our unfunded non-qualified plan, we contributed $1.4 million to our qualified defined benefit pension plan in April 2012.  Based upon current assumptions and projections, we expect to contribute an additional $2.8 million to the qualified defined benefit pension plan in 2012, and $40.3 million over the next ten years.  These projected contributions may change due to changes in assumptions or legislation.

Index

Our liability for separation benefits of $1.1 million as of March 25, 2012 will be paid during the next two years.  The ongoing activity of our liability for separation benefits during the first quarter of 2012 was as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	March 25, 2012
	(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.8	$--	$(0.7)	$1.1
Total	$1.8	$--	$(0.7)	$1.1

Dividends

Since April 2009, our board of directors has suspended dividends on our class A and class B shares.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share each quarter must be paid prior to the payment of any future dividends on our class A and class B shares.  As of May 4, 2012, we had $5.6 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Cash Flow

Continuing Operations

During the past two years, we primarily used our cash to reduce our notes payable to banks.  We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.  In the first quarter of 2012, we reduced our notes payables to banks by $3.6 million while selectively adding back expense to invest in our employees, programming and products.

Cash provided by operating activities was $8.3 million in the first quarter of 2012 compared to $3.5 million in the first quarter of 2011.  The increase was primarily due to decreased income tax payments and payments related to our executive incentive compensation plan and other performance based plans related to our 2011 results.

Cash used for investing activities was $2.3 million in the first quarter of 2012 compared to $2.6 million in the first quarter of 2011.  Capital expenditures were $2.8 million in the first quarter of 2012 compared to $2.7 million in the first quarter of 2011.  Our capital expenditures in the first quarter of 2012 were primarily at our broadcasting business for needed improvements at our facilities, high definition equipment and digital content management solutions. We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the first quarter of 2012, the $0.5 million notes receivable from the sale of the Clearwater, Florida based operations of PrimeNet were paid in full.

Cash used for financing activities was $6.2 million in the first quarter of 2012 compared to $1.5 million in the first quarter of 2011.  Borrowings under our credit facility in the first quarter of 2012 were $27.3 million and we made payments of $30.9 million, reflecting a $3.6 million decrease in our notes payable to banks compared to borrowings of $34.7 million and payments of $36.7 million in the first quarter of 2011, reflecting a $2.0 million decrease in our notes payable to banks.  In the first quarter of 2012, we repurchased $2.9 million of our outstanding class A common stock.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the first quarter of 2011, reflecting the sale of real estate holdings of NorthStar.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012.  There has been no impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance for comprehensive income.  The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The other requirements contained in the new standard on comprehensive income must still be adopted.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012 and opted to present the total of comprehensive income in two separate but consecutive statements.

Index

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS).  The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS.  The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance in the first quarter of 2012.  There has been no impact on our consolidated financial statements.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 25, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 25, 2011.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 25, 2011.

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the first quarter ended March 25, 2012:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
				Total Number of	Dollar Value
				Shares Purchased as	Of Shares that May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid Per Share	Or Programs(1)	or Programs(2)

December 26, 2011 to January 22, 2012	--		--	1,100,695	$40,892,573
January 23 to February 19, 2012	50,579	(3)	$4.87	1,100,695	$40,892,573
February 20 to March 25, 2012	632,304	(4)	$5.02	1,677,710	$37,982,853

(1)	Represents shares of our class A common stock.

(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.

(3)
Represents 50,579 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

(4)
Represents 55,289 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan and 577,015 shares of our class A common stock purchased under our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

(10.1)	Amendment to the amended and restated Employment Agreement, effective as of March 19, 2012, between Journal Communications, Inc. and Steven J. Smith.

(10.2)	Form of Performance Unit Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan.

(10.3)	Form of Performance Unit Award Certificate with Retirement Acceleration under the Journal Communications, Inc. 2007 Omnibus Incentive Plan.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following material from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, formatted in XBRL (Extensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Balance Sheets at March 25, 2012 and December 25, 2011; (ii) the Unaudited Condensed Consolidated Statements of Operations for the First Quarters Ended March 25, 2012 and March 27, 2011; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the First Quarter Ended March 25, 2012 and March 27, 2011; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Quarter Ended March 25, 2012; (v) the Unaudited Condensed Consolidated Statement of Equity for the Quarter Ended March 27, 2011; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Quarter Ended March 25, 2012 and March 27, 2011; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements (block tagging only), furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: May 4, 2012	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: May 4, 2012	/s/ Andre J. Fernandez
Andre J. Fernandez, President and Chief Financial Officer