Form 10-Q
period 2012-06-24
JOURNAL COMMUNICATIONS INC
filed 2012-08-03
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 24, 2012
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
Yes☒ No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2012:

Class	Outstanding at July 27, 2012
Class A Common Stock	43,549,765
Class B Common Stock	6,996,679
Class C Common Stock	3,264,000

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 24, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,251	$2,418
Investments of variable interest entity	500	500
Receivables, net	54,779	56,695
Inventories, net	2,836	1,766
Prepaid expenses and other current assets	4,653	3,877
Syndicated programs	2,369	2,822
Deferred income taxes	3,033	3,593
TOTAL CURRENT ASSETS	70,421	71,671

Property and equipment, at cost, less accumulated depreciation of $249,172 and $239,725, respectively	162,589	168,200
Syndicated programs	4,270	4,457
Goodwill	8,670	8,670
Broadcast licenses	81,547	81,547
Other intangible assets, net	20,451	21,400
Deferred income taxes	51,934	57,236
Other assets	4,124	4,544
TOTAL ASSETS	$404,006	$417,725

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,467	$20,516
Accrued compensation	11,505	11,888
Accrued employee benefits	6,634	6,217
Deferred revenue	15,796	14,662
Syndicated programs	2,799	3,436
Accrued income taxes	1,767	2,740
Other current liabilities	6,483	6,093
Current portion of long-term liabilities	239	382
TOTAL CURRENT LIABILITIES	66,690	65,934

Accrued employee benefits	87,823	90,176
Syndicated programs	4,740	5,527
Long-term notes payable to banks	21,360	41,305
Other long-term liabilities	9,558	8,595
Equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares outstanding at June 24, 2012 and December 25, 2011	-	-
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding: 3,264,000 shares at June 24, 2012 and December 25, 2011	33	33
Class B - authorized 120,000,000 shares; issued and outstanding: 7,147,815 shares at June 24, 2012 and 7,214,374 shares at December 25, 2011	66	66
Class A - authorized 170,000,000 shares; issued and outstanding: 43,375,341 shares at June 24, 2012 and 43,778,922 shares at December 25, 2011	434	438
Additional paid-in capital	254,831	257,552
Accumulated other comprehensive loss	(52,212)	(52,982)
Retained earnings (deficit)	9,519	(83)
Total Journal Communications, Inc. shareholders' equity	212,671	205,024
Noncontrolling interest	1,164	1,164
TOTAL EQUITY	213,835	206,188
TOTAL LIABILITIES AND EQUITY	$404,006	$417,725

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenue:
Broadcasting	$54,542	$46,083	$98,916	$88,192
Publishing	41,053	44,119	79,074	85,919
Corporate eliminations	(88)	(100)	(217)	(148)
Total revenue	95,507	90,102	177,773	173,963

Operating costs and expenses:
Broadcasting	22,970	22,069	45,396	44,004
Publishing	26,354	27,273	52,506	54,918
Corporate eliminations	(88)	(100)	(217)	(148)
Total operating costs and expenses	49,236	49,242	97,685	98,774

Selling and administrative expenses	32,811	29,369	60,888	57,690
Total operating costs and expenses and selling and administrative expenses	82,047	78,611	158,573	156,464

Operating earnings	13,460	11,491	19,200	17,499

Other income and (expense):
Interest income	6	20	11	38
Interest expense	(684)	(928)	(1,417)	(2,008)
Total other income and (expense)	(678)	(908)	(1,406)	(1,970)

Earnings from continuing operations before income taxes	12,782	10,583	17,794	15,529

Provision for income taxes	5,171	4,442	7,264	6,354

Earnings from continuing operations	7,611	6,141	10,530	9,175

Earnings from discontinued operations, net of $0, $0, $0 and $221 applicable income tax provision, respectively	-	-	-	341

Net earnings	$7,611	$6,141	$10,530	$9,516

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.13	$0.10	$0.18	$0.15
Discontinued operations	-	-	-	0.01
Net earnings	$0.13	$0.10	$0.18	$0.16

Diluted - Class A and B common stock:
Continuing operations	$0.13	$0.10	$0.18	$0.15
Discontinued operations	-	-	-	0.01
Net earnings	$0.13	$0.10	$0.18	$0.16

Basic and diluted - Class C common stock:
Continuing operations	$0.28	$0.24	$0.46	$0.43
Discontinued operations	-	-	-	0.01
Net earnings	$0.28	$0.24	$0.46	$0.44

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Net earnings	$7,611	$6,141	$10,530	$9,516

Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax of $250, $128, $501 and $255, respectively	386	197	770	394

Comprehensive income	$7,997	$6,338	$11,300	$9,910

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Two Quarters Ended June 24, 2012
(in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	Total

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$206,188

Net earnings							2,919		2,919
Comprehensive income						384			384

Class C dividends declared ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants			3		15				18
Employee stock purchase plan					148				148
Shares purchased and retired				(6)	(2,926)				(2,932)
Shares withheld from employees for tax withholding			(1)		(507)				(508)
Stock-based compensation					278				278
Income tax benefits from vesting of restricted stock					255				255

Balance at March 25, 2012	-	33	66	434	254,815	(52,598)	2,372	1,164	206,286

Net earnings							7,611		7,611
Comprehensive income						386			386

Class C dividends declared ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(1)	1					-
Stock grants			1		309				310
Shares purchased and retired				(1)	(632)				(633)
Shares withheld from employees for tax withholding					(8)				(8)
Stock-based compensation					350				350
Income tax benefits from vesting of restricted stock					(3)				(3)

Balance at June 24, 2012	$-	$33	$66	$434	$254,831	$(52,212)	$9,519	$1,164	$213,835

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Two Quarters Ended June 26, 2011
 (in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-	Treasury
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling	Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375
Comprehensive income						197				197

Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan					181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of restricted stock					368					368

Balance at March 27, 2011	-	33	156	443	260,698	(32,098)	90,679	1,164	(108,715)	212,360

Net earnings							6,141			6,141
Comprehensive income						197				197
Class C dividends declared ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			1		432					433
Shares withheld from employees for tax withholding					(13)					(13)
Stock-based compensation					285					285

Balance at June 26, 2011	$-	$33	$153	$447	$261,402	$(31,901)	$96,356	$1,164	$(108,715)	$218,939

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 24, 2012	June 26, 2011
Cash flow from operating activities:
Net earnings	$10,530	$9,516
Less earnings from discontinued operations	-	341
Earnings from continuing operations	10,530	9,175
Adjustments for non-cash items:
Depreciation	10,665	10,788
Amortization	949	784
Provision for doubtful accounts	141	411
Deferred income taxes	5,613	5,962
Non-cash stock-based compensation	956	1,000
Net (gain) loss from disposal of assets	16	(238)
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	1,291	4,121
Inventories	(1,070)	(382)
Accounts payable	951	(2,535)
Other assets and liabilities	(2,828)	(11,577)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,214	17,509

Cash flow from investing activities:
Capital expenditures for property and equipment	(5,134)	(5,405)
Proceeds from sales of assets	36	73
Proceeds from sale of business	484	745
NET CASH USED FOR INVESTING ACTIVITIES	(4,614)	(4,587)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	46,670	53,396
Payments on long-term notes payable to banks	(66,615)	(67,001)
Principal payments under capital lease obligations	(177)	(171)
Proceeds from issuance of common stock, net	134	163
Income tax benefits from vesting of restricted stock	289	430
Redemption of common stock, net	(3,068)	-
NET CASH USED FOR FINANCING ACTIVITIES	(22,767)	(13,183)

Cash flow from discontinued operations:
Net operating activities	-	(223)
Net investing activities	-	823
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(167)	339

Cash and cash equivalents:
Beginning of year	2,418	2,056
At June 24, 2012 and June 26, 2011	$2,251	$2,395

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings in the first quarter of 2011 has been reflected as discontinued operations in our condensed consolidated statements of operations.  The balance sheet at December 25, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the second quarter and two quarters ended June 24, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 30, 2012.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2011.

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

3	ACCOUNTING REVISIONS

Certain prior quarter amounts have been revised to conform to the proper presentation.  These are primarily related to the allocation of employee benefit related expenses for our broadcasting business.  These costs were previously reported in operating costs and expenses and are now correctly allocated between operating costs and expenses and selling and administrative expenses.

The following table sets forth operating costs and expenses and selling and administrative expenses for the first quarter of 2012 as previously reported and revised to conform to the proper presentation:

	March 25, 2012 As Revised	March 25, 2012 As Previously Reported
Operating costs and expenses:
Broadcasting	$22,426	$23,033
Publishing	26,152	26,152
Corporate eliminations	(129)	(129)
Total operating costs and expenses	$48,449	$49,056

Selling and administrative expenses	$28,077	$27,470

4	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012.  There is not expected to be an impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance for comprehensive income.  The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The other requirements contained in the new standard on comprehensive income must still be adopted by the FASB. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the first quarter of 2012 and opted to present the total of comprehensive income in two separate but consecutive statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	NEW ACCOUNTING STANDARDS continued

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS).  The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS.  The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance in the first quarter of 2012.  There has been no material impact on our consolidated financial statements.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share under the two-class method:

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings form continuing operations	$7,611	$6,141	$10,530	$9,175
Less dividends declared:
Class A and B	-	-	-	-
Class C	464	464	928	928
Non-vested restricted stock	-	-	-	-

Total undistributed earnings from continuing operations	$7,147	$5,677	$9,602	$8,247

Undistributed earnings from continuing operations:
Class A and B	$6,670	$5,269	$8,946	$7,650
Class C	435	335	581	487
Non-vested restricted stock	42	73	75	110
Total undistributed earnings from continuing operations	$7,147	$5,677	$9,602	$8,247

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$-	$-	$-	$-
Class A and B undistributed earnings	6,670	5,269	8,946	7,650
Numerator for basic earnings from continuing operations per class A and B common stock	$6,670	$5,269	$8,946	$7,650

Numerator for basic earnings from continuing operations per class C common stock:
Dividends on class C	$464	$464	$928	$928
Class C undistributed earnings	435	335	581	487
Numerator for basic earnings from continuing operations per class C common stock	$899	$799	$1,509	$1,415

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,023	51,318	50,190	51,222
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from continuing operations:
Class A and B	$0.13	$0.10	$0.18	$0.15
Class C	$0.28	$0.24	$0.46	$0.43

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:

Total undistributed earnings from discontinued operations	$-	$-	$-	$341
Undistributed earnings from discontinued operations:
Class A and B	$-	$-	$-	$316
Class C	-	-	-	20
Non-vested restricted stock	-	-	-	5

Total undistributed earnings from discontinued operations	$-	$-	$-	$341

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,023	51,318	50,190	51,222
Class C	3,264	3,264	3,264	3,264

Basic earnings per share from discontinued operations:
Class A and B	$-	$-	$-	$0.01
Class C	$-	$-	$-	$0.01

Numerator for basic net earnings for each class of common stock:
Net earnings	$7,611	$6,141	$10,530	$9,516
Less dividends declared:
Class A and B	-	-	-	-
Class C	464	464	928	928
Non-vested restricted stock	-	-	-	-
Total undistributed net earnings	$7,147	$5,677	$9,602	$8,588

Undistributed net earnings:
Class A and B	$6,670	$5,269	$8,946	$7,966
Class C	435	335	581	507
Non-vested restricted stock	42	73	75	115
Total undistributed net earnings	$7,147	$5,677	$9,602	$8,588

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-	$-	$-	$-
Class A and B undistributed net earnings	6,670	5,269	8,946	7,966

Numerator for basic net earnings per class A and B common stock	$6,670	$5,269	$8,946	$7,966

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Numerator for basic net earnings per class C common stock:
Dividends on class C	$464	$464	$928	$928
Class C undistributed net earnings	435	335	581	507

Numerator for basic net earnings per class C common stock	$899	$799	$1,509	$1,435

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,023	51,318	50,190	51,222
Class C	3,264	3,264	3,264	3,264

Basic net earnings per share:
Class A and B	$0.13	$0.10	$0.18	$0.16
Class C	$0.28	$0.24	$0.46	$0.44

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.  For the second quarter and two quarters of 2012, 574 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  For the second quarter and two quarters of 2011, 707 non-vested restricted class B common shares are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-	$-	$-

Total undistributed earnings from continuing operations	6,670	5,269	8,946	7,650

Total undistributed earnings from discontinued operations	-	-	-	316
Net earnings	$6,670	$5,269	$8,946	$7,966

Denominator for diluted net earnings per share:
Weighted average shares outstanding	50,023	51,318	50,190	51,222

Diluted earnings per share:
Continuing operations	$0.13	$0.10	$0.18	$0.15
Discontinued operations	-	-	-	0.01
Net earnings	$0.13	$0.10	$0.18	$0.16

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

6	VARIABLE INTEREST ENTITY

We have an affiliation agreement with ACE TV, Inc. as part of a local marketing agreement for WACY-TV in Appleton, Wisconsin and rights to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038, pending FCC rule changes or grant of a waiver from existing ownership rules.  In May 2012, we filed an application with the FCC for a failed station waiver, which is pending approval.  Based on our power to direct certain activities and our contractual right to acquire the broadcast license, we have determined that ACE TV, Inc. is a VIE and that we are the primary beneficiary of the variable interests of WACY-TV.  As a result, we have consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consists primarily of a broadcast license and investments.  The investments of ACE TV, Inc. can be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. have no recourse to our general credit.  We have not provided financial or other support that we are not contractually required to provide.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of June 24, 2012 and December 25, 2011 consisted of the following:

	June 24, 2012	December 25, 2011

Paper and supplies	$2,889	$1,778
Work in process	30	33
Less obsolescence reserve	(83)	(45)
Inventories, net	$2,836	$1,766

8	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multiple Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at June 24, 2012 and December 25, 2011 was $1,974 and $1,870, respectively.

We received a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments are due monthly and the principal balance of the note is due on September 25, 2014.  Principal payments totaling $50 were received in 2011 and 2010.  The note receivable balance at June 24, 2012 and December 25, 2011 was $400.  This note receivable is reported in other assets in the consolidated balance sheets.  Management monitors the level of payment activity and, to date, all monthly interest-only payments have been received on time and in full.  We believe that we will collect the amount owed to us.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of June 24, 2012.

Amortization expense was $568 and $949 for the second quarter and two quarters ended June 24, 2012, respectively and $392 and $784 for the second quarter and two quarters ended June 26, 2011, respectively.  Estimated amortization expense for our next five fiscal years is $1,485 for 2012, $1,367 for 2013, $1,273 for 2014, $1,263 for 2015 and $1,263 for 2016.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 24, 2012 and December 25, 2011 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 24, 2012
Network affiliation agreements	$26,930	$(8,842)	$18,088
Customer lists	5,952	(5,008)	944
Non-compete agreements	10,120	(10,103)	17
Other	3,824	(2,422)	1,402
Total	$46,826	$(26,375)	$20,451

December 25, 2011
Network affiliation agreements	$26,930	$(8,129)	$18,801
Customer lists	5,952	(4,862)	$1,090
Non-compete agreements	10,120	(10,095)	$25
Other	3,824	(2,340)	$1,484
Total	$46,826	$(25,426)	$21,400

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses was $81,547 as of June 24, 2012 and December 25, 2011.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
There were no changes in the carrying amount of goodwill for the two quarters ended June 24, 2012.  As of June 24, 2012, we have $3,857 of goodwill recorded at our community newspapers and shoppers reporting unit and $4,813 of goodwill recorded at our broadcasting reporting unit.  We do not believe either of these reporting units is at risk for failing the step one impairment test in accordance with the FASB’s guidance for accounting for goodwill and intangible assets.

10	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the second quarter and two quarters of 2012, we recorded pre-tax charges of $1,025 and $1,063, respectively, for workforce separation benefits in our publishing operations.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the two quarters of 2012 is as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	June 24, 2012

Daily newspaper	$1,733	$1,052	$(1,154)	$1,631
Community newspapers and shoppers	47	11	(54)	4
Total	$1,780	$1,063	$(1,208)	$1,635

Index

11	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as in approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2008 through 2010 tax returns are open for federal purposes, and our 2007 through 2010 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

As of June 24, 2012, our liability for unrecognized tax benefits was $885, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of June 24, 2012, we had $303 accrued for interest expense and penalties.  During the second quarter of 2012, we recognized $11 in interest expense.

As of June 24, 2012, it is possible for $288 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

12	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of June 24, 2012, our potential obligation pursuant to the guarantee was $813, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

13	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Service cost	$-	$-	$-	$-
Interest cost	1,894	1,962	3,788	3,925
Expected return on plan assets	(2,113)	(2,398)	(4,227)	(4,797)
Amortization of:
Unrecognized prior service cost	(2)	(2)	(5)	(5)
Unrecognized net loss	509	245	1,019	490
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$288	$(193)	$575	$(387)

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the second quarter of 2012, we contributed $1,384 to our qualified defined benefit pension plan.  Based on current projections, we expect to contribute an additional $2,816 to our qualified defined benefit pension plan in the second half of 2012.  We expect to contribute $489 to our unfunded non-qualified pension plan in 2012.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

13	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Service cost	$4	$14	$7	$27
Interest cost	157	206	315	413
Amortization of:
Unrecognized prior service cost	(54)	(55)	(109)	(110)
Unrecognized net loss	47	-	94	-
Unrecognized net transition obligation	136	138	272	275
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$290	$303	$579	$605

14	NOTES PAYABLE TO BANKS

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

Our borrowings under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of June 24, 2012 and December 25, 2011, we had borrowings of $21,360 and $41,305, respectively, under our credit facility at a weighted average interest rate of 2.60% and 2.65%, respectively.

Fees in connection with the credit facility of $3,551 are being amortized over the term of the secured credit facility using the straight-line method.

We estimate the fair value of our secured credit facility at June 24, 2012 to be $21,359, based on discounted cash flows using an interest rate of 2.60%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $40,988, based on discounted cash flows using an interest rate of 3.05%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains losses on asset disposals and non-cash charges.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

15	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of June 24, 2012 there are 2,469,786 shares available for issuance under the 2007 Plan.

During the second quarter and two quarters ended June 24, 2012 we recognized $669 and $974, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 24, 2012 was $271 and $397, respectively.  During the second quarter and two quarters ended June 26, 2011, we recognized $727 and $1,019, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 26, 2011 was $305 and $417, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of June 24, 2012, total unrecognized compensation cost related to stock-based compensation awards was $2,215, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.3 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

Stock grants
The compensation committee of our board of directors has granted class B common stock to employees and non-employee directors under our 2007 Plan.  Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined.  Such restrictions could have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals.  We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date.

A summary of stock grant activity during the two quarters of 2012 is:

	Shares	Weighted Average Fair Value

Non-vested at December 25, 2011	657,275	$3.89
Granted	240,927	4.92
Vested	(397,995)	3.02
Forfeited	(3,000)	4.91
Non-vested at June 24, 2012	497,207	5.07

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total fair value of shares vesting during the two quarters of 2012 was $1,203.  There was an aggregate of 331,570 unrestricted and non-vested restricted stock grants issued to our non-employee directors (88,570 shares) and employees (243,000 shares) in the two quarters of 2011 at a weighted average fair value of $5.73 per share, of which 167,491 of the non-vested restricted shares have since vested.

Performance units
In the first quarter of 2012, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over the 2012 to 2014 fiscal year performance period.  We value performance unit awards at the closing market price of our class A common stock on the grant date.  In the first quarter of 2012, we granted 76,700 performance units at a weighted average fair value of $5.59. The actual number of performance units that vest will be determined at the end of the three year performance period. As of June 24, 2012, 76,700 performance units remain unvested.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

15	STOCK-BASED COMPENSATION continued

Stock appreciation rights
A stock appreciation right, or SAR, is an award granted under our 2007 Plan and represents the right to receive an amount equal to the excess of the fair value of a share of our class B common stock on the exercise date over the base value of the SAR, which shall not be less than the fair value of a share of our class B common stock on the grant date.  Each SAR is settled only in shares of our class B common stock.  The term during which any SAR may be exercised is 10 years from the grant date, or such shorter period as determined by the compensation committee of our board of directors.

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

A summary of SAR activity during the two quarters of 2012 is:

			Weighted
			Average
		Weighted	Contractual Term
		Average	Remaining
	SARS	Exercise Price	(years)

December 25, 2011
Outstanding and exercisable	1,083,207	$10.71	5.6

June 24, 2012
Outstanding and exercisable	1,083,207	$10.71	5.1

All SARs have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the second quarter of 2012 is zero because the fair market value of our class B common stock on June 24, 2012 was lower than the weighted average exercise price of the SARs.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 32,626 class B common shares sold to employees under this plan in the two quarters of 2012 at a weighted average fair value of $3.96.  As of June 24, 2012, there are 2,230,997 shares available for sale under the plan.

16	DISCONTINUED OPERATIONS

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	DISCONTINUED OPERATIONS continued

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable income taxes in the condensed consolidated statement of operations for the second quarter and two quarters ended June 24, 2012 and June 26, 2011:

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Revenue	$-	$-	$-	$-
Earnings before income taxes	$-	$-	$-	$562

17	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 33 radio stations and 13 television stations in 12 states and the operation of a television station and two radio stations under local marketing agreements.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community newspapers and shoppers in Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the second quarter and two quarters ended June 24, 2012 and June 26, 2011 and identifiable total assets as of June 24, 2012 and December 25, 2011:

	Second Quarter Ended		Two Quarters Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Revenue
Broadcasting	$54,542	$46,083	$98,916	$88,192
Publishing	41,053	44,119	79,074	85,919
Corporate eliminations	(88)	(100)	(217)	(148)
	$95,507	$90,102	$177,773	$173,963

Operating earnings (loss)
Broadcasting	$13,129	$8,343	$19,838	$14,318
Publishing	2,413	5,347	3,157	7,172
Corporate	(2,082)	(2,199)	(3,795)	(3,991)
	$13,460	$11,491	$19,200	$17,499

Depreciation and amortization
Broadcasting	$3,293	$3,049	$6,377	$6,015
Publishing	2,434	2,624	4,906	5,256
Corporate	166	155	331	301
	$5,893	$5,828	$11,614	$11,572

Capital expenditures
Broadcasting	$1,789	$2,430	$4,307	$4,570
Publishing	278	212	370	578
Corporate	220	107	457	257
	$2,287	$2,749	$5,134	$5,405

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

17	SEGMENT REPORTING continued

	June 24, 2012	December 25, 2011
Identifiable total assets
Broadcasting	$255,817	$262,216
Publishing	107,495	113,236
Corporate & discontinued operations	40,694	42,273
	$404,006	$417,725

18	SUBSEQUENT EVENTS

On June 25, 2012, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting business, closed on the purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation. The purchase price of $11,730 was funded from our secured credit facility.  Following the closing, we own five radio stations in Tulsa, Oklahoma.  The broadcasting business operated KHTT-FM and KBEZ-FM under a local marketing agreement during the second quarter of 2012.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the second quarter and two quarters ended June 24, 2012, including the notes thereto.

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

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 35 radio stations and 13 television stations in 12 states and the operation of a television station under a local marketing agreement (LMA).  Our radio stations include two radio stations in Tulsa, Oklahoma that we purchased on June 25, 2012.  The stations were previously operated under a LMA during the second quarter of 2012.  Results from our interactive media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community newspapers and shoppers in Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the broadcast industry is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The expected increased ratings during the Olympic time period, which falls during the third quarter of 2012, provides us the opportunity to sell advertising at premium rates.

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

Revenue from our broadcasting businesses increased $8.4 million in the second quarter of 2012 compared to the second quarter of 2011. This is primarily due to a $4.8 million increase in political and issue advertising revenue, a $1.6 million increase in national advertising revenue, a $1.0 million increase in local advertising revenue, a $0.7 million increase in retransmission revenue, and a $0.3 million increase in other revenue.  The increase in national advertising revenue was driven by the media, auto and financial categories.  The increase in local advertising revenue was driven by the automotive, supermarkets and financial categories.  Total expenses from our broadcasting business increased $3.6 million, or 9.7%, in the second quarter of 2012 compared to the second quarter of 2011, primarily due to an increase in employee related costs, contractual increases in network affiliation fees, LMA fees and acquisition expenses.  These increases were partially offset by credits related to our radio music license fees.  Operating earnings from our broadcasting business increased $4.8 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to an increase in advertising revenue, partially offset by an increase in operating expenses.  Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

In the second quarter of 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Retail advertising revenue decreased $1.7 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to a decrease in ROP and preprint advertising at the daily newspaper from the finance/insurance, food and entertainment, and building categories.  The sale of the Florida-based community newspapers and shoppers in the second and third quarters of 2011 accounted for $1.0 million of the year-over-year decline.  Classified advertising revenue also decreased in the second quarter of 2012 by $1.2 million compared to the second quarter of 2011.  The largest declines were in the automotive and employment categories at the daily newspaper, combined with $0.1 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in the second and third quarters of 2011.  Publishing digital advertising revenue of $3.1 million increased 1.6%, primarily due to increases in retail sponsorships and other revenue; partially offset by declines in classified advertising revenue.  National advertising revenue decreased $0.4 million in the second quarter of 2012 due to a decrease in ROP advertising in the health and business services categories.  In the first quarter of 2012, the Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website.  Integrated into the launch of the “JS Everywhere” subscription was a price increase to our home delivery subscribers, who gain full access to all digital products, including the new iPad app, mobile app and jsonline.com, with their subscription fee. This contributed to a circulation revenue increase of $0.5 million in the second quarter of 2012 compared to the second quarter of 2011.  At our daily newspaper, commercial delivery revenue was essentially flat year over year. Commercial printing revenue decreased $0.2 million in the second quarter of 2012 compared to the second quarter of 2011, driven by volume declines.  Total expenses at our publishing businesses decreased $0.1 million in the second quarter of 2012 compared to the second quarter of 2011 primarily due to expense savings from previous workforce reduction charges and other cost savings that offset the workforce reduction charges in 2012 and increases in employee benefit expenses.  Operating earnings at our publishing businesses decreased $3.0 million in the second quarter of 2012 compared to the second quarter of 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue, combined with increased workforce reduction charges and employee benefit expenses.

Index

Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement at our broadcasting business, persistent high unemployment, lack of strong economic growth and continued economic uncertainty in an election year temper our optimism.  In the short-term, we do expect to see increased revenue from political and issue advertising and Olympic related advertising.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2011 or prior years given the secular changes affecting the newspaper industry.

In the second half of 2012, we will seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses which we expect to positively impact revenue, and look for new acquisition opportunities within broadcast.  Our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.  The purchase of two radio stations in Tulsa, Oklahoma is consistent with one of our strategic goals of creating additional broadcast scale in existing markets.

Results of Operations

Second Quarter Ended June 24, 2012 compared to the Second Quarter Ended June 26, 2011

Our consolidated revenue in the second quarter of 2012 was $95.5 million, an increase of $5.4 million, or 6.0%, compared to $90.1 million in the second quarter of 2011.  Our consolidated operating costs and expenses in the second quarter of 2012 and the second quarter of 2011 were $49.2 million.  Our consolidated selling and administrative expenses in the second quarter of 2012 were $32.8 million, an increase of $3.4 million, or 11.7%, compared to $29.4 million in the second quarter of 2011.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2012 and the second quarter of 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$54.5	57.1%	$46.1	51.1%
Publishing	41.1	43.0	44.1	49.0
Corporate eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total revenue	95.5	100.0	90.1	100.0

Total operating costs and expenses	49.2	51.5	49.2	54.6
Selling and administrative expense	32.8	34.4	29.4	32.6

Total operating costs and expenses and selling and administrative expenses	82.0	85.9	78.6	87.2
Total operating earnings	$13.5	14.1%	$11.5	12.8%

Revenue from our broadcasting businesses increased $8.4 million in the second quarter of 2012 compared to the second quarter of 2011. This is primarily due to a $4.8 million increase in political and issue advertising revenue, a $1.6 million increase in national advertising revenue, a $1.0 million increase in local advertising revenue, a $0.7 million increase in retransmission revenue, and a $0.3 million increase in other revenue.  The increase in national advertising revenue was driven by the media, auto and financial categories.  The increase in local advertising revenue was driven by the automotive, supermarkets and financial categories.  Operating earnings from our broadcasting business increased $4.8 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the increase in advertising revenue, partially offset by an increase in operating expenses.

In the second quarter of 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Retail advertising revenue decreased $1.7 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to a decrease in ROP and preprint advertising at the daily newspaper from the finance/insurance, food and entertainment, and building categories.  The sale of the Florida-based community newspapers and shoppers in the second and third quarters of 2011 accounted for $1.0 million of the year-over-year decline.  Classified advertising revenue also decreased in the second quarter of 2012 by $1.2 million compared to the second quarter of 2011.  Operating earnings at our publishing businesses decreased $3.0 million in the second quarter of 2012 compared to the second quarter of 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue.

Index

The increase in total operating costs and expenses in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to increases in employee related expenses, network affiliation fees and sports rights fees, partially offset by a decrease in newsprint and paper costs. The increase in selling and administrative expenses was primarily due to an increase in employee related expenses, LMA fees, acquisition expenses and workforce reduction charges in our publishing group.

Our consolidated operating earnings were $13.5 million in the second quarter of 2012, an increase of $2.0 million, or 17.1%, compared to $11.5 million in the second quarter of 2011.  The following table presents our operating earnings (loss) by segment for the second quarter of 2012 and the second quarter of 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$13.1	$8.3
Publishing	2.4	5.4
Corporate	(2.0)	(2.2)
Total operating earnings	$13.5	$11.5

The increase in total operating earnings was primarily due to the increase in revenue at our broadcasting business, partially offset by the decrease in revenue at our publishing business and an increase in selling and administrative expenses.

EBITDA in the second quarter of 2012 was $19.4 million, an increase of $2.1 million, or 11.7%, compared to $17.3 million in the second quarter of 2011.  We define EBITDA as net earnings (loss) excluding earnings/loss from discontinued operations, net, provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the second quarter of 2012 and the second quarter of 2011:

	2012	2011
	(dollars in millions)

Net earnings	$7.6	$6.1
Earnings from discontinued operations, net	-	-
Provision for income taxes	5.2	4.5
Total other expense, net	0.7	0.9
Depreciation	5.3	5.4
Amortization	0.6	0.4
EBITDA	$19.4	$17.3

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Index

Broadcasting

Revenue from broadcasting in the second quarter of 2012 was $54.5 million, an increase of $8.4 million, or 18.4%, compared to $46.1 million in the second quarter of 2011.  Operating earnings from broadcasting in the second quarter of 2012 were $13.1 million, an increase of $4.8 million, or 57.4%, compared to $8.3 million in the second quarter of 2011.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2012 and the second quarter of 2011:

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$35.1	$19.4	$54.5	$28.7	$17.4	$46.1	18.4%

Operating earnings	$8.7	$4.4	$13.1	$4.3	$4.0	$8.3	57.4%

Revenue from our television stations in the second quarter of 2012 was $35.1 million, an increase of $6.4 million, or 22.5%, compared to $28.7 million in the second quarter of 2011.  We experienced revenue increases in all of our nine television markets.  Compared to the second quarter of 2011, political and issue advertising revenue increased $4.5 million, or 623.5%; national advertising revenue increased $1.4 million, or 26.2%; retransmission revenue increased $0.6 million, or 30.7%; and other revenue increased $0.3 million, or 101.2%.  Partially offsetting these revenue increases was a decrease in local advertising revenue of $0.4 million, or 2.2%.  Political and issue advertising revenue increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the political activity in Wisconsin, Nevada and Arizona.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically political, automotive, media and financial, partially offset by decreases in the communications, medical and beverages categories.  Automotive advertising revenue represented 16.0% of television advertising revenue in the second quarter of 2012 compared to 15.9% in the second quarter of 2011.  Automotive advertising revenue was $5.6 million in the second quarter of 2012, an increase of $1.0 million, or 23.3%, compared to $4.6 million in the second quarter of 2011.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $0.5 million in the second quarter of 2012 and the second quarter of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the second quarter of 2012 were $8.7 million, an increase of $4.4 million, or 100.5%, compared to $4.3 million in the second quarter of 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total television expenses in the second quarter of 2012 increased $2.0 million, or 8.6%, compared to the second quarter of 2011, primarily due to increases in employee related expenses and network affiliation fees.

Revenue from our radio stations in the second quarter of 2012 was $19.4 million, an increase of $2.0 million, or 11.5%, compared to $17.4 million in the second quarter of 2011.  The increase includes revenue of $0.8 million from the LMA for two Tulsa radio stations acquired early in the third quarter. We experienced revenue increases in six of our eight radio markets.  Compared to the second quarter of 2011, local advertising revenue increased $1.4 million, or 9.5%; political and issue advertising increased $0.3 million, or 168.3%; national advertising increased $0.2 million, or 12.8%; and other revenue increased $0.1 million, or 8.4%.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the automotive, political, other services and retail categories, partially offset by decreases in the building and hardware, beverages, and casino and gambling categories.  Automotive advertising represented 14.7% of radio advertising revenue in the second quarter of 2012 compared to 14.4% in the second quarter of 2011.  Automotive advertising revenue was $2.9 million in the second quarter of 2012, an increase of $0.4 million, or 13.2%, compared to $2.5 million in the second quarter of 2011.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $0.5 million in the second quarter of 2012, an increase of $0.1 million, or 27.3%, compared to $0.4 million in the second quarter of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the second quarter of 2012 were $4.4 million, an increase of $0.4 million, or 10.7%, compared to $4.0 million in the second quarter of 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total radio expenses in the second quarter of 2012 increased $1.6 million, or 11.8%, compared to the second quarter of 2011, primarily due to $0.7 million of expense from the LMA for two Tulsa radio stations acquired early in the third quarter and increases in employee related expenses, LMA fees and acquisition expenses, partially offset by credits related to our radio music license fees.  Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Index

Publishing

Revenue from publishing in the second quarter of 2012 was $41.1 million, a decrease of $3.0 million, or 6.9%, compared to $44.1 million in the second quarter of 2011.  Operating earnings from publishing were $2.4 million in the second quarter of 2012, a decrease of $3.0 million, or 54.9%, compared to $5.4 million in the second quarter of 2011.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2012 and the second quarter of 2011:

	2012			2011

		Community			Community
	Daily	Newspapers		Daily	Newspapers		% Change
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Total
	(dollars in millions)
Advertising revenue:
Retail	$14.3	$3.8	$18.1	$14.6	$5.2	$19.8	(8.5)%
Classified	3.5	0.8	4.3	4.5	1.0	5.5	(21.3)
National	0.8	-	0.8	1.2	-	1.2	(38.8)
Total advertising revenue	18.6	4.6	23.2	20.3	6.2	26.5	(12.6)
Circulation revenue	12.7	0.4	13.1	12.2	0.4	12.6	2.9
Other revenue	4.0	0.8	4.8	4.2	0.8	5.0	(1.9)
Total revenue	$35.3	$5.8	$41.1	$36.7	$7.4	$44.1	(6.9)%

Operating earnings	$2.0	$0.4	$2.4	$4.3	$1.1	$5.4	(54.9)%

Advertising revenue accounted for 56.4% of total publishing revenue in the second quarter of 2012 compared to 60.1% in the second quarter of 2011.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper, and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the second quarter of 2012.

Retail advertising revenue in the second quarter of 2012 was $18.1 million, a decrease of $1.7 million, or 8.5%, compared to $19.8 million in the second quarter of 2011.  The $0.3 million decrease in retail advertising revenue at our daily newspaper was primarily due to a decrease in ROP and preprint advertising in the finance/insurance, food and entertainment, and building categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business.  The $1.4 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011 and decreases in the automotive, retail and real estate advertising categories.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the second quarter of 2012 compared to the second quarter of 2011.  Classified advertising revenue in the second quarter of 2012 was $4.3 million, a decrease of $1.2 million, or 21.3%, compared to $5.5 million in the second quarter of 2011.  At our daily newspaper, classified advertising revenue decreased $1.0 million, or 20.7%, in the second quarter of 2012 compared to the second quarter of 2011.  The revenue decreases were led by the employment and automotive categories, which decreased $0.7 million, or 28.3%.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.2 million, or 23.9%, in the second quarter of 2012 as compared to the second quarter of 2011 due to the continued softness in the classified categories and decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011.

The total decrease in automotive advertising at our daily newspaper in the second quarter of 2012 was $0.2 million, or 16.6%, compared to the second quarter of 2011.  Total retail and classified digital advertising revenue at our daily newspaper was $3.0 million in both the second quarter of 2012 and the second quarter of 2011.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $0.8 million in the second quarter of 2012, a decrease of $0.4 million, or 38.8%, compared to $1.2 million in the second quarter of 2011.  The decrease was primarily due to a decrease in ROP advertising in the health and business services categories.

Circulation revenue accounted for 31.7% of total publishing revenue in the second quarter of 2012 compared to 28.7% in the second quarter of 2011.  Circulation revenue was $13.1 million in the second quarter of 2012, an increase of $0.5 million, or 2.9%, compared to $12.6 million in the second quarter of 2011.  At our daily newspaper, circulation revenue of $12.7 million in the second quarter of 2012 increased $0.5 million compared to $12.2 million in the second quarter of 2011, primarily due to a price increase implemented with our “JS Everywhere” subscription program.  The new JS Everywhere subscription program provides newspaper and digital subscribers access to the new iPad app, mobile app and jsonline.com.  At our community newspapers and shoppers business, circulation revenue was $0.4 million in both the second quarter of 2012 and the second quarter 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers and shoppers, accounted for 11.9% of total publishing revenue in the second quarter of 2012 compared to 11.2% in the second quarter of 2011.  Other revenue was $4.8 million in the second quarter of 2012, a decrease of $0.2 million, or 1.9%, compared to $5.0 million in the second quarter of 2011.  The $0.2 million decrease at our daily newspaper was primarily due to a decrease in commercial printing revenue, partially offset by an increase in commercial delivery revenue as we continue to expand our distribution of other newspapers.  At our community newspapers and shoppers business, other revenue was $0.8 million in both the second quarter of 2012 and the second quarter of 2011.

Publishing operating earnings in the second quarter of 2012 were $2.4 million, a decrease of $3.0 million, or 54.9%, compared to $5.4 million in the second quarter of 2011.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $0.1 million the second quarter of 2012 as compared to the second quarter of 2011.  Total newsprint and paper costs for our publishing businesses in the second quarter of 2012 were $4.2 million, a decrease of $0.3 million, or 5.2%, compared to $4.5 million in the second quarter of 2011 due to a 4.6% decrease in newsprint consumption and 0.4% decrease in average newsprint pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance and revenue and expense eliminations.  The unallocated expenses were $2.1 million in the second quarter of 2012, a decrease of $0.1 million compared to $2.2 million in the second quarter of 2011.  Revenue and expense eliminations were $0.1 million in both the second quarter of 2012 and the second quarter of 2011.

Other Income and Expense and Taxes

Interest income was insignificant in both the second quarter of 2012 and the second quarter of 2011.  Interest expense was $0.7 million in the second quarter of 2012 compared to $0.9 million in the second quarter of 2011.  The decrease in interest expense was due to the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in both the second quarter of 2012 and the second quarter of 2011.

Our effective tax rate was 40.5% in the second quarter of 2012 compared to 42.0% in the second quarter of 2011.  The decrease was primarily due to a state tax law change that resulted in a write-off of a state deferred tax asset in the second quarter of 2011.

Discontinued Operations

There were no earnings from discontinued operations, net of income tax expense, in the second quarter of 2012 or the second quarter of 2011.

Net Earnings

Our net earnings in the second quarter of 2012 were $7.6 million, an increase of $1.5 million, or 23.9%, compared to $6.1 million in the second quarter of 2011.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and the decrease in interest expense, partially offset by the increase in the provision for income taxes.

Index

Earnings per Share for Class A and B Common Stock

In the second quarter of 2012, basic and diluted net earnings per share of class A and B common stock were $0.13 for both.  This compared to $0.10 for both in the second quarter of 2011.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.13 for both in the second quarter of 2012.  This compared to $0.10 for both in the second quarter of 2011.  There were no basic and diluted earnings per share from discontinued operations in the second quarter of 2012 and the second quarter of 2011.

Two Quarters Ended June 24, 2012 compared to the Two Quarters Ended June 26, 2011

Our consolidated revenue in the two quarters of 2012 was $177.8 million, an increase of $3.8 million, or 2.2%, compared to $174.0 million in the two quarters of 2011.  Our consolidated operating costs and expenses in the two quarters of 2012 were $97.7 million, a decrease of $1.1 million, or 1.1%, compared to $98.8 million in the two quarters of 2011.  Our consolidated selling and administrative expenses in the two quarters of 2012 were $60.9 million, an increase of $3.2 million, or 5.5%, compared to $57.7 million in the two quarters of 2011.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2012 and the two quarters of 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$98.9	55.6%	$88.2	50.7%
Publishing	79.1	44.5	85.9	49.4
Corporate eliminations	(0.2)	(0.1)	(0.1)	(0.1)
Total revenue	177.8	100.0	174.0	100.0

Total operating costs and expenses	97.7	54.9	98.8	56.8
Selling and administrative expense	60.9	34.2	57.7	33.1
Total operating costs and expenses and selling and administrative expenses	158.6	89.1	156.5	89.9
Total operating earnings	$19.2	10.8%	$17.5	10.1%

Revenue from our broadcasting businesses increased $10.7 million in the two quarters of 2012 compared to the two quarters of 2011. This is primarily due to a $5.2 million increase in political and issue advertising revenue, a $2.8 million increase in national advertising revenue, a $1.5 million increase in local advertising revenue, a $1.1 million increase in retransmission revenue, and a $0.1 million increase in other revenue.  Operating earnings from our broadcasting business increased $5.5 million in the two quarters of 2012 compared to the two quarters of 2011, primarily due to the increase in advertising revenue.

Revenue from our publishing businesses decreased $6.8 million in the two quarters of 2012 compared to the two quarters of 2011. Retail advertising revenue decreased $4.1 million in the two quarters of 2012 compared to the two quarters of 2011, primarily due to a decrease in ROP and preprint advertising at the daily newspaper from the home improvement, communications, furniture, automotive, finance, food, dining and entertainment and travel categories.  Classified advertising revenue also decreased in the two quarters of 2012 by $2.1 million compared to the two quarters of 2011.  Operating earnings at our publishing businesses decreased $4.1 million in the two quarters of 2012 compared to the two quarters of 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue.

The increase in total operating costs and expenses in the two quarters of 2012 compared to the two quarters of 2011 was primarily due to an increase in employee related expenses and network affiliation fees, partially offset by a decrease in newsprint and paper costs. The increase in selling and administrative expenses was primarily due to employee related expenses, acquisition expenses, and workforce reduction charges in our publishing group.

Index

Our consolidated operating earnings were $19.2 million in the two quarters of 2012, an increase of $1.7 million, or 9.7%, compared to $17.5 million in the two quarters of 2011.  The following table presents our operating earnings (loss) by segment for the two quarters of 2012 and the two quarters of 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$19.8	$14.3
Publishing	3.2	7.2
Corporate	(3.8)	(4.0)
Total operating earnings	$19.2	$17.5

The increase in total operating earnings was primarily due to the increase in revenue at our broadcasting business and the decrease in operating costs and expenses, partially offset by the decrease in revenue at our publishing business and the increase in selling and administrative expenses.

EBITDA in the two quarters of 2012 was $30.8 million, an increase of $1.7 million, or 6.0%, compared to $29.1 million in the two quarters of 2011.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the two quarters of 2012 and the two quarters of 2011:

	2012	2011
	(dollars in millions)

Net earnings	$10.5	$9.5
Earnings from discontinued operations, net	-	(0.3)
Provision for income taxes	7.3	6.3
Total other expense, net	1.4	2.0
Depreciation	10.7	10.8
Amortization	0.9	0.8
EBITDA	$30.8	$29.1

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the two quarters of 2012 was $98.9 million, an increase of $10.7 million, or 12.2%, compared to $88.2 million in the two quarters of 2011.  Operating earnings from broadcasting in the two quarters of 2012 were $19.8 million, an increase of $5.5 million, or 38.6%, compared to $14.3 million in the two quarters of 2011.

Index

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2012 and the two quarters of 2011:

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$64.6	$34.3	$98.9	$56.1	$32.1	$88.2	12.2%

Operating earnings	$12.5	$7.3	$19.8	$8.1	$6.2	$14.3	38.6%

Revenue from our television stations in the two quarters of 2012 was $64.6 million, an increase of $8.5 million, or 15.1%, compared to $56.1 million in the two quarters of 2011.  We experienced revenue increases in all of our nine television markets.  Compared to the two quarters of 2011, political and issue advertising revenue increased $4.9 million, or 320.9%; national advertising revenue increased $2.3 million, or 22.3%, primarily due to an increase in automotive advertising revenue; retransmission revenue increased $1.1 million, or 27.6%; other revenue increase $0.1 million, or 18.6%; and local advertising revenue increase $0.1 million, or 0.1%.  Political and issue advertising revenue increased in the two quarters of 2012 due to the political activity in Wisconsin, Nevada and Arizona.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  The demand for advertising increases creating more pressure on available inventory, therefore we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically political, automotive, media and financial, partially offset by decreases in the medical, home products and beverages categories.  Automotive advertising revenue represented 17.3% of television advertising revenue in the two quarters of 2012 compared to 16.9% in the two quarters of 2011.  Automotive advertising revenue was $11.2 million in the two quarters of 2012, an increase of $1.7 million, or 17.6%, compared to $9.5 million in the two quarters of 2011.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $0.9 million in the two quarters of 2012, a decrease of $0.1 million, or 11.5%, compared to $1.0 million in the two quarters of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the two quarters of 2012 were $12.5 million, an increase of $4.4 million, or 54.9%, compared to $8.1 million in the two quarters of 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue, partially offset by an increase in expenses.  Total television expenses in the two quarters of 2012 increased $4.1 million, or 8.4%, compared to the two quarters of 2011 primarily due to increases in employee related expenses and network affiliation fees.

Revenue from our radio stations in the two quarters of 2012 was $34.3 million, an increase of $2.2 million, or 6.9%, compared to $32.1 million in the two quarters of 2011.  The increase includes revenue of $0.8 million from the LMA for two Tulsa radio stations acquired early in the third quarter.  We experienced revenue increases in seven of our eight radio markets.  Compared to the two quarters of 2011, local advertising revenue increased $1.5 million, or 5.2%; national advertising revenue increased $0.4 million, or 15.1%, primarily due to an increase in automotive advertising revenue; and political and issue advertising increased $0.3 million, or 111.3%.

Our radio stations experienced advertising revenue increases in a number of categories, specifically automotive, political and entertainment, partially offset by decreases in the building and hardware, restaurants and medical categories.  Automotive advertising represented 15.4% of radio advertising revenue in the two quarters of 2012 compared to 14.4% in the two quarters of 2011.  Automotive advertising revenue was $5.3 million in the two quarters of 2012, an increase of $0.7 million, or 14.7%, compared to $4.6 million in the two quarters of 2011.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $1.0 million in the two quarters of 2012, an increase of $0.2 million, or 19.8%, compared to $0.8 million in the two quarters of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the two quarters of 2012 were $7.3 million, an increase of $1.1 million, or 17.3%, compared to $6.2 million in the two quarters of 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue, partially offset by an increase in expenses.  Total radio expenses were $25.9 million in the two quarters of 2012, an increase of $1.1 million, or 4.4%, compared to $27.0 million in the two quarters of 2011, primarily due to $0.7 million of expense from the LMA for two Tulsa radio stations acquired early in the third quarter and increases in employee related expenses and acquisition expenses, partially offset by credits related to our radio music license fees. Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Index

Publishing

Revenue from publishing in the two quarters of 2012 was $79.1 million, a decrease of $6.8 million, or 8.0%, compared to $85.9 million in the two quarters of 2011.  Operating earnings from publishing were $3.1 million in the two quarters of 2012, a decrease of $4.1 million, or 56.0%, compared to $7.2 million in the two quarters of 2011.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2012 and the two quarters of 2011:

	2012			2011

		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$26.0	$6.9	$32.9	$27.4	$9.6	$37.0	(11.0)%
Classified	7.1	1.4	8.5	8.8	1.8	10.6	(19.9)
National	1.6	-	1.6	2.4	-	2.4	(34.0)
Total advertising revenue	34.7	8.3	43.0	38.6	11.4	50.0	(14.1)
Circulation revenue	24.9	0.9	25.8	24.8	0.8	25.6	0.4
Other revenue	8.6	1.7	10.3	8.7	1.6	10.3	0.7
Total revenue	$68.2	$10.9	$79.1	$72.1	$13.8	$85.9	(8.0)%

Operating earnings	$2.9	$0.3	$3.2	$6.2	$1.0	$7.2	(56.0)%

Advertising revenue accounted for 54.4% of total publishing revenue in the two quarters of 2012 compared to 58.2% in the two quarters of 2011.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the two quarters of 2012.

Retail advertising revenue in the two quarters of 2012 was $32.9 million, a decrease of $4.1 million, or 11.0%, compared to $37.0 million in the two quarters of 2011.  The $1.4 million decrease in retail advertising revenue at our daily newspaper was primarily due to decreases in ROP and preprint advertising revenue and the loss of certain advertisers from our total market coverage product.  The revenue decreases were in the automobile, retail and real estate categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business as evidenced by the $2.7 million decrease in retail advertising revenue at our community newspapers and shoppers, which was also impacted by decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the two quarters of 2012 compared to the two quarters of 2011, partially offset by an increase in classified digital advertising revenue.  Classified advertising revenue in the two quarters of 2012 was $8.5 million, a decrease of $2.1 million, or 19.9%, compared to $10.6 million in the two quarters of 2011.  At our daily newspaper, classified advertising revenue decreased $1.7 million, or 18.9%, in the two quarters of 2012 compared to the two quarters of 2011.  The revenue decreases were led by the employment and automotive categories, which decreased $1.3 million, or 27.5%.  The average rate per inch of classified advertising decreased in the two quarters of 2012 compared to the two quarters of 2011 primarily due to the planned decrease in rates for employment classified revenue in an effort to increase volume.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.4 million, or 24.5%, in the two quarters of 2012 compared to the two quarters of 2011 primarily due to continued softness in the classified categories and decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011.

The total decrease in automotive advertising at our daily newspaper in the two quarters of 2012 was $0.6 million, or 24.1%, compared to the two quarters of 2011.

Total retail and classified digital advertising revenue at our daily newspaper was $5.6 million in the two quarters of 2012 and the two quarters of 2011.  Digital retail advertising revenue decreased 0.2% compared to the two quarters of 2011 due to a decrease in classified upsells and packages sold partially offset by increases in sponsorships and other digital revenue.  Digital classified advertising revenue decreased 22.0% compared to the two quarters of 2011 lead by a decrease in employment classifieds.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $1.6 million the two quarters of 2012, a decrease of $0.8 million, or 34.0%, compared to $2.4 million in the two quarters of 2011.  The decrease was primarily due to a decrease in ROP advertising in the health and business services categories.

Circulation revenue accounted for 32.5% of total publishing revenue in the two quarters of 2012 compared to 29.8% in the two quarters of 2011.  Circulation revenue was $25.8 million in the two quarters of 2012, an increase of $0.2 million, or 0.4%, compared to $25.6 in the two quarters of 2011.  At our daily newspaper, circulation revenue of $24.9 million in the two quarters of 2012 increased $0.1 million compared to $24.8 million in the two quarters of 2011, primarily due to a price increase implemented with our “JS Everywhere” subscription program, partially offset by comparisons to 2011 when the Green Bay Packers were in the Super Bowl. The new JS Everywhere subscription program provides newspaper and digital subscribers access to the new iPad app, mobile app and access to jsonline.com.   At our community newspapers and shoppers business, circulation revenue of $0.9 million in the two quarters of 2012 increased $0.1 million compared to $0.8 million in the two quarters of 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers and shoppers, accounted for 13.1% of total publishing revenue in the two quarters of 2012 compared to 12.0% in the two quarters of 2011.  Other revenue was $10.3 million in both the two quarters of 2012 and the two quarters of 2011.  At our daily newspaper, other revenue of $8.6 million in the two quarters of 2012 decreased $0.1 million compared to $8.7 million in the two quarters of 2011.  At our community newspapers and shoppers business, other revenue of $1.7 million in the two quarters of 2012 increased $0.1 million compared to $1.6 million in the two quarters of 2011.

Publishing operating earnings in the two quarters of 2012 were $3.2 million, a decrease of $4.0 million, or 56.0%, compared to $7.2 million in the two quarters of 2011.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  Total expenses decreased $2.8 million, or 3.6%, in the two quarters of 2012 compared to the two quarters of 2011.  Total newsprint and paper costs for our publishing businesses in the two quarters of 2012 were $8.0 million, a decrease of $0.6 million, or 6.7%, compared to $8.6 million in the two quarters of 2011 due to a 7.2% decrease in average newsprint pricing per metric ton, partially offset by a 0.8% increase in newsprint consumption.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance and revenue and expense eliminations.  The unallocated expenses were $3.8 million in the two quarters of 2012, a decrease of $0.2 million compared to $4.0 million in the two quarters of 2011.  Revenue and expense eliminations were $0.2 million in the two quarters of 2012 compared to $0.1 million in the two quarters of 2011.

Other Income and Expense and Taxes

Interest income was insignificant in both the two quarters of 2012 and the two quarters of 2011.  Interest expense was $1.4 million in the two quarters of 2012 compared to $2.0 million in the two quarters of 2011.  The decrease in interest expense was due to the decrease in average borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.6 million both in the two quarters of 2012 and the two quarters of 2011.

Our effective tax rate was 40.8% in the two quarters of 2012 compared to 40.9% in the two quarters of 2011.  The decrease in the two quarters of 2012 compared to the two quarters of 2011 was primarily due to a state tax law change that resulted in a write-off of a state deferred tax asset in 2011, partially offset by an audit settlement in 2011.

Discontinued Operations

There were no discontinued operations during the two quarters of 2012. Earnings from discontinued operations, net of income tax expense of $0.2 million, were $0.3 million in the two quarters of 2011.

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

Index

Net Earnings

Our net earnings in the two quarters of 2012 were $10.5 million, an increase of $1.0 million, or 10.7%, compared to $9.5 million in the two quarters of 2011.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and the decrease in interest expense, partially offset by the increase in the provision for income taxes and the decrease in earnings from discontinued operations.

Earnings per Share for Class A and B Common Stock

In the two quarters of 2012, basic and diluted net earnings per share of class A and B common stock were $0.18 for both.  This compared to $0.16 for both in the two quarters of 2011.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.18 for both in the two quarters of 2012.  This compared to $0.15 for both in the two quarters of 2011.  There were no basic and diluted earnings per share from discontinued operations in the first quarter of 2012.  Basic and diluted earnings per share from discontinued operations were $0.01 in the two quarters of 2011.

Liquidity and Capital Resources

Our cash balance was $2.3 million as of June 24, 2012.  We believe our expected cash flows from operations and borrowings available under our secured credit facility of $203.6 million as of June 24, 2012 will meet our current needs.  During the two quarters of 2012, we reduced our notes payable to banks by $19.9 million.  On the first day of the third quarter, we funded the $11.7 million purchase price for the two Tulsa radio stations from our secured credit facility.  We expect to continue to pay down our notes payable to banks, repurchase shares and selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

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

Our borrowings under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of June 24, 2012 and December 25, 2011, we had borrowings of $21.4 million and $41.3 million, respectively, under our credit facility at a weighted average interest rate of 2.60% and 2.65%, respectively.

Fees in connection with the credit facility of $3.6 million are being amortized over the term of the secured credit facility using the effective interest method.

We estimate the fair value of our secured credit facility at June 24, 2012 to be $21.4 million, based on discounted cash flows using an interest rate of 2.60%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $41.0 million, based on discounted cash flows using an interest rate of 3.05%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

As of June 24, 2012, we are in compliance with the financial covenants of the secured credit facility.  The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains losses on asset disposals and non-cash charges.  As of June 24, 2012, we are able to borrow an additional $203.6 million under our secured credit facility.  Our future borrowings capacity is subject to change.

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of June 24, 2012, our interest coverage ratio was 23.01-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Index

We have $2.5 million of standby letters of credit for business insurance purposes.

On January 1, 2011, we permanently suspended our qualified defined benefit pension plan and permanently ceased all benefit accruals under the plan for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals.  We also permanently suspended the unfunded non-qualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.  We fund our defined pension plan at the minimum amount required by the Pension Protection Act of 2006.  In the second quarter of 2012 and the two quarters of 2012, we contributed $0.1 million and $0.2 million, respectively, to our unfunded non-qualified pension plan.  In addition to making regular contributions to our unfunded non-qualified plan, we contributed $1.4 million to our qualified defined benefit pension plan in April 2012.  Based upon current assumptions and projections, we expect to contribute an additional $0.3 million to our unfunded non-qualified pension plan in 2012 and an additional $2.8 million to the qualified defined benefit pension plan in 2012.  We expect to contribute $40.3 million to the qualified defined benefit pension plan over the next ten years.  These projected contributions may change due to changes in assumptions or legislation.

Our liability for separation benefits of $1.6 million as of June 24, 2012 will be paid during the next two years.  The ongoing activity of our liability for separation benefits during the two quarters of 2012 was as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	June 24, 2012
	(dollars in millions)

Daily newspaper	$1.7	$1.1	$(1.2)	$1.6
Total	$1.7	$1.1	$(1.2)	$1.6

Dividends

Since April 2009, our board of directors has suspended dividends on our class A and class B shares.  Our board of directors also suspended the payment of the cumulative dividend on our class C shares.  The accumulated class C dividend of approximately $0.14 per share each quarter must be paid prior to the payment of any future dividends on our class A and class B shares.  As of July 10, 2012, we had $6.5 million accrued for class C dividends.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the two quarters of 2012, we purchased 0.7 million shares of our class A common stock for $3.5 million, or an average of $4.99 per share, excluding commissions.  As of the end of the second quarter of 2012, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

Cash Flow

Continuing Operations

During the past two years, we primarily used our cash to reduce our notes payable to banks.  We are accomplishing this reduction, in part, by suspending payment of cash dividends to shareholders, increasing efforts to collect receivables and extending payment terms for our payables.  In the two quarters of 2012, we reduced our notes payables to banks by $19.9 million while selectively adding back expense to invest in our employees, programming and products.

Cash provided by operating activities was $27.2 million in the two quarters of 2012 compared to $17.5 million in the two quarters of 2011.  The increase was primarily due to decreased income tax payments, decreased payments related to our executive incentive compensation plan and other performance based plans related to our 2011 results, and increased in net earnings, partially offset by a decrease in cash provided by working capital.

Cash used for investing activities was $4.6 million in the two quarters of 2012 and the two quarters of 2011.  Capital expenditures were $5.1 million in the two quarters of 2012 compared to $5.4 million in the two quarters of 2011.  Our capital expenditures in the two quarters of 2012 were primarily at our broadcasting business for needed improvements at our facilities, high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the two quarters of 2012, the $0.5 million notes receivable from the sale of the Clearwater, Florida based operations of PrimeNet were paid in full.  In the two quarters of 2011, we received $0.7 million in proceeds from the sale of the Pelican Press and PelicanPress Marketplace businesses and the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.

Index

Cash used for financing activities was $22.8 million in the two quarters of 2012 compared to $13.2 million in the two quarters of 2011.  Borrowings under our credit facility in the two quarters of 2012 were $46.7 million and we made payments of $66.6 million, reflecting a $19.9 million decrease in our notes payable to banks, compared to borrowings of $53.4 million and payments of $67.0 million in the two quarters of 2011, reflecting a $13.6 million decrease in our notes payable to banks.

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the first quarter of 2011, reflecting the sale of real estate holdings of NorthStar.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012.  There is not expected to be an impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance for comprehensive income.  The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The other requirements contained in the new standard on comprehensive income must still be adopted by the FASB.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012 and opted to present the total of comprehensive income in two separate but consecutive statements.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS).  The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS.  The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance in the first quarter of 2012.  There has been no material impact on our consolidated financial statements.

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

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the second quarter ended June 24, 2012:

Issuer Purchases of Equity Securities
	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 26, 2012 to April 22, 2012	-		-	-	$37,982,853
April 23, 2012 to May 20, 2012	34,270	(3)	$4.10	33,024	$37,847,740
May 21, 2012 to June 24, 2012	100,240	(4)	$4.96	99,565	$37,353,739

(1)	Represents shares of our class A common stock.
(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(3)
Includes 1,246 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

(4)
Includes 675 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at June 24, 2012 and December 25, 2011; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Second Quarter and Two Quarters Ended June 24, 2012 and June 26, 2011; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Two Quarters Ended June 24, 2012 and June 26, 2011; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 24, 2012; (v) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 26, 2011; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 24, 2012 and June 26, 2011; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: August 3, 2012	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: August 3, 2012	/s/ Andre J. Fernandez
Andre J. Fernandez, President and Chief Financial Officer