Form 10-Q
period 2012-09-23
JOURNAL COMMUNICATIONS INC
filed 2012-10-31
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 23, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2012:

Class	Outstanding at October 24, 2012
Class A Common Stock	43,629,191
Class B Common Stock	6,916,348
Class C Common Stock	--

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Balance Sheets as of September 23, 2012 and December 25, 2011	2

		Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 23, 2012 and September 25, 2011	3

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 23, 2012 and September 25, 2011	4

		Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 23, 2012	5

		Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 25, 2011	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 23, 2012 and September 25, 2011	7

		Notes to Unaudited Condensed Consolidated Financial Statements as of September 23, 2012	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	39

	Item 4.	Controls and Procedures	39

Part II.	Other Information

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 23, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,089	$2,418
Investments of variable interest entity	500	500
Receivables, net	57,047	56,695
Inventories, net	2,553	1,766
Prepaid expenses and other current assets	4,822	3,877
Syndicated programs	2,521	2,822
Deferred income taxes	2,490	3,593
TOTAL CURRENT ASSETS	72,022	71,671

Property and equipment, at cost, less accumulated depreciation of $251,347 and $239,725, respectively	159,650	168,200
Syndicated programs	5,623	4,457
Goodwill	10,617	8,670
Broadcast licenses	91,147	81,547
Other intangible assets, net	20,088	21,400
Deferred income taxes	48,652	57,236
Other assets	4,484	4,544
TOTAL ASSETS	$412,283	$417,725

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,979	$20,516
Accrued compensation	9,658	11,888
Accrued employee benefits	5,733	6,217
Deferred revenue	17,327	14,662
Syndicated programs	3,044	3,436
Accrued income taxes	1,667	2,740
Other current liabilities	6,307	6,093
Current portion of unsecured subordinated notes payable	8,324	-
Current portion of long-term liabilities	144	382
TOTAL CURRENT LIABILITIES	74,183	65,934

Accrued employee benefits	86,027	90,176
Syndicated programs	5,960	5,527
Long-term notes payable to banks	30,335	41,305
Unsecured subordinated notes payable	15,935	-
Other long-term liabilities	3,591	8,595
Equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares outstanding at September 23, 2012 and December 25, 2011	-	-
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding: no shares at September 23, 2012 and 3,264,000 at December 25, 2011	-	33
Class B - authorized 120,000,000 shares; issued and outstanding: 6,947,912 shares at September 23, 2012 and 7,214,374 shares at December 25, 2011	64	66
Class A - authorized 170,000,000 shares; issued and outstanding: 43,593,572 shares at September 23, 2012 and 43,778,922 shares at December 25, 2011	436	438
Additional paid-in capital	255,198	257,552
Accumulated other comprehensive loss	(51,826)	(52,982)
Retained earnings (deficit)	(8,784)	(83)
Total Journal Communications, Inc. shareholders' equity	195,088	205,024
Noncontrolling interest	1,164	1,164
TOTAL EQUITY	196,252	206,188
TOTAL LIABILITIES AND EQUITY	$412,283	$417,725

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Revenue:
Broadcasting	$58,810	$46,937	$157,726	$135,129
Publishing	39,193	40,888	118,267	126,807
Corporate eliminations	(248)	(41)	(465)	(189)
Total revenue	97,755	87,784	275,528	261,747

Operating costs and expenses:
Broadcasting	27,243	24,383	72,639	68,387
Publishing	26,057	27,521	78,563	82,439
Corporate eliminations	(248)	(41)	(465)	(189)
Total operating costs and expenses	53,052	51,863	150,737	150,637

Selling and administrative expenses	31,135	27,828	92,023	85,518
Total operating costs and expenses and selling and administrative expenses	84,187	79,691	242,760	236,155

Operating earnings	13,568	8,093	32,768	25,592

Other income and (expense):
Interest income	11	14	22	52
Interest expense	(998)	(838)	(2,415)	(2,846)
Total other income and (expense)	(987)	(824)	(2,393)	(2,794)

Earnings from continuing operations before income taxes	12,581	7,269	30,375	22,798

Provision for income taxes	4,883	2,823	12,147	9,177

Earnings from continuing operations	7,698	4,446	18,228	13,621

Earnings from discontinued operations, net of $0, $0, $0 and $221 applicable income tax provision, respectively	-	-	-	341

Net earnings	$7,698	$4,446	$18,228	$13,962

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.14	$0.07	$0.32	$0.22
Discontinued operations	-	-	-	0.01
Net earnings	$0.14	$0.07	$0.32	$0.23

Diluted - Class A and B common stock:
Continuing operations	$0.14	$0.07	$0.32	$0.22
Discontinued operations	-	-	-	0.01
Net earnings	$0.14	$0.07	$0.32	$0.23

Basic and diluted - Class C common stock:
Continuing operations	$0.15	$0.21	$0.63	$0.64
Discontinued operations	-	-	-	0.01
Net earnings	$0.15	$0.21	$0.63	$0.65

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Net earnings	$7,698	$4,446	$18,228	$13,962

Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax of $251, $128, $752 and $383, respectively	386	197	1,156	591

Comprehensive income	$8,084	$4,643	$19,384	$14,553

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Three Quarters Ended September 23, 2012
(in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	Total

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$206,188

Net earnings							2,919		2,919
Comprehensive income						384			384
Class C minimum dividends ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants			3		15				18
Employee stock purchase plan					148				148
Shares purchased and retired				(6)	(2,926)				(2,932)
Shares withheld from employees for tax withholding			(1)		(507)				(508)
Stock-based compensation					278				278
Income tax benefits from vesting of restricted stock					255				255

Balance at March 25, 2012	-	33	66	434	254,815	(52,598)	2,372	1,164	206,286

Net earnings							7,611		7,611
Comprehensive income						386			386
Class C minimum dividends ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(1)	1					-
Stock grants			1		309				310
Shares purchased and retired				(1)	(632)				(633)
Shares withheld from employees for tax withholding					(8)				(8)
Stock-based compensation					350				350
Income tax benefits from vesting of restricted stock					(3)				(3)

Balance at June 24, 2012	-	33	66	434	254,831	(52,212)	9,519	1,164	213,835

Net earnings							7,698		7,698
Comprehensive income						386			386
Class C minimum dividends ($0.142 per share)							(218)		(218)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants					22				22
Employee stock purchase plan					123				123
Class C shares repurchase		(33)			(117)		(25,783)		(25,933)
Shares withheld from employees for tax withholding					(36)				(36)
Stock-based compensation					349				349
Income tax benefits from vesting of restricted stock					26				26

Balance at September 23, 2012	$-	$-	$64	$436	$255,198	$(51,826)	$(8,784)	$1,164	$196,252

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Three Quarters Ended September 25, 2011
 (in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-	Treasury
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling	Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	at cost	Total

Balance at December 26, 2010	$-	$33	$165	$432	$260,376	$(32,295)	$87,767	$1,164	$(108,715)	$208,927

Net earnings							3,375			3,375
Comprehensive income						197				197
Class C minimum dividends ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(11)	11						-
Stock grants			3		17					20
Employee stock purchase plan					181					181
Shares withheld from employees for tax withholding			(1)		(505)					(506)
Stock-based compensation					261		1			262
Income tax benefits from vesting of restricted stock					368					368

Balance at March 27, 2011	-	33	156	443	260,698	(32,098)	90,679	1,164	(108,715)	212,360

Net earnings							6,141			6,141
Comprehensive income						197				197
Class C minimum dividends ($0.142 per share)							(464)			(464)
Issuance of shares:
Conversion of class B to class A			(4)	4						-
Stock grants			1		432					433
Shares withheld from employees for tax withholding					(13)					(13)
Stock-based compensation					285					285

Balance at June 26, 2011	-	33	153	447	261,402	(31,901)	96,356	1,164	(108,715)	218,939

Net earnings							4,446			4,446
Comprehensive income						197				197
Class C minimum dividends ($0.142 per share)							(463)			(463)
Issuance of shares:
Conversion of class B to class A			(1)	1						-
Stock grants					20					20
Employee stock purchase plan					147					147
Shares purchased and retired				(6)	(2,060)					(2,066)
Shares purchased and retired										-
Shares withheld from employees for tax withholding					(26)					(26)
Stock-based compensation					284					284
Income tax benefits from vesting of restricted stock					25					25

Balance at September 25, 2011	$-	$33	$152	$442	$259,792	$(31,704)	$100,339	$1,164	$(108,715)	$221,503

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 23, 2012	September 25, 2011
Cash flow from operating activities:
Net earnings	$18,228	$13,962
Less earnings from discontinued operations	-	341
Earnings from continuing operations	18,228	13,621
Adjustments for non-cash items:
Depreciation	15,907	16,305
Amortization	1,312	1,177
Provision for doubtful accounts	372	499
Deferred income taxes	9,214	9,206
Non-cash stock-based compensation	1,327	1,304
Net (gain) loss from disposal of assets	31	(529)
Impairment of long-lived assets	493	-
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(1,208)	3,052
Inventories	(787)	(972)
Accounts payable	1,463	(3,926)
Other assets and liabilities	(4,734)	(13,382)
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,618	26,355

Cash flow from investing activities:
Capital expenditures for property and equipment	(8,123)	(8,095)
Proceeds from sales of assets	392	1,558
Proceeds from sales of businesses	884	76
Acquisition of business	(11,728)	-
NET CASH USED FOR INVESTING ACTIVITIES	(18,575)	(6,461)

Cash flow from financing activities:
Payments of financing costs	(1,234)	-
Proceeds from long-term notes payable to banks	92,845	74,738
Payments on long-term notes payable to banks	(103,815)	(94,309)
Payments on unsecured subordinated notes payable	(1,340)	-
Principal payments under capital lease obligations	(243)	(256)
Proceeds from issuance of common stock, net	245	295
Income tax benefits from vesting of restricted stock	315	455
Redemption of common stock, net	(3,899)	(1,787)
Payment of cash equivalent of accrued dividends	(6,246)	-
NET CASH USED FOR FINANCING ACTIVITIES	(23,372)	(20,864)

Cash flow from discontinued operations:
Net operating activities	-	(223)
Net investing activities	-	823
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(329)	(370)

Cash and cash equivalents:
Beginning of year	2,418	2,056
At September 23, 2012 and September 25, 2011	$2,089	$1,686

See accompanying notes to unaudited condensed consolidated financial statements

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries and a variable interest entity (VIE) for which we are the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings in the first quarter of 2011 has been reflected as discontinued operations in our condensed consolidated statements of operations.  The balance sheet at December 25, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the third quarter and three quarters ended September 23, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 30, 2012.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2011.

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

In July 2012, the Financial Accounting Standards Board (FASB) issued amended guidance for impairment of indefinite-lived intangible assets.  The guidance allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount.  If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated.  This update is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted.  We do not expect the provisions of the update to have any impact on our condensed consolidated financial statements.

In September 2011, the FASB issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012.

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

Basic

For all periods during which the Company’s class C common stock was issued and outstanding (see Note 15 “Notes Payable” regarding the Company’s repurchase of all 3,264,000 shares of the Company’s class C common stock issued and outstanding), we apply the two-class method for calculating and presenting our basic earnings per share.  As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under that method:

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share under the two-class method:

	Third Quarter Ended			Three Quarters Ended
	September 23, 2012		September 25, 2011	September 23, 2012		September 25, 2011

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings form continuing operations	$7,698		$4,446	$18,228		$13,621
Less dividends:
Class A and B	-		-	-		-
Minimum class C	218		463	1,145		1,391
Non-vested restricted stock	-		-	-		-
Total undistributed earnings from continuing operations	$7,480		$3,983	$17,083		$12,230

Undistributed earnings from continuing operations:
Class A and B	$7,169		$3,697	$16,064		$11,347
Class C	268		236	897		723
Non-vested restricted stock	43		50	122		160
Total undistributed earnings from continuing operations	$7,480		$3,983	$17,083		$12,230

Numerator for basic earnings from continuing operations per class A and B common stock:
Dividends on class A and B	$-		$-	$-		$-
Class A and B undistributed earnings	7,169		3,697	16,064		11,347
Numerator for basic earnings from continuing operations per class A and B common stock	$7,169		$3,697	$16,064		$11,347
Numerator for basic earnings from continuing operations per class C common stock:
Minimum dividends on class C	$218		$463	$1,145		$1,391
Class C undistributed earnings	268		236	897		723
Numerator for basic earnings from continuing operations per class C common stock	$486		$699	$2,042		$2,114

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	49,981		51,316	50,120		51,254
Class C	3,264	(1)	3,264	3,264	(1)	3,264

Basic earnings per share from continuing operations:
Class A and B	$0.14		$0.07	$0.32		$0.22
Class C	$0.15		$0.21	$0.63		$0.64

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended			Three Quarters Ended
	September 23, 2012		September 25, 2011	September 23, 2012		September 25, 2011

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$-		$-	$-		$341
Undistributed earnings from discontinued operations:
Class A and B	$-		$-	$-		$316
Class C	-		-	-		20
Non-vested restricted stock	-		-	-		5
Total undistributed earnings from discontinued operations	$-		$-	$-		$341

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	49,981		51,316	50,120		51,254
Class C	3,264	(1)	3,264	3,264	(1)	3,264

Basic earnings per share from discontinued operations:
Class A and B	$-		$-	$-		$0.01
Class C	$-		$-	$-		$0.01

Numerator for basic net earnings for each class of common stock:
Net earnings	$7,698		$4,446	$18,228		$13,962
Less dividends:
Class A and B	-		-	-		-
Minimum class C	218		463	1,145		1,391
Non-vested restricted stock	-		-	-		-
Total undistributed net earnings	$7,480		$3,983	$17,083		$12,571

Undistributed net earnings:
Class A and B	$7,169		$3,697	$16,064		$11,663
Class C	268		236	897		743
Non-vested restricted stock	43		50	122		165
Total undistributed net earnings	$7,480		$3,983	$17,083		$12,571

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-		$-	$-		$-
Class A and B undistributed net earnings	7,169		3,697	16,064		11,663
Numerator for basic net earnings per class A and B common stock	$7,169		$3,697	$16,064		$11,663

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	Third Quarter Ended			Three Quarters Ended
	September 23, 2012		September 25, 2011	September 23, 2012		September 25, 2011

Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$218		$463	$1,145		$1,391
Class C undistributed net earnings	268		236	897		743
Numerator for basic net earnings per class C common stock	$486		$699	$2,042		$2,134

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	49,981		51,316	50,120		51,254
Class C	3,264	(1)	3,264	3,264	(1)	3,264

Basic net earnings per share:
Class A and B	$0.14		$0.07	$0.32		$0.23
Class C	$0.15		$0.21	$0.63		$0.65

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.  For the third quarter and three quarters of 2012, 543 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  For the third quarter and three quarters of 2011, 690 non-vested restricted class B common shares are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share for class A and B common stock:

	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-	$-	$-
Total undistributed earnings from continuing operations	7,169	3,697	16,064	11,347
Total undistributed earnings from discontinued operations	-	-	-	316
Net earnings	$7,169	$3,697	$16,064	$11,663

Denominator for diluted net earnings per share:
Weighted average shares outstanding	49,981	51,316	50,120	51,254

Diluted earnings per share:
Continuing operations	$0.14	$0.07	$0.32	$0.22
Discontinued operations	-	-	-	0.01
Net earnings	$0.14	$0.07	$0.32	$0.23

Diluted earnings per share for the class C common stock is the same as basic earnings per share for class C common stock because there are no class C common stock equivalents.

Prior to the repurchase of the class C common stock, each of the 3,264,000 class C shares outstanding were convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

5	VARIABLE INTEREST ENTITY

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038, pending FCC rule changes and approval.  In May 2012, we filed an application with the FCC to convert the local marketing agreement into an ownership interest through a failed station waiver, which was pending approval.  Under the affiliation agreement, ACE TV, Inc. provided the programming for WACY-TV and we sold advertising time, provided all other television operating activities and owned certain assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire certain additional assets, including the broadcast license, we determined that ACE TV, Inc. was a VIE and that we were the primary beneficiary of the variable interests of WACY-TV.  As a result, we consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consisted primarily of a broadcast license and investments.  The investments of ACE TV, Inc. could be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. had no recourse to our general credit.  We did not provide financial or other support that we were not contractually required to provide.  On October 22, 2012, we closed on the acquisition of the remaining assets used in the operation of WACY-TV from ACE TV, Inc. (see Note 19, “Subsequent Events”).

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories as of September 23, 2012 and December 25, 2011 consisted of the following:

	September 23, 2012	December 25, 2011

Paper and supplies	$2,606	$1,778
Work in process	35	33
Less obsolescence reserve	(88)	(45)
Inventories, net	$2,553	$1,766

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multiple Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at September 23, 2012 and December 25, 2011 was $2,204 and $1,870, respectively.

We received a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments were due monthly and the principal balance of the note was due on September 25, 2014.  Principal payments totaling $50 were received in 2011 and 2010.  At December 25, 2011, the note receivable was $400 and reported in other assets in the condensed consolidated balance sheets.  In the third quarter of 2012, the remaining balance was paid.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

8	IMPAIRMENT OF LONG-LIVED ASSETS

Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  In the third quarter of 2012, we recorded property impairment charges of $368 and $125 at our broadcasting segment and publishing segment, respectively, representing the excess of indicated fair value over the carrying value of the assets held for sale.  Fair value was determined pursuant to a broker’s opinion of value based upon similar assets in an inactive market.  This fair value measurement is considered a level 2 measurement under the fair value hierarchy.  The charges are reported in selling and administrative expenses in the condensed consolidated statement of operations.

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of September 23, 2012.

Amortization expense was $363 and $1,312 for the third quarter and three quarters ended September 23, 2012, respectively and $393 and $1,177 for the third quarter and three quarters ended September 25, 2011, respectively.  Estimated amortization expense for our next five fiscal years is $1,663 for 2012, $1,367 for 2013, $1,273 for 2014, $1,263 for 2015 and $1,263 for 2016.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 23, 2012 and December 25, 2011 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 23, 2012
Network affiliation agreements	$26,930	$(9,114)	$17,816
Customer lists	5,952	(5,078)	874
Non-compete agreements	10,120	(10,106)	14
Other	3,824	(2,440)	1,384
Total	$46,826	$(26,738)	$20,088

December 25, 2011
Network affiliation agreements	$26,930	$(8,129)	$18,801
Customer lists	5,952	(4,862)	1,090
Non-compete agreements	10,120	(10,095)	25
Other	3,824	(2,340)	1,484
Total	$46,826	$(25,426)	$21,400

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  On June 25, 2012, our broadcasting reporting unit purchased KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation, and acquired broadcast licenses worth $9,600.  The net carrying amount of our broadcast licenses was $91,147 as of September 23, 2012 and $81,547 as of December 25, 2011.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
Goodwill recorded at our broadcasting and community newspapers and shoppers reporting units was $4,813 and $3,857, respectively, as of December 25, 2011.  In conjunction with the broadcasting reporting unit’s purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation, $1,947 of goodwill was allocated to the broadcasting reportable segment.  Goodwill recorded at our broadcasting and community newspapers and shoppers reporting units was $6,760 and $3,857, respectively, as of September 23, 2012.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e. market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

10	ACQUISITIONS AND DIVESTITURES

On June 25, 2012, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting business, completed the asset purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation for $11,728 in cash.  Subsequent to this purchase, we now own five radio stations in Tulsa, Oklahoma.  We had a local marketing agreement for KHTT-FM and KBEZ-FM during the second quarter of 2012.

The goodwill of $1,947 arising from the acquisition is attributable to the synergies expected from aligning our radio stations in a cluster within the Tulsa, Oklahoma market.  The purchase of KTTT-FM and KBEZ-FM builds our existing Tulsa, Oklahoma cluster, and creates a strong group that will continue to serve our listeners, customers and the entire Tulsa, Oklahoma community, and enhances our scale in this existing market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10	ACQUISITIONS AND DIVESTITURES continued

The estimated fair values of identifiable assets acquired and liabilities assumed for KHTT-FM and KBEZ-FM at the acquisition date are as follows:

KHTT-FM and KBEZ-FM
Tulsa, OK
Property and equipment	$181
Goodwill	1,947
Broadcast licenses	9,600
Total purchase price	$11,728

The KHTT-FM and KBEZ-FM broadcast licenses expire in 2013 and collectively have a weighted average period of 0.7 years before the next renewal.  We expect to renew both licenses without issue. The goodwill and broadcast licenses which we acquired are not subject to amortization for financial reporting purposes, but are expected to be entirely deductible for income tax purposes.

The acquisition was accounted for using the purchase method.  The operating results and cash flows of the acquired business are included in our consolidated financial statements from March 26, 2012, the date we entered into the local marketing agreement with Renda Broadcasting  Corporation.

On August 31, 2012, our subsidiary, Journal Broadcast Group, Inc., entered into a purchase agreement with Landmark Media Enterprises, LLC pursuant to which Journal Broadcast Group will acquire NewsChannel 5 Network, LLC for a purchase price of $215,000 plus a working capital adjustment of up to $5,000 at closing.  NewsChannel 5 Network, LLC owns and operates, among other things, WTVF-TV, Nashville, Tennessee, a CBS affiliated television station.  Completion of the transaction is subject to customary conditions and approvals, including FCC approval.

Acquisition related costs with respect to these transactions were $555 and $993 for the third quarter ended and three quarters ended September 23, 2012, respectively, and are included in selling and administrative expenses in the condensed consolidated statements of operations.

In September 2012, we executed an agreement to sell certain assets (including the FCC licenses) of WKTI-AM in Knoxville, Tennessee for $65, subject to FCC approval.

11	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the third quarter and three quarters of 2012, we recorded pre-tax charges of $553 and $1,626, respectively, for workforce separation benefits in our publishing operations.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the three quarters of 2012 is as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	September 23, 2012

Daily newspaper	$1,733	$1,598	$(1,916)	$1,415
Community newspapers and shoppers	47	28	(57)	18
Total	$1,780	$1,626	$(1,973)	$1,433

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

12	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as in approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2009 through 2011 tax returns are open for federal purposes, and our 2007 through 2011 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

As of September 23, 2012, our liability for unrecognized tax benefits was $762, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of September 23, 2012, we had $220 accrued for interest expense and penalties.  During the third quarter of 2012, we recognized $206 in net tax benefits and related interest primarily due to settlements with taxing authorities.

As of September 23, 2012, it is reasonably possible for $83 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

13	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of September 23, 2012, our potential obligation pursuant to the guarantee was $769, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Service cost	$-	$-	$-	$-
Interest cost	1,895	1,962	5,683	5,887
Expected return on plan assets	(2,114)	(2,398)	(6,341)	(7,195)
Amortization of:
Unrecognized prior service cost	(3)	(2)	(8)	(7)
Unrecognized net loss	510	244	1,529	734
Net periodic benefit (income) cost included in total operating costs and expenses and selling and administrative expenses	$288	$(194)	$863	$(581)

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first three quarters of 2012, we contributed $2,768 and $290 to our qualified defined benefit pension plan and non-qualified pension plan, respectively.  Based on the most recent current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we expect no additional contributions to our qualified defined benefit pension plan in 2012.  We expect to contribute $100 to our unfunded non-qualified pension plan for the remainder of 2012.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

14	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Service cost	$3	$13	$10	$40
Interest cost	158	207	473	620
Amortization of:
Unrecognized prior service cost	(55)	(54)	(164)	(164)
Unrecognized net loss	47	-	141	-
Unrecognized net transition obligation	138	137	410	412
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$291	$303	$870	$908

15	NOTES PAYABLE

Long-term Notes Payable to Banks
We have a secured credit facility of $225,000 that expires on December 2, 2013.  In connection with the acquisition agreement for NewsChannel 5 Network, LLC, we received commitments from certain of the lending banks to amend the secured credit facility to permit the acquisition and to exercise the “accordion” feature therein, which increases the commitment by $100,000, resulting in a total capacity of $325,000.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.

Our borrowings under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of September 23, 2012 and December 25, 2011, we had borrowings of $30,335 and $41,305, respectively, under our credit facility at a weighted average interest rate of 2.60% and 2.65%, respectively.

Fees in connection with the credit facility of $4,451 (including $900 deferred in the third quarter ended September 23, 2012 related to the aforementioned commitments to amend the credit facility) are being amortized over the term of the secured credit facility using the straight-line method.

We estimate the fair value of our secured credit facility at September 23, 2012 to be $30,438, based on discounted cash flows using an interest rate of 2.50%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $40,988, based on discounted cash flows using an interest rate of 3.05%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains or losses on asset disposals and non-cash charges.

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

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, including with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

15	NOTES PAYABLE continued

Unsecured Subordinated Notes Payable
On August 13, 2012, the Company repurchased all 3,264,000 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock, in exchange for $6,246 in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599 and bearing interest at a rate of 7.25% per annum.  The cash payment equaled the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.

The aggregate principal amount of the subordinated notes was determined by multiplying the volume weighted average price of our class A common stock on the New York Stock Exchange over the five consecutive trading days ending on (and including) August 10, 2012 of $5.75 by the number of fully diluted shares of class C common stock (each class C share was convertible into 1.363970 shares of class A common stock pursuant to the Company’s Articles of Incorporation for a total of 4,451,998 shares on a class A-equivalent basis).

Subordinated notes of $1,340 were repaid in full on September 21, 2012.  Six of the remaining subordinated notes, with an aggregate principal amount of approximately $8,324, are due on December 31, 2012 ($6,324) or July 15, 2013 ($2,000).  These subordinated notes may be prepaid in full or in part at any time without premium or penalty.  The remaining eight subordinated notes, with an aggregate principal amount of approximately $15,935, are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes to be $24,259 based on discounted cash flows using an interest rate of 7.25%, which falls within Level 2 of the fair value hierarchy.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  As of September 23, 2012, $24,259 of the subordinated notes remains outstanding.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800,000 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of September 23, 2012 there are 2,475,435 shares available for issuance under the 2007 Plan.

During the third quarter and three quarters ended September 23, 2012 we recognized $372 and $1,346, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 23, 2012 was $144 and $538, respectively.  During the third quarter and three quarters ended September 25, 2011, we recognized $313 and $1,332, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 25, 2011 was $122 and $536, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of September 23, 2012, total unrecognized compensation cost related to stock-based compensation awards was $1,904, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

Stock Grants
The compensation committee of our board of directors has granted class B common stock to employees and non-employee directors under our 2007 Plan.  Each stock grant may have been accompanied by restrictions, or may have been made without any restrictions, as the compensation committee of our board of directors determined.  Such restrictions may have included requirements that the participant remain in our continuous employment for a specified period of time, or that we or the participant meet designated performance goals.  We value non-vested restricted stock grants at the closing market prices of our class A common stock on the grant date.

A summary of stock grant activity during the three quarters of 2012 is:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 25, 2011	657,275	$3.89
Granted	245,254	4.93
Vested	(430,032)	3.04
Forfeited	(6,250)	4.91
Non-vested at September 23, 2012	466,247	5.20

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the three quarters of 2012 was $1,309.  There was an aggregate of 359,670 unrestricted and non-vested restricted stock grants issued to our non-employee directors (92,670 shares) and employees (267,000 shares) in the three quarters of 2011 at a weighted average fair value of $5.67 per share, of which 177,591 of the non-vested restricted shares have since vested.

Performance Units
In the first quarter of 2012, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over the 2012 to 2014 fiscal year performance period.  We value performance unit awards at the closing market price of our class A common stock on the grant date.  In the first quarter of 2012, we granted 76,700 performance units at a weighted average fair value of $5.59. The actual number of performance units that vest will be determined at the end of the three year performance period. As of September 23, 2012, 76,700 performance units remain unvested.

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

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the three quarters of 2012 is:

			Weighted
			Average
		Weighted	Contractual Term
		Average	Remaining
	SARS	Exercise Price	(years)

December 25, 2011
Outstanding and exercisable	1,083,207	$10.71	5.6

September 23, 2012
Outstanding and exercisable	1,083,207	$10.71	4.9

All SARs have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the third quarter of 2012 is zero because the fair market value of our class B common stock on September 23, 2012 was lower than the weighted average exercise price of the SARs.

Employee Stock Purchase Plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000,000 shares of our class B common stock are authorized for sale under this plan.  There were 56,603 class B common shares sold to employees under this plan in the three quarters of 2012 at a weighted average fair value of $4.25.  As of September 23, 2012, there are 2,207,020 shares available for sale under the plan.

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings from discontinued operations, net of applicable income taxes in the condensed consolidated statements of operations for the third quarter and three quarters ended September 23, 2012 and September 25, 2011:

	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Revenue	$-	$-	$-	$-
Earnings before income taxes	$-	$-	$-	$562

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

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the third quarter and three quarters ended September 23, 2012 and September 25, 2011 and identifiable total assets as of September 23, 2012 and December 25, 2011:

	Third Quarter Ended		Three Quarters Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Revenue
Broadcasting	$58,810	$46,937	$157,726	$135,129
Publishing	39,193	40,888	118,267	126,807
Corporate eliminations	(248)	(41)	(465)	(189)
	$97,755	$87,784	$275,528	$261,747

Operating earnings (loss)
Broadcasting	$12,975	$6,991	$32,813	$21,309
Publishing	2,234	2,822	5,391	9,994
Corporate	(1,641)	(1,720)	(5,436)	(5,711)
	$13,568	$8,093	$32,768	$25,592

Depreciation and amortization
Broadcasting	$3,172	$3,140	$9,549	$9,155
Publishing	2,265	2,616	7,171	7,872
Corporate	168	154	499	455
	$5,605	$5,910	$17,219	$17,482

Capital expenditures
Broadcasting	$2,327	$1,951	$6,634	$6,521
Publishing	495	353	865	931
Corporate	167	386	624	643
	$2,989	$2,690	$8,123	$8,095

	September 23, 2012	December 25, 2011
Identifiable total assets
Broadcasting	$311,706	$262,216
Publishing	105,981	113,236
Corporate & discontinued operations	(5,404)	42,273
	$412,283	$417,725

19	SUBSEQUENT EVENTS

On October 22, 2012, we acquired certain assets of ACE TV, Inc., including the broadcast license of WACY-TV for a purchase price of $2,038.  The transaction will be reflected in our fourth quarter as the acquisition of the noncontrolling interest with no resulting gain or loss recognized in consolidated net earnings or comprehensive income.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the third quarter and three quarters ended September 23, 2012, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 25, 2011.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 25, 2011, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report):

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

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 35 radio stations and 14 television stations in 12 states.  The television stations include WACY-TV in Appleton, Wisconsin that we purchased on October 22, 2012 and was previously operated under a local marketing agreement (LMA).  Results from our interactive media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community newspapers and shoppers in Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the broadcast industry is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The increased ratings during the Olympic time period, which fell during the third quarter of 2012, provided us the opportunity to sell advertising at premium rates.

Over the past several years, fundamentals in the newspaper industry have deteriorated significantly.  Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the internet and other advertising forms.  However, in the third quarter of 2012, the daily newspaper experienced year-over-year growth in retail ROP due to special programs and initiatives.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the continued housing market downturn has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

Revenue from our broadcasting businesses increased $11.9 million in the third quarter of 2012 compared to the third quarter of 2011.  This is primarily due to a $6.7 million increase in political and issue advertising revenue, a $2.7 million increase in Olympic advertising revenue, a $1.0 million increase in national advertising revenue, a $0.5 million increase in retransmission revenue, a $0.4 million increase in local advertising revenue, and a $0.6 million increase in other revenue.  The increase in national advertising revenue was driven by the media and automotive categories.  The increase in local advertising revenue was driven by the automotive, media and medical categories.  Total expenses from our broadcasting business increased 14.7% in the third quarter of 2012 compared to the third quarter of 2011, primarily due to an increase in employee-related costs, national sales representatives’ commission expenses, acquisition and integration-related costs, expenses related to the new Green Bay Packers preseason network agreement and increases in network costs.  Operating earnings from our broadcasting business increased $6.0 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to an increase in political and issue and Olympic advertising revenue, partially offset by an increase in operating expenses.  Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

In the third quarter of 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Retail advertising revenue decreased $0.7 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to a decrease in preprint advertising at the daily newspaper from the department store, furniture, and building categories and the sale of the Florida-based community newspapers and shoppers in the second and third quarters of 2011, partially offset by the increase in retail ROP from special programs and initiatives.  The sale of the Florida-based community newspapers and shoppers accounted for $0.4 million of the year-over-year decline.  Classified advertising revenue also decreased in the third quarter of 2012 by $1.2 million compared to the third quarter of 2011.  The largest declines were in the automotive and employment categories at the daily newspaper, combined with $0.1 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in the second and third quarters of 2011.  Publishing digital advertising revenue of $2.8 million increased 3.5%, primarily due to increases in retail sponsorships and other revenue; partially offset by declines in classified advertising revenue.  National advertising revenue decreased $0.1 million in the third quarter of 2012 due to a decrease in ROP and preprint advertising in the furniture and business services categories.  In the first quarter of 2012, the Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website.  Integrated into the launch of the “JS Everywhere” subscription was a price increase to our home delivery subscribers, who gain full access to all digital products, including the new iPad app, mobile phone app and jsonline.com, with their subscription fee. This contributed to a circulation revenue increase of $0.3 million in the third quarter of 2012 compared to the third quarter of 2011.  At our daily newspaper, commercial delivery revenue decreased in the third quarter of 2012 by $0.1 million compared to the third quarter of 2011. Commercial printing revenue increased $0.2 million in the third quarter of 2012 compared to the third quarter of 2011, driven by increased volume.  Total expenses at our publishing businesses decreased $1.1 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to expense savings from previous workforce reduction charges in the third quarter of 2011 and the first quarter of 2012.  Operating earnings at our publishing businesses decreased $0.6 million in the third quarter of 2012 compared to the third quarter of 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue, combined with a $0.2 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in the second and third quarter of 2011.

Index

Advertising revenue at our broadcasting and publishing businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement at our broadcasting business, persistent high unemployment, lack of strong economic growth and continued economic uncertainty in an election year temper our optimism.  In the short-term, we do expect to see increased revenue from political and issue advertising.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2011 or prior years given the secular changes affecting the newspaper industry.

In the fourth quarter of 2012, we will seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses which we expect to positively impact revenue, and continue to look for new acquisition opportunities within broadcast.  Our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.  The purchase of the two radio stations in Tulsa, Oklahoma and the pending purchase of the Nashville CBS affiliate NewsChannel 5-WTVF-TV are consistent with one of our strategic goals of creating additional broadcast scale in new and existing markets.

Results of Operations

Third Quarter Ended September 23, 2012 compared to the Third Quarter Ended September 25, 2011

Our consolidated revenue in the third quarter of 2012 was $97.8 million, an increase of $10.0 million, or 11.4%, compared to $87.8 million in the third quarter of 2011.  Our consolidated operating costs and expenses in the third quarter of 2012 were $53.1 million, an increase of $1.2 million, or 2.3%, compared to $51.9 million in the third quarter of 2011.  Our consolidated selling and administrative expenses in the third quarter of 2012 were $31.1 million, an increase of $3.3 million, or 11.9%, compared to $27.8 million in the third quarter of 2011.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2012 and the third quarter of 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$58.8	60.2%	$46.9	53.4%
Publishing	39.2	40.1	40.9	46.6
Corporate eliminations	(0.2)	(0.3)	-	-
Total revenue	97.8	100.0	87.8	100.0

Total operating costs and expenses	53.1	54.2	51.9	59.1
Selling and administrative expense	31.1	31.9	27.8	31.7
Total operating costs and expenses and selling and administrative expenses	84.2	86.1	79.7	90.8
Total operating earnings	$13.6	13.9%	$8.1	9.2%

Revenue from our broadcasting businesses increased $11.9 million in the third quarter of 2012 compared to the third quarter of 2011. This was primarily due to a $6.7 million increase in political and issue advertising revenue, a $2.7 million increase in Olympic advertising revenue, a $1.0 million increase in national advertising revenue, a $0.4 million increase in local advertising revenue, a $0.5 million increase in retransmission revenue, and a $0.6 million increase in other revenue.  The increase in national advertising revenue was driven by the media and automotive categories.  The increase in local advertising revenue was driven by the automotive, media and medical categories.  Operating earnings from our broadcasting business increased $6.0 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to the increase in advertising revenue, partially offset by an increase in operating expenses.

Index

In the third quarter of 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Retail advertising revenue decreased $0.7 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to a decrease in preprint advertising at the daily newspaper from the department store, furniture, and building categories and the sale of the Florida-based community newspapers and shoppers in the second and third quarters of 2011, partially offset by an increase in retail ROP from special programs and initiatives.  The sale of the Florida-based community newspapers and shoppers accounted for $0.4 million of the year-over-year decline.  Classified advertising revenue also decreased in the third quarter of 2012 by $1.1 million compared to the third quarter of 2011.  Operating earnings at our publishing businesses decreased $0.6 million in the third quarter of 2012 compared to the third quarter of 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue, combined with a $0.2 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in the second and third quarter of 2011.

The increase in total operating costs and expenses in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to increases in employee-related expenses, network affiliation fees and network costs, partially offset by expense savings from previous workforce reduction charges in third quarter of 2011.  The increase in selling and administrative expenses was primarily due to increases in employee-related expenses, acquisition and integration-related costs, and impairment of long-lived assets.

Our consolidated operating earnings were $13.6 million in the third quarter of 2012, an increase of $5.5 million, or 67.7%, compared to $8.1 million in the third quarter of 2011.  The following table presents our operating earnings by segment for the third quarter of 2012 and the third quarter of 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$13.0	$7.0
Publishing	2.2	2.8
Corporate	(1.6)	(1.7)
Total operating earnings	$13.6	$8.1

The increase in total operating earnings was primarily due to the increase in revenue at our broadcasting business, partially offset by the decrease in revenue at our publishing business and an increase in selling and administrative expenses.

EBITDA in the third quarter of 2012 was $19.2 million, an increase of $5.2 million, or 36.9%, compared to $14.0 million in the third quarter of 2011.  We define EBITDA as net earnings excluding provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

Index

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the third quarter of 2012 and the third quarter of 2011:

	2012	2011
	(dollars in millions)

Net earnings (1)	$7.7	$4.4
Provision for income taxes	4.9	2.8
Total other expense, net	1.0	0.8
Depreciation	5.2	5.6
Amortization	0.4	0.4
EBITDA	$19.2	$14.0

(1)
Included in net earnings for the third quarter of 2012 are pre-tax charges for impairment of long-lived assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $0.6 million, and $0.6 million, respectively.  Included in net earnings for the third quarter of 2011 are a pre-tax charge of $1.3 million related to workforce reductions and $0.2 million pre-tax operating earnings related to the sold Florida-based community newspapers and shoppers.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the third quarter of 2012 was $58.8 million, an increase of $11.9 million, or 25.3%, compared to $46.9 million in the third quarter of 2011.  Operating earnings from broadcasting in the third quarter of 2012 were $13.0 million, an increase of $6.0 million, or 85.6%, compared to $7.0 million in the third quarter of 2011.

The following table presents our broadcasting revenue and operating earnings for the third quarter of 2012 and the third quarter of 2011:

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change Total
	(dollars in millions)

Revenue	$38.9	$19.9	$58.8	$27.9	$19.0	$46.9	25.3%

Operating earnings	$10.0	$3.0	$13.0	$2.9	$4.1	$7.0	85.6%

Revenue from our television stations in the third quarter of 2012 was $38.9 million, an increase of $11.0 million, or 39.5%, compared to $27.9 million in the third quarter of 2011.  We experienced revenue increases in all of our nine television markets.  Compared to the third quarter of 2011, political and issue advertising revenue increased $6.7 million, or 367.8%; national advertising revenue increased $1.0 million, or 18.2%; retransmission revenue increased $0.5 million, or 23.5%; other revenue increased $0.6 million, or 166.3%; and Olympic revenue increased $2.7 million.  Partially offsetting these revenue increases was a decrease in local advertising revenue of $0.5 million, or 3.0%.  Political and issue advertising revenue increased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the political activity in Wisconsin and Nevada.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically political, automotive, media and medical, partially offset by decreases in the communications, home products and restaurants categories.  Automotive advertising revenue represented 16.2% of television advertising revenue in the third quarter of 2012 compared to 17.0% in the third quarter of 2011.  Automotive advertising revenue was $6.3 million in the third quarter of 2012, an increase of $1.5 million, or 32.7%, compared to $4.8 million in the third quarter of 2011.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $0.5 million in the third quarter of 2012 and $0.4 million in the third quarter of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the third quarter of 2012 were $10.0 million, an increase of $7.1 million, or 244.1%, compared to $2.9 million in the third quarter of 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total television expenses in the third quarter of 2012 increased $3.9 million, or 15.8%, compared to the third quarter of 2011, primarily due to increases in employee-related expenses, sales commissions, acquisition and integration-related costs, and expenses related to the new Green Bay Packers preseason network agreement.

Index

Revenue from our radio stations in the third quarter of 2012 was $19.9 million, an increase of $0.9 million, or 4.4%, compared to $19.0 million in the third quarter of 2011.  We experienced revenue increases in four of our eight radio markets.  Compared to the third quarter of 2011, local advertising revenue increased $1.0 million, or 5.9%, which was partially offset by a decrease in political and issue advertising revenue of $0.1 million, or 14.9%. National advertising revenue was $1.7 million in both the third quarter of 2012 and the third quarter of 2011, and other revenue was $0.7 million in both the third quarter of 2012 and the third quarter of 2011.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the media, casino and gambling, and automotive categories, partially offset by decreases in the medical, communications and travel categories.  Automotive advertising represented 15.9% of radio advertising revenue in the third quarter of 2012 compared to 15.5% in the third quarter of 2011.  Automotive advertising revenue was $3.1 million in the third quarter of 2012, an increase of $0.2 million, or 7.1%, compared to $2.9 million in the third quarter of 2011.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $0.6 million in the third quarter of 2012, an increase of 6.9%, compared to $0.5 million in the third quarter of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2012 were $3.0 million, a decrease of $1.1 million, or 26.6%, compared to $4.1 million in the third quarter of 2011.  The decrease in operating earnings was primarily due to the increase in operating expenses, partially offset by the increase in advertising revenue.  Total radio expenses in the third quarter of 2012 increased $2.0 million, or 13.0%, compared to the third quarter of 2011, primarily due to increases in employee-related expenses, rights fees and impairment of long-lived assets, partially offset by credits related to our radio music license fees.  Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Publishing

Revenue from publishing in the third quarter of 2012 was $39.2 million, a decrease of $1.7 million, or 4.1%, compared to $40.9 million in the third quarter of 2011.  Operating earnings from publishing were $2.2 million in the third quarter of 2012, a decrease of $0.6 million, or 20.8%, compared to $2.8 million in the second quarter of 2011.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2012 and the third quarter of 2011:

	2012			2011

		Community			Community		Percent
	Daily	Newspapers		Daily	Newspapers		Change
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Total
	(dollars in millions)
Advertising revenue:
Retail	$13.0	$3.4	$16.4	$13.0	$4.1	$17.1	(4.1)%
Classified	3.3	0.7	4.0	4.3	0.9	5.2	(21.4)
National	0.7	-	0.7	0.8	-	0.8	(18.5)
Total advertising revenue	17.0	4.1	21.1	18.1	5.0	23.1	(8.5)
Circulation revenue	12.7	0.4	13.1	12.4	0.4	12.8	2.3
Other revenue	4.2	0.8	5.0	4.2	0.8	5.0	(0.5)
Total revenue	$33.9	$5.3	$39.2	$34.7	$6.2	$40.9	(4.1)%

Operating earnings	$2.0	$0.2	$2.2	$2.3	$0.5	$2.8	(20.8)%

Advertising revenue accounted for 53.9% of total publishing revenue in the third quarter of 2012 compared to 56.4% in the third quarter of 2011.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper, and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the third quarter of 2012.

Retail advertising revenue in the third quarter of 2012 was $16.4 million, a decrease of $0.7 million, or 4.1%, compared to $17.1 million in the third quarter of 2011.  Retail advertising revenue at our daily newspaper remained flat quarter-over-quarter.  We continue to believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  These trends persisted in our community newspapers and shoppers business.  The $0.7 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011 and decreases in the automotive, retail and real estate advertising categories.

Index

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the third quarter of 2012 compared to the third quarter of 2011.  Classified advertising revenue in the third quarter of 2012 was $4.0 million, a decrease of $1.2 million, or 21.4%, compared to $5.2 million in the third quarter of 2011.  At our daily newspaper, classified advertising revenue decreased $1.0 million, or 21.3%, in the third quarter of 2012 compared to the third quarter of 2011.  The revenue decreases were led by the employment and automotive categories, which decreased $0.7 million, or 31.4%.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.2 million, or 21.7%, in the third quarter of 2012 as compared to the third quarter of 2011 due to the continued softness in the classified categories and decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses sold in the second and third quarters of 2011.

The total decrease in automotive advertising at our daily newspaper in the third quarter of 2012 was $0.2 million, or 18.5%, compared to the third quarter of 2011.  Total retail and classified digital advertising revenue at our daily newspaper was $2.8 million in the third quarter of 2012, an increase of $0.1 million, or 2.8%, compared to $2.7 million in the third quarter of 2011.  Digital retail advertising revenue increased 20.3% compared to the third quarter of 2011 due to increases in sponsorships and other digital revenue.  Digital classified advertising revenue decreased 21.9% compared to the third quarter of 2011 due to decreases in classifieds upsells and packages sold.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.7 million in the third quarter of 2012, a decrease of $0.1 million, or 18.5%, compared to $0.8 million in the third quarter of 2011.  The decrease was primarily due to a decrease in ROP and preprint advertising in the furniture and business services categories.

Circulation revenue accounted for 33.5% of total publishing revenue in the third quarter of 2012 compared to 31.4% in the third quarter of 2011.  Circulation revenue was $13.1 million in the third quarter of 2012, an increase of $0.3 million, or 2.3%, compared to $12.8 million in the third quarter of 2011.  At our daily newspaper, circulation revenue of $12.7 million in the third quarter of 2012 increased $0.3 million compared to $12.4 million in the third quarter of 2011, primarily due to a price increase implemented with our “JS Everywhere” subscription program.  The new JS Everywhere subscription program provides newspaper and digital subscribers access to the new iPad app, mobile phone app and jsonline.com.  At our community newspapers and shoppers business, circulation revenue was $0.4 million in both the third quarter of 2012 and the third quarter 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers and shoppers, accounted for 12.6% of total publishing revenue in the third quarter of 2012 compared to 12.2% in the third quarter of 2011.  Other revenue was $5.0 million in the third quarter of 2012 and the third quarter of 2011.

Publishing operating earnings in the third quarter of 2012 were $2.2 million, a decrease of $0.6 million, or 20.8%, compared to $2.8 million in the third quarter of 2011.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue, combined with $0.2 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in the second and third quarter of 2011.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $1.1 million the third quarter of 2012 as compared to the third quarter of 2011, primarily due to expense savings from previous workforce reduction charges in the third quarter of 2011.  Total newsprint and paper costs for our publishing businesses in the third quarter of 2012 were $4.3 million, an increase of $0.2 million, or 4.6%, compared to $4.1 million in the third quarter of 2011 due to a 4.5% increase in newsprint consumption, partially offset by a 0.8% decrease in average newsprint pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance and revenue and expense eliminations.  The unallocated expenses were $1.6 million in the third quarter of 2012, a decrease of $0.1 million compared to $1.7 million in the third quarter of 2011.

Other Income and Expense and Taxes

Interest income was insignificant in both the third quarter of 2012 and the third quarter of 2011.  Interest expense was $1.0 million in the third quarter of 2012 compared to $0.8 million in the third quarter of 2011.  The increase in interest expense was due to the issuance of unsecured subordinated promissory notes to repurchase of all of our outstanding class C common stock during the third quarter of 2012, as well as higher amortization of deferred financing costs.  Amortization of deferred financing costs, which is reported in interest expense, was $0.4 million in the third quarter of 2012 and $0.3 million in the third quarter of 2011.

Our effective tax rate was both 38.8% in the third quarter of 2012 and the third quarter of 2011.

Index

Discontinued Operations

There were no earnings from discontinued operations, net of income tax expense, in the third quarter of 2012 or the third quarter of 2011.

Net Earnings

Our net earnings in the third quarter of 2012 were $7.7 million, an increase of $3.3 million, or 73.1%, compared to $4.4 million in the third quarter of 2011.  The increase was driven by increased operating earnings for the reasons described above.

Earnings per Share for Class A and B Common Stock

In the third quarter of 2012, basic and diluted net earnings per share of class A and B common stock were $0.14 for both.  This compared to $0.07 for both in the third quarter of 2011.  There were no basic and diluted earnings per share from discontinued operations in the third quarter of 2012 and the third quarter of 2011.

Three Quarters Ended September 23, 2012 compared to the Three Quarters Ended September 25, 2011

Our consolidated revenue in the three quarters of 2012 was $275.5 million, an increase of $13.8 million, or 5.3%, compared to $261.7 million in the three quarters of 2011.  Our consolidated operating costs and expenses in the three quarters of 2012 were $150.7 million, an increase of $0.1 million, or 0.1%, compared to $150.6 million in the three quarters of 2011.  Our consolidated selling and administrative expenses in the three quarters of 2012 were $92.0 million, an increase of $6.5 million, or 7.6%, compared to $85.5 million in the three quarters of 2011.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2012 and the three quarters of 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$157.7	57.3%	$135.1	51.6%
Publishing	118.3	42.9	126.8	48.5
Corporate eliminations	(0.5)	(0.2)	(0.2)	(0.1)
Total revenue	275.5	100.0	261.7	100.0

Total operating costs and expenses	150.7	54.7	150.6	57.5
Selling and administrative expense	92.0	33.3	85.5	32.7

Total operating costs and expenses and selling and administrative expenses	242.7	88.1	236.1	90.2
Total operating earnings	$32.8	11.9%	$25.6	9.8%

Revenue from our broadcasting businesses increased $22.6 million in the three quarters of 2012 compared to the three quarters of 2011. This was primarily due to an $11.9 million increase in political and issue advertising revenue, a $3.8 million increase in national advertising revenue, a $1.9 million increase in local advertising revenue, a $2.7 million increase in Olympic revenue, a $1.6 million increase in retransmission revenue, and a $0.7 million increase in other revenue.  Operating earnings from our broadcasting business increased $11.5 million in the three quarters of 2012 compared to the three quarters of 2011, primarily due to the increase in advertising revenue.

Revenue from our publishing businesses decreased $8.5 million in the three quarters of 2012 compared to the three quarters of 2011. Retail advertising revenue decreased $4.7 million in the three quarters of 2012 compared to the three quarters of 2011, primarily due to a decrease in ROP and preprint advertising at the daily newspaper from the finance, travel, home improvement, communications, entertainment, dining and business services categories.  Of the year-over-year decline, $2.3 million was the result of the 2011 sale of the Florida-based community newspapers and shoppers.  Classified advertising revenue also decreased in the three quarters of 2012 by $3.2 million compared to the three quarters of 2011.  Operating earnings at our publishing businesses decreased $4.6 million in the three quarters of 2012 compared to the three quarters of 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue, additional severance, and expenses and the elimination of earnings from the Florida properties.

Index

The increase in total operating costs and expenses in the three quarters of 2012 compared to the three quarters of 2011 was primarily due to increases in employee-related expenses and network affiliation fees, partially offset by a decrease in newsprint and paper costs. The increase in selling and administrative expenses was primarily due to employee-related expenses, acquisition and integration-related costs, impairment of long-lived assets and workforce reduction charges primarily in our publishing group.

Our consolidated operating earnings were $32.8 million in the three quarters of 2012, an increase of $7.2 million, or 28.0%, compared to $25.6 million in the three quarters of 2011.  The following table presents our operating earnings by segment for the three quarters of 2012 and the three quarters of 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$32.8	$21.3
Publishing	5.4	10.0
Corporate	(5.4)	(5.7)
Total operating earnings	$32.8	$25.6

The increase in total operating earnings was primarily due to the increase in revenue at our broadcasting business, partially offset by the decrease in revenue at our publishing business, the increase in operating costs and expenses and the increase in selling and administrative expenses.

EBITDA in the three quarters of 2012 was $50.0 million, an increase of $6.9 million, or 16.0%, compared to $43.1 million in the three quarters of 2011.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the three quarters of 2012 and the three quarters of 2011:

	2012	2011
	(dollars in millions)

Net earnings(1)	$18.2	$14.0
Provision for income taxes	12.1	9.2
Total other expense, net	2.5	2.8
Depreciation	15.9	16.3
Amortization	1.3	1.1
EBITDA	$50.0	$43.4

(1)
Included in net earnings for the three quarters of 2012 are pre-tax charges for impairment of long-lived assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $1.0 million, and $1.6 million, respectively.  Included in net earnings for the three quarters of 2011 are after-tax earnings from discontinued operations of $0.3 million, a pre-tax charge of $1.3 million related to workforce reductions and $0.6 million pre-tax operating earnings related to the sold Florida-based community newspapers and shoppers.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Index

Broadcasting

Revenue from broadcasting in the three quarters of 2012 was $157.7 million, an increase of $22.6 million, or 16.7%, compared to $135.1 million in the three quarters of 2011.  Operating earnings from broadcasting in the three quarters of 2012 were $32.8 million, an increase of $11.5 million, or 54.0%, compared to $21.3 million in the three quarters of 2011.

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change Total
	(dollars in millions)

Revenue	$103.6	$54.1	$157.7	$84.0	$51.1	$135.1	16.7%

Operating earnings	$22.5	$10.3	$32.8	$11.0	$10.3	$21.3	54.0%

Revenue from our television stations in the three quarters of 2012 was $103.6 million, an increase of $19.6 million, or 23.2%, compared to $84.0 million in the three quarters of 2011.  We experienced revenue increases in all of our nine television markets.  Compared to the three quarters of 2011, political and issue advertising revenue increased $11.6 million, or 346.6%; national advertising revenue increased $3.4 million, or 20.8%; retransmission revenue increased $1.6 million, or 26.2%; other revenue increased $0.8 million, or 63.3%; and Olympic revenue increased $2.7 million.  Partially offsetting these revenue increases was a decrease in local advertising revenue of $0.5 million, or 0.9%.  Political and issue advertising revenue increased in the three quarters of 2012 primarily due to the political activity in Wisconsin and Nevada.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically political, automotive, media and financial, partially offset by decreases in the home products, restaurant and other categories.  Automotive advertising revenue represented 16.9% of television advertising revenue in the three quarters of 2012 compared to 17.0% in the three quarters of 2011.  Automotive advertising revenue was $17.5 million in the three quarters of 2012, an increase of $3.2 million, or 22.6%, compared to $14.3 million in the three quarters of 2011.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Interactive revenue was $1.4 million in the three quarters of 2012 and the three quarters of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our television stations in the three quarters of 2012 were $22.5 million, an increase of $11.5 million, or 104.7%, compared to $11.0 million in the three quarters of 2011.  The increase in operating earnings was primarily due to the increase in advertising revenue, partially offset by an increase in expenses.  Total television expenses in the three quarters of 2012 increased $8.1 million, or 11.0%, compared to the three quarters of 2011 primarily due to increases in employee-related expenses, sales commissions, acquisition and integration-related costs, and expenses related to the new Green Bay Packers preseason network agreement.

Revenue from our radio stations in the three quarters of 2012 was $54.1 million, an increase of $3.0 million, or 6.0%, compared to $51.1 million in the three quarters of 2011.  We experienced revenue increases in five of our eight radio markets.  Compared to the three quarters of 2011, local advertising revenue increased $2.4 million, or 5.5%; national advertising revenue increased $0.4 million, or 8.7%; and political and issue advertising increased $0.3 million, or 42.7%.  These increases were partially offset by a decrease in other revenue of $0.1 million, or 2.2%.

Our radio stations experienced advertising revenue increases in a number of categories, specifically automotive, media, and casino and gambling, partially offset by decreases in the medical, building and hardware, and communications categories.  Automotive advertising represented 15.5% of radio advertising revenue in the three quarters of 2012 compared to 14.8% in the three quarters of 2011.  Automotive advertising revenue was $8.4 million in the three quarters of 2012, an increase of $0.9 million, or 4.1%, compared to $7.5 million in the three quarters of 2011.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Interactive revenue was $1.5 million in the three quarters of 2012, an increase of $0.2 million, or 14.8%, compared to $1.3 million in the three quarters of 2011.  Interactive revenue is reported in local advertising revenue.

Operating earnings from our radio stations were $10.3 million in the three quarters of 2012 and three quarters of 2011.  Total radio expenses were $43.8 million in the three quarters of 2012, an increase of $3.0 million, or 7.6%, compared to $40.8 million in the three quarters of 2011, primarily due to employee-related expenses, impairment of long-lived assets, and acquisition and integration-related expenses, partially offset by credits related to our radio music license fees. Throughout 2012, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Index

Publishing

Revenue from publishing in the three quarters of 2012 was $118.3 million, a decrease of $8.5 million, or 6.7%, compared to $126.8 million in the three quarters of 2011.  Operating earnings from publishing were $5.4 million in the three quarters of 2012, a decrease of $4.6 million, or 46.1%, compared to $10.0 million in the three quarters of 2011.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2012 and the three quarters of 2011:

	2012			2011

		Community			Community		Percent
	Daily	Newspapers		Daily	Newspapers		Change
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Total
	(dollars in millions)
Advertising revenue:
Retail	$39.0	$10.4	$49.4	$40.5	$13.6	$54.1	(8.9)%
Classified	10.5	2.0	12.5	13.0	2.7	15.7	(20.4)
National	2.2	-	2.2	3.2	-	3.2	(30.1)
Direct Marketing	-	-	-	0.1	-	0.1	(50.5)
Total advertising revenue	51.7	12.4	64.1	56.8	16.3	73.1	(12.3)
Circulation revenue	37.6	1.3	38.9	37.1	1.4	38.5	1.1
Other revenue	12.9	2.4	15.3	12.9	2.3	15.2	0.3
Total revenue	$102.2	$16.1	$118.3	$106.8	$20.0	$126.8	(6.7)%

Operating earnings	$4.8	$0.6	$5.4	$8.5	$1.5	$10.0	(46.1)%

Advertising revenue accounted for 54.2% of total publishing revenue in the three quarters of 2012 compared to 57.7% in the three quarters of 2011.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in the three quarters of 2012.

Retail advertising revenue in the three quarters of 2012 was $49.4 million, a decrease of $4.7 million, or 8.9%, compared to $54.1 million in the three quarters of 2011. The $1.5 million decrease in retail advertising revenue at our daily newspaper was primarily due to decreases in ROP and preprint advertising from the finance, travel, home improvement, communications, entertainment, dining and business service categories.  We believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  The same trends persisted in our community newspapers and shoppers business as evidenced by the $3.2 million decrease in retail advertising revenue at our community newspapers and shoppers. The decreases were due to continued weakness in the automotive, retail and real estate categories, and decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses in the second and third quarters of 2011.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, real estate transactions and automotive sales.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the three quarters of 2012 compared to the three quarters of 2011.  Classified advertising revenue in the three quarters of 2012 was $12.5 million, a decrease of $3.2 million, or 20.4%, compared to $15.7 million in the three quarters of 2011.  At our daily newspaper, classified advertising revenue decreased $2.5 million, or 19.7%, in the three quarters of 2012 compared to the three quarters of 2011.  The revenue decreases were led by the employment and automotive categories, which decreased $2.0 million, or 28.8%.  At our community newspapers and shoppers business, classified advertising revenue decreased $0.7 million, or 23.6%, in the three quarters of 2012 compared to the three quarters of 2011 primarily due to continued softness in the classified categories and decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses in the second and third quarters of 2011.

The total decrease in automotive advertising at our daily newspaper in the three quarters of 2012 was $0.8 million, or 22.4%, compared to the three quarters of 2011.

Total retail and classified digital advertising revenue at our daily newspaper was $8.3 million in the three quarters of 2012 and the three quarters of 2011.  Digital retail advertising revenue increased 16.5% compared to the three quarters of 2011 due to increases in sponsorships and other digital revenue.  Digital classified advertising revenue decreased 22.0% compared to the three quarters of 2011 due to decreased classified upsells and packages sold.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

Index

National advertising revenue was $2.2 million the three quarters of 2012, a decrease of $1.0 million, or 30.1%, compared to $3.2 million in the three quarters of 2011.  The decrease was primarily due to a decrease in ROP advertising in the health and business services categories.

Circulation revenue accounted for 32.9% of total publishing revenue in the three quarters of 2012 compared to 30.3% in the three quarters of 2011.  Circulation revenue was $38.9 million in the three quarters of 2012, an increase of $0.4 million, or 1.1%, compared to $38.5 in the three quarters of 2011.  At our daily newspaper, circulation revenue of $37.6 million in the three quarters of 2012 increased $0.5 million compared to $37.1 million in the three quarters of 2011, primarily due to a price increase implemented with our “JS Everywhere” subscription program, partially offset by comparisons to 2011 when the Green Bay Packers were in the Super Bowl. The new JS Everywhere subscription program provides newspaper and digital subscribers access to the new iPad app, mobile phone app and access to jsonline.com.  At our community newspapers and shoppers business, circulation revenue of $1.3 million in the three quarters of 2012 decreased $0.1 million compared to $1.4 million in the three quarters of 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers and shoppers, accounted for 13.0% of total publishing revenue in the three quarters of 2012 compared to 12.0% in the three quarters of 2011.  Other revenue was $15.3 million in the three quarters of 2012, an increase of $0.1 million, or 0.3%, compared to $15.2 million in the three quarters of 2011.  At our daily newspaper, other revenue was $12.9 million in both the three quarters of 2012 and the three quarters of 2011.  At our community newspapers and shoppers business, other revenue of $2.4 million in the three quarters of 2012 increased $0.1 million compared to $2.3 million in the three quarters of 2011.

Publishing operating earnings in the three quarters of 2012 were $5.4 million, a decrease of $4.6 million, or 46.1%, compared to $10.0 million in the three quarters of 2011.  The decrease in operating earnings was primarily due to the decrease in advertising revenue, partially offset by the decrease in operating expenses.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $3.9 million, or 3.4%, in the three quarters of 2012 compared to the three quarters of 2011.  Total newsprint and paper costs for our publishing businesses in the three quarters of 2012 were $12.3 million, a decrease of $0.4 million, or 3.0%, compared to $12.7 million in the three quarters of 2011 due to a 3.4% decrease in newsprint consumption, partially offset by a 0.2% increase in average newsprint pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance and revenue and expense eliminations.  The unallocated expenses were $5.4 million in the three quarters of 2012, a decrease of $0.3 million compared to $5.7 million in the three quarters of 2011.  Revenue and expense eliminations were $0.5 million in the three quarters of 2012 compared to $0.2 million in the three quarters of 2011.

Other Income and Expense and Taxes

Interest income was minimal in both the three quarters of 2012 and the three quarters of 2011.  Interest expense was $2.4 million in the three quarters of 2012 compared to $2.8 million in the three quarters of 2011.  The decrease in interest expense was due to the decrease in average borrowings, partially offset by interest on the unsecured subordinated promissory notes issued during the third quarter of 2012.  Amortization of deferred financing costs, which is reported in interest expense, was $0.9 million both in the three quarters of 2012 and the three quarters of 2011.

Our effective tax rate was 40.0% in the three quarters of 2012 compared to 40.3% in the three quarters of 2011.  The decrease in the three quarters of 2012 compared to the three quarters of 2011 was primarily due to a state tax law change that resulted in a write-off of a state deferred tax asset in 2011, partially offset by an audit settlement in 2011.

Discontinued Operations

There were no discontinued operations during the three quarters of 2012. Earnings from discontinued operations, net of income tax expense of $0.2 million, were $0.3 million in the three quarters of 2011.

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

Index

Net Earnings

Our net earnings in the three quarters of 2012 were $18.2 million, an increase of $4.3 million, or 30.6%, compared to $14.0 million in the three quarters of 2011.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and the decrease in interest expense, partially offset by the increase in the provision for income taxes and the decrease in earnings from discontinued operations.

Earnings per Share for Class A and B Common Stock

In the three quarters of 2012, basic and diluted net earnings per share of class A and B common stock were $0.32 for both.  This compared to $0.23 for both in the three quarters of 2011.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.32 for both in the three quarters of 2012.  This compared to $0.22 for both in the three quarters of 2011.  There were no basic and diluted earnings per share from discontinued operations in the first quarter of 2012.  Basic and diluted earnings per share from discontinued operations were $0.01 in the three quarters of 2011.

Liquidity and Capital Resources

Our cash balance was $2.1 million as of September 23, 2012.  We believe our expected cash flows from operations and borrowings available under our secured credit facility of $194.7 million as of September 23, 2012 will be sufficient to fund our liquidity needs for at least the next 12 months.  In connection with the acquisition agreement for NewsChannel 5 Network, LLC, we expect to amend the secured credit facility to permit the acquisition and increase the total capacity to $325.0 million.  During the three quarters of 2012, we reduced our notes payable to banks by $11.0 million.  Additionally, given the expiration of our secured credit facility in December 2013, we are currently in discussions with several financial institutions, including lenders in our secured credit facility syndicate, regarding refinancing alternatives.  Such alternatives could incorporate a term loan or similar instrument, in addition to a revolving credit facility, in order to take advantage of the current favorable interest rate environment.  It is reasonably possible that we may conclude a refinancing prior to the end of our fiscal year.  On the first day of the third quarter of 2012, we funded the $11.7 million purchase price for the two Tulsa radio stations from our secured credit facility.  In the short-term, we expect to incur significant debt in connection with the acquisition of NewsChannel 5 Network, LLC.  In the long-term, we expect to pay down our notes payable to banks, repurchase shares and selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

Long-term Notes Payable to Banks

We have a secured credit facility of $225.0 million that expires on December 2, 2013.   In connection with the acquisition agreement for NewsChannel 5 Network, LLC, we received commitments from certain of the lending banks to amend the secured credit facility to permit the acquisition and to exercise the “accordion” feature therein, which increases the commitment by $100.0 million, resulting in a total capacity of $325.0 million.  The secured credit facility is secured by liens on certain of our assets and the assets of our subsidiaries and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on dividends.

Our borrowings under the secured credit facility incur interest at either LIBOR plus a margin that ranges from 225.0 basis points to 350.0 basis points, depending on our leverage, or (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 100.0 basis points or one-month LIBOR plus 150.0 basis points, plus (ii) a margin that ranges from 125.0 basis points to 250.0 basis points, depending on our leverage.  As of September 23, 2012 and December 25, 2011, we had borrowings of $30.3 million and $41.3 million, respectively, under our credit facility at a weighted average interest rate of 2.60% and 2.65%, respectively.

Fees in connection with the credit facility of $4.5 million (including $0.9 million deferred in the third quarter ended September 23, 2012 related to the aforementioned commitments to amend the credit facility) are being amortized over the term of the secured credit facility using the straight-line method.

We estimate the fair value of our secured credit facility at September 23, 2012 to be $30.4 million, based on discounted cash flows using an interest rate of 2.50%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $41.0 million, based on discounted cash flows using an interest rate of 3.05%. Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority. These fair value measurements fall within Level 2 of the fair value hierarchy.

As of September 23, 2012, we are in compliance with the financial covenants of the secured credit facility.  The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.50-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our funded debt to our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains or losses on asset disposals and non-cash charges.  As of September 23, 2012, we are able to borrow an additional $194.7 million under our secured credit facility.  Our future borrowings capacity is subject to change.

Index

•
A minimum interest coverage ratio of not less than 3-to-1, as determined for the four fiscal quarter period preceding the date of determination.  This ratio compares, for any period, our consolidated EBITDA, defined in the secured credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals and non-cash charges, to our interest expense.  As of September 23, 2012, our interest coverage ratio was 23.68-to-1.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, including with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

On August 13, 2012, the Company repurchased all 3,264,000 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock, in exchange for approximately $6.2 million in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of approximately $25.6 million and bearing interest at a rate of 7.25% per annum.  The cash payment equaled the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.

The aggregate principal amount of the subordinated notes was determined by multiplying the volume weighted average price of our class A common stock on the New York Stock Exchange over the five consecutive trading days ending on (and including) August 10, 2012 of $5.75 by the number of fully diluted shares of class C common stock (each class C share was convertible into 1.363970 shares of class A common stock pursuant to the Company’s Articles of Incorporation for a total of 4,451,998 shares on a class A-equivalent basis).

Subordinated notes of $1.3 million were repaid in full on September 21, 2012.  Six of the remaining subordinated notes, with an aggregate principal amount of approximately $8.3 million, are due on December 31, 2012 ($6.3 million) or July 15, 2013 ($2.0 million). These subordinated notes may be prepaid in full or in part at any time without premium or penalty.  The remaining eight subordinated notes, with an aggregate principal amount of approximately $15.9 million, are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes to be $24.3 million based on discounted cash flows, using an interest rate of 7.25%, which falls within Level 2 of the fair value hierarchy. Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority. As of September 23, 2012, $24.3 million of the subordinated notes remains outstanding.

We have $2.5 million of standby letters of credit for business insurance purposes.

On January 1, 2011, we permanently suspended our qualified defined benefit pension plan and permanently ceased all benefit accruals under the plan for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals, which bargaining was subsequently completed.  We also permanently suspended the unfunded non-qualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.  We fund our defined pension plan at the minimum amount required by the Pension Protection Act of 2006.  In the third quarter of 2012 and the three quarters of 2012, we contributed $0.1 million and $0.3 million, respectively, to our unfunded non-qualified benefit pension plan.  In addition to making regular contributions to our unfunded non-qualified plan, we contributed $1.4 million and $2.8 million to our qualified defined benefit pension plan in the third quarter of 2012 and the three quarters of 2012, respectively. Based upon current assumptions and projections, we expect to contribute an additional $0.1 million to our unfunded non-qualified pension plan in 2012 and make no additional contributions to our qualified defined pension plan in the remainder of 2012.  We expect to contribute $68.2 million to the qualified defined benefit pension plan over the next ten years.  These projected contributions may change due to changes in assumptions or legislation.

Our liability for separation benefits of $1.4 million as of September 23, 2012 will be paid during the next two years.  The ongoing activity of our liability for separation benefits during the three quarters of 2012 was as follows:

Index

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	September 23, 2012
	(dollars in millions)

Daily newspaper	$1.7	$1.6	$(1.9)	$1.4
Total	$1.7	$1.6	$(1.9)	$1.4

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares, and suspended the payment of the cumulative minimum dividend on our formerly outstanding class C shares.  Prior to the August 2012 repurchase of our class C shares, the accumulated minimum class C dividend of approximately $0.14 per share each quarter was required to be paid prior to the payment of any dividends on our class A and class B shares.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the three quarters of 2012, we purchased 0.7 million shares of our class A common stock for $3.5 million, or an average of $4.99 per share, excluding commissions.  As of the end of the third quarter of 2012, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

Cash Flow

Continuing Operations

In the three quarters of 2012, we have used cash provided by operating activities to fund capital expenditures, acquire two radio stations in Tulsa, reduce our debt, make a cash payment equal to the minimum unpaid and undeclared dividend in connection with the repurchase of our outstanding shares of class C common stock, and to a lesser extent, repurchase shares of our class A common stock.  In the three quarters of 2012, we reduced our notes payables to banks by $11.0 million while selectively adding back expense to invest in our employees, programming and products.

Cash provided by operating activities was $41.6 million in the three quarters of 2012 compared to $26.4 million in the three quarters of 2011.  The increase was primarily due to increased net earnings, decreased income tax payments, decreased payments related to our executive incentive compensation plan and other performance based plans related to our 2011 results, and increased cash provided by working capital.

Cash used for investing activities was $18.6 million in the three quarters of 2012 compared to $6.5 million in the three quarters of 2011.  Capital expenditures were $8.1 million in the three quarters of 2012 and in the three quarters of 2011.  Our capital expenditures in the three quarters of 2012 were primarily at our broadcasting business for needed improvements at our facilities, the purchase of high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the three quarters of 2012, we acquired KHTT-FM and KBEZ-FM for $11.7 million, and the $0.5 million notes receivable from the sale of the Clearwater, Florida based operations of PrimeNet and the $0.4 million notes receivable from the sale of two radio stations in Boise, Idaho in September 2009 were paid in full.  In the three quarters of 2011, we received $1.6 million in proceeds from the sales of the Florida-based community newspapers and shoppers businesses and the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.

Cash used for financing activities was $23.4 million in the three quarters of 2012 compared to $20.9 million in the three quarters of 2011.  Borrowings under our credit facility in the three quarters of 2012 were $92.8 million and we made payments of $103.8 million, reflecting an $11.0 million decrease in our notes payable to banks, compared to borrowings of $74.7 million and payments of $94.3 million in the three quarters of 2011, reflecting a $19.6 million decrease in our notes payable to banks.  In the three quarters of 2012, we made a $6.2 million cash payment for the repurchase of our outstanding shares of class C common stock, which was equal to the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012, made payments of $1.3 million on our unsecured subordinated notes payable issued in conjunction with the class C shares repurchase, and paid $0.9 million in deferred financing costs related to the receipt of commitments to amend our credit facility.

Index

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in the first quarter of 2011, reflecting the sale of real estate holdings of NorthStar.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued amended guidance for impairment of indefinite-lived intangible assets. The guidance allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the provisions of the update to have any impact on our condensed consolidated financial statements.

In September 2011, the FASB issued amended guidance for goodwill impairment.  The guidance simplifies how entities test goodwill for impairment.  The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance in the first quarter of 2012.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2011.

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the third quarter ended September 23, 2012:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 25, 2012 to July 22, 2012	-		-	-	$37,353,739
July 23, 2012 to August 19, 2012	6,726	(3)	-	-	$37,353,739
August 20, 2012 to September 23, 2012	-		-	-	$37,353,739

(1)	Represents shares of our class A common stock.
(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(3)
Represents 6,726 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

On August 13, 2012, we repurchased all 3,264,000 outstanding shares of the Company’s class C common stock, including all rights associated with such shares of class C common stock, in exchange for approximately $6.2 million in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of approximately $25.6 million and bearing interest at a rate of 7.25% per annum.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

(a)      Exhibits

Exhibit No.	Description

(2)
Purchase Agreement, dated as of August 31, 2012, by and among Landmark Television, LLC and Journal Broadcast Group, Inc., and joined for certain limited purposes by Journal Broadcast Corporation, Journal Communications, Inc. and Landmark Media Enterprises, LLC [Schedules, exhibits and annexes to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule, exhibit or annex to the Securities and Exchange Commission upon request.] (incorporated by reference to Exhibit 2 to Journal Communication, Inc.’s Current Report on Form 8-K dated August 31, 2012.)

(4)
Second Amendment to Shareholders Agreement, dated as of August 12, 2012, by and among Journal Communications, Inc., Matex Inc., Grant D. Abert, Barbara Abert Tooman, the Judith Abert Meissner Marital Trust, the Judith Abert Meissner Family Trust f/b/o Donald C. Meissner, the Judith Abert Meissner Family Trust f/b/o Linda B. Meissner, the Meissner 1999 Stock Trusts, Donald C. Meissner, Linda B. Meissner, Robin D. Abert, Corin A. Abert, the Robin D. Abert 2004 Trust u/a/d December 30, 2004 and Proteus Fund, Inc. (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 12, 2012).

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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at September 23, 2012 and December 25, 2011; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 23, 2012 and September 25, 2011; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 23, 2012 and September 25, 2011; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 23, 2012; (v) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 25, 2011; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 23, 2012 and September 25, 2011; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: October 31, 2012	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: October 31, 2012	/s/ Andre J. Fernandez
Andre J. Fernandez, President and Chief Financial Officer

Index

JOURNAL COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description

(2)
Purchase Agreement, dated as of August 31, 2012, by and among Landmark Television, LLC and Journal Broadcast Group, Inc., and joined for certain limited purposes by Journal Broadcast Corporation, Journal Communications, Inc. and Landmark Media Enterprises, LLC [Schedules, exhibits and annexes to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule, exhibit or annex to the Securities and Exchange Commission upon request.] (incorporated by reference to Exhibit 2 to Journal Communication, Inc.’s Current Report on Form 8-K dated August 31, 2012.)

(4)
Second Amendment to Shareholders Agreement, dated as of August 12, 2012, by and among Journal Communications, Inc., Matex Inc., Grant D. Abert, Barbara Abert Tooman, the Judith Abert Meissner Marital Trust, the Judith Abert Meissner Family Trust f/b/o Donald C. Meissner, the Judith Abert Meissner Family Trust f/b/o Linda B. Meissner, the Meissner 1999 Stock Trusts, Donald C. Meissner, Linda B. Meissner, Robin D. Abert, Corin A. Abert, the Robin D. Abert 2004 Trust u/a/d December 30, 2004 and Proteus Fund, Inc. (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 12, 2012).

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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at September 23, 2012 and December 25, 2011; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 23, 2012 and September 25, 2011; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 23, 2012 and September 25, 2011; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 23, 2012; (v) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 25, 2011; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 23, 2012 and September 25, 2011; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.