Form 10-K
period 2012-12-30
JOURNAL COMMUNICATIONS INC
filed 2013-03-13
CIK 1232241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2012
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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 22, 2012 was approximately $216,765,751 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date).  The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of March 1, 2013:

Class	Outstanding at March 1, 2013
Class A Common Stock	43,899,338
Class B Common Stock	6,730,298
Class C Common Stock	-

Documents Incorporated by Reference

Portions of the Proxy Statement for our May 7, 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	the availability of quality broadcast programming at competitive prices;

•	changes in network affiliation agreements, including increased costs;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war, terrorist acts, or other significant events;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

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

Index

PART I

ITEM 1. BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 34 radio stations and 15 television stations in 12 states.  The television stations include WACY-TV in Appleton, Wisconsin that we purchased on October 22, 2012 and was previously operated under a local marketing agreement (LMA) and WTVF-TV in Nashville, Tennessee that we purchased on December 6, 2012.  Results from our digital media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications - primarily in southeastern Wisconsin - as well as print facilities in Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

Our revenue was $400.0 million, $356.8 million, and $376.8 million in 2012, 2011, and 2010, respectively.  The revenue generated by our operating segments as a percentage of our consolidated revenue for the last three years is shown below:

	2012	2011	2010

Broadcasting	58.9%	52.2%	51.6%
Publishing	41.2	47.9	48.5
Corporate eliminations	(0.1)	(0.1)	(0.1)
Total	100.0%	100.0%	100.0%

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

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 34 radio stations and 15 television stations in 12 states.  Our broadcasting business accounted for 58.9% of our revenue for the year ended December 30, 2012.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our broadcasting business.

Our radio and television stations focus on providing targeted and relevant local programming that is responsive to the interests of the communities in which we compete.  We promote a local focus that allows our stations and radio clusters to serve listeners, viewers and advertisers effectively.  Our local focus strengthens each station’s brand identity and allows our stations to provide effective marketing solutions for advertisers by reaching their targeted audiences.

In an effort to maximize our operating margins, we have implemented a centralized management approach to certain functions such as IT, billing, finance, purchasing and human resources to generate economies of scale and incorporate best practices.  We intend to continue to pursue market share and invest in ratings growth which we believe will generate increased revenue and drive improvement in operating margin.  We will also continue to diligently manage our expenses and make prudent investments to drive revenue.

Index

In six of our markets, Milwaukee, Wisconsin; Boise, Idaho; Tucson, Arizona; Omaha, Nebraska; Palm Springs, California and Green Bay, Wisconsin, we either operate both television and radio stations or operate more than one television station.  We believe multiple properties in a market help us to better serve advertisers, viewers and listeners and help maximize our revenue and operating margins.

Television Broadcasting

Based on the November 2012 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in nine of the eleven markets in which our television stations operate.  WTMJ-TV, our Milwaukee television station, had the top-rated late night local newscast (Monday-Friday) in its Designated Market Area (DMA) in 83 of the previous 90 ratings periods (based on the percentage of the total potential household audience).  In 2012, revenue from television operations accounted for 67.6% of our broadcasting revenue.

Our television stations are:

Station					Total	Expiration	Expiration
and			Station	Station	Stations	Date of	Date of
Network		Year	Market	Audience	in	Network	FCC
Affiliation	Market	Acquired	Rank(1)	Share(1)	Market(2)	Affiliation	License(3)
WTMJ-TV NBC	Milwaukee, WI	1947	3	9	17	3/15/2013	12/1/2005(4)
KTNV-TV ABC	LasVegas, NV	1979	4	5	16	12/31/2017	10/1/2014
WSYM-TV FOX	Lansing, MI	1984	3	8	7	12/31/2014	10/1/2013
KMIR-TV NBC	Palm Springs, CA	1999	3+	6	10	3/15/2013	12/1/2014
KPSE-LP MNT (5)(6)	Palm Springs, CA	2008	N/A	N/A	10	9/28/2014	12/1/2014
KIVI-TV ABC	Boise, ID	2001	3	6	12	12/31/2017	10/1/2014
KNIN0TV FOX	Boise, ID	2009	4	3	12	12/31/2014	10/1/2014
KSAW-LD ABC (7)	Twin Falls, ID	2001	4+	4	8	12/31/2017	10/1/2014
WGBA-TV NBC	Green Bay/Appleton, WI (8)	2004	4	6	8	3/15/2013	12/1/2013
WACY-TV MNT (5)	Green Bay/Appleton, WI (8)	2004	N/A	N/A	8	9/28/2014	12/1/2005(4)
KGUN-TV ABC	Tucson, AZ	2005	3	9	17	12/31/2017	10/1/2014
KWBA-TV CW (5)	Tucson, AZ	2008	N/A	N/A	17	8/31/2016	10/1/2014
WFTX-TV FOX	Naples/Fort Myers, FL	2005	4+	5	9	12/31/2014	2/1/2013(4)
KMTV-TV CBS	Omaha, NE	2005	3	9	9	9/18/2016	6/1/2014
WTVF-TV CBS	Nashville, TN	2012	1	14	10	7/2/2015	8/1/2013

(1)
Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the DMA.  Station audience share equals the percentages of the audience in the DMA actually watching our television station.  The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2012 Nielsen ratings book.  A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the DMA that meet the minimum reporting standards.

(3)
Federal Communications Commission (FCC) (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.  Refer to “Regulation” for further discussion of the FCC license renewal process.

(4)	Renewal pending.

(5)	KPSE-LP, WACY-TV and KWBA-TV did not qualify to be reported in the November 2012 Nielsen ratings book.

(6)	Low-power analog television station.

(7)	Low-power digital television station.

(8)	Green Bay, WI and Appleton, WI are considered one DMA.

The affiliation by a station with one of the four major networks (NBC, ABC, CBS and FOX) has a significant impact on the composition of the station’s programming, revenue, expenses and operations.  Lower ratings of network programming can have an adverse affect on revenue.

Index

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

Political and issue and automotive advertising are our most significant broadcasting revenue categories.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympic advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.  Television political and issue advertising revenue was $34.8 million in 2012 compared to $4.1 million in 2011.  Olympics-related advertising on our three NBC affiliates was $2.7 million in 2012.  NBC has purchased the right to broadcast the Olympics through 2020.  Automotive advertising revenue increased by $5.3 million, or 26.2%, in 2012 compared to 2011.

We currently have retransmission consent agreements with Multichannel Video Programming Distributors (MVPDs) in our local markets for the rights to distribute our signals and local programming in their pay television services to consumers.  Our television stations experienced a $2.3 million, or 27.4%, increase in retransmission consent revenue in 2012 due to contractual annual rate increases and the effective renewal dates of several contracts.  These agreements are for multiple years with set rate increases and are based upon the number of subscribers to the MVPDs systems.

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

Radio Broadcasting

Based on the Fall 2012 Arbitron ratings book, we have the number one station in terms of station audience rank in two of the eight clusters in which our radio stations operate.  We have grown our radio operations primarily through acquisitions of stations in mid-sized growth markets.  In 2012, revenue from radio operations accounted for 32.4% of our broadcasting revenue.

Index

Our radio stations are:

				Total		Expiration
			Station	Stations	FCC	Date of
Market and	Year		Audience	in	License	FCC
Station	Acquired	Format	Rank(1)	Market(2)	Class(3)	License(4)

Milwaukee, WI
WTMJ-AM (5)	1927	News/Talk/Sports	2	35	B	12/1/2012(6)
WLWK-FM (5)	1959	Variety Hits	7+	35	B	12/1/2012(6)

Omaha, NE
KEZO-FM (5)	1995	Rock	7	19	C	6/1/2013
KKCD-FM (5)	1995	Classic Rock Adult	6	19	C2	6/1/2013
KSRZ-FM (5)	1998	Contemporary	8	19	C	6/1/2013
KXSP-AM	1999	Sports	17	19	B	6/1/2013
KQCH-FM (5)	1999	Contemporary Hits	3+	19	C	6/1/2013

Tucson, AZ
KFFN-AM	1996	Sports (Simulcast)	17	23	C	10/1/2013
KMXZ-FM (5)	1996	Contemporary	2	23	C	10/1/2013
KQTH-FM (5)	1996	News/Talk	10	23	A	10/1/2013
KTGV-FM	1998	Rhythmic AC	11	23	C2	10/1/2013

Knoxville, TN
WCYQ-FM (5)	1997	Country	7+	20	A	8/1/2012(6)
WWST-FM (5)	1997	Contemporary Hits	4	20	C1	8/1/2012(6)
WKHT-FM (5)	1998	Contemporary Hits/Rhythmic	5	20	A	8/1/2012(6)

Boise, ID
KJOT-FM	1998	Rock	13	24	C	10/1/2013
KQXR-FM	1998	Active Rock	11	24	C1	10/1/2013
KTHI-FM	1998	Classic Hits	4	24	C	10/1/2013
KRVB-FM	2000	Adult Alternative	12	24	C	10/1/2013

Wichita, KS
KFDI-FM (5)	1999	Country	1	22	C	6/1/2013
KICT-FM (5)	1999	Rock	7+	22	C1	6/1/2013
KFXJ-FM (5)	1999	Classic Rock	12+	22	C2	6/1/2013
KLIO-AM	1999	Oldies	19+	22	B	6/1/2013
KYQQ-FM	1999	Regional Mexican	17+	22	C	6/1/2013
KFTI-FM	2000	Classic Country	10	22	C1	6/1/2013

Springfield, MO
KSGF-AM/FM	1999/2003	News/Talk (Simulcast)	3+	18	B/C3	2/1/2021
KTTS-FM	1999	Country	1	18	C	2/1/2021
KSPW-FM	1999	Contemporary Hits	2	18	C2	2/1/2021
KRVI-FM	2003	Variety Hits	10+	18	C3	2/1/2021

Tulsa, OK
KFAQ-AM (5)	1999	News/Talk	11	23	A	6/1/2013
KVOO-FM (5)	1999	Country	3	23	C	6/1/2013
KXBL-FM (5)	1999	Classic Country	10	23	C1	6/1/2013
KHTT-FM	2012	Contemporary Hits	6	23	C	6/1/2013
KBEZ-FM	2012	Adult Contemporary Variety	16	23	C	6/1/2013

Index

(1)
Station audience rank equals the ranking of each station, in its market, according to the Fall 2012 Arbitron ratings book.  The diary ranking is determined based on the estimated share of persons 12 years and older and the Portable People Meter (PPM) ranking is based on the estimated share of persons six years and older listening during an average 15-minute increment (also known as "average quarterly hour," or "AQH," share) occurring Monday-Sunday between 6:00 a.m. and midnight. A "+" indicates a tie with another station in the market.

(2)
Includes stations qualified to be reported in the Fall 2012 Arbitron ratings book.  To be reported in a diary market, a station must have met the following requirements among persons 12 years and older occurring Monday-Sunday between 6:00 a.m. and midnight:

a)	Must be credited for at least one quarter-hour in at least 10 in-tab diaries, have a metro cume rating of 0.495 or greater and a metro AQH rating of 0.05 or greater.
To be reported in a PPM market, a station must have met the following requirements among persons six years and older occurring Monday-Sunday between 6:00 a.m. and midnight:
a)	Must have received at least one quarter-hour of listening credit from at least one in-tab panelist and have a metro cume rating of 0.495 or greater.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)
FCC (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.  Refer to “Regulation” for further discussion of the FCC license renewal process.

(5)	Stations that are broadcasting in digital.

(6)	Renewal pending.

We employ a variety of sales-related and programming strategies.  Our sales-related strategies include maximizing our share of the advertising spending.  We believe development of local station clusters allows us to maximize market share because it allows us to offer a variety of format alternatives to appeal to a broader range of local advertisers.  Our programming strategy includes developing and retaining local on-air talent to drive ratings.  We have long-term contracts with many of our on-air personalities.  In addition, our Milwaukee radio station, WTMJ-AM, currently maintains exclusive radio broadcast rights for the Green Bay Packers, Milwaukee Brewers and Milwaukee Bucks, and operates a statewide network for their games.  WTMJ-AM also carries Wisconsin Badgers football and basketball broadcasts.

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

Index

Revenues in the broadcast industry are derived primarily from the sale of advertising time from local, national, political and issue revenue, retransmission fees and, to a lesser extent, from barter, digital revenues and other revenues.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Other than the political and issue and automotive categories, our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news, syndicated programs and other programming.

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

Commercial television stations generally fall into one of three categories. The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX). The second category includes stations affiliated with more recently developed national networks, such CW and MyNetwork TV (MNT). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time. Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising. Increasingly, the national networks believe they are due a portion of the retransmission revenue the affiliates generate from their agreements with MVPDs in addition to network affiliation fees. Our retransmission revenue has increased significantly in recent years and we expect that retransmission revenue will continue to increase with annual contractual rate increases in our existing contracts and strategic renegotiation of expiring contracts. We recently renewed our network affiliation agreements with ABC, FOX, CW and MNT in 2011. The renewed agreements include higher retransmission fees payable to the networks, which we expect will continue to increase. There can be no assurance that we will achieve and/or maintain profitability on our retransmission agreements after accounting for payments to networks.

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc. and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers.  Our publishing business accounted for 41.2% of our revenue for the year ended December 30, 2012.  Within our publishing segment, our daily newspaper accounted for 87.0% of our publishing revenue.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously since 1882, our daily newspaper has the largest circulation among all newspapers published in Wisconsin, with a six-month average net paid circulation reported to the Audit Bureau of Circulations in our Publisher’s Statement at September 30, 2012 of 337,829 on Sunday and 207,066 daily.  The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area.  According to a 2012 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number one in readership among the 50 highest populated markets in the United States and the daily newspaper ranks number two.  Over the course of a week, readership of our print newspaper and digital websites combined ranks first among largest U.S. markets with a 60% penetration rate.  These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s Designated Market Area (DMA) by the number of persons over the age of 18 in the newspaper’s DMA. The Milwaukee Journal Sentinel’s DMA, which ranks among the top 50 in the United States, consists of the 10-county area surrounding Milwaukee, Wisconsin.

In 2011, our daily newspaper won its third Pulitzer Prize in the last four years for explanatory reporting. Only the New York Times and the Washington Post have won journalism’s highest honor more times in the last four years than the Milwaukee Journal Sentinel.   In 2008 and 2010, the Milwaukee Journal Sentinel received Pulitzers in the Local Reporting category.

In 2012, our newsroom staff received many other national awards for both print and digital coverage in our investigative work.  “Empty Cradles,” a series which detailed Milwaukee’s high infant mortality rate, won awards as “Innovator of the Year” from the Associated Press Managing Editors (APME), as well as the Casey Medal for reporting on children.  “Imminent Danger,” which profiled the public risk of mental health confinement laws, won the Robert F. Kennedy Journalism award. And “Both Sides of the Law,” won an APME award for digital innovation in watchdog journalism. “Side Effects,” a series on how surgeons were paid millions by device manufacturers to conduct flawed research on the safety of those devices, won the Gerald Loeb business writing award.   Separately, our staff was also recognized for the excellence of their print and website work by the American Bar Association, the John Jay award for criminal justice reporting, the Online News Association, and the National Headliner Awards. The Journal Sentinel’s sports coverage has routinely been recognized for excellence, and in 2012 our Sports reporting was named one of the nation’s top ten newspapers for online coverage by the Associated Press Sports Editors.

Index

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites.  Our daily newspaper operates a co-branded online automotive offering under a franchise agreement with CarSoup of Minnesota, Inc. (CarSoup.com).  In 2012, online revenue of $12.3 million for websites affiliated with our daily newspaper increased 9.3% compared to $11.3 million in 2011, primarily due to an increase in retail sponsorships sold.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin.  Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

The following table sets forth our average net paid circulation as filed with the Alliance for Audited Media (AAM):

	Six-Months Ended September 30			12-Months Ended March 31
	2012	2011	2010	2012	2011	2010
Daily (Five-day average)	207,066	188,818	183,636	187,287	188,992	188,644
Sunday	337,829	326,262	331,171	327,311	332,586	331,184

Circulation revenue accounted for 32.2% of our daily newspaper’s total revenue in 2012.  The Milwaukee Journal Sentinel single copy prices are $1.00 for daily, and $2.25 for Sunday, following a price increase in April 2012, in our five county primary market area.  The six-month average paid circulation increased in September 2012 compared to September 2011 due to AAM rule changes for electronic subscriptions.  We believe our average net paid print circulation will decrease due to, among other factors, increased competition for readers from new media products, other free sources and time pressures on consumers.  Advertising revenue accounted for 51.5% of our daily newspaper’s total revenue in 2012.  Our daily newspaper experienced decreases in revenue in most print advertising categories in 2012 compared to 2011 due to the secular influences affecting the newspaper industry and the continued economic uncertainty.  Digital advertising revenue showed growth in 2012 over 2011.

The Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website in January 2012.  Integrated into the launch of the paywall was a price increase to our home delivery subscribers, who gain full access to all digital products with their subscription fee.

Other revenue, which consists of revenue from promotional events, commercial distribution and commercial printing revenue, accounted for 12.8% of our daily newspaper’s total revenue in 2012.  Our state-of-the-art printing facility, which now includes the ability to print ultra-violet coated pages, similar to magazines, allows us to leverage our existing assets to sign long term agreements to print other daily newspapers, such as USA Today, Wall Street Journal, Kenosha News, Pioneer Press suburban editions, Chicago Reader and others.  We believe we provide high quality, competitive pricing and close proximity to their readers in southeastern Wisconsin and Chicago and its suburbs.

Community Newspapers and Shoppers

We own and operate community publications and a printing plant in Wisconsin through our subsidiary, Journal Community Publishing Group, Inc. In 2011, we sold our community publications in Florida. In December 2012, we sold the majority of our community publications in northern Wisconsin.

Lake Country Publications' newspapers and magazines were nationally recognized as the best in class by the Local Media Association (formerly Suburban Newspapers of America) in several categories, including best photojournalism, best in-depth reporting, best sports writing, best niche publication and best news photo.  In addition, the Lake County Reporter was recognized as the “Best Weekly Newspaper” in its division for 2012 by the Wisconsin Newspaper Association.

Our community publications have a combined paid and free average weekly distribution of approximately 200,000. Our community publications focus on local news and events that are of interest to the local residents. In some markets, our community publications are the only source of local news.

Index

We also publish a niche publication that appeals to advertisers and readers in the agricultural market with a combined paid and free average monthly distribution of approximately 3,000.

Advertising revenue and circulation revenue accounted for 75.8% and 8.4%, respectively, of our community newspapers’ and shoppers’ total revenue in 2012.  In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications.  Other revenue, the majority of which comes from commercial printing, accounted for 15.8% of our community newspapers’ and shoppers’ total revenue in 2012.  Our community newspapers, shoppers and niche publications groups are as follows:

			Number of
	2012	2011					Niche
	Average	Average	Newspapers		Shoppers		Publication
	Distribution	Distribution	2012	2011	2012	2011	2012	2011

Northern Wisconsin	23,000	214,000	1	5	-	7	1	2
Southeastern Wisconsin	177,000	177,000	16	14	1	4	-	-

Newsprint

The basic raw material of newspapers is newsprint.  In 2012, we purchased the majority of our newsprint requirements through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs.  Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption.  Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $629 in 2012 compared to an average net price per ton of $626 in 2011, net of scrap sales.  Our consumption of newsprint decreased to 24,880 metric tons in 2012 (53 weeks) from 24,924 metric tons in 2011 (52 weeks), and our total cost of newsprint increased $0.1 million in 2012 compared to 2011.  The decrease in consumption in 2012 at our publishing businesses was primarily due to decreases in average net paid circulation, run-of-press (ROP) advertising, waste and a decrease in content pages. Based on the consumption of newsprint in 2012 by our daily newspaper and by our community newspapers and shoppers, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.3 million.

Industry and Competition

Newspaper publishing is the oldest segment of the consumer media industry.  Metropolitan and community newspapers often represent the primary medium for news and local advertising due to their historic importance to the communities they serve.

Over the past few years, fundamentals in the newspaper industry have continued to deteriorate.  Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the housing market downturn, while now showing signs of recovery, has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.  However, we believe the rate of deterioration of these fundamentals has moderated based on our 2012 results.

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

We believe newspapers and their online and niche products continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods and to maximize household reach within a local retail trading area.  This is especially true in a market like Milwaukee, which is still home to a number of local-market decision makers who influence spending to reach shoppers in this community.  Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and paid circulation.  These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the Internet and other media.  Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service.  On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.

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

Index

On October 29, 2012, Media Action Center filed a Petition to Deny the renewal application of Station WTMJ(AM), Milwaukee, WI, alleging that the Station violated FCC rules because it did not provide sufficient time to supporters of certain candidates for state office.  On November 28, 2012, Journal filed an Opposition to the Petition.  Media Action Center filed a response to Journal’s Opposition on December 18, 2012.  The matter remains pending.

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

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the newspaper broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule.  In 2003, the FCC completed a comprehensive review of its ownership rules and adopted revised rules.  The FCC’s new rules were to have become effective on September 4, 2003.  However, a number of parties sought reconsideration of the new rules and others filed judicial appeals.  The U.S. Court of Appeals for the Third Circuit issued a stay of the new rules on September 3, 2003.  Then, in an opinion issued on June 24, 2004, the court remanded most of the revised rules to the FCC for additional analysis and justification.  In 2008, the FCC released a Report and Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty.  The FCC also reinstated the radio television cross-ownership rule, which had been repealed in 2003, reinstated the local television ownership rule as it had been in effect prior to 2003, and affirmed the local radio ownership rule as adopted in 2003.  The FCC stated that newspaper broadcast combinations that were grandfathered in 1975 when the newspaper-broadcast cross-ownership rule was adopted, including our Milwaukee operations, will continue to be grandfathered.  In a decision issued on July 7, 2011, the Court of Appeals for the Third Circuit vacated and remanded the modified newspaper broadcast cross-ownership rule.  In December 2011, the FCC issued a Notice of Proposed Rulemaking (“Ownership NPRM”) with respect to its 2010 quadrennial review of the media ownership rules.  The Ownership NPRM proposes to modify the newspaper broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest DMAs if certain conditions are met and to repeal the radio television cross-ownership rule.  In December 2012, the FCC offered interested parties the opportunity to file additional comments in the 2010 quadrennial review to address a report on ownership of commercial broadcast stations that the FCC released in November 2012.  The FCC’s ownership rules that are currently in effect are briefly summarized below.

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

Index

Local Television Ownership Rule.  Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market.  The rule also permits the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap.  In 2011, the FCC sought comments on its proposal to eliminate the contour overlap exception that permits common ownership of two television stations in the same market.  The matter remains pending.  The FCC may waive this rule to permit ownership, operation or control of two television stations in a market that will not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a “failed” station, or is “failing” (i.e., stations with negative cash flow and less than a four share all day audience rating).  Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.

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

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.  From time to time, our television and radio stations receive letters of inquiry and notices of proposed forfeitures from the FCC alleging that they have broadcast indecent material.  We do not believe that broadcasts identified in any currently pending complaints of which we are aware violate the indecency standards.  In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment.  In June 2011, the Supreme Court granted certiorari in this case.  In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives.  The Court also held that the FCC’s indecency standards did not violate the First Amendment.  The result of this decision on the FCC’s indecency enforcement practices remains unclear, and the FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued.

Index

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

To the extent a station has “excess” digital capacity (i.e., digital capacity not used to transmit free, over-the-air video programming), it may elect to use that capacity in any manner consistent with FCC technical requirements, including for additional free program streams, data transmission, digital or subscription video services, or paging and information services.  If a station uses its digital capacity to provide any services on a subscription or otherwise “feeable” basis, it must pay the FCC an annual fee equal to 5% of the gross revenues realized from such services.

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

Cable systems are not required to carry any programming streams other than a station’s primary video programming channel. Consequently, the multicast programming streams provided by several of our television stations are not entitled to mandatory carriage pursuant to the digital must-carry rules.  However, because the FCC’s action does not affect digital retransmission consent agreements, we are free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.  A similar must-carry and retransmission consent regime governs carriage of local broadcast channels by direct-to-home satellite television operators.  A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market.  However, if a satellite provider chooses to provide one local station to its subscribers in a market, the provider also must transmit locally every other station in that market that elects must-carry status.  As with cable, stations may opt to pursue retransmission consent agreements.  A local television station that fails to make any election to a satellite provider is deemed to have elected retransmission consent and is not guaranteed carriage.  Satellite must-carry election periods occur every three years, consistent with cable must-carry periods.  We have elected retransmission consent with satellite television operators for most of our stations.

In February 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) reviewing the retransmission consent rules.  The NPRM requests comment on proposals to strengthen the good faith negotiation requirements and to require advance notice of the potential that a television station could be dropped from an MVPD’s programming lineup.  In a separate proceeding, the FCC has requested comment on whether the definition of MVPD should be expanded to include entities that make available multiple channels of video programming to subscribers through Internet connections.  Both proceedings are pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

Index

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

Closed Captioning

FCC rules require the majority of programming broadcast by television stations to contain closed captions.  The FCC forwards to television stations viewer complaints it receives with respect to closed captioning problems, and several of our stations have received complaints that were filed with the FCC.  We have responded to these complaints, and they are currently pending.  In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning of programming subsequently made available online, for example, by streaming content on broadcasters’ websites.  These rules are being phased in over a 12 month period that began in September 2012.

The FCC adopted rules in August 2011 reinstating the video description rules the Commission had previously adopted in 2000, which had been vacated by the United States Court of Appeals for the District of Columbia in 2002.  Those rules require, in part, that affiliates of the top-four national broadcast networks in the top 25 markets provide a minimum of 50 hours of video-described primetime and/or children’s programming each calendar quarter.  The requirement to provide video descriptions will ultimately be expanded to network affiliates in the top 60 markets.

Commercial Advertisement Loudness Mitigation

New rules enacted by the FCC that require our television broadcast stations to transmit commercials and adjacent programming at the same volume went into effect in December 2012.

Employees

As of December 30, 2012, we and our subsidiaries had approximately 1,800 full-time and 700 part-time employees compared to approximately 1,700 full-time and 800 part-time employees at December 25, 2011.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 22%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Six of these agreements will expire within the next two years.

Index

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

Approximately 69% of our revenue in 2012 was generated from the sale of local, regional and national advertising for broadcast on our radio and television stations and appearing in our newspapers and shoppers.  Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy.  The merger or consolidation of advertisers, such as in the banking and airline industries, also generally leads to a reduced amount of collective advertising spending.  A recession or economic downturn, as well as a consolidation of advertisers, has had, and in the future could continue to have, an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time.  Terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve.  Changes in those factors could negatively affect those revenues.  These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general.  If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected.  This risk is especially evident with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community newspapers and shoppers and several websites, and, collectively, from which we derived approximately 52% of our revenue in 2012.

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

Index

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

We may not be able to acquire television stations, radio stations, newspapers or assets related to our digital growth strategy, successfully manage acquired properties or increase our profits from these operations.

Our diversified media business has in the past expanded through acquisitions of television and radio stations in selected markets.  We intend to pursue continued growth through selected acquisitions, including acquisitions and investments related to our digital growth strategy, if we are able to identify strategic acquisition candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

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

Index

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

New technologies could also adversely affect our television stations.  Programming alternatives such as cable, direct-to-home satellite services, mobile media services, pay-per-view, on-demand programming, the Internet, including Internet capability built into televisions, and home video and entertainment systems have fractionalized television viewing audiences.  Over the past decade, MVPDs have captured an increasing market share, while the aggregate viewership of the major television networks has declined.  In addition, the expansion of cable television and other technological changes, including the entry by certain telecommunications companies into the video services delivery market, and the launch of over-the-top providers that deliver video programming directly to viewers over the Internet has increased, and may continue to increase, competitive demand for programming.  Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming.  The enhanced video and audio capabilities of smart phones, MP3 players, tablet devices, electronic readers and other mobile devices also have the potential to affect television viewership.

Index

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

Increased use by consumers of digital video recording technologies may decrease viewership of advertisements and result in decreased advertising revenues for our television stations.

Digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time.  Most of these technologies permit viewers to fast forward through advertisements; however, a digital video recording system introduced by satellite provider DISH Network in 2012 permits viewers that record and play back programming to skip advertisements entirely, subject to certain time limitations.  The major broadcast networks have challenged the DISH ad-skipping technology in court, and the outcome of the litigation is unknown.  The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower the advertising revenues of our television stations.  The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus viewing of a digitally recorded program on the same day as the original air date and give broadcasters no credit for delayed viewing that occurs after the original air date.  The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

Security breaches, computer malware or other “cyber attacks” could harm our business by disrupting our delivery of services and damaging our reputation.

Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business and our customers. Any unauthorized intrusion, malicious software infiltration, network disruption, denial of service, or similar act by any malevolent party could disrupt the integrity, continuity, security and trust of our systems or the systems of our clients or vendors. These events could create financial liability, regulatory sanction, or a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider.

If the network programming we broadcast pursuant to network affiliation agreements does not maintain satisfactory viewership levels or if the networks we are affiliated with terminate or do not renew our affiliation agreements, our advertising revenues, financial condition and results of operations may be adversely affected.

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements.  We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including one of our low-power stations) are parties to affiliation agreements with ABC, three with NBC, three with FOX, two with CBS and one with CW, failures of these networks to provide programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations.  In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all.  The retransmission agreements which we negotiated with MVPDs for the rights to carry our signals and local programming in their pay television services to consumers are for multiple years with set rate increases.  Certain national networks have, and others may try to obtain from us a significant portion of the retransmission revenue for their programming content we are providing to the MVPDs.  The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.  We renewed our network affiliation agreements with ABC, FOX, CW and MNT in 2011.

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

Since our television stations are highly dependent on carriage by cable and satellite systems in many of the areas they service, any modifications to rules regarding the obligations of cable systems or satellite providers to carry digital television signals of local broadcast stations could result in some of our television stations or channels not being carried on cable systems or direct to home satellite systems, which could adversely affect our revenue and results of operations.  We have elected retransmission consent rather than must-carry with cable systems and satellite providers for most of our television stations. If we are unable to negotiate retransmission consent agreements in a timely manner or on favorable economic terms, some of our stations may not be carried on certain cable or direct to home satellite systems for a period of time and our revenue and results of operations could be adversely affected.  We may also be unable to negotiate or renegotiate acceptable agreements with other types of video distribution systems, such as telecommunications companies, which could also cause our revenue and results of operations to be adversely affected.

If we cannot renew our FCC broadcast licenses, our business will be impaired.

Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable.  Our timely-filed renewal applications for stations WTMJ-TV, WTMJ(AM) and WLWK-FM have not been granted  by the FCC.  Pursuant to FCC rules, our broadcast licenses for these stations remain in effect pending processing by the FCC of their timely filed renewal applications.  Interested parties may challenge a renewal application.  The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term.  We cannot assure you that our future renewal applications will be approved, or that the renewals, even if granted, will not include conditions or qualifications that could adversely affect our operations.  If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it.

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

Index

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

In March 2010, the FCC delivered its national Broadband Plan to Congress.  The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and reallocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees sharing in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing.  In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions as well as proposals to enable TV stations to voluntary combine operations on a single TV channel.  In February 2012 Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum.  The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station.  However, the statute does not protect low power television stations such as KPSE-LP and KSAW-LD, which may be eliminated as part of the spectrum repacking process.  In October 2012, the FCC released a Notice of Proposed Rulemaking that includes proposals for the conduct of the reverse and forward spectrum auctions and the spectrum repacking process.  At this time we cannot predict the timing or outcome of implementation of the FCC’s proposed spectrum auctions and repacking, or how they will affect our television stations.

The performance of our NBC affiliates may suffer due to the joint venture between Comcast Corporation and NBC Universal and Comcast’s anticipated ownership of NBC Universal.

In January 2011, Comcast and General Electric Company (“GE”), the parent of NBC Universal (“NBCU”) consummated a joint venture in which the programming assets of Comcast and NBCU were combined and Comcast acquired a controlling interest in NBCU.  The FCC approved the joint venture in January 2011.  In February 2013, Comcast announced that it intends to acquire GE’s remaining interest in NBCU.     Comcast’s control and ultimate ownership of NBCU could impact our NBC-affiliated television stations.  We currently have a network affiliation agreement with NBC Universal for three of our television stations and a retransmission consent agreement with Comcast for distribution of several of our television stations.  Comcast’s control and ownership of  NBCU could reduce our ability to negotiate favorable terms under future network affiliation and cable carriage agreements.  In addition, Comcast could provide popular NBC sports and entertainment programming on additional outlets including co-owned cable channels and the Internet.  Comcast’s ownership of NBCU  may affect the economic incentives that currently form the basis of the network/affiliate relationship, and, over time, may result in the evolution of the network/affiliate relationship so that local affiliates become less important to the network.  Although the FCC Order approving the 2011 joint venture included certain conditions, many of which were contained in private agreements between Comcast and the major-network affiliate associations, to mitigate these concerns, Comcast’s ownership of NBCU could ultimately affect the profitability of our NBC affiliated stations.

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

Index

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

Decreases in circulation may adversely affect our revenues, and circulation decreases may accelerate as we offer expanded digital content and digital subscriptions.

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

The basic raw material for newspapers and shoppers is newsprint.  Our newsprint consumption related to our publications totaled $15.6 million in 2012, which was 9.5% of our total publishing revenue.  In 2012, we purchased the majority of our newsprint requirements through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.  Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

Index

Other Business Risks

Our business has been and may be in the future negatively affected by an impairment charge of goodwill, broadcast licenses or other intangible assets.

In 2012, due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates, we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $1.7 million.  In 2011, due to a decline in projected long-term market revenues and an increase in discount rates, we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $0.9 million.  There was no impairment of our broadcast licenses in 2010 and there was no impairment of our goodwill in 2010, 2011 or 2012.   As of December 30, 2012, we had a total of $318.1 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 50.8% of our total assets.  The 2012 and 2011 impairment charges had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

We may not be able to utilize deferred tax assets to offset future federal and state taxable income.

As of December 30, 2012, we had a total of $46.1 million of deferred tax assets on our balance sheet.  We expect to realize the deferred tax assets to reduce our consolidated federal and state income tax liabilities over a period of time not to exceed 20 years.  However, we may not be able to fully realize the deferred tax assets if our future federal and state taxable income and related income tax liability are insufficient to permit their use.  In the future, we may be required to record a valuation allowance against the deferred tax assets if we believe we are unable to realize them, which would have an adverse effect on our financial condition and results of operations.  In addition, if statutory tax rates are ever reduced, our overall deferred tax asset would be required to be revalued, which could also have an adverse effect on our financial condition and results of operation.

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

Our acquisition of WTVF-TV in Nashville was financed by borrowings under our amended and restated credit facility, which borrowings substantially increased our debt service obligations. As a result, we may have less cash flow available for business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

We entered into an amendment and restatement to our then existing credit facility in December 2012 to provide for a secured term loan and revolving credit facility with aggregate commitments of $350 million to fund the purchase price for WTVF-TV in Nashville and for general corporate purposes.  As of December 30, 2012, we had $230.1 million in borrowings under our amended and restated credit facility.

Our ability to make required payments of principal and interest on our debt will depend on future performance of our businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.  In addition, our secured amended and restated credit facility contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities.  Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our increased level of debt and the financial and restrictive covenants contained in our secured amended and restated credit facility could have important consequences on our financial position and results of operations, including increasing our vulnerability to general adverse economic and industry conditions and detraction from our ability to successfully withstand a downturn in our markets or the economy generally; requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt; limiting our ability to obtain additional financing in the future; and making us vulnerable to increase in interest rates because debt under our secured amended and restated credit facility bears interest at variable rates.

Index

Our growth strategy includes future acquisitions which involve inherent risk.

In order to increase our market presence and advertising reach, we may make strategic business acquisitions that we believe complement our businesses.  Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, or results of operations, including, among other things:  (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key employees including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) potential dilutive issuances of equity securities; and (9) a write-off of goodwill, client lists, other intangibles and amortization of expenses.  If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully integrate the operations of acquired businesses and may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner. The integration of companies, stations or operations that have previously operated independently may result in significant challenges; we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day operations. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel from our company or the acquired businesses.  Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of our company or the acquired businesses. We may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization and systems integration.

Sustained increases in costs of providing pension benefits may adversely affect our operations, financial condition and liquidity.

We have a funded, qualified defined benefit pension plan that covers certain employees and an unfunded, non-qualified pension plan for certain employees whose benefits under the qualified pension plan may be restricted due to limitations imposed by the Internal Revenue Service.  Effective January 1, 2011, the benefit accruals under the qualified defined benefit pension plan and the unfunded, non-qualified pension plan were permanently frozen.  Two significant elements in determining pension income or pension expense are the discount rate used in projecting benefit obligations and the expected return on plan assets.  A lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities.  If our expected return on plan assets is not achieved, our pension expense and cash contributions to the pension plans would increase.  As of the end of 2012, our pension plan remains underfunded.  If the equity markets do not sufficiently recover or the discount rate does not increase or existing legislative relief is not enough, we will be obligated to make substantial contributions in future years to fund the deficiency.  Current projections indicate we will need to contribute $68.2 million over the next 10 years, beginning in 2013.  A significant increase in our obligation to make contributions to our pension plans would reduce the cash available for working capital, debt reduction and other corporate uses, and may have an adverse effect on our operations, financial condition and liquidity.

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

As of December 30, 2012, we and our subsidiaries had approximately 1,800 full-time and 700 part-time employees compared to approximately 1,700 full-time and 800 part-time employees at December 25, 2011.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 22%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Six of these agreements will expire within the next two years.

Index

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2. PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin.  We believe all of our properties are well maintained, are in good conditions and suitable for present operations.  There are no material encumbrances on any of our owned properties.  Our equipment is secured by liens pursuant to our secured credit facility.  The following are the principal properties operated by us and our subsidiaries and the approximate square footage as of December 30, 2012.

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI (1)	500,000	5,000
West Milwaukee, WI (2)	479,000	-
Cedarburg, WI	17,000	-
Waukesha, WI	34,000	-
Sturtevant, WI (4)	-	10,000
Madison, WI	-	2,000
Menomonee Falls, WI	12,000	-
Waupaca, WI	73,000	-
Hartland, WI	13,000	4,000
Jefferson, WI	-	1,000
Mukwonago, WI		1,000
Wittenberg, WI	1,000
Elkhorn, WI	-	4,000
West Bend, WI	-	6,000
Hartford, WI	7,000	-
New London, WI	6,000	-
Johnson Creek, WI	-	5,000
Muskego, WI	-	5,000
Washington, D.C.	-	4,000

Broadcasting
Office, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	109,000	-
Green Bay, WI	22,000	2,000
Las Vegas, NV	33,000	-
Lansing, MI	2,000	11,000
Palm Springs, CA	19,000	1,000
Omaha, NE	62,000	-
Tucson, AZ	29,000	2,000
Knoxville, TN (5)	26,000	-
Boise, ID	28,000	1,000
Wichita, KS	23,000	6,000
Springfield, MO	2,000	14,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	21,000	1,000
Mount Bigelow, AZ	2,000	-
Nashville, TN	50,000	9,000

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.'s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution and transportation operations of theMilwaukee Journal Sentinel.

(3)	Includes our business operations' headquarters.

(4)	10,000 square feet leased to third party pursuant to lease expiring in August 2013.

(5)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2015.

Index

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business.  We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of March 1, 2013.

Name	Title	Age
Steven J. Smith	Chairman of the Board and Chief Executive Officer	62
Andre J. Fernandez	President and Chief Financial Officer	44
Elizabeth Brenner	Executive Vice President	58
Mary Hill Taibl	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	58
Jason R. Graham	Vice President and Corporate Controller	40
Michael O'Brien	Vice President	51
Royce A. Miles	Vice President	45
William M. Kaiser	Vice President	62
James P. Prather	Vice President	55
Karen O. Trickle	Vice President and Treasurer	56
Steven H. Wexler	Vice President	52
Faith E. Perkins	Vice President	42

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

Elizabeth Brenner is Executive Vice President.  Ms. Brenner was elected Executive Vice President in December 2004.  In addition, Ms. Brenner is Chief Operating Officer of our publishing businesses and has been President of Journal Sentinel, Inc. and Publisher of the Milwaukee Journal Sentinel since January 2005.  Ms. Brenner was Publisher of The News Tribune, a Tacoma, Washington publication of the McClatchy Company, from 1998 to December 2004.

Mary Hill Taibl is Senior Vice President, General Counsel, Secretary and Chief Compliance Officer.  Ms. Leahy was elected Senior Vice President and General Counsel in May 2003, Secretary in January 2008 and Chief Compliance Officer in April 2005.  Prior thereto, she served as Vice President and General Counsel-Business Services since July 2001.  Ms. Leahy was General Counsel Americas, GE Medical Systems, a developer and manufacturer of medical diagnostic equipment, from January 1999 to July 2001.

Jason R. Graham is Vice President and Controller.  Mr. Graham was elected Vice President and Controller in June 2012.  Prior thereto, Mr. Graham held various financial leadership positions with Brookdale Senior Living, Inc., a national owner and operator of senior living communities, since October 2006 where he most recently served as Vice President and Corporate Controller.   Mr. Graham has also previously held financial leadership positions with KPMG LLP, GE Healthcare and APW Ltd and is a certified public accountant.

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

Faith E. Perkins was elected Vice President in August 2012.  Prior thereto, Ms. Perkins various human resources leadership positions at Cox Media Group, a privately held media entity, since 2006, where she most recently served as regional vice president human resources.  Ms. Perkins has also previously held positions as vice president of human resources for Susquehanna Pfaltzgraff Co., and also served in a human resources leadership capacity with Fidelity Investments and DNA Enterprises, and staffing manager at Fidelity Investments.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERPURCHASES OF EQUITY SECURITIES

We are authorized to issue 170 million shares of class A common stock; 120 million shares of class B common stock; and 10 million shares of preferred stock.

Class A shares are listed for trading on the New York Stock Exchange under the symbol “JRN.”  Class A shareholders are entitled to one vote per share.

Class B shares are primarily held by our current and former employees, our non-employee directors and members of the family of our former chairman Harry J. Grant and entities for the benefit of members of the family (which we collectively refer to as the “Grant family shareholders”).  These shares are entitled to ten votes per share.  Each class B share is convertible into one class A share at any time, but first must be offered for sale to other eligible purchasers through the offer procedures set forth in our amended and restated articles of incorporation.  There is no public trading market for the class B shares, although shares can be offered for sale to eligible purchasers under our amended and restated articles of incorporation.

In August 2012, we repurchased all 3.3 million outstanding shares of class C common stock, including all rights associated with such shares of class C common stock, from the Grant family shareholders.

As of March 1, 2013, there were 111 record holders of Class A common stock and 1,640 holders of class B common stock.  We have no outstanding shares of class C common stock or preferred stock.

Index

The following table provides information about our repurchases of our class A and B common stock for the fourth quarter ended December 30, 2012:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
September 24, 2012 to October 21, 2012	-		-	-	$37,353,739
October 22, 2012 to November 18, 2012	-		-	-	$37,353,739
November 19, 2012 to December 30, 2012	18,392	(3)	-	-	$37,353,739

(1)	Represents shares of our class A common stock.
(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(3)
Represents 18,392 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

The high and low sales prices of our class A common shares for the four quarters of 2012 and 2011 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2012 and 2011 were as follows:

	2012			2011
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

First Quarter	$5.70	$4.38	$-	$6.18	$4.66	$-
Second Quarter	5.70	3.94	-	6.06	4.61	-
Third Quarter	5.85	4.81	-	5.21	2.93	-
Fourth Quarter	5.77	5.00	-	4.70	2.71	-

Dividends

The declaration of future dividends is subject to the discretion of our board of directors in light of all relevant factors, including earnings, general business conditions, working capital requirements, capital spending needs, debt levels and contractual restrictions.  Our board of directors reviews these factors at each quarterly board of directors meeting. Our secured credit facility contains restrictions on the payment of dividends, such that the aggregate amount of cash dividends paid and share repurchases does not exceed the greater of $30.0 million and such amount that the pro forma ratio is greater than 1.20 to 1.00 for the consecutive four quarter period preceding the quarter in which such cash payment is made.  Pursuant to our amended and restated articles of incorporation, each class of common stock has equal rights with respect to cash dividends.

In April 2009, our board of directors suspended dividends on our class A and class B shares, and suspended the payment of the cumulative minimum unpaid and undeclared dividend on our formerly outstanding class C shares.  Prior to the August 2012 repurchase of our class C shares, the accumulated minimum class C dividend of approximately $0.14 per share each quarter was required to be paid prior to the payment of any dividends on our class A and class B shares.

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

The following graph compares, on a cumulative basis, changes in the total return on our class A common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations.  Our peer group is comprised of Belo Corp., Gannett Company, Inc., Lee Enterprises, Inc., The McClatchy Company, The New York Times Company, The E. W. Scripps Company, Media General, Inc. and The Washington Post Company.  This graph assumes the investment of $100.00 on December 31, 2007 and the reinvestment of any dividends since that date.

Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Journal Communications, Inc., the S&P 500 Index, and a Peer Group

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Journal Communications, Inc.
S&P 500
Peer Group

*$100 invested on 12/30/07 in stock or 12/31/07 in index, including reinvestment of dividends.
Index calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Journal Communications, Inc	$100.00	$29.41	$47.94	$62.06	$56.22	$62.91
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	31.98	54.73	54.19	46.15	54.83

Index

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data.  The selected financial data for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 and as of December 30, 2012, and December 25, 2011, have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data for the years ended December 27, 2009 and December 28, 2008 and as of December 26, 2010, December 27, 2009 and December 28, 2008, have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K.  This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	2012(1)	2011(2)	2010	2009(3)	2008(4)

	(dollars and shares in thousands, except for per share amounts)

Statement of Operations Data
Revenue	$400,042	$356,793	$376,759	$365,534	$451,713
Operating costs and expenses	338,369	316,132	323,735	335,763	402,247
Goodwill and broadcast license impairment	1,681	879	-	20,133	375,086
Operating earnings (loss)	59,992	39,782	53,024	9,638	(325,620)
Total other income and (expense)	(4,461)	(3,525)	(3,281)	(2,803)	(8,165)
Earnings (loss) from continuing operations before income taxes	55,531	36,257	49,743	6,835	(333,785)
Provision (benefit) for income taxes	22,206	14,412	19,065	1,927	(107,036)
Earnings (loss) from continuing operations	33,325	21,845	30,678	4,908	(226,749)
Gain (loss) from discontinued operations, net of taxes	-	341	3,703	(601)	2,346
Net earnings (loss)	$33,325	$22,186	$34,381	$4,307	$(224,403)

Diluted weighted average shares outstanding	50,091	51,088	50,789	50,400	51,917

Diluted - Class A and B common stock:
Continuing operations	$0.61	$0.36	$0.52	$0.06	$(4.40)
Discontinued operations	-	0.01	0.07	(0.01	0.04
Net earnings (loss)	$0.61	$0.37	$0.59	$0.05	$(4.36)

Cash dividends:
Minimum class C	$0.35 (5)	$0.57 (6)	$0.57 (6)	$0.57 (7)	$0.57
Class B	$-	$-	$-	$0.02	$0.32
Class A	$-	$-	$-	$0.02	$0.32

Segment Data
Revenue:
Broadcasting	$235,627	$186,080	$194,365	$171,491	$209,914
Publishing	164,947	170,976	182,799	194,196	241,972
Corporate eliminations	(532)	(263)	(405)	(153)	(173)
Total Revenue	$400,042	$356,793	$376,759	$365,534	$451,713

Operating earnings (loss):
Broadcasting	$56,228	$31,001	$43,559	$3,068	$(319,610)
Publishing	11,622	15,901	18,222	13,796	2,322
Corporate eliminations	(7,858)	(7,120)	(8,757)	(7,226)	(8,322)
Total operating earnings (loss)	$59,992	$39,782	$53,024	$9,638	$(325,610)

Index

	2012(1)	2011(2)	2010	2009(3)	2008(4)

	(dollars and shares in thousands, except for per share amounts)

Other Financial Data
Depreciation	$21,074	$21,764	$22,697	$23,894	$24,918
Amortization	$1,776	$1,567	$1,932	$1,975	$1,776
Capital expenditures	$12,736	$10,661	$9,391	$7,680	$20,805
Cash dividends	$-	$-	$-	$1,476	$18,527

Cash Flow Data
New cash provided by (used for):
Operating activities	$77,662	$45,534	$71,819	$69,113	$69,534
Investing activities	$(240,316)	$(8,877)	$6,174	$(11,639)	$(46,043)
Financing activities	$162,666	$(36,859)	$(79,739)	$(65,147)	$(27,033)
Discontinued operations	$-	$564	$433	$7,002	$1,326

Balance Sheet Data
Property and equipment, net	$171,354	$168,200	$179,725	$195,649	$211,974
Intangible assets, net	$318,118	$111,617	$114,512	$115,836	$132,111
Total assets	$625,803	$417,725	$431,770	$473,187	$542,599
Total debt	$246,030	$41,305	$74,570	$151,375	$215,090
Total equity	$205,501	$206,188	$208,927	$171,075	$168,062

(1)
On June 25, 2012, we completed the purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma.  On October 22, 2012, we closed on the purchase of the remaining assets of WACY-TV in Appleton, Wisconsin.  On December 3, 2012, we completed the sale of WKTI-AM in Knoxville, Tennessee.  On December 3, 2012, we completed the sale of Hodag Buyers’ Guide, North Star Journal, Merrill Foto News, Wausau Buyers’ Guide, Stevens Point Buyers’ Guide, Wood County Buyers’ Guide, Waupaca Buyers’ Guide, Waupaca County Post East, Waupaca County Post West, Clintonville Shoppers’ Guide, New London Buyers’ Guide, Silent Sports, Waupacanow.com, Merrillfotonews.com, Starjournalnow.com, Silentsports.net, Wibuyersguide.com and a single copy distribution network based in Rhinelander, WI.  On December 6, 2012, we completed the acquisition of NewsChannel 5 Network, LLC in Nashville, Tennessee.

(2)
In June 2011, we completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida.  In August 2011, we completed the sale of the remaining Florida-based community newspapers and shoppers businesses, including Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection.

(3)	On April 23, 2009, we completed the purchase of CW affiliate, KNIN-TV, in Boise, Idaho. On September 25, 2009, we completed the sale of KGEM-AM and KCID-AM in Boise, Idaho.

(4)
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

(5)	Dividends of $0.35 per share were accrued for 2012.

(6)	Dividends of $0.57 per share were accrued for 2011 and 2010.

(7)	The first quarter 2009 dividend of $0.142 per share was paid. Dividends of $0.428 per share were accrued but not paid for the remaining three quarters of 2009.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 30, 2012, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements.  See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 12 states, consists of 34 radio stations and 15 television stations.  The television stations include WACY-TV in Appleton, Wisconsin that we purchased on October 22, 2012 and was previously operated under a local marketing agreement (LMA) and WTVF-TV in Nashville, Tennessee that we purchased on December 6, 2012.  Results from our digital media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications - primarily in southeastern Wisconsin - as well as print facilities in Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

Over the past several years, fundamentals in the newspaper industry have continued to deteriorate.  Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  However, in the second half of 2012, the daily newspaper experienced year-over-year growth in retail ROP due to special programs and initiatives.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.

Revenue from our broadcasting businesses increased $49.5 million in 2012 compared to 2011.  This was primarily due to a $31.6 million increase in political and issue advertising revenue, a $6.8 million increase in local advertising revenue, a $5.4 million increase in national advertising revenue, a $2.7 million increase in Olympic advertising revenue, a $2.3 million increase in retransmission revenue, and a $0.7 million increase in other revenue.  The increase in national advertising revenue was driven by the political, media and automotive categories.  The increase in local advertising revenue was driven by the automotive, political, and casino and gambling categories.  Total expenses from our broadcasting business increased $24.3 million, or 15.7%, in 2012 compared to 2011, primarily due to an increase in employee-related costs, national sales representatives’ commission expenses, acquisition and integration-related costs, expenses related to the new Green Bay Packers preseason network agreement and increases in network costs.  Operating earnings from our broadcasting business increased $25.2 million in 2012 compared to 2011, primarily due to an increase in political and issue and Olympic advertising revenue, partially offset by an increase in operating expenses.

On December 6, 2012, Journal Broadcast Group, our broadcasting business, acquired 100% equity interests in NewsChannel 5 Network, LLC which owns the CBS-affiliate WTVF-TV, in Nashville, Tennessee.  The total purchase price for the station was $220.0 million including a working capital adjustment of $5.0 million.  On October 22, 2012, we completed the purchase of WACY-TV for $2.0 million.  On June 25, 2012, we completed the asset purchase of KHTT-FM and KBEX-FM in Tulsa, Oklahoma for $11.7 million.

In December 2012, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, completed the sale of the majority of our northern Wisconsin publications.  Net proceeds were $1.2 million plus a note receivable of $0.8 million, and we recorded a pre-tax loss on the sale, net of transaction expenses, of $0.3 million.  The divestitures allow us to focus our efforts on operating the only major daily newspaper for the Milwaukee metropolitan area, our community  publications - primarily in southeastern Wisconsin - as well as print facilities in Milwaukee and Waupaca, Wisconsin.

Index

In 2012, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Retail advertising revenue decreased $3.8 million in 2012 compared to 2011, primarily due to a decrease in preprint advertising at the daily newspaper from the department store, telecommunications, and building categories and the sale of the Florida-based community newspapers and shoppers in 2011, partially offset by the increase in retail ROP from special programs and initiatives.  The sale of the Florida-based community newspapers and shoppers accounted for $2.8 million of the year-over-year decline.  Classified advertising revenue also decreased in 2012 by $3.5 million compared to 2011.  The largest declines were in the automotive and employment categories at the daily newspaper, combined with $0.3 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in 2011.  Publishing digital advertising revenue of $12.6 million increased 9.8%, primarily due to increases in retail sponsorships and other revenue; partially offset by declines in classified advertising revenue.  National advertising revenue decreased $1.2 million in 2012 due to a decrease in ROP and preprint advertising in the furniture and business services categories.  In the first quarter of 2012, the Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website.  Integrated into the launch of the “JS Everywhere” subscription was a price increase to our home delivery subscribers, who gain full access to all digital products, including the new iPad app, mobile phone app and jsonline.com with their subscription fee. This contributed to a circulation revenue increase of $1.3 million in 2012 compared to 2011.  At our daily newspaper, commercial delivery revenue decreased in 2012 by $0.1 million compared to 2011. Commercial printing revenue at our daily newspaper increased $0.9 million in 2012 compared to 2011, driven by increased volume and one large new customer.  Total expenses at our publishing businesses decreased $1.8 million in 2012 compared to 2011, primarily due to expense savings from previous workforce reduction charges.  Operating earnings at our publishing businesses decreased $4.3 million in 2012 compared to 2011.  The decrease in operating earnings was primarily due to the impact of decreased advertising revenue, combined with a $0.6 million year-over-year decline from the sale of the Florida-based community newspapers and shoppers in the second and third quarter of 2011 and rising costs relating to workers’ compensation and pension.

Advertising revenue at our broadcasting and publishing businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement in advertising spending at our broadcasting business, persistent high unemployment, lack of strong economic growth and continued economic uncertainty temper our optimism.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2012 or prior years given the secular changes affecting the newspaper industry.

We continue to seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses which we expect to positively impact revenue, and continue to look for new acquisition opportunities within broadcast.  Our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.  The purchases of the two radio stations in Tulsa, Oklahoma, the Nashville CBS affiliate WTVF-TV NewsChannel 5, and the remaining assets of WACY-TV in Green Bay, Wisconsin are consistent with one of our strategic goals of creating additional broadcast scale in new and existing markets.

Annual Broadcast License Impairment Tests

Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 24, 2012. The impairment tests indicated two of our television broadcast licenses and two of our radio broadcast licenses were impaired due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates.  The changes in the discount rate used for our broadcast licenses are primarily driven by changes in the expected return on the public equity of comparable companies in the television and media sector and the average cost of capital.  In accordance with the Financial Accounting Standards Board’s (FASB) guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value of $79.9 million (excludes the broadcast license acquired in December 2012 with the acquisition of NewsChannel 5 Network, LLC), resulting in a $1.0 million non-cash impairment charge for television and a $0.7 million non-cash impairment charge for radio in the fourth quarter of 2012.

Index

For broadcast licenses at individual television and radio stations, we used the Greenfield Method, an income approach commonly used in the broadcast sector, to estimate fair value.  This approach assumes the start up of a new station by an independent market participant, and incorporates assumptions that are based on past experience and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates, or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

We based the valuation of broadcast licenses on our internal projections and industry-based assumptions:

	September 24, 2012	September 26, 2011	September 27, 2010	September 28, 2009

Television
Discount rate	11.5%	11.8%	10.7%	13.2%
Tax rate	39.0	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	3.0	3.0

Radio
Discount rate	10.5%	10.4%	10.4%	10.5%
Tax rate	39.0	39.0	39.0	39.0
Long-term growth rate	2.0	2.5	2.5	2.5

As of December 30, 2012, if we were to increase the discount rates by 100.0 basis points and by 200.0 basis points, it would result in impairment charges of $0.7 million and $1.9 million, respectively.  If we were to decrease the long-term growth rates by 50.0 basis points and by 100.0 basis points, it would result in impairment charges of $0.3 million and $1.1 million, respectively.

Interim and Annual Goodwill Impairment Tests

Our annual impairment tests on goodwill associated with our broadcasting reporting unit and our community newspaper and shoppers reporting unit as of September 24, 2012, the first day of our fiscal fourth quarter, indicated there was no impairment of our goodwill.

For purposes of testing the carrying values of goodwill related to our broadcasting reporting unit, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  We assign a greater weight to the income approach as the market approach is deemed less reliable due to the differences in entity size and business model between our broadcasting reporting unit and the comparable companies selected.  We base our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.

We based the valuation of goodwill related to our broadcasting reporting unit on our internal projections and industry-based assumptions:

	September 24, 2012	September 26, 2011	September 27, 2010
Television
Discount rate	10.5%	10.8%	9.7%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	3.0

Radio
Discount rate	9.0%	11.0%	9.4%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.0	2.5	2.5

As of December 30, 2012, if we were to increase the discount rates by 200.0 basis points or decrease the long term growth rates by 100.0 basis points, step two of the goodwill impairment test would not be triggered.

Index

For purposes of testing the carrying value of goodwill related to our community newspaper and shoppers reporting unit, we determine fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  Each approach estimated a fair value exceeding carrying value.  We assign a greater weight to the income approach as the market approach is deemed less reliable due to the differences in entity size and business model between our community newspapers and shoppers reporting unit and the comparable companies selected.  We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

We based the valuation of goodwill related to our community newspapers and shoppers reporting unit on our internal projections and industry-based assumptions:

	September 24, 2012	September 26, 2011	September 27, 2010
Discount rate	12.0%	13.5%	13.5%
Tax rate	39.0	39.0	39.0
Long-term growth rate	(1.5)	-	-

As of December 30, 2012, if we were to increase the discount rates by 200.0 basis points or decrease the long-term growth rates by 100.0 basis points, step two of the goodwill impairment test would not be triggered.

Results of Operations

2012 (53 weeks) Compared to 2011 (52 weeks)

The 2012 results include the operations of a television station whose assets were acquired on December 6, 2012. Also, 2012 contained 53 weeks compared to 52 weeks in 2011. Although it is difficult to precisely quantify the impact of the additional week, we estimate the revenue impact to be $6.0 million and the operating earnings impact to be $1.2 million.

Our consolidated revenue in 2012 was $400.0 million, an increase of $43.2 million, or 12.1%, compared to $356.8 million in 2011.  Our consolidated operating costs and expenses in 2012 were $208.3 million, an increase of $6.7 million, or 3.3%, compared to $201.6 million in 2011.  Our consolidated selling and administrative expenses in 2012 were $130.0 million, an increase of $15.5 million, or 13.6%, compared to $114.5 million in 2011.  We recorded a $1.7 million non-cash broadcast license impairment charge in 2012 and a $0.9 million non-cash broadcast license impairment charge in 2011.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2012 and 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$235.6	58.9%	$186.1	52.2%
Publishing	164.9	41.2	171.0	47.9
Corporate eliminations	(0.5)	(0.1)	(0.3)	(0.1)
Total revenue	400.0	100.0	356.8	100.0

Total operating costs and expenses	208.3	52.1	201.6	56.5
Selling and administrative expense	130.0	32.5	114.5	32.1
Broadcast license impairment	1.7	0.4	0.9	0.3
Total operating costs and expenses and selling and administrative expenses	340.0	85.0	317.0	88.9
Total operating earnings	$60.0	15.0%	$39.8	11.1%

At our broadcasting businesses, advertising revenue increased in 2012 compared to 2011 primarily due to a $31.6 million increase in political and issue advertising revenue, a $6.8 million increase in local advertising revenue, a $5.4 million increase in national advertising revenue, a $2.7 million increase in Olympic advertising revenue, a $2.3 million increase in retransmission revenue, and a $0.7 million increase in other revenue. Automotive advertising increased $6.8 million in 2012 compared to 2011.

Index

Our publishing businesses experienced a 5.2% decrease in retail advertising revenue in 2012 compared to 2011.  The retail advertising revenue decrease was a result of decreases in the department store, telecommunications, and building categories and as a result of the sale of the Florida-based community newspapers and shoppers in 2011, partially offset by the increase in retail ROP from special programs and initiatives.  Classified advertising revenue decreased 17.2% in 2012 compared to 2011 primarily due to decreases in the automotive and employment categories, combined with the year-over-year decline from the sale of the Florida-based community newspapers and shoppers in 2011.  Partially offsetting these revenue decreases was a 2.7% increase in circulation revenue and a 9.8% increase in commercial printing at our daily newspaper in 2012 compared to 2011. Circulation revenue increased $1.3 million in 2012 compared to 2011.  At our daily newspaper, commercial delivery revenue decreased in 2012 by $0.1 million compared to 2011. Commercial printing revenue at our daily newspapers increased $0.9 million in 2012 compared to 2011, driven by increased volume and one large new customer.

The increase in total operating costs and expenses in 2012 compared to 2011 was primarily due to increases in employee-related expenses and network affiliation fees, partially offset by a decrease in newsprint and paper costs. The increase in selling and administrative expenses was primarily due to employee-related expenses, acquisition and integration-related costs, impairment of broadcast licenses, impairment of long-lived assets and workforce reduction charges primarily in our publishing group.

Our consolidated operating earnings were $60.0 million in 2012, an increase of $20.2 million, or 50.8%, compared to $39.8 million in 2011.  The following table presents our operating earnings (loss) by segment for 2012 and 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$56.2	$31.0
Publishing	11.6	15.9
Corporate	(7.8)	(7.1)
Total operating earnings	$60.0	$39.8

The increase in total operating earnings was primarily due to the increase in revenue at our broadcasting business, partially offset by the decrease in revenue at our publishing business, an increase in operating costs and expenses and selling and administrative expenses, and an increase in non-cash broadcast license impairment charges.

EBITDA in 2012 was $82.9 million, an increase of $19.5 million, or 30.6%, compared to $63.4 million in 2011. We define EBITDA as net earnings excluding provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2012 and 2011:

	2012	2011
	(dollars in millions)

Net earnings(1)	$33.3	$22.1
Provision for income taxes	22.2	14.4
Total other expense, net	4.5	3.5
Depreciation	21.1	21.8
Amortization	1.8	1.6
EBITDA	$82.9	$63.4

(1)
Included in net earnings for 2012 are pre-tax charges for impairment of long-lived assets, impairment of intangible assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $1.7 million, $3.1 million, and $1.7 million, respectively.  Included in net earnings 2011 are pre-tax charges of for impairment of intangible assets and workforce reductions charges of $0.9 million and $1.7 million, respectively, and $0.6 million pre-tax operating earnings related to the sold Florida-based community newspapers and shoppers.

Index

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in 2012 was $235.6 million, an increase of $49.5 million, or 26.6%, compared to $186.1 million in 2011.  Operating earnings from broadcasting in 2012 were $56.2 million, an increase of $25.2 million, or 81.4%, compared to $31.0 million in 2011.  We recorded a $1.7 million non-cash broadcast license impairment charge in 2012 and a $0.9 million non-cash broadcast license impairment charge in 2011.

The following table presents our broadcasting revenue and operating earnings for 2012 and 2011:

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$159.4	$76.2	$235.6	$115.7	$70.4	$186.1	26.6%

Operating earnings	$42.3	$13.9	$56.2	$15.9	$15.1	$31.0	81.4%

Revenue from our television stations in 2012 was $159.4 million, an increase of $43.7 million, or 37.7%, compared to $115.7 million in 2011.  We experienced revenue increases in all of our nine existing television markets.  Compared to 2011, political and issue advertising revenue increased $30.7 million, or 750.7%; and national advertising revenue increased $5.0 million, or 22.3%; retransmission revenue increased $2.3 million, or 27.4%; local advertising revenue increased $2.2 million, or 2.8%; other revenue increased $0.8 million, or 42.8%; and Olympic revenue increased $2.7 million.  Political and issue advertising revenue increased in 2012 compared to 2011 primarily due to the political activity in Wisconsin and Nevada.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue increases in a number of categories, specifically political, automotive, media and financial, partially offset by decreases in the home products, supermarkets and communications retail categories.  Automotive advertising revenue represented 15.9% of television advertising revenue in 2012 compared to 17.4% in 2011.  Automotive advertising revenue was $25.4 million in 2012, an increase of $5.3 million, or 26.2%, compared to $20.1 million in 2011.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Digital revenue was $2.2 million in 2012 compared to $1.9 million in 2011.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2012 were $42.3 million, an increase of $26.4 million, or 165.0%, compared to $15.9 million in 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total television expenses in 2012 increased $17.3 million, or 17.4%, compared to 2011 primarily due to an increase in employee-related expenses, sales commissions, network programming expenses, acquisition and integration-related costs, and expenses related to the new Green Bay Packers preseason network agreement.  Throughout 2012, we selectively added back expense to invest in our employees, programming, and promotion of our products.

Revenue from our radio stations in 2012 was $76.2 million, an increase of $5.8 million, or 8.4%, compared to $70.4 million in 2011.  We experienced revenue increases in seven of our eight radio markets.  Compared to 2011, local advertising revenue increased $4.5 million, or 7.6%; political and issue advertising revenue increased $0.9 million, or 116.3%; and national advertising revenue increased $0.4 million, or 6.4%.

Our radio stations experienced revenue increases in a number of categories, specifically automotive, political, casino and gambling, retail and entertainment, partially offset by decreases in the medical, media, building and hardware, and communications categories.  Automotive advertising represented 15.3% of radio advertising revenue in 2012 compared to 14.4% in 2011.  Automotive advertising revenue was $11.6 million in 2012, an increase of $1.5 million, or 14.8%, compared to $10.1 million in 2011.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Digital revenue was $2.2 million in 2012 compared to $1.8 million in 2011.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in 2012 were $13.9 million, a decrease of $1.2 million, or 7.3%, compared to $15.1 million in 2011.  The decrease in operating earnings was primarily due to an increase in total expenses.  Total radio expenses increased $7.0 million, or 12.6%, in 2012 compared to 2011 primarily due to increases in employee-related expenses, impairment of broadcast licenses, impairment of long-lived assets, and acquisition and integration-related expenses, partially offset by credits related to our radio music license fees.  Throughout 2012, we selectively added back expense to invest in our employees, programming, and promotion of our products.

Index

Publishing

Revenue from publishing in 2012 was $164.9 million, a decrease of $6.1 million, or 3.5%, compared to $171.0 million in 2011.  Operating earnings from publishing were $11.6 million in 2012, a decrease of $4.3 million, or 26.9%, compared to $15.9 million in 2011.

The following table presents our publishing revenue by category and operating earnings for 2012 and 2011:

	2012			2011

		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$56.6	$13.5	$70.1	$56.7	$17.2	$73.9	(5.2	) %
Classified	14.0	2.7	16.7	16.8	3.4	20.2	(17.2)
National	3.3	-	3.3	4.5	-	4.5	(25.5)
Direct Marketing	0.1	-	0.1	0.1	-	0.1	(56.0)
Total advertising revenue	74.0	16.2	90.2	78.1	20.6	98.7	(8.7)
Circulation revenue	51.2	1.8	53.0	49.9	1.8	51.7	2.7
Other revenue	18.3	3.4	21.7	17.4	3.2	20.6	5.5
Total revenue	$143.5	$21.4	$164.9	$145.4	$25.6	$171.0	(3.5	) %

Operating earnings	$11.0	$0.6	$11.6	$14.3	$1.6	$15.9	(26.9	) %

Advertising revenue accounted for 54.7% of total publishing revenue in 2012 compared to 57.7% in 2011.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, changes in frequency and placement of advertising in the newspaper and planned advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in 2012.

Retail advertising revenue in 2012 was $70.1 million, a decrease of $3.8 million, or 5.2%, compared to $73.9 million in 2011.  The $0.1 million decrease in retail advertising revenue at our daily newspaper was primarily due to a decrease in preprint advertising at the daily newspaper from the department store, telecommunications, and building categories, partially offset by the increase in digital retail.  We continue to believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  These trends persisted in our community newspapers and shoppers business.  The $3.7 million decrease in retail advertising revenue at our community newspapers and shoppers business was primarily due to revenue decreases as a result of the sale of the Florida-based publications in 2011 and, to a lesser extent, the sale of our northern Wisconsin community newspapers and shoppers publications in the fourth quarter of 2012.  The sale of the Florida-based community newspapers and shoppers accounted for $2.8 million of the year-over-year decline.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the Internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in 2012 compared to 2011.  Classified advertising revenue in 2012 was $16.7 million, a decrease of $3.5 million, or 17.2%, compared to $20.2 million in 2011.  At our daily newspaper, classified advertising revenue decreased $2.8 million, or 16.5%, in 2012 compared to 2011.  The revenue decreases were led by the employment and automotive categories, which in the aggregate decreased $2.2 million, or 25.8%. At our community newspapers and shoppers business, classified advertising revenue decreased $0.7 million, or 20.8%, in 2012 compared to 2011 primarily due to continued softness in the classified categories and decreases as a result of the sale of the Florida-based community newspapers and shoppers businesses in the second and third quarters of 2011, and, to a lesser extent, the sale of our northern Wisconsin community newspapers and shoppers publications in the fourth quarter of 2012.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in 2012 was $0.6 million, or 13.5%, compared to 2011 primarily due to a decrease in classified ROP advertising revenue, partially offset by an increase in retail ROP advertising revenue.

Index

Total retail and classified digital advertising revenue at our daily newspaper was $12.3 million in 2012, an increase of $1.0 million, or 9.3%, compared to $11.3 million in 2012.  Digital retail advertising revenue increased 26.1% compared to 2011 due to increases in sponsorships and other digital revenue.  Digital classified advertising revenue decreased 17.7% compared to 2011 due to decreases in classified upsells and packages sold.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $3.3 million in 2012, a decrease of $1.2 million, or 25.5%, compared to $4.5 million in 2011.  The decrease was primarily due to a decrease in ROP and preprint advertising in the furniture and business services categories.

Circulation revenue accounted for 32.2% of total publishing revenue in 2012 compared to 30.2% in 2011.  Circulation revenue was $53.0 million in 2012, an increase of $1.3 million, or 2.7%, compared to $51.7 million in 2011.  At our daily newspaper, circulation revenue increased $1.3 million, or 2.7%, primarily due to a price increase implemented with our “JS Everywhere” subscription program, partially offset by comparisons to 2011 when the Green Bay Packers were in the Super Bowl and we experienced increased single copy sales.  The new JS Everywhere program provides newspaper and digital subscribers access to the new iPad app, mobile phone app and access to jsonline.com.  At our community newspapers and shoppers business, circulation revenue remained consistent at $1.8 million in 2012 and 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plant of our community newspapers and shoppers, accounted for 13.2% of total publishing revenue in 2012 compared to 12.1% in 2011.  Other revenue was $21.7 million in 2012, an increase of $1.1 million, or 5.5%, compared to $20.6 million in 2011.  The $0.9 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue driven by increased volume and one large new customer.  At our community newspapers and shoppers business, other revenue was $3.4 million in 2012, an increase of $0.2 million, or 7.0%, compared to $3.2 million in 2011.

Publishing operating earnings in 2012 were $11.6 million, a decrease of $4.3 million, or 26.9%, compared to $15.9 million in 2011.  The decrease in operating earnings was primarily due to the impact of the decrease in advertising revenue.  In an effort to partially offset the impact of the decrease in advertising revenue, our publishing businesses continue to reduce their expense platforms.  Total expenses decreased $1.8 million, or 1.1%, in 2012 compared to 2011, primarily due to a decrease in employee related costs and a decrease in costs due to revenue declines.  Total newsprint and paper costs for our publishing businesses in 2012 were $16.9 million, an increase of $0.1 million, or 0.6%, compared to $16.8 million in 2011 due to a 0.4% increase in average newsprint pricing per metric ton, partially offset by a 0.2% decrease in newsprint consumption.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  Revenue and expense eliminations were $0.5 million in 2012 compared to $0.3 million in 2011.  The unallocated expenses were $7.8 million in 2012, an increase of $0.7 million compared to $7.1 million in 2011.  The increase was primarily due to an increase in our executive incentive compensation expense.

Other Income and Expense and Taxes

Interest income was minimal in 2012 and 2011.  Interest expense was $4.5 million in 2012 compared to $3.6 million in 2011.  The increase in interest expense was due to the interest on the unsecured promissory notes issued during the third quarter of 2012 in connection with our repurchase of all outstanding class C shares, and the increase in long-term notes payable to banks resulting from our acquisition of WTVF-TV in Nashville. Amortization of deferred financing costs, which is reported in interest expense, was $1.8 million in 2012, an increase of $0.7 million, compared to $1.1 million in 2011.

Our effective tax rate was 40.0% in 2012 compared to 39.8% in 2011.

Discontinued Operations

There were no discontinued operations during 2012. Earnings from discontinued operations, net of income tax expense of $0.2 million, were $0.3 million in 2011.

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

Index

Net Earnings

Our net earnings in 2012 were $33.3 million, an increase of $11.2 million, or 50.2%, compared to $22.1 million in 2011.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above, partially offset by the increase in interest expense and increase in the provision for income taxes.

Earnings per Share for Class A and B Common Stock

In 2012, basic and diluted net earnings per share of class A and B common stock were $0.61 for both.  This compared to $0.37 for both in 2011.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.61 for both in 2012.  This compared to $0.36 for both in 2011.  There were no basic and diluted earnings per share from discontinued operations in 2012.  Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.01 for both in 2011.

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

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2011 and 2010:

		Percent of		Percent of
		Total		Total
	2011	Revenue	2010	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$186.1	52.2%	$194.4	51.6%
Publishing	171.0	47.9	182.8	48.5
Corporate eliminations	(0.3)	(0.1)	(0.4)	(0.1)
Total revenue	356.8	100.0	376.8	100.0

Total operating costs and expenses	201.6	56.5	207.7	55.1
Selling and administrative expense	114.5	32.1	116.1	30.8
	0.9	0.3	-	-

Total operating costs and expenses and selling and administrative expenses	317.0	88.9	323.8	85.9
Total operating earnings	$39.8	11.1%	$53.0	14.1%

At our broadcasting businesses, advertising revenue decreased in 2011 compared to 2010 primarily due to decreases in political and issue advertising revenue, the absence of Olympic advertising revenue and a decrease in national advertising revenue, partially offset by an increase in local advertising revenue and an increase in retransmission revenue.  Political and issue advertising revenue decreased $11.9 million as 2011 was considered a non-political and issue advertising year.  Automotive advertising increased $0.6 million in 2011 compared to 2010.

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

EBITDA in 2011 was $63.4 million, a decrease of $18.0 million, or 22.0%, compared to $81.4 million in 2010.  We define EBITDA as net earnings (loss) excluding provision (benefit) for income taxes, total other expense, net (which is entirely comprised of interest income and expense), depreciation and amortization.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2011 and 2010:

	2011	2010
	(dollars in millions)

Net earnings	$22.1	$34.4
Provision for income taxes	14.4	19.1
Total other expense, net	3.5	3.3
Depreciation	21.8	22.7
Amortization	1.6	1.9
EBITDA	$63.4	$81.4

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

The following table presents our broadcasting revenue and operating earnings for 2011 and 2010:

	2011			2010			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$115.7	$70.4	$186.1	$125.1	$69.3	$194.4	(4.3	) %

Operating earnings	$15.9	$15.1	$31.0	$29.1	$14.5	$43.6	(28.8	) %

Revenue from our television stations in 2011 was $115.7 million, a decrease of $9.4 million, or 7.5%, compared to $125.1 million in 2010.  We experienced revenue decreases in four of our nine television markets.  There was no Olympic advertising revenue in 2011.  Olympic advertising revenue was $2.2 million in 2010.  Compared to 2010, political and issue advertising revenue decreased $11.3 million, or 73.4% and national advertising revenue decreased $1.2 million, or 5.5%, primarily due to a decrease in automotive advertising revenue.  Partially offsetting these revenue decreases, local advertising revenue increased $3.0 million, or 4.0%, and retransmission revenue increased $2.1 million, or 33.2%.  Local advertising revenue increased due to an increase in local inventory availability (due to 2011 being a non-political broadcast year) and an increase in digital advertising revenue.  Political and issue advertising revenue decreased in 2011 as 2011 was considered a non-political and issue advertising year, which also contributed to an increase in local inventory availability.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Index

Our television stations experienced revenue decreases in a number of categories, specifically financial, packaged goods, automotive, home improvement and beverages, partially offset by increases in the medical, media, education, casino and gambling and retail categories.  Automotive advertising revenue represented 17.4% of television advertising revenue in 2011 compared to 16.3% in 2010.  Automotive advertising revenue was $20.1 million in 2011, a decrease of $0.3 million, or 1.3%, compared to $20.4 million in 2010.  Digital revenue was $1.9 million in 2011, an increase of $0.4 million, or 27.6%, compared to $1.5 million in 2010.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2011 were $15.9 million, a decrease of $13.2 million, or 45.1%, compared to $29.1 million in 2010.  The decrease in operating earnings was primarily due to the impact from the decrease in political, Olympic and issue advertising revenue and an increase in expenses.  Total television expenses in 2011 increased $3.8 million, or 3.9%, compared to 2010 primarily due to an increase in employee-related costs, the non-cash broadcast license impairment charge and increases in network programming fees, professional services fees, promotional expenses and expenses related to expanded news coverage of the Green Bay Packers and the Wisconsin political battles.  Throughout 2011, we selectively added back expense to invest in our employees, programming and promotion of our products.

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

Our radio stations experienced revenue increases in a number of categories, specifically media, automotive, financial, professional services and home products, partially offset by decreases in the entertainment, other services, medical and legal categories.  Automotive advertising represented 14.4% of radio advertising revenue in 2011 compared to 13.3% in 2010.  Automotive advertising revenue was $10.1 million in 2011, an increase of $0.9 million, or 9.8%, compared to $9.2 million in 2010.  Digital revenue was $1.8 million in 2011, an increase of $0.2 million, or 13.1%, compared to $1.6 million 2010.  Digital revenue is reported in local advertising revenue.

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

The following table presents our publishing revenue by category and operating earnings for 2011 and 2010:

	2011			2010

		Community			Community
	Daily	Newspapers		Daily	Newspapers		Percent
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$56.7	$17.2	$73.9	$60.0	$21.2	$81.2	(8.9	) %
Classified	16.8	3.4	20.2	19.9	4.4	24.3	(16.9)
National	4.5	-	4.5	5.0	-	5.0	(11.2)
Direct Marketing	0.1	-	0.1	0.2	-	0.2	(40.8)
Total advertising revenue	78.1	20.6	98.6	85.1	25.6	110.5	(10.8)
Circulation revenue	49.9	1.8	51.7	50.1	1.9	52.0	(0.6)
Other revenue	17.4	3.2	20.6	17.1	3.0	20.1	2.5
Total revenue	$145.4	$25.6	$170.9	$152.3	$30.5	$182.6	(6.5	) %

Operating earnings	$14.3	$1.6	$15.9	$15.9	$2.3	$18.2	(12.7	) %

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

Index

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in 2011 was $1.1 million, or 20.2%, compared to 2010 primarily due to a decrease in ROP advertising revenue.

Total retail and classified digital advertising revenue at our daily newspaper was $11.3 million in 2011, an increase of $0.5 million, or 4.2%, compared to $10.8 million in 2010.  Digital retail advertising revenue increased 5.3% compared to 2010 due to an increase in sponsorships sold.  Digital classified advertising revenue increased 2.6% compared to 2010 due to an increase in classified upsells.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

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

Index

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

Also during 2010, we sold substantially all of the assets and certain liabilities of IPC, our former printing services business, to Walsworth Publishing Company.  Proceeds, net of transaction expenses, were $14.0 million and resulted in a gain on discontinued operations after income tax expense of $3.4 million.  An escrow fund in the amount of $0.7 million was established to secure representations and warranties pursuant to the purchase agreement for two years from the date of the sale.  In 2012, we received payment in full.  In 2010, revenue from IPC was $40.7 million and we recorded $1.1 million in net earnings from operations.

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

Liquidity and Capital Resources

Our cash balance was $2.4 million as of December 30, 2012.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $119.9 million as of December 30, 2012 will meet our current needs.  In connection with the acquisition of NewsChannel 5 Network, LLC, we amended the credit agreement to permit the acquisition and increase the total borrowing capacity to $350.0 million.  During 2012, we increased our notes payable to banks by $188.8 million.  In the third quarter of 2012, we funded the $11.7 million purchase price for the two Tulsa radio stations from our secured credit facility.  In the fourth quarter of 2012, we funded the $220.0 million purchase price for NewsChannel 5 Network, LLC from our secured term loan facility and our secured revolving credit facility. In the long-term, we expect to pay down our notes payable to banks, selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants, and repurchase shares opportunistically.

Index

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we have aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  As of December 30, 2012, the outstanding principal amount of revolving loans drawn under the credit agreement was $80.1 million, and the outstanding principal amount of term loans drawn under the credit agreement was $150.0 million.  The proceeds of the senior secured credit facilities were used for the acquisition of NewsChannel 5 Network, LLC and general corporate purposes.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time to an aggregate amount not to exceed $450.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the credit agreement incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.

Our obligations under the credit agreement are currently guaranteed by each of our subsidiaries.  Subject to certain exceptions, the credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends.

As of December 30, 2012, we are in compliance with the financial covenants of the secured credit facility. The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.  As of December 30, 2012, our consolidated funded debt ratio was 2.29-to-1.

•
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.  As of December 30, 2012, our interest coverage ratio was 23.99-to-1.

As of December 30, 2012 and December 25, 2011, we had borrowings of $230.1 million and $41.3 million, respectively, under our credit facility at a currently effective blended interest rate of 2.53% and 2.65%, respectively.  Fees in connection with the credit facility of $4.7 million are being amortized over the term of the secured credit facility using the straight-line method.

We estimate the fair value of our senior secured credit facilities at December 30, 2012 to be $224.8 million, based on discounted cash flows using an interest rate of 3.08%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $41.0 million, based on discounted cash flows using an interest rate of 3.05%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us. In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

On August 13, 2012, we repurchased all 3.3 million outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock, in exchange for $6.2 million in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of $25.6 million and bearing interest at a rate of 7.25% per annum.  The cash payment equaled the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.

The aggregate principal amount of the subordinated notes was determined by multiplying the volume weighted average price of our class A common stock on the New York Stock Exchange over the five consecutive trading days ending on (and including) August 10, 2012 of $5.75 by the number of fully diluted shares of class C common stock (each class C share was convertible into 1.363970 shares of class A common stock pursuant to our amended and restated articles of incorporation for a total of 4.5 million shares on a class A-equivalent basis).

Index

One subordinated note of $1.4 million was repaid in full on September 21, 2012.  Six of the remaining subordinated notes, with an aggregate principal amount of $8.3 million, were paid on December 21, 2012.  The remaining eight subordinated notes, with an aggregate principal amount of approximately $15.9 million, are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes to be $16.2 million based on discounted cash flows using an interest rate of 7.26%, which falls within Level 2 of the fair value hierarchy.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  As of December 30, 2012, $15.9 million of the subordinated notes remains outstanding.

We have $2.3 million of standby letters of credit for business insurance purposes.

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which require us to bargain over the permanent suspension of the plan accruals.  We also permanently suspended the unfunded nonqualified plan that provided additional benefits to certain employees whose benefits under the pension plan and 401(k) plan were restricted due to limitations imposed by the Internal Revenue Service.  For employees not covered by the qualified defined benefit pension plan, the 401(k) plan was also amended on October 12, 2010.  The annual employer contribution is no longer a component of the 401(k) plan effective January 1, 2011.  In addition, effective January 1, 2011, we enhanced the current matching contribution to our 401(k) plan.  Prior to the suspension in February 2009, we contributed $0.50 for each dollar contributed by the 401(k) participant, up to 5% of their eligible wages for a maximum match of 2.5% of eligible wages as defined by the 401(k) plan.  Starting January 1, 2011, we began contributing $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages for a maximum match of 3.5% of eligible wages as defined by the 401(k) plan.

Our liability for separation benefits of $0.8 million as of December 30, 2012 will be paid during the next year.  The ongoing activity of our liability for separation benefits during the years ended December 30, 2012 and December 25, 2011 were as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	December 30, 2012
	(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.8	$1.6	$(2.6)	$0.8
Total	$1.8	$1.6	$(2.6)	$0.8

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 26, 2010	Benefits	Benefits	December 25, 2011
	(dollars in millions)

Daily newspaper and community newspapers and shoppers	$1.4	$1.7	$(1.3)	$1.8
Total	$1.4	$1.7	$(1.3)	$1.8

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares, and suspended the payment of the cumulative unpaid and undeclared minimum dividend on our formerly outstanding class C shares.  Prior to the August 2012 repurchase of our class C shares, the accumulated unpaid and undeclared minimum class C dividend of approximately $0.14 per share each quarter was required to be paid prior to the payment of any dividends on our class A and class B shares.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the year ended December 30, 2012, we purchased 0.7 million shares of our class A common stock for $3.5 million, or an average of $4.99 per share.  In the year ended December 25, 2011, we purchased 1.1 million shares of our class A common stock for $4.1 million, or an average of $3.73 per share, excluding commissions.  As of December 30, 2012, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

On August 13, 2012, we repurchased all 3.3 million outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock. See “Liquidity and Capital Resources.”

Index

Acquisitions and Sales

On June 25, 2012, Journal Broadcast Group, Inc. and Journal Broadcast Corporation, our broadcasting business, completed the asset purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation for $11.7 million in cash.  Subsequent to this purchase, we now own five radio stations in Tulsa, Oklahoma.

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2.0 million.  On October 22, 2012, we closed on the acquisition of the remaining assets used in the operation of WACY-TV from ACE TV, Inc.  See Note 9 “Variable Interest Entity.”

On December 3, 2012, Journal Broadcast Group, Inc. completed the sale of certain assets (including the FCC licenses) of WKTI-AM in Knoxville, Tennessee for $0.1 million.

On December 3, 2012, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, completed the sale of Hodag Buyers’ Guide, North Star Journal, Merrill Foto News, Wausau Buyers’ Guide, Stevens Point Buyers’ Guide, Wood County Buyers’ Guide, Waupaca Buyers’ Guide, Waupaca County Post East, Waupaca County Post West, Clintonville Shoppers’ Guide, New London Buyers’ Guide, Silent Sports, Waupacanow.com, Merrillfotonews.com, Starjournalnow.com, Silentsports.net, Wibuyersguide.com and a single copy distribution network based in Rhinelander, WI for $1.2 million in cash and a $0.8 million note receivable.  We recorded a pre-tax loss on the sale, net of transaction expenses, of $0.3 million.

On December 6, 2012, the Journal Broadcast Group, Inc. subsidiary of Journal Communications, Inc., completed the acquisition of NewsChannel 5 Network, LLC from a subsidiary of Landmark Media Enterprises, LLC.  The purchase price was $220.0 million including a working capital adjustment of $5.0 million.

On December 20, 2012, Journal Broadcast Corporation reached an agreement to purchase WNOX-FM in the Knoxville, TN market from Oak Ridge FM, Inc.  The transaction is subject to FCC approval.

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

Cash Flow

Continuing Operations

During 2012, we have used cash provided by operating activities to fund capital expenditures, acquire two radio stations in Tulsa, purchase the remaining assets of WACY-TV in Green Bay, reduce our debt, make a cash payment equal to the minimum unpaid and undeclared dividend in connection with the repurchase of our outstanding shares of class C common stock, and, to a lesser extent, repurchase shares of our class A common stock. In 2012, we increased our notes payables to banks by $188.8 million to fund our WTVF NewsChannel 5 acquisition.

Cash provided by operating activities was $77.7 million in 2012 compared to $45.5 million in 2011.  The increase was primarily due to increased net earnings driven primarily by increased political and issue advertising, an increase in cash provided by working capital, decreased income tax payments and decreased payments related to our executive incentive compensation plans and other performance based plans related to our 2011 results.

Cash used for investing activities was $240.3 million in 2012 compared to $8.9 million in 2011.  Capital expenditures were $12.7 million in 2012 compared to $10.7 million in 2011.  Our capital expenditures in 2012 were primarily at our broadcasting business for needed improvements at our facilities, high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives. In 2012, we acquired WTVF NewsChannel 5 for $220.0 million and KHTT-FM and KBEZ-FM for $11.7 million.  In 2012, we sold the majority of our northern Wisconsin community newspapers and shoppers publications for $1.2 million in cash and a $0.8 million note receivable (non-cash consideration), WKTI-AM for $0.1 million, and received payment of $1.6 million on notes receivable from previously sold operations.  In 2011, we received $1.6 million in proceeds from the sales of the Florida-based community newspapers and shoppers businesses and the minimum guaranteed commission and seller financing of working capital from the sale of the Clearwater, Florida based operations of PrimeNet.

Cash provided by financing activities was $162.7 million in 2012 compared to cash used for financing activities of $36.9 million in 2011.  Borrowings under our credit facility in 2012 were $350.0 million and we made payments of $161.2 million, reflecting a $188.8 million increase in our notes payable to banks compared to borrowings of $94.4 million and payments of $127.7 million in 2011 for a decrease in our notes payable to banks of $33.3 million.  Offsetting the cash provided by increased borrowings under our credit facility, we made payments of $9.7 million on our unsecured subordinated notes issued in conjunction with the class C share repurchase in 2012.  Also in 2012, we made a cash payment of $6.2 million equal to the accumulated unpaid and undeclared dividend on the class C common stock through August 12, 2012.  We did not pay cash dividends in 2011.

Index

Discontinued Operations

Cash provided by discontinued operations was $0.6 million in 2011, reflecting the sale of real estate holdings of NorthStar.

Contractual Obligations

Our contractual obligations as of December 30, 2012 are summarized below:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual obligations
Long-term notes payable to banks (1)	$256.5	$15.5	$40.4	$200.6	$-
Unsecured subordinated notes payable	19.7	3.5	7.0	6.3	2.9
Pension and other postretirement benefits (2)	113.2	10.8	22.2	22.6	57.6
Syndicated programs(3)	9.1	4.2	4.7	0.2	-
Operating leases	10.5	3.0	3.4	1.5	2.6
Other liabilities(4)	13.0	3.8	4.1	1.6	3.5
Total	$422.0	$40.8	$81.8	$232.8	$66.6

(1)	Includes the associated interest calculated on our unhedged variable rate outstanding borrowings of $230.1 million as of December 30, 2012 at a currently effective blended interest rate of 2.53%.
(2)
For the pension and other postretirement benefits, payments included in the table have been actuarially estimated over a ten-year period.  Unfunded non-qualified pension benefit payments and other postretirement benefits are expected to be funded directly from company assets through 2022.  Qualified pension benefit payments are expected to be funded by plan assets through 2022.  While benefit payments under these benefit plans are expected to continue beyond 2022, we believe that an estimate beyond this period is unreasonable.

(3)
Syndicated programs consists of programs available for broadcast, as recorded in our consolidated balance sheet, and programs we are committed to purchase that currently are not available for broadcast, including programs not yet produced.  Over the next five years, we are committed to purchase and provide advertising time in the amount of $9.1 million for television program rights.

(4)	Other liabilities consist primarily of obligations for severance, unrecognized tax benefits, capital leases and deferred compensation.

Our secured credit facility with extending lenders expires on December 5, 2017.

Based on actuarial estimates, we expect to make contributions of approximately $65.0 million to the qualified pension plan over a ten-year period.  If actual results differ from the estimates used, the amount of contributions to the qualified pension plan would likely change.  As of December 30, 2012, we expect to make payments over a ten-year period for the non-qualified pension plan and other postretirement benefit plan of $6.4 million and $13.4 million, respectively.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

Index

As of December 30, 2012, our expected payment for significant contractual obligations includes approximately $1.0 million for our liability for unrecognized tax benefits and related interest income/expense and penalties.  We have estimated that our liability for unrecognized tax benefits will be settled as follows: $0.1 million will occur in less than one year and $0.9 million will occur in one to three years.

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

Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements.  An evaluation of our property and equipment and definite-lived intangible assets did not indicate any impairment in 2011.  In 2012, we recognized $0.5 million of impairment related to certain assets held for sale.  Fair value was determined pursuant to a broker’s opinion of value.  The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales.  Changes in our assumptions could require us to recognize a loss for asset impairment in the future.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses accounted for 40.8% and 21.6% of total assets as of December 30, 2012 and December 25, 2011, respectively.  The interim and annual impairment tests for goodwill and broadcast licenses in accordance with the FASB’s guidance for goodwill and intangible assets require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses.  Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed.  Accordingly, we may incur additional impairment charges in future periods to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Index

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have three reporting units and we have allocated goodwill to two of them, the community newspaper and shoppers reporting unit and the broadcasting reporting unit.  We performed our annual impairment test for both reporting units as of September 24, 2012.

For purposes of testing the carrying values of goodwill related to our reporting units, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows for each reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  We assign a greater weight to the income approach as the market approach is deemed less reliable due to the differences in entity size and business model between our reporting units and the comparable companies selected.

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

For broadcast licenses at individual television and radio stations, we use the Greenfield Method an income approach commonly used in the broadcast sector to estimate fair value.  This approach assumes the start up of a new station by an independent market participant and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.  We performed our annual impairment test on our broadcast licenses at individual television and radio stations in 2012, which indicated two of our television broadcast licenses and two of our radio broadcast licenses were impaired due to a decline in projected long-term market revenues and an increase in the discount rates. Accordingly, we recorded a charge of $1.7 million for the impairment of our broadcasting licenses.

Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns.  We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged.  The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate.  Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.  As of December 30, 2012 and December 25, 2011, our liabilities for unrecognized tax benefits and related interest and penalties were $0.9 million and $1.2 million, respectively.

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash broadcast license impairment charges recorded in 2011 and 2012 are not currently deductible for income tax purposes and have caused us to recognize deferred tax assets.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

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

Index

Employee benefits

We are self-insured for a majority of our employee related health and disability benefits and workers compensation claims.  Third party administrators are used to process all claims.  Liabilities for unpaid claims are based on our historical claims experience.  Liabilities for workers compensation claims are developed from actuarial valuations.  Actual amounts could vary significantly from such estimates which may require us to record additional expense in the future.

There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate – used to arrive at the net present value of the obligations and expense;

•	the return on assets – used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the employee turnover statistics – used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2012 and 2011 are:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

Discount rate for expense	4.55%	5.35%	3.85%	4.95%
Discount rate for obligations	3.95	4.55	2.75	3.85
Expected return on plan assets	7.75	8.25	-	-

For our pension plans, as of December 30, 2012, a one percent increase or decrease in the discount rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2012	less than $(0.1)	less than $(0.1)
Effect on pension benefit obligation as of December 30, 2012	$(20.5)	$25.2

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

We make other assumptions that affect the accounting for pension benefits.  Changes in these assumptions affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan.  We review these assumptions on an annual basis.

The discount rate and medical cost inflation assumptions could have a significant effect on our other postretirement benefits obligations.  The discount rate is used to arrive at the net present value of the obligation.  The health care cost trend rate is used to calculate the impact future medical costs would have on postretirement obligations.  A one percent increase or decrease in the assumed health care cost trend rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2012	less than $0.1	less than $(0.1)
Effect on postretirement benefit obligation as of December 30, 2012	$0.2	$(0.2)

Index

New accounting standards

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2012, the Financial Accounting Standards Board (FASB) issued amended guidance for impairment of indefinite-lived intangible assets.  The guidance allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount.  If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated.  This update is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted.  We adopted this guidance in 2012.

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

Effect of Inflation

Our results of operations and financial condition have not been significantly affected by general inflation.  We have reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment permits, increased selling prices.  However, changes in newsprint prices could have an adverse impact on costs, which we may not be able to offset fully in our pricing or cost containment programs.  In addition, inflation and its impact on floating interest rates could affect the amount of interest payments due on our secured credit facilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our secured revolving credit facilities, and in prices for newsprint.  Changes in these factors could cause fluctuations in our net earnings and cash flows.  Interest rates on our long-term notes payable to banks are variable.  Our borrowings under the secured credit facilities incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.  Average interest rates on borrowings under our revolving credit facility ranged from 2.65% at the beginning of 2012 to 2.53% at the end of 2012.  If interest rates had been 100 basis points higher, our annual interest expense would have increased $0.3 million, assuming comparable borrowing levels.  We have not entered into derivative instruments to manage our exposure to interest rate risk.

Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $629 in 2012.  Based on the consumption of newsprint in 2012 for our publishing businesses, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.3 million.  We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 30, 2012 and December 25, 2011
 (in thousands, except share and per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,430	$2,418
Investments of variable interest entity	-	500
Receivables, net	65,265	56,695
Inventories, net	2,944	1,766
Prepaid expenses and other current assets	3,980	3,877
Syndicated programs	2,446	2,822
Deferred income taxes	3,053	3,593
TOTAL CURRENT ASSETS	80,118	71,671

Property and equipment:
Land and land improvements	37,574	35,164
Buildings and building improvements	132,400	128,102
Equipment	245,686	242,420
Construction in progress	3,476	2,239
	419,136	407,925
Less accumulated depreciation	247,782	239,725
Net property and equipment	171,354	168,200
Syndicated programs	5,200	4,457
Goodwill	125,818	8,670
Broadcast licenses	129,566	81,547
Other intangible assets, net	62,734	21,400
Deferred income taxes	43,019	57,236
Other assets	7,994	4,544
TOTAL ASSETS	$625,803	$417,725

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,861	$20,516
Accrued compensation	10,715	11,888
Accrued employee benefits	5,155	6,217
Deferred revenue	16,277	14,662
Syndicated programs	2,686	3,436
Accrued income taxes	3,756	2,740
Other current liabilities	6,821	6,093
Current portion of unsecured subordinated notes payable	2,656	-
Current portion of long-term liabilities	126	382
TOTAL CURRENT LIABILITIES	75,053	65,934

Accrued employee benefits	92,907	90,176
Syndicated programs	5,477	5,527
Long-term notes payable to banks	230,095	41,305
Unsecured subordinated notes payable	13,279	-
Other long-term liabilities	3,491	8,595
Equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares outstanding at December 30, 2012 and December 25, 2011	-	-
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding: no shares at December 30, 2012 and 3,264,000 shares at December 25, 2011	-	33
Class B - authorized 120,000,000 shares; issued and outstanding: 6,905,955 shares at December 30, 2012 and 7,214,374 shares at December 25, 2011	63	66
Class A - authorized 170,000,000 shares; issued and outstanding: 43,750,920 shares at December 30, 2012 and 43,778,922 shares at December 25, 2011	438	438
Additional paid-in capital	254,437	257,552
Accumulated other comprehensive loss	(55,739)	(52,982)
Retained earnings (deficit)	6,302	(83)
Total Journal Communications, Inc. shareholders' equity	205,501	205,024
Noncontrolling interest	-	1,164
TOTAL EQUITY	205,501	206,188
TOTAL LIABILITIES AND EQUITY	$625,803	$417,725

See accompanying notes.

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 30, 2012, December 25, 2011and December 26, 2010
 (in thousands, except per share amounts)

	2012	2011	2010
Revenue:
Broadcasting	$235,627	$186,080	$194,365
Publishing	164,947	170,976	182,799
Corporate eliminations	(532)	(263)	(405)
Total revenue	400,042	356,793	376,759

Operating costs and expenses:
Broadcasting	101,532	92,371	91,018
Publishing	107,289	109,557	117,074
Corporate eliminations	(532)	(263)	(405)
Total operating costs and expenses	208,289	201,665	207,687

Selling and administrative expenses	130,080	114,467	116,048
Broadcast license impairment	1,681	879	-
Total operating costs and expenses and selling and administrative expenses	340,050	317,011	323,735

Operating earnings	59,992	39,782	53,024

Other income and (expense):
Interest income	22	117	81
Interest expense	(4,483)	(3,642)	(3,362)
Total other income and (expense)	(4,461)	(3,525)	(3,281)

Earnings from continuing operations before income taxes	55,531	36,257	49,743

Provision for income taxes	22,206	14,412	19,065

Earnings from continuing operations	33,325	21,845	30,678

Earnings from discontinued operations, net of applicable income tax expense of $0, $221 and $2,320, respectively	-	341	3,703

Net earnings	$33,325	$22,186	$34,381

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.61	$0.36	$0.52
Discontinued operations	-	0.01	0.07
Net earnings	$0.61	$0.37	$0.59

Diluted - Class A and B common stock:
Continuing operations	$0.61	$0.36	$0.52
Discontinued operations	-	0.01	0.07
Net earnings	$0.61	$0.37	$0.59

Basic and diluted - Class C common stock:
Continuing operations	$0.74	$0.93	$1.09
Discontinued operations	-	0.01	0.07
Net earnings	$0.74	$0.94	$1.16

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 30, 2012, December 25, 2011and December 26, 2010
 (in thousands)

	2012	2011	2010

Net earnings	$33,325	$22,186	$34,381

Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax benefit (expense) of $1,792, $13,421 and ($1,511), respectively	(2,757)	(20,687)	2,192

Comprehensive income	$30,568	$1,499	$36,573

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 30, 2012, December 25, 2011and December 26, 2010
 (in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-	Treasury
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling	Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	at cost	Total

Balance at December 27, 2009	$-	$33	$174	$418	$258,413	$(34,487)	$55,239	$-	$(108,715)	$171,075

Net earnings							34,381			34,381
Comprehensive income						2,192				2,192
Class C minimum dividends ($0.57 per share)							(1,854)			(1,854)
Issuance of shares:
Conversion of class B to class A			(14)	14						-
Stock grants			5		576					581
Employee stock purchase plan			1		301					302
Shares purchased and retired										-
Shares withheld from employees for tax withholding			(1)		(549)					(550)
Stock-based compensation					1,211		1			1,212
Consolidation of variable interest entity								1,164		1,164
Reversal of reserve for unrecognized tax benefits					113					113
Income tax benefits from vesting of restricted stock					311					311

Balance at December 26, 2010	-	33	165	432	260,376	(32,295)	87,767	1,164	(108,715)	208,927

Net earnings							22,186			22,186
Comprehensive income						(20,687)				(20,687)
Class C minimum dividends ($0.57 per share)							(1,854)			(1,854)
Issuance of shares:
Conversion of class B to class A			(17)	17						-
Stock grants			5		498					503
Employee stock purchase plan			1		327					328
Shares purchased and retired				(11)	(4,129)					(4,140)
Treasury shares cancelled			(87)		(446)		(108,182)		108,715	-
Shares withheld from employees for tax withholding			(1)		(590)					(591)
Stock-based compensation					1,114					1,114
Income tax benefits from vesting of restricted stock					402					402

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$-	$206,188

Net earnings							33,325			33,325
Comprehensive income						(2,757)				(2,757)
Class C minimum dividends ($0.35 per share)							(1,146)			(1,146)
Issuance of shares:
Conversion of class B to class A			(7)	7						-
Stock grants			5		384					389
Employee stock purchase plan					271					271
Class C shares repurchase		(33)			(117)		(25,794)			(25,944)
Shares purchased and retired				(7)	(3,558)					(3,565)
Shares withheld from employees for tax withholding			(1)		(654)					(655)
Stock-based compensation					1,639					1,639
Income tax benefits from vesting of restricted stock					293					293
Purchase of noncontrolling interest					(1,373)			(1,164)		(2,537)

Balance at December 30, 2012	$-	$-	$63	$438	$254,437	$(55,739)	$6,302	$-	$-	$205,501

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 30, 2012, December 25, 2011and December 26, 2010
 (in thousands)

	2012	2011	2010
Cash flow from operating activities:
Net earnings	$33,325	$22,186	$34,381
Less earnings from discontinued operations	-	341	3,703
Earnings from continuing operations	33,325	21,845	30,678
Adjustments for non-cash items:
Depreciation	21,074	21,764	22,697
Amortization	1,776	1,567	1,932
Provision for doubtful accounts	535	665	545
Deferred income taxes	16,843	11,871	8,604
Non-cash stock-based compensation	2,028	1,618	1,657
Curtailment gains for defined benefit pension plans	-	-	(1,109)
Net (gain) loss from disposal of assets	428	(586)	86
Impairment of broadcast licenses	1,681	879	-
Impairment of long-lived assets	493	-	1,802
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(1,983)	(2,381)	2,172
Inventories	(1,178)	(731)	146
Accounts payable	5,880	(2,379)	1,361
Other assets and liabilities	(3,240)	(8,598)	1,248
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,662	45,534	71,819

Cash flow from investing activities:
Capital expenditures for property and equipment	(12,736)	(10,661)	(9,391)
Proceeds from sales of assets	1,244	210	793
Proceeds from sale of businesses	2,904	1,574	14,044
Insurance proceeds for tower collapse and replacement	-	-	728
Acquisition of businesses	(231,728)	-	-
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(240,316)	(8,877)	6,174

Cash flow from financing activities:
Payments of financing costs	(4,583)	-	(3,338)
Proceeds from long-term notes payable to banks	349,955	94,409	88,983
Payments on long-term notes payable to banks	(161,165)	(127,674)	(165,788)
Payments on unsecured subordinated notes payable	(9,664)	-	-
Principal payments under capital lease obligations	(258)	(343)	(319)
Proceeds from issuance of common stock, net	245	295	272
Income tax benefits from vesting of restricted stock	330	464	451
Redemption of common stock, net	(3,910)	(4,010)	-
Purchase of noncontrolling interest	(2,038)	-	-
Payment of cash equivalent of accrued dividends	(6,246)	-	-
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	162,666	(36,859)	(79,739)

Cash flow from discontinued operations:
Net operating activities	-	(259)	1,069
Net investing activities	-	823	(636)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	564	433

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	362	(1,313)

Cash and cash equivalents:
Beginning of year	2,418	2,056	3,369
End of Year	$2,430	$2,418	$2,056

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$4,317	$7,710	$8,110
Cash paid for interest	$1,521	$1,709	$2,088

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years the fourth quarterly reporting period will be fourteen weeks.  The fourth quarterly reporting period in our 2012 fiscal year consists of fourteen weeks.

The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries.  In 2012, we purchased the remaining noncontrolling interest associated with a variable interest entity (VIE) for which we were the primary beneficiary in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.

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

Multiple-deliverable revenue arrangements— Our broadcast business sells airtime on television and radio stations and online advertising bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising on television and radio stations and advertising placed on various company websites, each of which are considered separate units of accounting.  Our daily newspaper sells print and online advertising in bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising in the printed daily newspaper and advertising placed on various company websites, each of which are considered separate units of accounting.  There were no significant changes in units of accounting, the allocation process or the pattern and timing of revenue recognition upon adoption of the amended guidance related to revenue recognition for arrangements with multiple deliverables.

Shipping and handling costs—Shipping and handling costs, including postage, billed to customers are included in revenue and the related costs are included in operating costs and expenses.

Advertising expense—We expense our advertising costs as incurred.  Advertising expense totaled $7,533, $7,000 and $6,692 in 2012, 2011 and 2010, respectively.

Interest expense—All interest incurred during the years ended December 30, 2012, December 25, 2011 and December 26, 2010 was expensed.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

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

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued severance and barter programming assets and liabilities approximates fair value as of December 30, 2012 and December 25, 2011.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased.  Cash equivalents are stated at cost, which approximates market value.

Receivables, net— Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by MVPDs.  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at December 30, 2012 and December 25, 2011 was $2,468 and $1,870, respectively.

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required.  Credit losses are provided for in the financial statements and have been within management’s expectations.  Given the current economic environment, credit losses may increase in the future.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market.  A summary of inventories follows:

	2012	2011
December 30 and December 25
Paper and supplies	$2,950	$1,778
Work in process	84	33
Less obsolescence reserve	(90)	(45)
Inventories, net	$2,944	$1,766

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.  The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value.  The cost for the rights of first-run and sports programming are recorded as the episodes and games are broadcast.  We do not record an asset and liability for such rights when the license period begins because the programming is not available for broadcast.  Certain of our agreements require us to provide barter advertising time to our distributors.  Barter advertising revenue and expense was $5,698, $4,990 and $4,552 in 2012, 2011 and 2010, respectively.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

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

Depreciation expense totaled $21,074, $21,764 and $22,697 in 2012, 2011 and 2010, respectively.

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of operations and accumulated depreciation in our consolidated balance sheets.  At December 30, 2012 we recorded $1,834 for capital leases in equipment, $1,683 in accumulated depreciation, $54 in current portion of long-term liabilities and $113 in other long-term liabilities in our consolidated balance sheet.  At December 25, 2011 we recorded $1,884 for capital leases in equipment, $1,525 in accumulated depreciation, $258 in current portion of long-term liabilities and $166 in other long-term liabilities in our consolidated balance sheet.

Intangible assets—Indefinite-lived intangible assets, which consist of broadcast licenses and goodwill, are reviewed for impairment at least annually or more frequently if impairment indicators are present.  We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 25 years.  The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.  See Note 9, “Goodwill, Broadcast Licenses and Other Intangible Assets,” for additional disclosures on our intangible assets.

Notes receivable — We received a $450 secured note resulting from the sale of two radio stations in Boise, Idaho in September 2009.  Interest-only payments were due monthly and the principal balance of the note was due on September 25, 2014.  Principal payments totaling $50 were received in 2011 and 2010.  At December 25, 2011, the note receivable was $400 and reported in other assets in the condensed consolidated balance sheets.  In the third quarter of 2012, the remaining balance was paid.

In consideration for the sale of the Clearwater, Florida-based operations of PrimeNet in February 2010, we received a $700 promissory note repayable over four years and a $147 working capital note repayable over three years.  At the time of the sale, we recorded receivables of $587 and $129, respectively, representing the fair value of the notes discounted at 6.785% and 9.08%, respectively.  At December 25, 2011, the notes receivables balances were $433 and $51, respectively, and reported in receivables, net in the consolidated balance sheets.  In 2012, both notes were paid in full.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Groups, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

Impairment of long-lived assets—Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  In 2012, we recorded property impairment charges of $368 and $125 at our broadcasting segment and publishing segment, respectively, representing the excess of indicated fair value over the carrying value of the assets held for sale.  Fair value was determined pursuant to a broker’s opinion of the value based upon similar assets in an inactive market.  This fair value measurement is considered a level 2 measurement under the fair value hierarchy.  We recorded a property impairment loss of $1,802 at our broadcasting segment in 2010 representing the excess of indicated fair value over the carrying value of assets held for sale.  Fair value was determined pursuant to a broker’s opinion of value based upon similar assets in an inactive market.  This fair value measurement is considered a level 2 measurement under the fair value hierarchy.  The charges are reported in selling and administrative expenses in the consolidated statement of operations.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Share Repurchases—Shares repurchased under our July 2011 share repurchase program remain authorized but unissued.  The cost of the class A shares repurchased under the program was greater than par value and we recorded a charge to par value and additional paid in capital.  On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock.

Earnings per share

Basic

For all periods during which our class C common stock was issued and outstanding (see Note 2 “Notes Payable” regarding the Company’s repurchase of all 3,264 shares of the Company’s class C common stock issued and outstanding), we apply the two-class method for calculating and presenting our basic earnings per share.  As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under that method:

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

The following table sets forth the computation of basic earnings per share under the two-class method:

	2012		2011	2010

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings form continuing operations	$33,325		$21,845	$30,678
Less dividends:
Class A and B	-		-	-
Minimum class C	1,146		1,854	1,854
Non-vested restricted stock	-		-	-
Total undistributed earnings from continuing operations	$32,179		$19,991	$28,824

Undistributed earnings from continuing operations:
Class A and B	$30,701		$18,546	$26,634
Class C	1,261		1,186	1,712
Non-vested restricted stock	217		259	478
Total undistributed earnings from continuing operations	$32,179		$19,991	$28,824

Numerator for basic earnings from continuing operations per class A and B common stock:
Minimum dividends on class A and B	$-		$-	$-
Class A and B undistributed earnings	30,701		18,546	26,634
Numerator for basic earnings from continuing operations per class A and B common stock	$30,701		$18,546	$26,634

Numerator for basic earnings from continuing operations per class C common stock:
Minimum dividends on class C	$1,146		$1,854	$1,854
Class C undistributed earnings	1,261		1,186	1,712
Numerator for basic earnings from continuing operations per class C common stock	$2,407		$3,040	$3,566

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,091		51,088	50,789
Class C	3,264	(1)	3,264	3,264

Basic earnings per share from continuing operations:
Class A and B	$0.61		$0.36	$0.52
Class C	$0.74		$0.93	$1.09

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstandingduring the period, not the entire period.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

	2012		2011	2010

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$-		$341	$3,703
Undistributed earnings from discontinued operations:
Class A and B	$-		316	$3,422
Class C	-		20	$220
Non-vested restricted stock	-		5	$61
Total undistributed earnings from discontinued operations	$-		341	$3,703

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,091		51,088	50,789
Class C	3,264	(1)	3,264	3,264

Basic earnings per share from discontinued operations:
Class A and B	$-		$0.01	$0.07
Class C	$-		$0.01	$0.07

Numerator for basic net earnings for each class of common stock:
Net earnings	$33,325		$22,186	$34,381
Less dividends:
Class A and B	-		-	-
Minimum class C	1,146		1,854	1,854
Non-vested restricted stock	-		-	-
Total undistributed net earnings	$32,179		$20,332	$32,527

Undistributed net earnings:
Class A and B	$30,701		$18,862	$30,056
Class C	1,261		1,206	1,932
Non-vested restricted stock	217		264	539
Total undistributed net earnings	$32,179		$20,332	$32,527

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-		$-	$-
Class A and B undistributed net earnings	30,701		18,862	30,056
Numerator for basic net earnings per class A and B common stock	$30,701		$18,862	$30,056

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstandingduring the period, not the entire period.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

	2012		2011	2010

Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$1,146		$1,854	$1,854
Class C undistributed net earnings	1,261		1,206	1,932
Numerator for basic net earnings per class C common stock	$2,407		$3,060	$3,786

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,091		51,088	50,789
Class C	3,264	(1)	3,264	3,264

Basic net earnings per share:
Class A and B	$0.61		$0.37	$0.59
Class C	$0.74		$0.94	$1.16

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.  For the year ended December 30, 2012, 615 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  For the year ended December 25, 2011, 657 non-vested restricted class B common shares are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	2012	2011	2010

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-	$-
Total undistributed earnings from continuing operations	30,701	18,546	26,634
Total undistributed earnings from discontinued operations	-	316	3,422
Net earnings	$30,701	$18,862	$30,056

Denominator for diluted net earnings per share:
Weighted average shares outstanding	50,091	51,088	50,789

Diluted earnings per share:
Continuing operations	$0.61	$0.36	$0.52
Discontinued operations	-	0.01	0.07
Net earnings	$0.61	$0.37	$0.59

Diluted earnings per share for the class C common stock is the same as basic earnings per share for the class C common stock because there are no class C common stock equivalents.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

1	SIGNIFICANT ACCOUNTING POLICIES continued

Prior to the repurchase of the class C common stock, each of the 3,264 class C shares outstanding was convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,452 class A shares) or (ii) 0.248243 class A shares (or a total of 810 class A shares) and 1.115727 class B shares (or a total of 3,642 class B shares).

New accounting standards

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2012, the Financial Accounting Standards Board (FASB) issued amended guidance for impairment of indefinite-lived intangible assets.  The guidance allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount.  If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated.  This update is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted.  We adopted this guidance in 2012.

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

2	NOTES PAYABLE

Long-term Notes Payable to Banks
On December 5, 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of December 30, 2012, the outstanding principal amount of revolving loans drawn under the credit agreement was $80,095, and the outstanding principal amount of term loans drawn under the credit agreement was $150,000.  The proceeds of the senior secured credit facilities were used for the acquisition of NewsChannel 5 Network, LLC and general corporate purposes.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time to an aggregate amount not to exceed $450,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

2	NOTES PAYABLE continued

Our borrowings under the credit agreement incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.

Our obligations under the credit agreement are currently guaranteed by certain of our domestic subsidiaries.  Subject to certain exceptions, the credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends.  The senior secured credit facilities contains the following financial covenants which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.

•
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.

As of December 30, 2012 and December 25, 2011, we had borrowings of $230,095 and $41,305, respectively, under our credit facilities at a currently effective blended interest rate of 2.53% and 2.65%, respectively.  Fees in connection with the credit facilities of $4,727 which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at December 30, 2012 to be $224,752, based on discounted cash flows using an interest rate of 3.08%.  We estimated the fair value of our secured credit facility at December 25, 2011 to be $40,988, based on discounted cash flows using an interest rate of 3.05%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled minimum principal repayments of the secured term loan facility are $11,250 in 2013, $15,000 in 2014, $15,000 in 2015, $15,000 in 2016 and $93,750 thereafter.

Unsecured Subordinated Notes Payable
On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock, in exchange for $6,246 in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599 and bearing interest at a rate of 7.25% per annum.  The cash payment equaled the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.

The aggregate principal amount of the subordinated notes was determined by multiplying the volume weighted average price of our class A common stock on the New York Stock Exchange over the five consecutive trading days ending on (and including) August 10, 2012 of $5.75 by the number of fully diluted shares of class C common stock (each class C share was convertible into 1.363970 shares of class A common stock pursuant to our amended and restated articles of incorporation for a total of 4,452 shares on a class A-equivalent basis).

One subordinated note of $1,340 was repaid in full on September 21, 2012.  Six of the remaining subordinated notes, with an aggregate principal amount of $8,324, were paid on December 21, 2012.  The remaining eight subordinated notes, with an aggregate principal amount of approximately $15,935, are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes to be $16,188 based on discounted cash flows using an interest rate of 7.26%, which falls within Level 2 of the fair value hierarchy.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  As of December 30, 2012, $15,935 of the subordinated notes remains outstanding.

Scheduled minimum principal repayments of the unsecured subordinated notes payable are $2,656 in 2013, $2,656 in 2014, $2,656 in 2015, $2,656 in 2016 and $5,311 thereafter.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

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

			Other
	Pension Benefits		Postretirement Benefits
Years ended December 30 and December 25	2012	2011	2012	2011
Change in benefit obligations
Benefit obligation at beginning of year	$171,028	$151,151	$17,274	$17,342
Service cost	-	-	14	53
Interest cost	7,578	7,850	630	827
Actuarial loss	12,322	20,941	(2,010)	1,009
Benefits paid	(8,924)	(8,914)	(1,300)	(1,957)
Benefit obligation at end of year	$182,004	$171,028	$14,608	$17,274

			Other
	Pension Benefits		Postretirement Benefits
Years ended December 30 and December 25	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$96,699	$109,103	$-	$-
Actual gain (loss) on plan assets	11,672	(3,865)	-	-
Company contributions	3,155	375	1,300	1,957
Benefits paid	(8,924)	(8,914)	(1,300)	(1,957)
Fair value of plan assets at end of year	$102,602	$96,699	$-	$-

Funded status	$(79,402)	$(74,329)	$(14,608)	$(17,274)

			Other
	Pension Benefits		Postretirement Benefits
Years ended December 30 and December 25	2012	2011	2012	2011
Acounts recognized in consolidated balance sheets
Current liabilities	$(476)	$(489)	$(1,645)	$(1,850)
Noncurrent liabilities	(78,926)	(73,840)	(12,963)	(15,424)
Total	$(79,402)	$(74,329)	$(14,608)	$(17,274)

	Pension Benefits
		Prior	Deferred
	Actuarial	Service	Income
	Loss, Net	Credit	Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 25, 2011	$86,151	$(58)	$(34,268)	$51,825
Current year change	7,066	10	(2,784)	$4,292
As of December 30, 2012	$93,217	$(48)	$(37,052)	$56,117

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	Actuarial	Prior		Deferred
	Loss	Service	Transition	Income
	(Gain), Net	Credit	Obligation	Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 25, 2011	$2,381	$(1,002)	$546	$(768)	$1,157
Current year change	(2,198)	219	(546)	990	$(1,535)
As of December 30, 2012	$183	$(783)	$-	$222	$(378)

The accumulated benefit obligation for the pension plans was $182,004 and $171,028 at December 30, 2012 and December 25, 2011, respectively.

	Pension Benefits
Years ended December 30, December 25 and December 26	2012	2011	2010
Components of net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	7,578	7,850	8,197
Expected return on plan assets	(8,454)	(9,594)	(10,224)
Curtailment gain	-	-	(1,109)
Amortization of:
Unrecognized prior service credit	(10)	(10)	(131)
Unrecognized net loss	2,038	979	3,080
Net periodic benefit cost included in operating costs and expenses and selling and administrative expenses	$1,152	$(775)	$(187)

On October 12, 2010, our board of directors approved an amendment to our qualified defined benefit pension plan to permanently suspend the plan and permanently cease all benefit accruals under the plan effective January 1, 2011 for all active participants, except for any employee covered by a collective bargaining agreement which requires us to bargain over the permanent suspension of the plan accruals. The accrual of plan benefits had been temporarily suspended from July 1, 2009 through December 31, 2010. For those bargaining unit participants, the temporary suspension of plan accruals was extended until December 31, 2012.

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

	Other Postretirement Benefits
Years ended December 30, December 25 and December 26	2012	2011	2010
Components of net periodic benefit cost
Service cost	$14	$53	$85
Interest cost	630	827	951
Amortization of:
Unrecognized prior service credit	(219)	(219)	(219)
Unrecognized net transition obligation	546	549	549
Unrecognized net loss	188	-	-
Net periodic benefit cost included in selling and administrative expenses	$1,159	$1,210	$1,366

The unrecognized net loss and prior service credit for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,787 and ($10), respectively.  The prior service credit and transition obligation for the other postretirement pension plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is ($219) and $0, respectively.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

The costs for our pension benefits and other postretirement benefits are actuarially determined.  Key assumptions utilized at the measurement dates of December 30, 2012 and December 25, 2011 for pension benefits and for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations:

			Other
	Pension Benefits		Postretirement Benefits
December 30 and December 25	2012	2011	2012	2011
Discount rate	3.95%	4.55%	2.75%	3.85%
Rate of compensation increases	-	-	-	-

Weighted-average assumptions used to determine net periodic benefit cost:

				Other
	Pension Benefits			Postretirement Benefits
December 30, December 25 and December 26	2012	2011	2010	2012	2011	2010
Discount rate	4.55%	5.35%	5.70/4.70%	3.85%	4.95%	5.50%
Expected return on plan assets	7.75	8.25	8.50/8.25	-	-	-
Rate of compensation increases	-	-	4.80	-	-	-

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

We studied historical markets to determine the long-term rate of return assumption for plan assets.  We preserved the long-term historical relationships between equities and fixed-income securities, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions.  We review peer data and historical returns to check for reasonableness and appropriateness.  We anticipate our expected rate of return on plan assets assumption to be 7.25% for our 2013 valuation.

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2012 is 9.50%, grading down to 5.00% in the year 2021 and thereafter.  The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits.  A 1% change in the assumed health care cost trend rate would have the following effects:

	1%	1%
	Increase	Decrease
Effect on total of service and interest cost components in 2013	$83	$(78)
Effect on postretirement benefit obligation as of December 30, 2012	$223	$(215)

Plan Assets

The following tables present the fair value of our plan assets by level of the fair value hierarchy.  In accordance with the FASB’s guidance for fair value measurements, level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
December 30, 2012
Cash	$715	$-	$-	$715
Mutual funds	89,430	-	-	89,430
Money-market fund	7	-	-	7
Collective trust fund	-	12,450	-	12,450
	90,152	12,450	-	102,602
Unsettled trades of common stock	-	-	-	-
Fair value of plan assets	$90,152	$12,450	$-	$102,602

	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
December 25, 2011
Common stocks	$-	$9,503	$-	$9,503
Mutual funds	74,665	-	-	74,665
Money-market fund	455	-	-	455
Collective trust fund	-	12,018	-	12,018
	75,120	21,521	-	96,641
Unsettled trades of common stock	-	58	-	58
Fair value of plan assets	$75,120	$21,579	$-	$96,699

Our pension plan weighted average asset allocations at December 30, 2012 and December 25, 2011 by asset category are as follows:

	Plan Assets
December 30 and December 25	2012	2011
Equity securities	65.2%	69.1%
Fixed-income securities	34.9	30.4
Other	(0.1)	0.5
Total	100.0%	100.0%

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

	Percent of Total Portfolio
	Minimum	Target	Maximum
Large capitalization U.S. stocks	30.0%	35.0%	40.0%
Small capitalization U.S. stocks	15.0	20.0	25.0
International stock	10.0	15.0	20.0
Fixed-income securities	20.0	25.0	35.0
Cash equivalents	-	5.0	5.0

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

3	EMPLOYEE BENEFIT PLANS continued

Contributions
We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During 2012, we contributed $2,768 to our qualified defined benefit pension plan and non-qualified pension plan, respectively.  Based on the most recent current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we expect to contribute $910 to our qualified defined benefit pension plan in 2013.  We expect to contribute $476 to our unfunded non-qualified pension plan in 2013.

Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2013	$9,194	$1,645
2014	9,411	1,585
2015	9,644	1,538
2016	9,787	1,479
2017	9,935	1,447
2018-2022	51,948	5,667

The 401(k) plan is a defined contribution benefit plan covering substantially all employees.  The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis.  In addition, employees can contribute up to 50% of their eligible wages after taxes.  The maximum combined total contribution may not exceed 50% of each employee’s eligible wages.  Each employee who elects to participate is eligible to receive company matching contributions.  Prior to the suspension of our matching contributions in February 2009, we contributed $0.50 for each dollar contributed by the participant, up to 5% of their eligible wages, for a maximum match of 2.5% of eligible wages, as defined by the 401(k) plan.  The matching contributions, recorded as an operating expense, were $1,979, $2,070, and $0 in 2012, 2011, and 2010, respectively.  Effective January 1, 2011, the matching contribution to our 401(k) plan was enhanced and we contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages, for a maximum match of 3.5% of eligible wages, as defined by the 401(k) plan.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

4	INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

Years ended December 30, December 25 and December 26	2012	2011	2010
Continuing operations
Current:
Federal	$5,080	$1,583	$8,498
State	283	958	1,963
Total current	5,363	2,541	10,461

Deferred:
Federal	13,445	10,236	8,248
State	3,398	1,635	356
Total deferred	16,843	11,871	8,604
Total provision for income taxes for continuing operations	$22,206	$14,412	$19,065

Discontinued operations
Current:
Federal	$-	$174	$2,465
State	-	37	278
Total current	-	211	2,743

Deferred:
Federal	-	10	(459)
State	-	-	36
Total deferred	-	10	(423)
Total provision (benefit) for income taxes for discontinued operations	$-	$221	$2,320

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 30, December 25 and December 26	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.0	5.1	4.8
Revaluation of deferred taxes due to sale of printing services business	-	-	(1.5)
Other	-	(0.3)	0
Effective income tax (benefit) rate	40.0%	39.8%	38.3%

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

4	INCOME TAXES continued

Temporary differences that give rise to the deferred tax assets and liabilities at December 30, 2012 and December 25, 2011 are as follows:

	2012	2011
Current assets
Receivables	$737	$655
Inventories	32	17
Other assets	666	658
Accrued compensation	737	946
Accrued state taxes	-	166
Accrued employee benefits	998	1,151
Total current deferred tax assets	3,170	3,593

Current liabitites
Accrued state taxes	(117)	-
Total current deferred tax liability	(117)	-

Total net current deferred tax assets	$3,053	$3,593

Non-current assets
Accrued employee benefits	$34,446	$33,394
State deferred income taxes	4,533	6,277
State net operating loss	2,122	2,410
Intangible assets	21,664	30,208
Other assets	278	176
Total non-current deferred tax assets	63,043	72,465

Non-current liabilities
Property and equipment	(19,729)	(15,172)
Valuation allowances	(199)	(57)
Other liabilities	(96)	-
Total non-current deferred tax assets	(20,024)	(15,229)

Total net non-current deferred tax assets	$43,019	$57,236

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash goodwill and broadcast license impairment charges recorded in 2012 and 2011 are not currently deductible for income tax purposes and have caused us to recognize a deferred tax asset.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

At December 30, 2012, we have $2,122 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years.  The net operating losses begin expiring in 2014.  To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $4 in valuation allowances.  There are also $195 of capital loss carryforwards that will expire in 2017.  We have $195 in valuation allowances for these capital loss carryforwards due to uncertainties surrounding their use.

We file tax returns in the United States federal jurisdiction, as well as in approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2009 through 2011 tax returns are open for federal purposes, and our 2008 through 2011 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit by the IRS for our 2010 and 2011 tax returns, in Wisconsin for our 2004 through 2007 tax returns and Illinois for our 2006 and 2007 tax returns.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

4	INCOME TAXES continued

As of December 30, 2012, our liability for unrecognized tax benefits was $762, which, if recognized, would have an impact on our effective tax rate.  As of December 30, 2012, it is reasonably possible for $102 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

The following table summarizes the activity related to our unrecognized tax benefits during 2012, 2011 and 2010:

	2012	2011	2010
Beginning balance	$885	$913	$1,058
Increases related to current year tax provisions	-	-	18
Increases due to prior year tax provisions	-	14	6
Decreases related to prior year tax provisions	-	(10)	-
Decreases due to the expiration of statutes of limitations	(7)	(32)	(56)
Decreases due to settlements	(116)	-	(113)
Ending Balance	$762	$885	$913

We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At December 30, 2012 and December 25 2011, we had $229 and $282, respectively, accrued for interest expense and penalties.  During 2012 and 2011, we recognized $29 and $51 of interest expense, respectively, related to unrecognized tax benefits.  Our liability for interest and penalties decreased by $82 due to settlements with taxing authorities.

5	COMMITMENTS AND CONTINGENCIES

We lease office space, certain broadcasting facilities, distribution centers, delivery vehicles and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

As of December 30, 2012, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

Due In
Fiscal Year

2013	$2,995
2014	2,026
2015	1,421
2016	807
2017	706
Thereafter	2,549
$10,504

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

5	COMMITMENTS AND CONTINGENCIES continued

Our publishing businesses lease print equipment and delivery trucks accounted for as capital leases.  As of December 30, 2012, our future minimum rental payments due under capital lease agreements consist of the following:

Due In
Fiscal Year

2013	$54
2014	45
2015	47
2016	20
2017	-
$166

Rent expense charged to our continuing operations for 2012, 2011 and 2010 was $4,545, $4,207 and $5,038, respectively.  We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in our continuing operations for 2012, 2011 and 2010 was $218, $67, and $38, respectively.  There were no noncancellable subleases as of December 30, 2012.

At December 30, 2012, we had no purchase commitments at our broadcasting business related to building improvements.

We have $2,320 of standby letters of credit for business insurance purposes.

Over the next four years, we are committed to purchase and provide advertising time in the amount of $9,103 for television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. As of December 30, 2012, our potential obligation pursuant to the guarantee was $725, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease. In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

6	SHAREHOLDERS’ EQUITY

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock.  In conjunction with the repurchase, we paid $6,246 in cash equal to the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.  We currently have two classes of common stock outstanding.  At December 25, 2011, undeclared and unpaid class C dividends were $5,100 and were reported in other long-term liabilities in the consolidated balance sheets.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

6	SHAREHOLDERS’ EQUITY continued

The changes in the number of shares of our common stock (excluding Treasury stock) during 2012, 2011 and 2010 are as follows (in thousands):

	Common Stock
	Class C	Class B	Class A
Balance at December 27, 2009	3,264	9,642	41,783
Conversion of class B shares to class A shares	-	(1,413)	1,413
Shares issued under equity incentive and employee stock purchase plans	-	366	-
Balance at December 26, 2010	3,264	8,595	43,196
Conversion of class B shares to class A shares	-	(1,683)	1,683
Shares repurchased	-	-	(1,100)
Shares issued under equity incentive and employee stock purchase plans	-	302	-
Balance at December 25, 2011	3,264	7,214	43,779
Conversion of class B shares to class A shares	-	(682)	682
Shares repurchased	(3,264)		(710)
Shares issued under equity incentive and employee stock purchase plans	-	374	-
Balance at December 30, 2012	-	6,906	43,751

7	STOCK-BASED COMPENSATION

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of December 30, 2012, there are 2,360 shares available for issuance under the 2007 Plan.

During the years ended December 30, 2012, December 25, 2011 and December 26, 2010, we recognized $2,056, $1,649 and $1,821, respectively, in stock-based compensation expense. During the year ended December 26, 2010, stock based compensation expense included $136 in the net gain from discontinued operations.  Total income tax benefit recognized related to stock-based compensation for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 was $822, $656 and $698, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of December 30, 2012, total unrecognized compensation cost related to stock-based awards was $2,038, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.2 years.  Stock-based compensation expense is reported in selling and administrative expenses and the net gain on discontinued operations in our consolidated statements of operations.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during 2012 is:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested at December 25, 2011	657	$3.89
Granted	382	5.12
Vested	(492)	3.28
Forfeited	(9)	4.91
Non-vested at December 30, 2012	538	$5.30

Our non-vested restricted stock grants vest from one to four years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.2 years.  The total grant date fair value of shares vesting during 2012 was $1,613.  There was an aggregate of 368 unrestricted and non-vested restricted stock grants issued to our non-employee directors (101 shares) and employees (267 shares) in 2011 at a weighted average fair value of $5.63 per share, of which 185 shares are vested as of December 30, 2012 with a total grant date fair value of $1,003.  There were 427 unrestricted and non-vested restricted stock grants issued to our directors (106 shares) and employees (321 shares) during 2010 at a weighted average fair value of $4.36 per share, of which 336 shares are vested as of December 30, 2012 with a total grant date fair value of $1,128.

Performance Units
In the first quarter of 2012, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over the 2012 to 2014 fiscal year performance period.  We value performance unit awards at the closing market price of our class A common stock on the grant date.  In the first quarter of 2012, we granted 77 performance units at a weighted average fair value of $5.59. The actual number of performance units that vest will be determined at the end of the three year performance period. As of December 30, 2012, 77 performance units remain unvested.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

7	STOCK-BASED COMPENSATION continued

A summary of SAR activity during 2012 is:

			Weighted
			Average
		Weighted	Contractual Term
		Average	Remaining
	SARS	Exercise Price	(years)

December 25, 2011
Outstanding and exercisable	1,083	$10.71	5.6

December 30, 2012
Outstanding and exercisable	1,083	$10.71	4.6

All SARs have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of 2012 is zero because the fair market value of our class B common stock on December 30, 2012 was lower than the weighted average exercise price of the SARs.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 57 class B common shares sold to employees under this plan in 2012 at a weighted average fair value of $4.25.  As of December 30, 2012, there are 2,207 shares available for sale under the plan.

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

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of December 30, 2012.

Amortization expense was $1,776, $1,567 and $1,932 for 2012, 2011 and 2010, respectively.  Estimated amortization expense for our next five fiscal years is $3,102 for 2013, $3,008 for 2014, $2,999 for 2015, 2016 and 2017.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 30, 2012 and December 25, 2011 is as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 30, 2012
Network affiliation agreements	$70,430	$(9,499)	$60,931
Customer lists	4,209	(3,583)	626
Non-compete agreements	8,710	(8,701)	9
Other	2,726	(1,558)	1,168
Total	$86,075	$(23,341)	$62,734

December 25, 2011
Network affiliation agreements	$26,930	$(8,129)	$18,801
Customer lists	5,952	(4,862)	$1,090
Non-compete agreements	10,120	(10,095)	$25
Other	3,824	(2,340)	$1,484
Total	$46,826	$(25,426)	$21,400

During 2012, our community newspapers and shoppers business reporting unit sold its Northern Wisconsin Publishing group.  As part of the transactions, we wrote off customer lists, non-compete agreements and other intangible assets with a net carrying amount of $390.  During 2011, our community newspapers and shoppers business reporting unit sold several businesses in Florida. As part of the transactions, we wrote off customer lists, non-compete agreements and other intangible assets with a net carrying amount of $21.

Weighted-average amortization period:	Years
Network affiliation agreements	25
Customer lists	9
Non-compete agreements	5
Other	16

Broadcast Licenses
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The carrying value of our broadcast licenses was $129,566 and $81,547 as of December 30, 2012 and December 25, 2011, respectively.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

2012 Annual Impairment Test
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 24, 2012. The impairment tests indicated two of our television broadcast licenses and two of our radio broadcast licenses were impaired due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates.  In accordance with the FASB's guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value of $79,866 (excludes the broadcast license acquired in December 2012 with the acquisition of NewsChannel 5 Network, LLC), resulting in a $952 non-cash impairment charge for television and a $729 non-cash impairment charge for radio in the fourth quarter of 2012.

For broadcast licenses at individual television and radio stations, we use the Greenfield method, an income approach commonly used in the broadcast sector, to estimate fair value.  This approach assumes the start up of a new station by an independent market participant, and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates, or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

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

2010 Interim and Annual Impairment Tests
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 27, 2010 and results indicated there was no impairment of our broadcast licenses.

Goodwill

2012 Interim and Annual Impairment Tests
For purposes of testing the carrying value of goodwill related to our broadcasting reporting unit, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  We assign a greater weight to the income approach as the market approach is deemed less reliable due to the differences in entity size and business model between our broadcasting reporting unit and the comparable companies selected.  We base our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

For purposes of testing the carrying value of goodwill related to our community newspaper and shoppers reporting unit, we determine fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  Each approach estimated a fair value exceeding carrying value.  We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.  Actual operating results may not achieve these assumptions in the near term and such results may result in future impairment.

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

2010 Annual Impairment Test
Our annual impairment tests on goodwill as of September 27, 2010 indicated there was no impairment of our goodwill.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 30, 2012 and December 25, 2011 are as follows:

	Broadcasting	Publishing	Total

Goodwill	$233,976	$21,007	$254,983
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 26, 2010	4,813	4,285	9,098

Goodwill related to the sale of a business	-	(428)	(428)
Goodwill	233,976	20,579	254,555
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 25, 2011	4,813	3,857	8,670

Goodwill related to the sale of a business	-	(923)	(923)
Goodwill related to the purchase of a business	118,071	-	118,071
Goodwill	352,047	19,656	371,703
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 30, 2012	$122,884	$2,934	$125,818

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

10	ACQUISITIONS AND DIVESTITURES

2012

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

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to purchase certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038.  On October 22, 2012, we closed on the purchase of the remaining assets used in the operation of WACY-TV from ACE TV, Inc.  See Note 9 “Variable Interest Entity.”

On December 3, 2012, Journal Broadcast Group, Inc. completed the sale of certain assets (including the FCC licenses) of WKTI-AM in Knoxville, Tennessee for $65.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $48.

On December 3, 2012, Journal Community Publishing Group, Inc., our community newspapers and shoppers business, completed the sale of Hodag Buyers’ Guide, North Star Journal, Merrill Foto News, Wausau Buyers’ Guide, Stevens Point Buyers’ Guide, Wood County Buyers’ Guide, Waupaca Buyers’ Guide, Waupaca County Post East, Waupaca County Post West, Clintonville Shoppers’ Guide, New London Buyers’ Guide, Silent Sports, Waupacanow.com, Merrillfotonews.com, Starjournalnow.com, Silentsports.net, Wibuyersguide.com and a single copy distribution network based in Rhinelander, WI for $1,200 in cash and promissory note of $772.  We recorded a pre-tax loss on the sale, net of transaction expenses, of $319.

On December 6, 2012, Journal Broadcast Group, Inc. completed the acquisition of NewsChannel 5 Network, LLC (NewsChannel 5) from a subsidiary of Landmark Media Enterprises, LLC.  The purchase price was $220,000 including a working capital adjustment of $5,000.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

10	ACQUISITIONS AND DIVESTITURES continued

NewsChannel 5 contributed revenue of $2,917 and earnings from continuing operations before taxes of $1,730 for the period from December 7, 2012 to December 30, 2012.  The following unaudited pro forma information presents the combined results of operations of Journal and NewsChannel 5 as if the acquisition of NewsChannel 5 had occurred on December 27, 2010:

	2012	2011
Pro Forma Results of Operations
Revenue	$439,732	$399,313
Earnings per share from continuing operations, diluted	$0.71	$0.47

The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the fair valuation of assets acquired and the impact of financing the acquisition.  The pro forma results exclude any planned revenue or cost synergies or other effects of the planned integration of NewsChannel 5.  The pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if we had completed this acquisition as of the periods shown above or the results that will be attained in the future.

The goodwill of $116,124 arising from the acquisition is attributable to significant tax deductions we expect to realize related to the step up in basis of certain assets that will provide cash tax savings and, to a lesser extent, certain revenue and cost synergies expected to be realized.

The estimated provisional fair values of identifiable assets acquired and liabilities assumed for NewsChannel 5 at the acquisition date are as follows:

NewsChannel 5
Tangible assets	$13,383
Long-term assets, other	48
Working capital	6,845
Network affiliation agreements	43,500
FCC licenses	40,100
Goodwill	116,124
Total purchase price	$220,000

We have completed the majority of our business combination accounting as of December 30, 2012 and expect to complete the remainder in the first quarter of 2013.  As of December 30, 2012, we are pending final agreement with the seller on the valuation of working capital. Final determination of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

The WTVF broadcast license expires in 2013.  We expect to renew the license without issue.  The goodwill and broadcast licenses which we acquired are not subject to amortization for financial reporting purposes, but are expected to be entirely deductible for income tax purposes.

Acquisition related costs with respect to the foregoing transactions were $2,152 and $3,145 for the fourth quarter ended and four quarters ended December 30, 2012, respectively, and are included in selling and administrative expenses in the condensed consolidated statements of operations.

The acquisition has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill.  The operating results and cash flows of the acquired business are included in our consolidated financial statements from December 7, 2012, the effective date we acquired control of NewsChannel 5.

On December 20, 2012, Journal Broadcast Corporation, a subsidiary of Journal Communications, Inc., reached an agreement to purchase WNOX-FM in the Knoxville, TN market from Oak Ridge FM, Inc.  The transaction is subject to FCC approval.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

10	ACQUISITIONS AND DIVESTITURES continued

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
December 30, 2012 (in thousands, except per share amounts)

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	2012	2011	2010
Years ended December 30, December 25 and December 26

Revenue	$-	$-	$-
Earnings before income taxes	$-	$562	$-

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

The following table summarizes PrimeNet’s revenue and loss before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	2012	2011	2010
Years ended December 30, December 25 and December 26

Revenue	$-	$-	$2,144
Earnings before income taxes	$-	$-	$(1,060)

IPC Print Services, Inc.
On December 13, 2010, we sold substantially all of the assets and certain liabilities of IPC, our former printing services business to Walsworth Publishing Company (Walsworth).  Proceeds, net of transaction expenses, were $14,005 and resulted in a gain on discontinued operations before income taxes of $5,411.  An escrow fund in the amount of $731 was established to secure our representations and warranties pursuant to the purchase agreement for two years from the date of the sale. We received this payment in full in 2012.  The operations of IPC have been reflected as discontinued operations in our consolidated financial statements for all periods presented.  IPC was previously reported as our “Printing services” segment.

The following table summarizes IPC’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	2012	2011	2010
Years ended December 30, December 25 and December 26

Revenue	$-	$-	$40,685
Earnings before income taxes	$-	$-	$1,672

Certain liabilities were excluded from the sale of IPC and were included in continuing operations in the December 26, 2010 consolidated condensed balance sheet.  These liabilities included certain expenses which were incurred prior to closing, and a working capital overpayment due back to Walsworth pursuant to the sale agreement.  The liabilities were paid in the third quarter of 2011.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

12	WORKFORCE REDUCTION

During 2012, we recorded a pre-tax charge of $1,655 for workforce separation benefits across our publishing business.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  In 2012, the number of full-time and part-time employees decreased by approximately 15.1% compared to 2011.

Activity associated with workforce reductions during the years ended December 30, 2012 and December 25, 2011 was as follows:

	Balance as of	Charge for	Payments for	Balance as of
	December 25, 2011	Separation Benefits	Separation Benefits	December 30, 2012
	(dollars in millions)

Publishing	$1,780	$1,655	$(2,626)	$809
Total	$1,780	$1,655	$(2,626)	$809

	Balance as of	Charge for	Payments for	Balance as of
	December 26, 2010	Separation Benefits	Separation Benefits	December 25, 2011
	(dollars in millions)

Publishing	$1,437	$1,654	$(1,311)	$1,780
Total	$1,437	$1,654	$(1,311)	$1,780

13	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599. The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly. One of the unsecured subordinated promissory notes, with a principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5% of the issued and outstanding shares of our class B common stock. David G. Meissner, a member of our Board of Directors, is a beneficiary and trustee of this trust.  An additional three of the unsecured subordinated promissory notes, with an aggregate principal amount of $752, were issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves as trustee. All four of these notes are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018.  Of the $6,246 paid in cash for the repurchase, $2,042 went to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves as trustee.

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

14	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) broadcasting; (ii); publishing and (iii) corporate. Our broadcasting segment consists of 34 radio stations and 15 television stations in 12 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community newspapers and shoppers in Wisconsin. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

	2012	2011	2010

Revenue
Broadcasting	$235,627	$186,080	$194,365
Publishing	164,947	170,976	182,799
Corporate eliminations	(532)	(263)	(405)
	$400,042	$356,793	$376,759

Operating earnings (loss)
Broadcasting	$56,228	$31,001	$43,559
Publishing	11,622	15,901	18,222
Corporate	(7,858)	(7,120)	(8,757)
	$59,992	$39,782	$53,024

Broadcast license impairment
Broadcasting	$1,681	$879	$-
Publishing	-	-	-
Corporate	-	-	-
	$1,681	$879	$-

Depreciation and amortization
Broadcasting	$13,013	$12,297	$12,747
Publishing	9,170	10,412	11,382
Corporate	667	622	500
	$22,850	$23,331	$24,629

Capital expenditures
Broadcasting	$10,750	$8,531	$7,770
Publishing	1,240	987	1,068
Corporate	746	1,143	553
	$12,736	$10,661	$9,391

	2012	2011
Identifiable total assets
Broadcasting	$523,179	$262,216
Publishing	104,162	113,236
Corporate & discontinued operations	(1,538)	42,273
	$625,803	$417,725

Index

JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012 (in thousands, except per share amounts)

15	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2012 Quarters
	First	Second	Third	Fourth	Total
Revenue	$82,266	$95,507	$97,755	$124,514	$400,042
Gross profit	33,817	46,271	44,703	66,962	191,753
Net earnings	2,919	7,611	7,698	15,097	33,325
Earnings per share
Basic - class A and B common stock	0.05	0.13	0.14	0.30	0.61
Diluted - class A and B common stock	0.05	0.13	0.14	0.30	0.61
Basic and diluted - class C common stock	0.19	0.28	0.15	-	0.74

	2011 Quarters
	First	Second	Third	Fourth	Total
Revenue	$83,861	$90,102	$87,784	$95,046	$356,793
Gross profit	34,329	40,860	35,921	44,018	155,128
Net earnings	3,375	6,141	4,446	8,224	22,186
Earnings per share
Basic - class A and B common stock	0.05	0.10	0.07	0.14	0.37
Diluted - class A and B common stock	0.05	0.10	0.07	0.14	0.37
Basic and diluted - class C common stock	0.19	0.24	0.21	0.28	0.94

The first quarter of 2012 includes a pre-tax charge of $38 for separation benefits at our publishing business.  The second quarter of 2012 includes a pre-tax charge of $1,035 for separation benefits at our publishing business.  The third quarter of 2012 includes a pre-tax charge of $553 for separation benefits at our publishing business and a pre-tax long-lived asset impairment charge of $493.  The fourth quarter of 2012 includes a pre-tax broadcast license impairment charge of $1,681, a pre-tax loss of $319 on the sale of our northern Wisconsin community newspapers and shopper publications and a pre-tax charge of $29 for separation benefits at our publishing business.

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Journal Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Journal Communications, Inc. and its subsidiaries at December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 13, 2013

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 30, 2012, as stated in their report which is included in Item 8 hereto.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 7, 2013 Annual Meeting of Shareholders is incorporated by reference herein.  Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

Index

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation,” in the Proxy Statement for our May 7, 2013 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” in the Proxy Statement for our May 7, 2013 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 30, 2012.

Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of Outstanding		Exercise Price of	Plans (excluding
	Options, Warrants		Outstanding Options,	securites reflected in
	and Rights		Warrants and Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders (2003 Plan)	525,578	(1)	$13.71	N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	557,629	(2)	$7.88	4,567,064	(3)
Equity compensation plans not approved by security holders	-		$-	-
Total	1,083,207		$10.71	4,567,064

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

(3)
Represents 2,360,044 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards.  Also includes 2,207,020 shares available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our May 7, 2013 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14. PRINICIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Independent Registered Public Accounting Firm Disclosure” in the Proxy Statement for our May 7, 2013 Annual Meeting of Shareholders is incorporated by reference herein.

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

The exhibits listed on the accompanying “Index to Exhibits” (on pages 97 to 99) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

Index

JOURNAL COMMUNICATIONS, INC.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 30, 2012, December 25, 2011 and December 26, 2010
(dollars in thousands)

	Balance at	Additions					Balance at
	Beginning	Charged to	Other Additions				End
Description	of Year	Earnings	(Deductions)		Deductions		of Year
Allowance for doubtful accounts:
2012	$1,870	$2,499	$346	(1)	$2,247	(3)	$2,468	(4)

2011	$3,286	$3,242	$(1,105	)(2)	$3,553	(3)	$1,870	(4)

2010	$3,732	$2,994	$-		$3,440	(3)	$3,286	(4)

Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2012	$57	$-	$195	(5)	$53	(6)	$199

2011	$116	$-	$-		$59	(6)	$57

2010	$202	$-	$-		$86	(6)	$116

(1)
Includes write off of accounts receivable against the allowance for doubtful accounts of $15 related to the northern Wisconsin community newspapers and shoppers publications sold in 2012, and the addition of $361 related to the NewsChannel 5 Network, LLC purchase in 2012.

(2)	Includes write off of accounts receivable against the allowance for doubtful accounts of $1,105 related to IPC Print Services, Inc.

(3)	Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance.

(4)
Includes allowance for doubtful accounts of $1,105 as of December 26, 2010 and $1,067 as of December 27, 2009, related to accounts receivable of IPC Print Services, Inc.  Fully reserved accounts receivable were excluded from the asset sale.

(5)	Includes state net operating loss and tax credit carryforwards related to the northern Wisconsin community newspapers and shoppers publications sold in 2012.

(6)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

Index

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 13, 2013.

JOURNAL COMMUNICATIONS, INC.

By: /s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2013:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

/s/ Andre J. Fernandez
Andre J. Fernandez, President & Chief Financial Officer
(Principal Financial Officer)

/s/ Jason R. Graham
Jason R. Graham, Vice President & Controller
(Principal Accounting Officer)

/s/ David J. Drury
David J. Drury, Director

/s/ David G. Meissner
David G. Meissner, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

/s/ Ellen F. Siminoff
Ellen F. Siminoff, Director

/s/ Mary Ellen Stanek
Mary Ellen Stanek, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Jeanette Tully
Jeanette Tully, Director

/s/ Dean Blythe
Dean Blythe, Director

Index

JOURNAL COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description

(2)
Purchase Agreement, dated as of August 31, 2012, by and among Landmark Television, LLC and Journal Broadcast Group, Inc., and joined for certain limited purposes by Journal Broadcast Corporation, Journal Communications, Inc. and Landmark Media Enterprises, LLC [Schedules, exhibits and annexes to this document are not being filed herewith.  The registrant agrees to furnish supplementally a copy of any such schedule, exhibit or annex to the Securities and Exchange Commission upon request.] (incorporated by reference to Exhibit 2 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 31, 2012 [Commission File No. 1-31805]).

(3.1)
Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended through June 30, 2006 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated June 30, 2006 [Commission File No. 1-31805]).

(3.2)	Bylaws of Journal Communications, Inc., as amended February 19, 2013.

(4.1)
Second Amended and Restated Credit Agreement, dated as of December 5, 2012, among Journal Communications, Inc., certain subsidiaries thereof, the several lenders party thereto, U.S. Bank National Association, as administrative agent, and Sun Trust Bank and Bank of America, N.A., as co-syndication agents (incorporated by reference to Exhibit 4 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 5, 2012 [Commission File No. 1-31805]).

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

(4.3)
Amendment to Shareholders Agreement, dated as of August 2, 2007, by and among Journal Communications, Inc., The Journal Company, Matex Inc., the Abert Family Journal Stock Trust, Grant D. Abert and Barbara Abert Tooman (incorporated by reference to Exhibit 4.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 22, 2007 [Commission File No. 1-31805]).

(4.4)
Second Amendment to Shareholders Agreement, dated as of August 12, 2012, by and among Journal Communications, Inc., Matex Inc., Grant D. Abert, Barbara Abert Tooman, the Judith Abert Meissner Marital Trust, the Judith Abert Meissner Family Trust f/b/o Donald C. Meissner, the Judith Abert Meissner Family Trust f/b/o Linda B. Meissner, the Meissner 1999 Stock Trusts, Donald C. Meissner, Linda B. Meissner, Robin D. Abert, Corin A. Abert, the Robin D. Abert 2004 Trust u/a/d December 30, 2004 and Proteus Fund, Inc. (incorporated by reference to Exhibit 4.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 12, 2012 [Commission File No. 1-31805]).

(10.1)
Journal Communications, Inc. Annual Management Incentive Plan, amended and restated as of February 9, 2009 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.2)
Journal Communications, Inc. Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.3)
Journal Communications, Inc. Supplemental Benefit Plan, amended and restated as of January 1, 2008  (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.4)
Journal Communications, Inc. 2003 Employee Stock Purchase Plan, as amended and restated through December 8, 2009 (incorporated by reference to Exhibit 10.6 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 27, 2009 [Commission File No. 1-31805]).*

Index

(10.5)
Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)
Amendment to the Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.7)
Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.8)
Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.9)
Amended and Restated Employment Agreement, as amended and restated effective as of December 15, 2010, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).*

(10.10)
Amendment to Amended and Restated Employment Agreement, effective as of March 19, 2012, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.11)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.12)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Mary Hill Taibl (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.13)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Andre J. Fernandez (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated October 11, 2010 [Commission File No. 1-31805]).*

(10.14)
Journal Communications, Inc. 2007 Omnibus Incentive Plan, as amended and restated effective February 7, 2011 (incorporated by reference to Exhibit 10.24 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.15)
Form of Time-Based Restricted Stock Award Certificate, with dividends that accrue until vesting, under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.16)
Form of Time-Based Restricted Stock Award Certificate, with dividends payable prior to vesting, under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.17)
Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.18)
Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.19)
Form of Non-Statutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

Index

(10.20)
Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.21)
Form of Stock Settled Stock Appreciation Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.22)
Form of Stock Settled Stock Appreciation Award Certificate with Retirement Accelerated under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.23)
Form of Performance Unit Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.24)
Form of Performance Unit Award Certificate with Retirement Acceleration under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.25)	Journal Communications, Inc. Non-Employee Director Compensation Policy, as amended February 12, 2013.*

(10.26)
Journal Communications, Inc. Compensation Recoupment Policy, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(10.27)	Journal Communications, Inc. Internal Policy on Administration and Accounting for Stock Options, Restricted Stock and Other Equity Awards, as amended and restated as of July 12, 2011.*

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer and Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)
Proxy Statement for the May 7, 2013 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the May 7, 2013 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

(101)
The following materials from Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 30, 2012 and December 25, 2011; (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 30, 2012; (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 30, 201; (iv) the Consolidated Statements of Equity for each of the three years in the period ended December 30, 2012; (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2012; and (vi) Notes to Consolidated Financial Statements, furnished herewith.

*Denotes a management or compensatory plan or arrangement.