Form 10-Q
period 2013-03-31
JOURNAL COMMUNICATIONS INC
filed 2013-05-03
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013
or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 26, 2013:

Class	Outstanding at April 26, 2013
Class A Common Stock	44,143,874
Class B Common Stock	6,720,609
Class C Common Stock	--

JOURNAL COMMUNICATIONS, INC.

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,131	$2,430
Receivables, net	59,057	65,265
Inventories, net	2,982	2,944
Prepaid expenses and other current assets	4,848	3,980
Syndicated programs	2,294	2,446
Deferred income taxes	2,909	3,053
TOTAL CURRENT ASSETS	74,221	80,118

Property and equipment, at cost, less accumulated depreciation of $252,897 and $247,782, respectively	168,532	171,354
Syndicated programs	4,862	5,200
Goodwill	124,318	125,818
Broadcast licenses	129,566	129,566
Other intangible assets, net	61,972	62,734
Deferred income taxes	41,104	43,019
Other assets	7,679	7,994
TOTAL ASSETS	$612,254	$625,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,454	$26,861
Accrued compensation	9,307	10,715
Accrued employee benefits	5,848	5,155
Deferred revenue	16,069	16,277
Syndicated programs	2,370	2,686
Accrued income taxes	229	3,756
Other current liabilities	6,005	6,821
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term liabilities	107	126
TOTAL CURRENT LIABILITIES	64,045	75,053

Accrued employee benefits	91,978	92,907
Syndicated programs	5,213	5,477
Long-term notes payable to banks	223,405	230,095
Unsecured subordinated notes payable	13,279	13,279
Other long-term liabilities	3,716	3,491
Equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares outstanding at March 31, 2013 and December 30, 2012	-	-
Common stock, $0.01 par:
Class C - no shares authorized; issued and outstanding: no shares at March 31, 2013 and December 30, 2012	-	-
Class B - authorized 120,000,000 shares; issued and outstanding: 6,876,452 shares at March 31, 2013 and 6,905,955 shares at December 30, 2012	62	63
Class A - authorized 170,000,000 shares; issued and outstanding: 43,988,331 shares at March 31, 2013 and 43,750,920 shares at December 30, 2012	440	438
Additional paid-in capital	255,369	254,437
Accumulated other comprehensive loss	(55,348)	(55,739)
Retained earnings	10,095	6,302
TOTAL EQUITY	210,618	205,501
TOTAL LIABILITIES AND EQUITY	$612,254	$625,803

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	First Quarter Ended
	March 31, 2013	March 25, 2012
Revenue:
Broadcasting	$58,170	$44,374
Publishing	36,580	38,021
Corporate eliminations	(54)	(129)
Total revenue	94,696	82,266

Operating costs and expenses:
Broadcasting	28,202	22,426
Publishing	25,053	26,152
Corporate eliminations	(54)	(129)
Total operating costs and expenses	53,201	48,449

Selling and administrative expenses	33,039	28,077
Total operating costs and expenses and selling and administrative expenses	86,240	76,526

Operating earnings	8,456	5,740

Other income and (expense):
Interest income	-	5
Interest expense	(2,133)	(733)
Total other income and (expense)	(2,133)	(728)

Earnings from continuing operations before income taxes	6,323	5,012

Provision for income taxes	2,530	2,093

Net earnings	$3,793	$2,919

Earnings per share:
Basic - Class A and B common stock:	$0.08	$0.05
Diluted - Class A and B common stock:	$0.08	$0.05
Basic and diluted - Class C comm on stock:	$-	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	First Quarter Ended
	March 31, 2013	March 25, 2012

Net earnings	$3,793	$2,919

Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax of $248 and $251, respectively	391	384

Comprehensive income	$4,184	$3,303

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the First Quarter Ended March 31, 2013
(in thousands, except per share amounts)

						Accumulated
					Additional	Other
	Preferred	Common Stock			Paid-in	Comprehensive	Retained
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 30, 2012	$-	$-	$63	$438	$254,437	$(55,739)	$6,302	$205,501

Net earnings							3,793	3,793
Comprehensive income						391		391
Issuance of shares:
Conversion of class B to class A			(3)	2				(1)
Stock grants			2		16			18
Employee stock purchase plan					144			144
Shares withheld from employees for tax withholding					(371)			(371)
Stock-based compensation					553			553
Income tax benefits from vesting of restricted stock					57			57
Other					533			533

Balance at March 31, 2013	$-	$-	$62	$440	$255,369	$(55,348)	$10,095	$210,618

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

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 31, 2013	March 25, 2012
Cash flow from operating activities:
Net earnings	$3,793	$2,919
Adjustments for non-cash items:
Depreciation	5,114	5,340
Amortization	762	381
Provision for doubtful accounts	109	22
Deferred income taxes	2,401	2,027
Non-cash stock-based compensation	586	296
Net (gain) loss from disposal of assets	(2)	20
Impairment of long-lived assets	238	-
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	6,099	7,984
Inventories	(38)	(1,318)
Accounts payable	(5,407)	(342)
Other assets and liabilities	(4,915)	(8,991)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,740	8,338

Cash flow from investing activities:
Capital expenditures for property and equipment	(2,530)	(2,847)
Proceeds from sales of assets	2	27
Proceeds from sales of businesses	-	484
NET CASH USED FOR INVESTING ACTIVITIES	(2,528)	(2,336)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	43,000	27,320
Payments on long-term notes payable to banks	(49,690)	(30,900)
Principal payments under capital lease obligations	(15)	(88)
Proceeds from issuance of common stock, net	129	134
Income tax benefits from vesting of restricted stock	65	289
Redemption of common stock, net	-	(2,932)
NET CASH USED FOR FINANCING ACTIVITIES	(6,511)	(6,177)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(299)	(175)

Cash and cash equivalents:
Beginning of year	2,430	2,418
At March 31, 2013 and March 25, 2012	$2,131	$2,243

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The balance sheet at December 30, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the first quarter ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 29, 2013.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2012.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.  The fourth quarterly reporting period in our 2012 fiscal year consisted of 14 weeks.

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

The following table sets forth operating costs and expenses and selling and administrative expenses for the first quarter of 2012 as previously reported and revised to conform to the proper presentation:

		March 25, 2012
	March 25, 2012	As Previously
	As Revised	Reported

Operating costs and expenses:
Broadcasting	$22,426	$23,033
Publishing	26,152	26,152
Corporate eliminations	(129)	(129)
Total operating costs and expenses	$48,449	$49,056

Selling and administrative expenses	$28,077	$27,470

Amounts were not material to the previously issued financial statements.

4	NEW ACCOUNTING STANDARDS

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements:  (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We adopted this guidance in the first quarter of 2013.

In July 2012, the Financial Accounting Standards Boards (FASB) issued amended guidance for impairment of indefinite-lived intangible assets.  The guidance allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount.  If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated.  This update is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted.  We adopted this guidance in 2012.

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

Basic

For all periods during which the Company’s class C common stock is not issued and outstanding (see Note 15 “Notes Payable” regarding the Company’s repurchase of all 3,264 shares of the Company’s class C common stock issued and outstanding in 2012), basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

For all periods during which the Company’s class C common stock was issued and outstanding, we apply the two-class method for calculating and presenting our basic earnings per share.  As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under that method:

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

Diluted

For all periods during which the Company’s class C common stock is not issued and outstanding, diluted earnings per share is computed similarly to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional shares outstanding that would have been outstanding if the potentially dilutive common shares had been issued.

For all periods during which the Company’s class C common stock was issued and outstanding, diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

The following table sets forth the computation of basic and diluted earnings per share as of March 31, 2013 for class A and B common stock:

First Quarter Ended
March 31, 2013

Net earnings	$3,793

Weighted average shares outstanding - Class A and B:
Basic	50,171
Impact of non-vested restricted shares and performance-based restricted stock units	164
Adjusted weighted average shares outstanding - Class A and B	50,335

Net earnings per share:
Basic - Class A and B common stock:	$0.08
Diluted - Class A and B common stock:	$0.08

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share as of March 25, 2012 under the two-class method:

First Quarter Ended
March 25, 2012

Numerator for basic net earnings for each class of common stock:
Net earnings	$2,919
Less dividends:
Class A and B	-
Minimum class C	464
Non-vested restricted stock	-
Total undistributed net earnings	$2,455

Undistributed net earnings:
Class A and B	$2,283
Class C	148
Non-vested restricted stock	24
Total undistributed net earnings	$2,455

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-
Class A and B undistributed net earnings	2,283
Numerator for basic net earnings per class A and B common stock	$2,283

Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$464
Class C undistributed net earnings	148
Numerator for basic net earnings per class C common stock	$612

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,382
Class C	3,264

Basic net earnings per share:
Class A and B	$0.05
Class C	$0.19

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

5	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share as of March 25, 2012 for class A and B common stock:

First Quarter Ended
March 25, 2012

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-
Total undistributed earnings	2,283
Net earnings	$2,283

Denominator for diluted net earnings per share:
Weighted average shares outstanding	50,382

Diluted net earnings per share	$0.05

For the first quarter of 2012, 576 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.  Diluted earnings per share for the class C common stock is the same as basic earnings per share for class C common stock because there are no class C common stock equivalents.

Prior to the repurchase of the class C common stock in 2012, each of the 3,264 class C shares outstanding was convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,452 class A shares) or (ii) 0.248243 class A shares (or a total of 810 class A shares) and 1.115727 class B shares (or a total of 3,642 class B shares).

6	VARIABLE INTEREST ENTITY

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038, pending FCC rule changes and approval.  In May 2012, we filed an application with the FCC to convert the local marketing agreement into an ownership interest through a failed station waiver, which was pending approval.  Under the affiliation agreement, ACE TV, Inc. provided the programming for WACY-TV and we sold advertising time, provided all other television operating activities and owned certain assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire certain additional assets, including the broadcast license, we determined that ACE TV, Inc. was a VIE and that we were the primary beneficiary of the variable interests of WACY-TV.  As a result, we consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consisted primarily of a broadcast license and investments.  The investments of ACE TV, Inc. could be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. had no recourse to our general credit.  We did not provide financial or other support that we were not contractually required to provide.  On October 22, 2012, we closed on the acquisition of the remaining assets used in the operation of WACY-TV from ACE TV, Inc.  The affiliate agreement was terminated, and ACE TV, Inc. is no longer a VIE.

7	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories as of March 31, 2013 and December 30, 2012 consisted of the following:

	March 31, 2013	December 30, 2012

Paper and supplies	$3,008	$2,950
Work in process	55	84
Less obsolescence reserve	(81)	(90)
Inventories, net	$2,982	$2,944

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

8	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multiple Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at March 31, 2013 and December 30, 2012 was $2,420 and $2,468, respectively.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Groups, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.  The notes receivable balance at March 31, 2013 and December 30, 2012 was $731 and $772, respectively.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

9	IMPAIRMENT OF LONG-LIVED ASSETS

Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  During the first quarter of 2013, we recorded a property impairment charge of $238 at our broadcasting segment, representing the excess of indicated fair value over the carrying value of the assets held for sale.  Fair value was determined pursuant to an offer to purchase the property.  This fair value measurement is considered a level 2 measurement under the fair value hierarchy.  The charges are reported in selling and administrative expenses in the consolidated statement of operations.

10	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of March 31, 2013.

Amortization expense was $762 and $381, respectively, for the first quarters ended March 31, 2013 and March 25, 2012, respectively.  Estimated amortization expense for our next five fiscal years is $3,102 for 2013, $3,008 for 2014, and $2,999 for 2015, 2016 and 2017.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 31, 2013 and December 30, 2012 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2013
Network affiliation agreements	$70,430	$(10,205)	$60,225
Customer lists	4,209	(3,620)	589
Non-compete agreements	8,710	(8,704)	6
Other	2,726	(1,574)	1,152
Total	$86,075	$(24,103)	$61,972

December 30, 2012
Network affiliation agreements	$70,430	$(9,499)	$60,931
Customer lists	4,209	(3,583)	626
Non-compete agreements	8,710	(8,701)	9
Other	2,726	(1,558)	1,168
Total	$86,075	$(23,341)	$62,734

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses as of March 31, 2013 and December 30, 2012 was $129,566.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
Goodwill recorded at our broadcasting and community newspapers reporting units was $122,884 and $2,934, respectively, as of December 30, 2012.  Broadcasting goodwill related to the NewsChannel 5 Network, LLC (NewsChannel 5) acquisition in the fourth quarter of 2012 was adjusted $1,500 during the first quarter of 2013.  As of March 31, 2013, we have $121,384 of goodwill recorded at our broadcasting reporting unit and $2,934 of goodwill recorded at our community newspapers reporting unit.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e. market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

11	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the first quarter of 2013, we recorded a pre-tax charge of $32 for workforce separation benefits in our publishing operations.  These charges are recorded in operating costs and expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the first quarter of 2013 is as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 30, 2012	Benefits	Benefits	March 31, 2013

Publishing	$809	$32	$(338)	$503
Total	$809	$32	$(338)	$503

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

As of March 31, 2013, our liability for unrecognized tax benefits was $753, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of March 31, 2013, we had $227 accrued for interest expense and penalties.  During the first quarter of 2013, we recognized $10 in net tax benefits and related interest primarily due to settlements with taxing authorities.

As of March 31, 2013, it is reasonably possible for $86 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

13	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of March 31, 2013, our potential obligation pursuant to the guarantee was $681, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	First Quarter Ended
	March 31, 2013	March 25, 2012

Service cost	$-	$-
Interest cost	1,753	1,894
Expected return on plan assets	(1,831)	(2,114)
Amortization of:
Unrecognized prior service cost	(3)	(3)
Unrecognized net loss	697	510
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$616	$287

We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first quarter of 2013, we contributed $400 to our qualified defined benefit pension plan and non-qualified pension plan.  Based on the current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we expect total contributions of $910 to our qualified defined benefit pension plan in 2013, of which $400 was contributed in the first quarter of 2013.  We expect to contribute $476 to our unfunded non-qualified pension plan in 2013.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

14	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits
	First Quarter Ended
	March 31, 2013	March 25, 2012

Service cost	$14	$3
Interest cost	95	158
Amortization of:
Unrecognized prior service cost	(55)	(55)
Unrecognized net loss	-	47
Unrecognized net transition obligation	-	136
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$54	$289

15	NOTES PAYABLE

Long-term Notes Payable to Banks

During 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of March 31, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $77,155, and the outstanding principal amount of term loans drawn under the credit agreement was $146,250.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.

Our obligations under the credit agreement are currently guaranteed by certain of our subsidiaries.  Subject to certain exceptions, the credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends.  The senior secured credit facilities contain the following financial covenants which remain constant over the term of the agreement:

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

As of March 31, 2013 and December 30, 2012, we had borrowings of $223,405 and $230,095, respectively, under our credit facilities at a current effective blended interest rate of 2.21% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $4,490, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at March 31, 2013 to be $217,983, based on discounted cash flows using an interest rate of 2.80%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224,752, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled remaining minimum principal repayments of the secured term loan facility as of March 31, 2013 are $11,250 in 2013, $15,000 in 2014, $15,000 in 2015, $15,000 in 2016 and $93,750 thereafter.

Unsecured Subordinated Notes Payable
On August 13, 2012, the Company repurchased all 3,264 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock, in exchange for $6,246 in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599 and bearing interest at a rate of 7.25% per annum.  The cash payment equaled the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.

The aggregate principal amount of the subordinated notes was determined by multiplying the volume weighted average price of our class A common stock on the New York Stock Exchange over the five consecutive trading days ending on (and including) August 10, 2012 of $5.75 by the number of fully diluted shares of class C common stock (each class C share was convertible into 1.363970 shares of class A common stock pursuant to the Company’s Articles of Incorporation for a total of 4,452 shares on a class A-equivalent basis).

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

We estimate the fair value of the subordinated notes at March 31, 2013 to be $16,187, based on discounted cash flows using an interest rate of 6.59%.  We estimated the fair value of the subordinated notes at December 30, 2012 to be $16,188, based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of March 31, 2013 and December 30, 2012, $15,935 of the subordinated notes remains outstanding.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of March 31, 2013, there were 2,401 shares available for issuance under the 2007 Plan.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

During the first quarter ended March 31, 2013 we recognized $569 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 31, 2013 was $228.  During the first quarter ended March 25, 2012, we recognized $304 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 25, 2012 was $127.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of March 31, 2013, total unrecognized compensation cost related to stock-based compensation awards was $2,973, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.8 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

A summary of stock grant activity during the first quarter of 2013 is:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 30, 2012	538	$5.30
Granted	175	6.31
Vested	(214)	4.97
Forfeited	(4)	5.34
Non-vested at March 31, 2013	495	5.80

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the first quarter of 2013 was $1,061.  There was an aggregate of 160 unrestricted and non-vested restricted stock grants issued to our non-employee directors (3 shares) and employees (157 shares) in the first quarter of 2012 at a weighted average fair value of $5.33 per share, of which 63 of the non-vested restricted shares have since vested.

Performance Units
In the first quarters of 2012 and 2013, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over specified fiscal year performance periods.  We value performance unit awards at the closing market price of our class A common stock on the grant date.

A summary of stock grant activity during the first quarter of 2013 is:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 30, 2012	77	$5.59
Granted	74	6.33
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2013	151	5.95

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

A summary of SAR activity during the first quarter of 2013 is:

	SARS	Average Weighted Exercise Price	Weighted Average Contractual Term Remaining (years)

December 30, 2012
Outstanding and exercisable	1,083	$10.71	4.6

March 31, 2013
Outstanding and exercisable	1,083	$10.71	4.4

All SARs have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the first quarter of 2013 is zero because the fair market value of our class B common stock on March 31, 2013 was lower than the weighted average exercise price of the SARs.

Employee Stock Purchase Plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 27 class B common shares sold to employees under this plan in the first quarter of 2013 at a weighted average fair value of $4.87.  As of March 31, 2013, there are 2,180 shares available for sale under the plan.

17	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599.  The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly.  One of the unsecured subordinated promissory notes, with a principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5% of the issued and outstanding shares of our class B common stock.  David G. Meissner, a member of our Board of Directors until May 7, 2013, is a beneficiary and trustee of this trust.  An additional three of the unsecured subordinated promissory notes, with an aggregate principal amount of $752, were issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves as trustee.  All four of these notes are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018.  Of the $6,246 paid in cash for the repurchase, $2,042 went to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves as trustee.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

18	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, for the first quarter of 2013 are as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	391	391
Net other comprehensive income (loss)	391	391
Balance as of March 31, 2013	$(55,348)	$(55,348)

The reclassification of accumulated other comprehensive loss for the quarter ended March 31, 2013 is as follows:

Amount Reclassified from Accumulated Other Comprehensive Loss

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (1)	$(639)
Income tax expense	248
Total reclassifications for the period	$(391)

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost.  See Note 14 “Employee Benefit Plans” for more information.  Of the costs, $108 is included in broadcasting operating costs and expenses, $300 is included in publishing operating costs and expenses, and $231 is included in selling and administrative expenses.

19	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 15 television stations and 34 radio stations in 12 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community newspapers, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Index

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

19	SEGMENT REPORTING continued

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the first quarter ended March 31, 2013 and March 25, 2012 and identifiable total assets as of March 31, 2013 and December 30, 2012:

	First Quarter Ended
	March 31, 2013	March 25, 2012

Revenue
Broadcasting	$58,170	$44,374
Publishing	36,580	38,021
Corporate eliminations	(54)	(129)
	$94,696	$82,266

Operating earnings (loss)
Broadcasting	$9,521	$6,709
Publishing	873	744
Corporate	(1,938)	(1,713)
	$8,456	$5,740

Depreciation and amortization
Broadcasting	$3,957	$3,084
Publishing	1,747	2,472
Corporate	172	165
	$5,876	$5,721

Capital expenditures
Broadcasting	$1,780	$2,518
Publishing	748	92
Corporate	2	237
	$2,530	$2,847

	March 31, 2013	December 30, 2012
Identifiable total assets
Broadcasting	$508,947	$523,179
Publishing	100,314	104,162
Corporate	2,993	(1,538)
	$612,254	$625,803

Index

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the first quarter ended March 31, 2013, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 30, 2012.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2012, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report):

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

Index

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 12 states, consists of 15 television stations and 34 radio stations.  Results from our digital media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin, as well as print facilities in West Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the broadcast industry is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The increased ratings during the Olympic time period provides us the opportunity to sell advertising at premium rates.

Over the past several years, fundamentals in the newspaper industry have continued to deteriorate.  Retail and classified run-of-press (ROP) advertising have decreased nationally from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising channels.  Our daily newspaper outperformed most national trends by growing retail ROP year-over-year in the quarter, and throughout most of 2012, through targeted programs designed to grow shares from these retail advertisers.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.

Revenue from our broadcasting businesses increased $13.8 million in the first quarter of 2013 compared to the first quarter of 2012.  This is primarily due to the acquisitions of NewsChannel 5 Network, LLC (NewsChannel 5) in Nashville, Tennessee and KHTT-FM and KBEZ-FM in Tulsa, Oklahoma in 2012, and a $3.2 million increase in retransmission revenue.  Political and issue advertising revenue decreased $0.8 million for same stations, but was offset by a $0.6 million increase in national advertising revenue, a $1.1 million increase in local advertising revenue, and a $0.2 million increase in other revenue for same stations.  The increase in national advertising revenue was driven by the media and automotive categories.  The increase in local advertising revenue was driven by the retail, automotive, and entertainment categories.  Total expenses from our broadcasting business increased 29.2% in the first quarter of 2013 compared to the first quarter of 2012, primarily due to acquisitions.  Same station total expenses increased 9.7% in the first quarter, primarily due to increased network fees, intercompany allocations, and employee related costs.  Operating earnings from our broadcasting business increased $2.8 million in the first quarter of 2013 compared to the first quarter of 2012, and were attributed to acquisitions.  Operating earnings for same stations declined 14.5%, as a result of the changes noted above and selective decisions to add back expense to invest in our businesses.

In the first quarter of 2013, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Total retail advertising revenue declined $1.3 million, however retail advertising revenue at our daily newspaper increased $0.5 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a variety of targeted programs designed to grow shares from retail advertisers.  This was offset by a $1.8 million decline in community newspapers, primarily due to the sale of the northern Wisconsin community publications in the fourth quarter of 2012.  Classified advertising revenue decreased in the first quarter of 2013 by $0.6 million compared to the first quarter of 2012.  The largest declines were in the employment and automotive categories at the daily newspaper, combined with $0.2 million year-over-year decline from the sale of the northern Wisconsin community publications in the fourth quarter of 2012.  Publishing digital advertising revenue of $2.9 million increased 11.5%, primarily due to increases in retail sponsorships and other revenue; partially offset by declines in classified advertising revenue.  National advertising revenue decreased $0.2 million in the first quarter of 2013 due to a decrease in ROP and preprint advertising in the financial business services and healthcare categories, respectively.  Circulation revenue at our daily newspaper decreased $0.3 million in the first quarter of 2013 compared to the first quarter of 2012 due to a decline in circulation volume.  Commercial printing revenue at the daily newspaper increased $0.3 million in the first quarter of 2013 compared to the first quarter of 2013, driven by a new customer.  Other revenue within our community newspaper group increased $0.5 million in the first quarter of 2013 compared to the first quarter of 2012 due to the northern Wisconsin community publications that we continue to print after the sale.  Total expenses at our publishing businesses decreased $1.6 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to $2.0 million of expense savings from the sale of the northern Wisconsin community publications; partially offset by increased commercial printing expenses at both our daily newspaper and community publishing group.  Operating earnings at our publishing businesses increased $0.2 million in the first quarter of 2013 compared to the first quarter of 2012.  The increase in operating earnings was primarily due to the positive impact of the sale of our northern Wisconsin community publications and increased revenue at our daily paper.

Index

Advertising revenue at our broadcasting and publishing businesses reflects continued cautious behavior of both our customers and consumers.  While we are seeing some improvement at our broadcasting business, lack of strong economic growth and continued economic uncertainty temper our optimism.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2012 or prior years given the secular changes affecting the newspaper industry.

In 2013, we will seek in-market growth opportunities in traditional or digital media, make capital investments in our businesses which we expect to positively impact revenue, and continue to look for new acquisition opportunities within broadcast.  Our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

Results of Operations

First Quarter Ended March 31, 2013 compared to the First Quarter Ended March 25, 2012

Our consolidated revenue in the first quarter of 2013 was $94.7 million, an increase of $12.4 million, or 15.1%, compared to $82.3 million in the first quarter of 2012.  Our consolidated operating costs and expenses in the first quarter of 2013 were $53.2 million, an increase of $4.7 million, or 9.8%, compared to $48.5 million in the first quarter of 2012.  Our consolidated selling and administrative expenses in the first quarter of 2013 were $33.0 million, an increase of $4.9 million, or 17.7%, compared to $28.1 million in the first quarter of 2012.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2013 and the first quarter of 2012:

		Percent of		Percent of
		Total		Total
	2013	Revenue	2012	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$58.2	61.5%	$44.4	53.9%
Publishing	36.6	38.6	38.0	46.1
Corporate eliminations	(0.1)	(0.1)	(0.1)	-
Total revenue	94.7	100.0	82.3	100.0

Total operating costs and expenses	53.2	56.1	48.5	58.9
Selling and administrative expense	33.0	34.9	28.1	34.1
Total operating costs and expenses and selling and administrative expenses	86.2	91.0	76.6	93.0
Total operating earnings	$8.5	9.0%	$5.7	7.0%

Revenue from our broadcasting businesses increased $13.8 million in the first quarter of 2013 compared to the first quarter of 2012, $11.1 million of which is attributable to broadcast acquisitions occurring in June and December 2012. This was primarily due to acquisitions and increases in retransmission revenue.  On a consolidated basis, local advertising revenue increased $8.1 million, retransmission revenue increased $3.2 million, national advertising revenue increased $3.1 million, and other revenue increased $0.2 million, partially offset by a $0.8 million decrease in political and issue advertising revenue.  On a same station basis, local advertising revenue increased $1.1 million, retransmission revenue increased $1.8 million, national advertising revenue increased $0.6 million, and other revenue increased $0.2 million, partially offset by a $0.8 million decrease in political and issue advertising revenue.  The increase in national advertising revenue was driven by the media and automotive categories.  The increase in local advertising revenue was driven by the retail, automotive, and entertainment categories.  Operating earnings from our broadcasting business increased $2.8 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to the NewsChannel 5 and Tulsa acquisitions.  Operating earnings on a same station basis decreased $1.0 million primarily due to increases in employee-related costs, network programming expense and intercompany allocations.

In the first quarter of 2013, our publishing businesses continued to be impacted by the uneven economic recovery and the secular and cyclical influences affecting the newspaper industry.  We have seen advertisers reduce their spending in many advertising categories.  Total retail advertising revenue declined $1.3 million, however retail advertising revenue at our daily newspaper increased $0.5 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a variety of targeted programs designed to grow shares from retail advertisers.  This was offset by a $1.8 million decline in community newspapers, primarily due to the sale of the northern Wisconsin community publications in the fourth quarter of 2012.  Classified advertising revenue also decreased in the first quarter of 2013 by $0.6 million compared to the first quarter of 2012.  Operating earnings at our publishing businesses increased $0.2 million in the first quarter of 2013 compared to the first quarter of 2012.  The increase in operating earnings was primarily due to the impact of the sale of the northern Wisconsin community publications and increased revenue at the daily newspaper.

Index

The increase in total operating costs and expenses in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to increases in employee-related expenses, network programming expenses, affiliation fee amortization, IT system fees, and commercial printing expenses, partially offset by $2.0 million of expense savings from the sale of the northern Wisconsin community publications.  The increase in selling and administrative expenses was primarily due to increases in employee-related expenses.

Our consolidated operating earnings were $8.5 million in the first quarter of 2013, an increase of $2.8 million, or 47.3%, compared to $5.7 million in the first quarter of 2012.  The following table presents our operating earnings by segment for the first quarter of 2013 and the first quarter of 2012:

	2013	2012
	(dollars in millions)

Broadcasting	$9.5	$6.7
Publishing	0.9	0.7
Corporate	(1.9)	(1.7)
Total operating earnings	$8.5	$5.7

The increase in total operating earnings was primarily due to the financial results of our recently acquired broadcast stations and the decrease in operating expenses at our publishing business, partially offset by the decrease in revenue at our publishing business, increase in same station operating expenses at our broadcasting business and an increase in selling and administrative expenses.

EBITDA in the first quarter of 2013 was $14.3 million, an increase of $2.8 million, or 25.0%, compared to $11.5 million in the first quarter of 2012.  We define EBITDA as net earnings excluding provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the first quarter of 2013 and the first quarter of 2012:

	2013	2012
	(dollars in millions)

Net earnings (1)	$3.8	$2.9
Provision for income taxes	2.5	2.1
Total other expense, net	2.1	0.7
Depreciation	5.1	5.4
Amortization	0.8	0.4
EBITDA	$14.3	$11.5

(1)
Included in net earnings for the first quarter of 2012 are pre-tax charges for acquisition and integration-related costs of $0.8 million and impairment of long-lived assets of $0.2 million.  Included in net earnings for the first quarter of 2013 are pre-tax charges for acquisition and integration-related costs of $0.1 million.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Index

Broadcasting

Revenue from broadcasting in the first quarter of 2013 was $58.2 million, an increase of $13.8 million, or 31.1%, compared to $44.4 million in the first quarter of 2012.  Operating earnings from broadcasting in the first quarter of 2013 were $9.5 million, an increase of $2.8 million, or 41.9%, compared to $6.7 million in the first quarter of 2012.

The following table presents our broadcasting revenue and operating earnings for the first quarter of 2013 and the first quarter of 2012:

	2013			2012			Percent
	Television	Radio	Total	Television	Radio	Total	Change Total
	(dollars in millions)

Revenue	$42.3	$15.9	$58.2	$29.5	$14.9	$44.4	31.1%

Operating earnings	$7.1	$2.4	$9.5	$3.8	$2.9	$6.7	41.9%

Revenue from our television stations in the first quarter of 2013 was $42.3 million, an increase of $12.8 million, or 43.4%, compared to $29.5 million in the first quarter of 2012.  We experienced revenue increases in eight of our nine television markets we operated during both periods.  On a consolidated basis, local advertising revenue increased $7.3 million, or 36.7%; retransmission revenue increased $3.2 million, or 145.1%; national advertising revenue increased $3.0 million, or 50.1%; and other revenue increased $0.1 million, or 32.3% compared to the first quarter of 2012.  On a same station basis, local advertising revenue increased $0.6 million, or 3.2%; retransmission revenue increased $1.8 million, or 80.7%; national advertising revenue increased $0.6 million, or 9.5%; and other revenue increased $0.1 million, or 31.4% compared to the first quarter of 2012.  Partially offsetting these revenue increases was a decrease in political and issue advertising revenue of $0.8 million, or 64.4%, which was the same on both a consolidated and same station basis.  The decrease in political and issue advertising revenue is due to 2013 being considered a non-political and issue advertising year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically media, automotive and restaurants, partially offset by decreases in the political, communications, legal and pharmaceuticals categories.  On a consolidated basis, automotive advertising revenue represented 20.8% of television advertising revenue in the first quarter of 2013 compared to 18.8% in the first quarter of 2012.  Automotive advertising revenue was $8.8 million in the first quarter of 2013, an increase of $3.2 million, or 58.0%, compared to $5.6 million in the first quarter of 2012.  On a same station basis, automotive advertising revenue represented 19.4% of television advertising revenue in the first quarter of 2013, and increased $0.6 million, or 10.6%, compared to the first quarter of 2012.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  Digital revenue was $0.9 million in the first quarter of 2013, an increase of 110.3%, compared to $0.4 million in the first quarter of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in the first quarter of 2013 were $7.1 million, an increase of $3.3 million, or 84.3%, compared to $3.8 million in the first quarter of 2012.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue related to the NewsChannel 5 acquisition.  Total television expenses in the first quarter of 2013 increased $9.5 million, or 37.2%, compared to the first quarter of 2012, primarily due to the inclusion of expenses from the NewsChannel 5 acquisition in the prior year as well as increases in employee-related expenses, network programming expenses, affiliate fee amortization and IT system fees.  On a same station basis, operating earnings decreased $0.4 million, or 10.9%, and total television expenses increased $2.7 million, or 10.4%, compared to the first quarter of 2012.

Revenue from our radio stations in the first quarter of 2013 was $15.9 million, an increase of $1.0 million, or 6.7%, compared to $14.9 million in the first quarter of 2012.  We experienced revenue increases in six of our eight radio markets.  On a consolidated basis, local advertising revenue increased $0.9 million, or 7.2% and other revenue increased $0.1 million, or 21.8% compared to the first quarter of 2012.  On a same station basis, local advertising revenue increased $0.4 million, or 3.3% and other revenue increased $0.1 million, or 18.6% compared to the first quarter of 2012.  On both a consolidated and same station basis, national advertising revenue was $1.4 million in both the first quarter of 2013 and the first quarter of 2012, and political and issue advertising revenue was $0.1 million in both the first quarter of 2013 and the first quarter of 2012.

Index

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the retail, packaged goods and education categories, partially offset by decreases in the communications, media and automotive categories.  On a consolidated basis, automotive advertising represented 14.9% of radio advertising revenue in the first quarter of 2013 compared to 16.2% in the first quarter of 2012.  Automotive advertising revenue was $2.4 million in both the first quarter of 2013 and the first quarter of 2012.  On a same station basis, automotive advertising revenue represented 15.2% of radio advertising revenue in the first quarter of 2013, and decreased $0.1 million, or 3.9%, compared to the first quarter of 2012.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue was $0.6 million in the first quarter of 2013, an increase of 35.4%, compared to $0.4 million in the first quarter of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the first quarter of 2013 were $2.4 million, a decrease of $0.5 million, or 15.3%, compared to $2.9 million in the first quarter of 2012.  The decrease in operating earnings was primarily due to the increase in operating expenses, partially offset by the increase in advertising revenue.  Total radio expenses in the first quarter of 2013 increased $1.5 million, or 11.9%, compared to the first quarter of 2012, primarily due to the inclusion of expense from acquisitions in the prior year as well as increases in employee-related expenses, barter programming and IT system fees.  On a same station basis, operating earnings decreased $0.6 million, or 19.3%, and total radio expenses increased $1.0 million, or 8.1%, compared to the first quarter of 2012.  Throughout 2013, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Publishing

Revenue from publishing in the first quarter of 2013 was $36.6 million, a decrease of $1.4 million, or 3.8%, compared to $38.0 million in the first quarter of 2012.  Operating earnings from publishing were $0.9 million in the first quarter of 2013, an increase of $0.2 million, or 17.3%, compared to $0.7 million in the first quarter of 2012.

The following table presents our publishing revenue by category and operating earnings for the first quarter of 2013 and the first quarter of 2012:

	2013			2012

		Community			Community		Percent
	Daily	Newspapers		Daily	Newspapers		Change
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Total
	(dollars in millions)
Advertising revenue:
Retail	$12.2	$1.4	$13.6	$11.7	$3.2	14.9	(8.2)%
Classified	3.2	0.4	3.6	3.6	0.6	4.2	(13.5)
National	0.6	-	0.6	0.8	-	0.8	(27.4)
Total advertising revenue	16.0	1.8	17.8	16.1	3.8	19.9	(10.0)
Circulation revenue	12.0	0.4	12.4	12.3	0.4	12.7	(2.7)
Other revenue	5.1	1.3	6.4	4.6	0.8	5.4	16.2
Total revenue	$33.1	$3.5	$36.6	$33.0	$5.0	$38.0	(3.8)%

Operating earnings	$0.8	$0.1	$0.9	$0.9	$(0.2)	$0.7	17.3%

Advertising revenue accounted for 48.8% of total publishing revenue in the first quarter of 2013 compared to 52.2% in the first quarter of 2012.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their spending across most of our advertising revenue categories.  In addition, due to the changing mix of revenue categories, frequency and placement of advertising in the newspaper, and custom programs to drive market share, we continued to see decreases in the average rate per inch of advertising in the first quarter of 2013.

Retail advertising revenue in the first quarter of 2013 was $13.6 million, a decrease of $1.3 million, or 8.2%, compared to $14.9 million in the first quarter of 2012.  At our daily newspaper, retail advertising revenue increased $0.5 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to targeted programs designed to grow share from retail advertisers.  We continue to believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  These trends persisted in our community newspapers business.  The $1.8 million decrease in retail advertising revenue at our community newspapers business was primarily due to decreases as a result of the sale of the northern Wisconsin community publications in the fourth quarter of 2012.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the first quarter of 2013 compared to the first quarter of 2012.  Classified advertising revenue in the first quarter of 2013 was $3.6 million, a decrease of $0.6 million, or 13.5%, compared to $4.2 million in the first quarter of 2012.  At our daily newspaper, classified advertising revenue decreased $0.4 million, or 10.9%, in the first quarter of 2013 compared to the first quarter of 2012.  The revenue decreases were led by the employment and automotive categories.  At our community newspapers business, classified advertising revenue decreased $0.2 million, or 29.0%, in the first quarter of 2013 as compared to the first quarter of 2012 as a result of the sale of the northern Wisconsin community publications in the fourth quarter of 2012.

Index

The total decrease in automotive advertising running in both classified and retail categories at our daily newspaper in the first quarter of 2013 was $0.1 million, or 15.5%, compared to the first quarter of 2012, primarily due to a decrease in classified ROP advertising revenue.

Total retail and classified digital advertising revenue at our daily newspaper was $2.9 million in the first quarter of 2013, an increase of $0.3 million, or 12.6%, compared to $2.6 million in the first quarter of 2012.  Digital retail advertising revenue increased 23.9% compared to the first quarter of 2012, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 7.6% compared to the first quarter of 2012 due to a decrease in print advertising revenue tied to digital advertisements.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.6 million in the first quarter of 2013, a decrease of $0.2 million, or 27.4%, compared to $0.8 million in the first quarter of 2012.  The decrease was primarily due to a decrease in ROP and preprint advertising in the financial business services and healthcare categories, respectively.

Circulation revenue accounted for 33.8% of total publishing revenue in the first quarter of 2013 compared to 33.4% in the first quarter of 2012.  Circulation revenue was $12.4 million in the first quarter of 2013, a decrease of $0.3 million, or 2.7%, compared to $12.7 million in the first quarter of 2012.  At our daily newspaper, circulation revenue of $12.0 million in the first quarter of 2013 decreased $0.3 million compared to $12.3 million in the first quarter of 2012, primarily due to a decline in circulation volume.  At our community newspapers business, circulation revenue was $0.4 million in both the first quarter of 2013 and the first quarter 2012.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers, accounted for 17.4% of total publishing revenue in the first quarter of 2013 compared to 14.4% in the first quarter of 2012.  Other revenue was $6.4 million in the first quarter of 2013, an increase of $1.0 million, or 16.2%, compared to $5.4 million in the first quarter of 2012. Commercial printing revenue at the daily newspaper increased $0.3 million in the first quarter of 2013 compared to the first quarter of 2012, driven by a new customer.  Other revenue within our community newspaper group increased $0.5 million in the first quarter of 2013 compared to the first quarter of 2012 due to new print contracts with the new owners of our recently divested northern Wisconsin community publications.

Publishing operating earnings in the first quarter of 2013 were $0.9 million, an increase of $0.2 million, or 17.3%, compared to $0.7 million in the first quarter of 2012.  The increase in operating earnings was primarily due the impact from the sale of our northern Wisconsin community publications in the fourth quarter of 2012 and increased revenue at our daily newspaper.  Total expenses decreased $1.6 million the first quarter of 2013 as compared to the first quarter of 2012, primarily due to $2.0 million of expense savings from the sale of the northern Wisconsin community publications in the fourth quarter of 2012, which was partially offset by increased commercial printing expenses at both our daily newspaper and community newspapers business.  Total newsprint and paper costs for our publishing businesses were $3.8 million in both the first quarter of 2013 and the first quarter of 2012.  There was a 0.8% increase in newsprint consumption, which offset a 2.5% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  Revenue and expense eliminations were $0.1 million in both the first quarter of 2013 and the first quarter of 2012.  The unallocated expenses were $1.9 million in the first quarter of 2013, an increase of $0.2 million compared to $1.7 million in the first quarter of 2012.

Other Income and Expense and Taxes

Interest income was minimal in both the first quarter of 2013 and the first quarter of 2012.  Interest expense was $2.1 million in the first quarter of 2013 compared to $0.7 million in the first quarter of 2012.  The increase in interest expense was due interest on the unsecured subordinated promissory notes issued during the third quarter of 2012 and the increase in long-term notes payable to banks from our acquisition of NewsChannel 5 occurring in the fourth quarter of 2012.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million both in the first quarter of 2013 and the first quarter of 2012.

Our effective tax rate was 40.0% in the first quarter of 2013 compared to 41.8% in the first quarter of 2012.  The decrease in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the revaluation of our state deferred tax asset based on 2012 acquisitions and the reversal of a prior audit reserve.

Index

Net Earnings

Our net earnings in the first quarter of 2013 were $3.8 million, an increase of $0.9 million, or 29.9%, compared to $2.9 million in the first quarter of 2012.  The increase was due to the increase in operating earnings from continuing operations for the reasons described above and the decrease in interest expense, partially offset by the increase in the provision for income taxes and the increase in interest expense.

Earnings per Share for Class A and B Common Stock

In the first quarter of 2013, basic and diluted net earnings per share of class A and B common stock were $0.08 for both.  This compared to $0.05 for both in the first quarter of 2012.

Liquidity and Capital Resources

Our cash balance was $2.1 million as of March 31, 2013.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $122.8 million as of March 31, 2013 will meet our current needs.  In connection with the acquisition of NewsChannel 5 Network, LLC in 2012, we amended the credit agreement to permit the acquisition and increase the total borrowing capacity to $350.0 million.  During the first quarter of 2013, we reduced our notes payable to banks by $6.7 million.  We expect to continue to pay down our notes payable to banks, selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we have initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of March 31, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $77.2 million, and the outstanding principal amount of term loans drawn under the credit agreement was $146.2 million.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.

Our obligations under the credit agreement are currently guaranteed by certain of our subsidiaries.  Subject to certain exceptions, the credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends.

As of March 31, 2013, we are in compliance with the financial covenants of the senior secured credit facilities.  The senior secured credit facilities contain the following financial covenants, which remain constant over the term of the agreement:

•
A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.  As of March 31, 2013, our consolidated funded debt ratio was 2.22-to-1.

•
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.  As of March 31, 2013, our interest coverage ratio was 18.32-to-1.

Index

As of March 31, 2013 and December 30, 2012, we had borrowings of $223.4 million and $230.1 million, respectively, under our credit facilities at a current effective blended interest rate of 2.21% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $4.5 million, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at March 31, 2013 to be $218.0 million, based on discounted cash flows using an interest rate of 2.80%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224.8 million, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, including with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

We estimate the fair value of the subordinated notes at March 31, 2013 to be $16.2 million, based on discounted cash flows using an interest rate of 6.59%.  We estimated the fair value of the subordinated notes at December 30, 2012 to be $16.2 million, based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of March 31, 2013, $15.9 million of the subordinated notes remains outstanding.

We have $1.9 million of standby letters of credit for business insurance purposes.

Workforce Reductions and Business Improvements

Our liability for separation benefits of $0.5 million as of March 31, 2013 will be paid during the next year.  The ongoing activity of our liability for separation benefits during the first quarter of 2013 was as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 30, 2012	Benefits	Benefits	March 31, 2013
	(dollars in millions)

Daily newspaper	$0.8	$-	$(0.3)	$0.5
Total	$0.8	$-	$(0.3)	$0.5

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares.  Our board of directors consistently reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the first quarter of 2013, we did not repurchase any shares of our class A common stock.  As of the end of the first quarter of 2013, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

On August 13, 2012, we repurchased all 3.3 million outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock.

Cash Flow

Continuing Operations

In the first quarter of 2013, we have used cash provided by operating activities to fund capital expenditures and reduce our debt.  In the first quarter of 2013, we reduced our notes payables to banks by $6.7 million while selectively adding back expense to invest in our employees, programming and products.

Index

Cash provided by operating activities was $8.7 million in the first quarter of 2013 compared to $8.3 million in the first quarter of 2012.  The increase was primarily due to increased net earnings.

Cash used for investing activities was $2.5 million in the first quarter of 2013 compared to $2.3 million in the first quarter of 2012.  Capital expenditures were $2.5 million in the first quarter of 2013 compared to $2.8 million in the first quarter of 2012.  Our capital expenditures in the first quarter of 2013 were primarily at our broadcasting business for high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the first quarter of 2012, the $0.5 million notes receivable from the sale of the Clearwater, Florida based operations of PrimeNet were paid in full.

Cash used for financing activities was $6.5 million in the first quarter of 2013 compared to $6.2 million in the first quarter of 2012.  Borrowings under our credit facility in the first quarter of 2013 were $43.0 million and we made payments of $49.7 million, reflecting a $6.7 million decrease in our notes payable to banks, compared to borrowings of $27.3 million and payments of $30.9 million in the first quarter of 2012, reflecting a $3.6 million decrease in our notes payable to banks.

New Accounting Standards

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements:  (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We adopted this guidance in the first quarter of 2013.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 30, 2012.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the first quarter ended March 31, 2013:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2012 to January 27, 2013	-		-	-	$37,353,739
January 28, 2013 to February 24, 2013	45,023	(3)	-	-	$37,353,739
February 25, 2013 to March 31, 2013	19,345	(4)	-	-	$37,353,739

(1)	Represents shares of our class A common stock.
(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(3)
Represents 45,023 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

(4)
Represents 19,345 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at March 25, 2013 and December 30, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the First Quarter Ended March 31, 2013 and March 25, 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the First Quarter Ended March 31, 2013 and March 25, 2012; (iv) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 31, 2013; (v) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 25, 2012; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the First Quarter Ended March 31, 2013 and March 25, 2012; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: May 3, 2013	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: May 3, 2013	/s/ Andre J. Fernandez
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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at March 25, 2013 and December 30, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the First Quarter Ended March 31, 2013 and March 25, 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the First Quarter Ended March 31, 2013 and March 25, 2012; (iv) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 31, 2013; (v) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 25, 2012; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the First Quarter Ended March 31, 2013 and March 25, 2012; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.