Form 10-Q
period 2013-06-30
JOURNAL COMMUNICATIONS INC
filed 2013-08-01
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________   to ________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2013:

Class	Outstanding at July 25, 2013
Class A Common Stock	44,439,342
Class B Common Stock	6,490,753
Class C Common Stock	--

JOURNAL COMMUNICATIONS, INC.

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$2,430
Receivables, net	62,106	65,265
Inventories, net	2,699	2,944
Prepaid expenses and other current assets	4,724	3,980
Syndicated programs	2,391	2,446
Deferred income taxes	2,758	3,053
TOTAL CURRENT ASSETS	76,576	80,118

Property and equipment, at cost, less accumulated depreciation of $257,634 and $247,782, respectively	166,528	171,354
Syndicated programs	4,422	5,200
Goodwill	124,430	125,818
Broadcast licenses	135,409	129,566
Other intangible assets, net	61,211	62,734
Deferred income taxes	38,051	43,019
Other assets	6,763	7,994
TOTAL ASSETS	$613,390	$625,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,211	$26,861
Accrued compensation	8,916	10,715
Accrued employee benefits	6,260	5,155
Deferred revenue	16,099	16,277
Syndicated programs	2,234	2,686
Accrued income taxes	1,433	3,756
Other current liabilities	5,344	6,821
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term liabilities	88	126
TOTAL CURRENT LIABILITIES	66,241	75,053

Accrued employee benefits	91,558	92,907
Syndicated programs	4,766	5,477
Long-term notes payable to banks	215,450	230,095
Unsecured subordinated notes payable	13,279	13,279
Other long-term liabilities	3,788	3,491
Equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares outstanding at June 30, 2013 and December 30, 2012	-	-
Common stock, $0.01 par:
Class C - no shares authorized; issued and outstanding: no shares at June 30, 2013 and December 30, 2012	-	-
Class B - authorized 120,000,000 shares; issued and outstanding: 6,613,734 shares at June 30, 2013 and 6,905,955 shares at December 30, 2012	60	63
Class A - authorized 170,000,000 shares; issued and outstanding: 44,297,133 shares at June 30, 2013 and 43,750,920 shares at December 30, 2012	443	438
Additional paid-in capital	256,067	254,437
Accumulated other comprehensive loss	(54,958)	(55,739)
Retained earnings	16,696	6,302
TOTAL EQUITY	218,308	205,501
TOTAL LIABILITIES AND EQUITY	$613,390	$625,803

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenue:
Broadcasting	$62,904	$54,542	$121,074	$98,916
Publishing	38,398	41,053	74,978	79,074
Corporate eliminations	(91)	(88)	(145)	(217)
Total revenue	101,211	95,507	195,907	177,773

Operating costs and expenses:
Broadcasting	29,976	22,970	58,178	45,396
Publishing	25,249	26,354	50,302	52,506
Corporate eliminations	(88)	(88)	(142)	(217)
Total operating costs and expenses	55,137	49,236	108,338	97,685

Selling and administrative expenses	32,962	32,811	66,001	60,888
Total operating costs and expenses and selling and administrative expenses	88,099	82,047	174,339	158,573

Operating earnings	13,112	13,460	21,568	19,200

Other income and (expense):
Interest income	-	6	-	11
Interest expense	(1,907)	(684)	(4,040)	(1,417)
Other	(188)	-	(188)	-
Total other income and (expense)	(2,095)	(678)	(4,228)	(1,406)

Earnings from continuing operations before income taxes	11,017	12,782	17,340	17,794

Provision for income taxes	4,416	5,171	6,946	7,264

Net earnings	$6,601	$7,611	$10,394	$10,530

Earnings per share:
Basic - Class A and B common stock:	$0.13	$0.13	$0.21	$0.18
Diluted - Class A and B common stock:	$0.13	$0.13	$0.21	$0.18
Basic and diluted - Class C common stock:	$-	$0.28	$-	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Second Quarter Ended		Two Quarters Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Net earnings	$6,601	$7,611	$10,394	$10,530

Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax of $249, $250, $497 and $501, respectively	390	386	781	770

Comprehensive income	$6,991	$7,997	$11,175	$11,300

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Two Quarters Ended June 30, 2013
(in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Retained
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 30, 2012	$-	$-	$63	$438	$254,437	$(55,739)	$6,302	$205,501

Net earnings							3,793	3,793
Comprehensive income, net of tax						391		391
Issuance of shares:
Conversion of class B to class A			(3)	2				(1)
Stock grants			2		16			18
Employee stock purchase plan					144			144
Shares withheld from employees for tax withholding					(371)			(371)
Stock-based compensation					553			553
Income tax benefits from vesting of restricted stock					57			57
Other					533			533

Balance at March 31, 2013	$-	$-	$62	$440	$255,369	$(55,348)	$10,095	$210,618

Net earnings							6,601	6,601
Comprehensive income, net of tax						390		390
Issuance of shares:
Conversion of class B to class A			(3)	3				-
Stock grants			1		334			335
Shares withheld from employees for tax withholding					(11)			(11)
Stock-based compensation					372			372
Income tax benefits from vesting of restricted stock					3			3

Balance at June 30, 2013	$-	$-	$60	$443	$256,067	$(54,958)	$16,696	$218,308

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Two Quarters Ended June 24, 2012
 (in thousands, except per share amounts)

	Preferred	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Non- controlling
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	Total

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$206,188

Net earnings							2,919		2,919
Comprehensive income, net of tax						384			384
Class C minimum dividends ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants			3		15				18
Employee stock purchase plan					148				148
Shares purchased and retired				(6)	(2,926)				(2,932)
Shares withheld from employees for tax withholding			(1)		(507)				(508)
Stock-based compensation					278				278
Income tax benefits from vesting of restricted stock					255				255

Balance at March 25, 2012	$-	$33	$66	$434	$254,815	$(52,598)	$2,372	$1,164	$206,286

Net earnings							7,611		7,611
Comprehensive income, net of tax						386			386
Class C minimum dividends ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(1)	1					-
Stock grants			1		309				310
Shares purchased and retired				(1)	(632)				(633)
Shares withheld from employees for tax withholding					(8)				(8)
Stock-based compensation					350				350
Income tax benefits from vesting of restricted stock					(3)				(3)

Balance at June 24, 2012	$-	$33	$66	$434	$254,831	$(52,212)	$9,519	$1,164	$213,835

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 30, 2013	June 24, 2012
Cash flow from operating activities:
Net earnings	$10,394	$10,530
Adjustments for non-cash items:
Depreciation	10,167	10,665
Amortization	1,523	949
Provision for doubtful accounts	130	141
Deferred income taxes	5,359	5,613
Non-cash stock-based compensation	1,292	956
Net (gain) loss from disposal of assets	(27)	16
Impairment of long-lived assets	238	-
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	3,029	1,291
Inventories	245	(1,070)
Accounts payable	(3,650)	951
Other assets and liabilities	(3,543)	(2,828)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,157	27,214

Cash flow from investing activities:
Capital expenditures for property and equipment	(5,580)	(5,134)
Proceeds from sales of assets	28	36
Proceeds from sales of businesses	-	484
Acquisition of business	(5,655)	-
NET CASH USED FOR INVESTING ACTIVITIES	(11,207)	(4,614)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	96,565	46,670
Payments on long-term notes payable to banks	(111,210)	(66,615)
Principal payments under capital lease obligations	(31)	(177)
Proceeds from issuance of common stock, net	129	134
Income tax benefits from vesting of restricted stock	65	289
Redemption of common stock, net	-	(3,068)
NET CASH USED FOR FINANCING ACTIVITIES	(14,482)	(22,767)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(532)	(167)

Cash and cash equivalents:
Beginning of year	2,430	2,418
At June 30, 2013 and June 24, 2012	$1,898	$2,251

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet at December 30, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the second quarter and two quarters ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 29, 2013.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2012.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.  The fourth quarterly reporting period in our 2012 fiscal year consisted of 14 weeks.

3	NEW ACCOUNTING STANDARDS

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic and diluted earnings per share as of June 30, 2013 for class A and B common stock:

	Second Quarter Ended	Two Quarters Ended
	June 30, 2013	June 30, 2013

Net earnings	$6,601	$10,394

Weighted average shares outstanding - Class A and B:
Basic	50,247	50,188
Impact of non-vested restricted shares and performance-based restricted stock units	216	249
Adjusted weighted average shares outstanding - Class A and B	50,463	50,437

Net earnings per share:
Basic - Class A and B common stock:	$0.13	$0.21
Diluted - Class A and B common stock:	$0.13	$0.21

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share as of June 24, 2012 under the two-class method:

	Second Quarter Ended	Two Quarters Ended
	June 24, 2012	June 24, 2012

Numerator for basic net earnings for each class of common stock:
Net earnings	$7,611	$10,530
Less dividends:
Class A and B	-	-
Minimum class C	464	928
Non-vested restricted stock	-	-
Total undistributed net earnings	$7,147	$9,602

Undistributed net earnings:
Class A and B	$6,670	$8,946
Class C	435	581
Non-vested restricted stock	42	75
Total undistributed net earnings	$7,147	$9,602

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-	$-
Class A and B undistributed net earnings	6,670	8,946
Numerator for basic net earnings per class A and B common stock	$6,670	$8,946

Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$464	$928
Class C undistributed net earnings	435	581
Numerator for basic net earnings per class C common stock	$899	$1,509

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,023	50,190
Class C	3,264	3,264

Basic net earnings per share:
Class A and B	$0.13	$0.18
Class C	$0.28	$0.46

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share as of June 24, 2012 for class A and B common stock:

	Second Quarter Ended	Two Quarters Ended
	June 24, 2012	June 24, 2012

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-
Total undistributed earnings	6,670	8,946
Net earnings	$6,670	$8,946

Denominator for diluted net earnings per share:
Weighted average shares outstanding	50,023	50,190

Diluted net earnings per share	$0.13	$0.18

For the second quarter and two quarters of 2013, 639 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.  Diluted earnings per share for the class C common stock is the same as basic earnings per share for class C common stock because there are no class C common stock equivalents.

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

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038, pending FCC rule changes and approval.  In May 2012, we filed an application with the FCC to convert the local marketing agreement into an ownership interest through a failed station waiver, which was pending approval.  Under the affiliation agreement, ACE TV, Inc. provided the programming for WACY-TV and we sold advertising time, provided all other television operating activities and owned certain assets used by WACY-TV.  Based on our power to direct certain activities and our right to ultimately acquire certain additional assets, including the broadcast license, we determined that ACE TV, Inc. was a variable interest entity (VIE) and that we were the primary beneficiary of the variable interests of WACY-TV.  As a result, we consolidated the net assets of ACE TV, Inc., aggregating $1,164 which consisted primarily of a broadcast license and investments.  The investments of ACE TV, Inc. could be used only to settle obligations of ACE TV, Inc.  Creditors of ACE TV, Inc. had no recourse to our general credit.  We did not provide financial or other support that we were not contractually required to provide.  On October 22, 2012, we closed on the acquisition of the remaining assets used in the operation of WACY-TV from ACE TV, Inc.  The affiliate agreement was terminated, and ACE TV, Inc. is no longer a VIE.

6      INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of June 30, 2013 and December 30, 2012 consisted of the following:

	June 30, 2013	December 30, 2012

Paper and supplies	$2,724	$2,950
Work in process	54	84
Less obsolescence reserve	(79)	(90)
Inventories, net	$2,699	$2,944

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multiple Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at June 30, 2013 and December 30, 2012 was $2,287 and $2,468, respectively.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Group, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.  The notes receivable balance at June 30, 2013 and December 30, 2012 was $662 and $772, respectively.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

8	IMPAIRMENT OF LONG-LIVED ASSETS

Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  During the two quarters of 2013, we recorded a property impairment charge of $238 at our broadcasting segment, representing the excess of indicated fair value over the carrying value of the assets held for sale.  Fair value was determined pursuant to an offer to purchase the property.  This fair value measurement is considered a level 2 measurement under the fair value hierarchy.  The charges are reported in selling and administrative expenses in the consolidated statement of operations.

In June 2013, one of Journal’s broadcast towers in Wichita, Kansas was extensively damaged as the result of a storm. The Company is in discussions with its insurers as to insurance proceeds to which the Company believes it is entitled. Insurance proceeds received under the Company’s property damage claim are being deferred pending final settlement of the claim. The Company expects to record a gain in the second half of 2013, representing the difference between the property insurance settlement on the tower and the carrying value of the tower at the time of the storm. The amount and timing of any potential gain will be dependent on final repair and/or replacement costs and the related adjudication of the Company’s insurance claim with its carriers.

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of June 30, 2013.

Amortization expense was $761 and $1,523 for the second quarter and two quarters ended June 30, 2013, respectively and $568 and $949 for the second quarter and two quarters ended June 24, 2012.  Estimated amortization expense for our next five fiscal years is $3,102 for 2013, $3,008 for 2014, and $2,999 for 2015, 2016 and 2017.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 30, 2013 and December 30, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2013
Network affiliation agreements	$70,430	$(10,911)	$59,519
Customer lists	4,209	(3,656)	553
Non-compete agreements	8,710	(8,707)	3
Other	2,726	(1,590)	1,136
Total	$86,075	$(24,864)	$61,211

December 30, 2012
Network affiliation agreements	$70,430	$(9,499)	$60,931
Customer lists	4,209	(3,583)	626
Non-compete agreements	8,710	(8,701)	9
Other	2,726	(1,558)	1,168
Total	$86,075	$(23,341)	$62,734

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses as of June 30, 2013 and December 30, 2012 was $135,409 and $129,566, respectively.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
Goodwill recorded at our broadcasting and community newspapers reporting units was $122,884 and $2,934, respectively, as of December 30, 2012.  Broadcasting goodwill related to the NewsChannel 5 Network, LLC (NewsChannel 5) acquisition in December 2012 was adjusted $1,500 during the first quarter of 2013.  In addition, we recorded $112 of goodwill in connection with our purchase of WNOX 100.3 FM (see Note 10) in the second quarter of 2013.  As of June 30, 2013, we have $121,496 of goodwill recorded at our broadcasting reporting unit and $2,934 of goodwill recorded at our community newspapers reporting unit.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e. market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

10	ACQUISITIONS AND DIVESTITURES

On May 3, 2013, Journal Broadcast Group, Inc., a subsidiary of Journal Communications, Inc., completed the asset purchase of 100.3 WNOX FM (WNOX), licensed to Oak Ridge, Tennessee, in the Knoxville, Tennessee, market from Oak Ridge FM, Inc., for $5,955.  Journal Broadcast Group now owns four radio stations in Knoxville.  The estimated goodwill of $112 arising from the acquisition is attributable to the synergies expected from aligning WNOX with our cluster of radio stations within the Knoxville market.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10	ACQUISITIONS AND DIVESTITURES (continued)

The estimated fair values of identifiable assets acquired and liabilities assumed for WNOX at the acquisition date are as follows:

WNOX FM Knoxville, TN
Goodwill	$112
Broadcast licenses	5,843
Total purchase price	$5,955

At June 30, 2013, we are still finalizing the valuation of the acquired intangible assets.  Final determination of the values of the assets acquired may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

The WNOX broadcast licenses expire in 2020. We expect to renew both licenses without issue. The goodwill and broadcast license which we acquired are not subject to amortization for financial reporting purposes, but are expected to be entirely deductible for income tax purposes.

The acquisition was accounted for using the purchase method. The operating results and cash flows of the acquired business are included in our consolidated financial statements from May 3, 2013, the effective date we acquired control of WNOX.

11	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the second quarter and two quarters of 2013, we recorded a pre-tax charge of $716 and $748 for workforce separation benefits in our broadcasting and publishing operations.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the two quarters of 2013 is as follows:

	Balance as of December 30, 2012	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of June 30, 2013

Broadcasting	$-	$56	$-	$56
Publishing	809	692	(612)	889
Total	$809	$748	$(612)	$945

12	INCOME TAXES

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

As of June 30, 2013, our liability for unrecognized tax benefits was $753, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of June 30, 2013, we had $233 accrued for interest expense and penalties.  During the second quarter of 2013, we recognized $6 in net tax expense and related interest.

As of June 30, 2013, it is reasonably possible for $87 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

13	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of June 30, 2013, our potential obligation pursuant to the guarantee was $637, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits		Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Service cost	$-	$-	$-	$-
Interest cost	1,753	1,894	3,506	3,788
Expected return on plan assets	(1,831)	(2,113)	(3,662)	(4,227)
Amortization of:
Unrecognized prior service cost	(2)	(2)	(5)	(5)
Unrecognized net loss	696	509	1,393	1,019
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$616	$288	$1,232	$575

We have generally funded our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first quarter of 2013, we contributed $400 to our qualified defined benefit pension plan and non-qualified pension plan.  Based on the current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we have made total contributions of $2,710 to our qualified defined benefit pension plan in 2013, of which $910 was the minimum amount required and $1,800 was a voluntary additional payment. In the two quarters of 2013, we contributed $400, and we contributed the remaining $2,310 in July 2013.  We expect to contribute $476 to our unfunded non-qualified pension plan in 2013.

	Other Postretirement Benefits		Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Service cost	$14	$4	$28	$7
Interest cost	95	157	190	315
Amortization of:
Unrecognized prior service cost	(55)	(54)	(110)	(109)
Unrecognized net loss	-	47	-	94
Unrecognized net transition obligation	-	136	-	272
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$54	$290	$108	$579

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

15	NOTES PAYABLE

Long-term Notes Payable to Banks

During 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of June 30, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $72,950, and the outstanding principal amount of term loans drawn under the credit agreement was $142,500.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.  The second quarter pricing spread above LIBOR was 200.0 basis points.

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

As of June 30, 2013 and December 30, 2012, we had borrowings of $215,450 and $230,095, respectively, under our credit facilities at currently effective blended interest rates of 2.25% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $4,251, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at June 30, 2013 to be $206,682, based on discounted cash flows using an interest rate of 3.28%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224,752, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled remaining minimum principal repayments of the secured term loan facility as of June 30, 2013 are $7,500 in 2013, $15,000 in 2014, $15,000 in 2015, $15,000 in 2016 and $90,000 thereafter.

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

We estimate the fair value of the subordinated notes at June 30, 2013 to be $15,955, based on discounted cash flows using an interest rate of 7.13%.  We estimated the fair value of the subordinated notes at December 30, 2012 to be $16,188, based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of June 30, 2013 and December 30, 2012, $15,935 of the subordinated notes remains outstanding.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of June 30, 2013, there were 2,274 shares available for issuance under the 2007 Plan.

During the second quarter and two quarters ended June 30, 2013 we recognized $722 and $1,292 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 30, 2013 was $289 and $517.  During the second quarter and two quarters ended June 24, 2012, we recognized $669 and $974, respectively, in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 24, 2012 was $271 and $397, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of June 30, 2013, total unrecognized compensation cost related to stock-based compensation awards was $2,593, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.6 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during the two quarters of 2013 is:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 30, 2012	538	$5.30
Granted	225	6.39
Vested	(269)	5.29
Forfeited	(7)	5.44
Non-vested at June 30, 2013	487	5.81

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the two quarters of 2013 was $1,421.  There was an aggregate of 241 unrestricted and non-vested restricted stock grants issued to our non-employee directors (79 shares) and employees (162 shares) in the two quarters of 2012 at a weighted average fair value of $4.92 per share, of which 140 of the non-vested restricted shares have since vested.

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

A summary of stock grant activity during the two quarters of 2013 is:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 30, 2012	77	$5.59
Granted	74	6.33
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2013	151	5.95

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the two quarters of 2013 is:

	SARS	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

December 30, 2012
Outstanding and exercisable	1,083	$11.26	4.6

June 30, 2013
Outstanding and exercisable	1,083	$11.49	4.1

All SARs have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the second quarter of 2013 is zero because the fair market value of our class B common stock on June 30, 2013 was lower than the respective exercise price of the SARs.

Employee Stock Purchase Plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 27 class B common shares sold to employees under this plan in the two quarters of 2013 at a weighted average fair value of $4.87.  As of June 30, 2013, there are 2,180 shares available for sale under the plan.

17	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599.  The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly.  One of the unsecured subordinated promissory notes, with a principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5% of the issued and outstanding shares of our class B common stock.  David G. Meissner, who was a member of our Board of Directors until May 7, 2013, is a beneficiary and trustee of this trust.  An additional three of the unsecured subordinated promissory notes, with an aggregate principal amount of $752, were issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves as trustee.  All four of these notes are payable in six equal annual installments on September 30 of each of 2013, 2014, 2015, 2016, 2017 and 2018.  Of the $6,246 paid in cash for the repurchase, $2,042 went to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves as trustee.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

18	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, for the first two quarters of 2013 are as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	391	391
Net other comprehensive income (loss)	391	391
Balance as of March 31, 2013	$(55,348)	$(55,348)

Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	390	390
Net other comprehensive income (loss)	390	390
Balance as of June 30, 2013	$(54,958)	$(54,958)

The reclassification of accumulated other comprehensive loss for the second quarter and two quarters ended June 30, 2013 is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
	Second Quarter Ended	Two Quarters Ended
	June 30, 2013	June 30, 2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss	$(639)[1]	$(1,278)[2]
Income tax expense	249	497
Total reclassifications for the period	$(390)	$(781)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 “Employee Benefit Plans” for more information. Of the costs, $108 is included in broadcasting operating costs and expenses, $288 is included in publishing operating costs and expenses, and $243 is included in selling and administrative expenses.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 “Employee Benefit Plans” for more information. Of the costs, $216 is included in broadcasting operating costs and expenses, $588 is included in publishing operating costs and expenses, and $474 is included in selling and administrative expenses.

19	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 15 television stations and 35 radio stations in 12 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community newspapers, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the second quarter and two quarters ended June 30, 2013 and June 24, 2012 and identifiable total assets as of June 30, 2013 and December 30, 2012:

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

19	SEGMENT REPORTING continued

	Second Quarter Ended		Two Quarters Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Revenue
Broadcasting	$62,904	$54,542	$121,074	$98,916
Publishing	38,398	41,053	74,978	79,074
Corporate eliminations	(91)	(88)	(145)	(217)
	$101,211	$95,507	$195,907	$177,773

Operating earnings (loss)
Broadcasting	$12,327	$13,129	$21,848	$19,838
Publishing	3,065	2,413	3,938	3,157
Corporate	(2,280)	(2,082)	(4,218)	(3,795)
	$13,112	$13,460	$21,568	$19,200

Depreciation and amortization
Broadcasting	$3,903	$3,293	$7,860	$6,377
Publishing	1,738	2,434	3,485	4,906
Corporate	173	166	345	331
	$5,814	$5,893	$11,690	$11,614

Capital expenditures
Broadcasting	$1,835	$1,789	$3,615	$4,307
Publishing	1,185	278	1,933	370
Corporate	30	220	32	457
	$3,050	$2,287	$5,580	$5,134

	June 30, 2013	December 30, 2012
Identifiable total assets
Broadcasting	$476,859	$523,179
Publishing	98,755	104,162
Corporate (1)	37,776	(1,538)
	$613,390	$625,803

(1)	In the second quarter of 2013, we revised our internal management reports to allocate deferred income tax assets entirely to our Corporate segment.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the second quarter and two quarters ended June 30, 2013, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 30, 2012.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2012, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report):

•	changes in network affiliation agreements, including increased costs;
•	the availability of quality broadcast programming at competitive prices;
•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when programs are made available to our viewers;
•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;
•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;
•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total or changes in spectrum allocation policies);
•	changes in advertising demand or the buying strategies of advertisers or the migration of advertising to the internet;
•	changes in newsprint prices and other costs of materials;
•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;
•	an other than temporary decline in operating results and enterprise value that could lead to further non-cash impairment charges due to the impairment of goodwill, broadcast licenses, other intangible assets and property, plant and equipment;
•	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;
•	our ability to remain in compliance with the terms of our credit agreement;
•            changes in interest rates or statutory tax rates;
•            the outcome of pending or future litigation;
•            energy costs;
•	the availability and effect of acquisitions, investments, dispositions and other capital expenditures including share repurchases on our results of operations, financial condition or stock price; and
•            changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Index
Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 12 states, consists of 15 television stations and 35 radio stations.  Results from our digital media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin, as well as print facilities in West Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the broadcast industry is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The expected increased ratings during the Olympic time period, provide us the opportunity to sell advertising at premium rates.  Therefore, a decline in revenue during the odd-numbered years is typical and expected.

We had a retransmission agreement with Time Warner Cable Inc. (Time Warner Cable) covering television stations in four of our markets - Milwaukee, WI, Green Bay, WI, Omaha, NE and Palm Springs, CA, and approximately 13% of our total Multiple Video Programming Distributor (MVPD) subscribers.  This agreement expired June 30, 2013 and was subsequently extended through July 10, 2013.  Journal Broadcast Group offered an additional contract extension through July 31, 2013, though Time Warner Cable refused this extension.  Time Warner Cable removed carriage of our low power television station KPSE-LP in Palm Springs, CA, and dropped carriage of our multicast signals in several markets at midnight on July 10, 2013.  Under FCC retransmission consent rules, local, full-power television stations cannot be removed during a "sweeps" period.  As a result, our full-power television stations continued to be carried by Time Warner Cable through the end of the July "sweeps" period, which ended on July 24, 2013.  Since that date, Journal stations are no longer being carried by Time Warner Cable.

Our broadcast business continues to negotiate in good faith with Time Warner Cable.  Until an agreement is reached, our signals will continue to be broadcast over the air and carried by other MVPDs.  Our markets served by Time Warner Cable may experience the loss of retransmission revenue, lower ratings, and lower advertising revenue until and unless a new agreement is reached.

Revenue from our broadcasting businesses increased 15.3% or $8.4 million in the second quarter of 2013 compared to the second quarter of 2012. This is primarily due to a $10.8 million increase in revenue derived from Nashville NewsChannel 5, acquired in December 2012, and $1.4 million of incremental retransmission revenue.   Same-station (excluding Nashville NewsChannel5) net revenue declined $2.4 million, primarily driven by the $5.4 million in political and issue advertising revenue in 2012 that was not repeated in 2013.  An increase in national advertising revenue was driven by automotive and telecommunications categories.  An increase in local advertising revenue was driven by the automotive, medical, retail, and entertainment categories.  Total expenses from our broadcasting business increased 22.1%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the Nashville NewsChannel 5 acquisition in December.  Total expenses from same-stations increased 6.5% in the second quarter, and were attributable to increases in network fees, employee-related costs, and the impact of credits received from an industry-wide music licensing fee settlement in 2012.  Operating earnings from our broadcasting business of $12.3 million decreased $0.8 million in the second quarter of 2013 compared to the second quarter of 2012 due to a $5.4 million decline in high-margin political and issue advertising revenue, only partially offset by earnings from the acquisition of Nashville NewsChannel 5.

Over the past several years, fundamentals in the newspaper industry have deteriorated.  Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation volume declines and online competition have also negatively impacted newspaper industry revenues.

In the second quarter of 2013, our publishing businesses saw an improved advertising environment and increased commercial print revenue, while circulation revenue and commercial distribution revenue were lower due to volume declines.  Total retail advertising revenue declined $1.7 million primarily due to $2.0 million of prior year revenue from the northern Wisconsin community publications sold in December 2012 that offset daily newspaper advertising revenue increases.  At our daily newspaper, retail advertising revenue increased $0.4 million in the second quarter of 2013 compared to the first quarter of 2012, primarily due to a variety of special programs and initiatives.  Classified advertising revenue decreased in the second quarter of 2013 by $0.5 million compared to the second quarter of 2012.  The largest declines were in the employment and automotive categories at the daily newspaper, combined with $0.2 million year-over-year decline from the sale of the northern Wisconsin community publications in December 2012.  Publishing digital advertising revenue of $3.4 million increased 9.1%, primarily due to increases in retail sponsorships and other revenue; partially offset by declines in classified advertising revenue.  National advertising revenue decreased $0.1 million in the second quarter of 2013 due to a decrease in ROP and preprint advertising in the healthcare and financial business services categories.  Circulation revenue at our daily newspaper decreased $0.8 million in the second quarter of 2013 compared to the second quarter of 2012 due to a decline in circulation volume.  Commercial printing revenue at the daily newspaper increased $0.3 million in the second quarter of 2013 compared to the second quarter of 2013, driven by commercial print revenue increases from two customers.  Commercial distribution revenue decreased $0.3 million in the second quarter of 2013 compared to the second quarter of 2012 due to declines in distribution volume.  Other revenue within our community newspaper group increased $0.6 million in the second quarter of 2013 compared to the second quarter of 2012 due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.  Total expenses at our publishing businesses decreased $3.4 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to expense savings from the sale of the northern Wisconsin community publications; combined with savings at the daily paper in employee-related costs, materials and depreciation.  Operation earnings at our publishing business increased $0.7 million in the second quarter of 2013 compared to the second quarter of 2012 mainly due to ongoing expense savings initiatives, a decrease in depreciation expense, and savings in employee-related costs at the daily paper.

Index
Advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  In addition, recent consolidations within the television industry signal the importance of scale to the negotiation of both retransmission revenue with MVPDs and reverse compensation agreements with the networks.  We do not expect that revenues at our daily newspaper will return to revenue levels reported in 2012 or prior years given the secular changes affecting the newspaper industry.

In the second half of 2013, we will seek to grow our traditional and digital media, make capital investments in our businesses which we expect to positively impact revenue, and look for new acquisition opportunities within broadcast.  The execution of our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

Results of Operations

Second Quarter Ended June 30, 2013 compared to the Second Quarter Ended June 24, 2012

Our consolidated revenue in the second quarter of 2013 was $101.2 million, an increase of $5.7 million, or 6.0%, compared to $95.5 million in the second quarter of 2012.  Our consolidated operating costs and expenses in the second quarter of 2013 were $55.1 million, an increase of $5.9 million, or 12.0%, compared to $49.2 million in the second quarter of 2012.  Our consolidated selling and administrative expenses in the second quarter of 2013 were $33.0 million, an increase of $0.2 million, or 0.5%, compared to $32.8 million in the second quarter of 2012.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2013 and the second quarter of 2012:

		Percent of		Percent of
		Total		Total
	2013	Revenue	2012	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$62.9	62.2%	$54.5	57.1%
Publishing	38.4	37.9	41.1	43.0
Corporate eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total revenue	101.2	100.0	95.5	100.0

Total operating costs and expenses	55.1	54.4	49.2	51.5
Selling and administrative expense	33.0	32.6	32.8	34.4
Total operating costs and expenses and selling and administrative expenses	88.1	87.0	82.0	85.9
Total operating earnings	$13.1	13.0%	$13.5	14.1%

Revenue from our broadcasting businesses increased 15.3% or $8.4 million in the second quarter of 2013 compared to the second quarter of 2012. This is primarily due to a $10.8 million increase in revenue derived from acquired stations and $1.4 million of incremental retransmission revenue.   Same-station net revenue declined $2.4 million, primarily driven by the $5.4 million in political and issue advertising revenue in 2012 that wasn’t repeated in 2013.  An increase in national advertising revenue was driven by automotive and telecommunications categories.  An increase in local advertising revenue was driven by the automotive, medical, retail, and entertainment categories.  Total expenses from our broadcasting business increased 22.1%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to acquisitions.  Total expenses from same-stations increased 6.5% in the second quarter, and were attributable to increases in network fees, employee-related costs, and the impact of credits received from an industry-wide music licensing fee settlement in 2012.  Operating earnings from our broadcasting business of $12.3 million decreased $0.8 million in the second quarter of 2013 compared to the second quarter of 2012 due to a $5.4 million decline in high-margin political and issue advertising revenue, only partially offset by operating earnings related to acquisition occurring subsequent to the prior fiscal quarter.

Index
In the second quarter of 2013, our publishing businesses saw an improved advertising environment and increased commercial print revenue, while circulation revenue and commercial distribution revenue were lower due to volume declines. Total retail advertising revenue declined $1.7 million primarily due to $2.0 million of prior-year revenue from the northern Wisconsin community publications sold in December 2012 that offset advertising revenue increases at our daily newspaper.  At our daily newspaper, retail advertising revenue increased $0.4 million in the second quarter of 2013 compared to the first quarter of 2012, primarily due to a variety of special programs and initiatives. Classified advertising revenue decreased in the second quarter of 2013 by $0.5 million compared to the second quarter of 2012.  The largest declines were in the employment and automotive categories at the daily newspaper, combined with $0.2 million year-over-year decline from the sale of the northern Wisconsin community publications in December 2012.  Publishing digital advertising revenue of $3.4 million increased 9.1%, primarily due to increases in retail sponsorships and other revenue; partially offset by declines in classified advertising revenue.  National advertising revenue decreased $0.1 million in the second quarter of 2013 due to a decrease in ROP and preprint advertising in the healthcare and financial business services categories.  Circulation revenue at our daily newspaper decreased $0.8 million in the second quarter of 2013 compared to the second quarter of 2012 due to a decline in circulation volume.  Commercial printing revenue at the daily newspaper increased $0.3 million in the second quarter of 2013 compared to the second quarter of 2013, driven by commercial print revenue increases from two large customers.  Commercial distribution revenue decreased $0.3 million in the second quarter of 2013 compared to the second quarter of 2012 due to declines in distribution volume.  Other revenue within our community newspaper group increased $0.6 million in the second quarter of 2013 compared to the second quarter of 2012 primarily due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.  Total expenses at our publishing businesses decreased $3.4 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to $2.0 million of expense savings from the sale of the northern Wisconsin community publications; combined with savings at the daily paper in employee-related costs, materials and depreciation.  Operation earnings at our publishing business increased $0.7 million in the second quarter of 2013 compared to the second quarter of 2012 mainly due to ongoing expense savings initiatives and savings in employee-related costs at the daily paper.

The increase in total operating costs and expenses in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to increases in employee-related costs, network expenses, affiliation fee amortization, and commercial printing expenses, partially offset by $2.0 million of expense savings from the sale of the northern Wisconsin community publications.  The increase in selling and administrative expenses was primarily due to increases in employee-related costs.

Our consolidated operating earnings were $13.1 million in the second quarter of 2013, a decrease of $0.4 million, or 2.6%, compared to $13.5 million in the second quarter of 2012.  The following table presents our operating earnings by segment for the second quarter of 2013 and the second quarter of 2012:

	2013	2012
	(dollars in millions)

Broadcasting	$12.3	$13.1
Publishing	3.1	2.4
Corporate	(2.3)	(2.0)
Total operating earnings	$13.1	$13.5

The decrease in total operating earnings was primarily due to the decrease in political and issue revenue, the increase in same-station operating expenses at our broadcasting business and an increase in selling and administrative expenses that offset operating earnings contributed by the Nashville NewsChannel 5 acquisition.

EBITDA in the second quarter of 2013 was $18.9 million, a decrease of $0.5 million, or 2.2%, compared to $19.4 million in the second quarter of 2012.  We define EBITDA as net earnings excluding provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

Index
The following table presents a reconciliation of our consolidated net earnings to EBITDA for the second quarter of 2013 and the second quarter of 2012:

	2013	2012
	(dollars in millions)

Net earnings (1)	$6.6	$7.6
Provision for income taxes	4.4	5.2
Total other expense, net	2.1	0.7
Depreciation	5.1	5.3
Amortization	0.7	0.6
EBITDA	$18.9	$19.4

(1)	Included in net earnings for the second quarter of 2013 are pre-tax charges for acquisition and integration-related costs of $0.8 million and workforce reduction of $0.7 million. Included in net earnings for the first quarter of 2012 are pre-tax charges for acquisition and integration-related costs of $0.4 million and workforce reduction of $1.0 million.

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the second quarter of 2013 was $62.9 million, an increase of $8.4 million, or 15.3%, compared to $54.5 million in the second quarter of 2012.  Operating earnings from broadcasting in the second quarter of 2013 were $12.3 million, a decrease of $0.8 million, or 6.1%, compared to $13.1 million in the second quarter of 2012.

The following table presents our broadcasting revenue and operating earnings for the second quarter of 2013 and the second quarter of 2012:

	2013			2012			Percent Change
	Television	Radio	Total	Television	Radio	Total	Total
	(dollars in millions)

Revenue	$43.0	$19.9	$62.9	$35.1	$19.4	$54.5	15.3%

Operating earnings	$8.5	$3.8	$12.3	$8.7	$4.4	$13.1	(6.1)%

Revenue from our television stations in the second quarter of 2013 was $43.0 million, an increase of $7.9 million, or 22.5%, compared to $35.1 million in the second quarter of 2012.  We experienced revenue increases in three of our nine television markets we operated during both periods.  On a consolidated basis, local advertising revenue increased $8.5 million, or 43.2%; retransmission revenue increased $2.8 million, or 103.3%; and national advertising revenue increased $2.1 million, or 31.0% compared to the second quarter of 2012.  The increase in retransmission revenue was due to the Nashville NewsChannel 5 acquisition in December 2012 as well as rate increases resulting from recently negotiated contracts with MVPDs.  Partially offsetting these consolidated basis revenue were decreases in political and issue revenue of $5.0 million, or 95.2%; and other revenue of $0.5 million, or 70.0% compared to the second quarter of 2012.  On a same-station basis, local advertising revenue increased $1.3 million, or 6.8%, and retransmission revenue increased $1.4 million, or 51.7%, compared to the second quarter of 2012.  Partially offsetting these revenue increases on a same-station basis were decreases in political and issue advertising revenue of $5.0 million, or 95.8%; national advertising revenue of $0.1 million, or 1.0%; and other revenue of $0.6 million, or 76.8% compared to the second quarter of 2012.  The decrease in political and issue advertising revenue is due to 2013 being considered a non-political and issue advertising year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically automotive, medical and building and hardware, partially offset by decreases in the pharmaceuticals, charity and political categories.  On a consolidated basis, automotive advertising revenue represented 20.9% of total television revenue in the second quarter of 2013 compared to 16.0% in the second quarter of 2012.  Automotive advertising revenue was $9.0 million in the second quarter of 2013, an increase of $3.4 million, or 59.7%, compared to $5.6 million in the second quarter of 2012.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $0.9 million in the second quarter of 2013, an increase of 103.5%, compared to $0.5 million in the second quarter of 2012.  On a same-station basis, digital revenue was $0.6 million in the second quarter of 2013, an increase of 33.3%, compared to $0.5 million in the second quarter of 2012.  Digital revenue is reported in local advertising revenue.

Index
Operating earnings from our television stations in the second quarter of 2013 were $8.5 million, a decrease of $0.2 million, or 2.2%, compared to $8.7 million in the second quarter of 2012.  The decrease in operating earnings was primarily due to a $5.0 million decrease in high-margin political and issue revenue, which offset an operating earnings increase from the Nashville NewsChannel 5 acquisition.  Total television expenses in the second quarter of 2013 increased $8.1 million, or 30.6%, compared to the second quarter of 2012, primarily due to expenses from the Nashville NewsChannel 5 acquisition in December 2012 as well as increases in employee-related expenses and network expenses.  On a same-station basis, operating earnings decreased $4.2 million, or 48.2%, and total television expenses increased $1.3 million, or 4.9%, compared to the second quarter of 2012.

Revenue from our radio stations in the second quarter of 2013 was $19.9 million, an increase of $0.5 million, or 2.3%, compared to $19.4 million in the second quarter of 2012.  We experienced revenue increases in six of our eight radio markets.  On both a consolidated and same-station basis, local advertising revenue increased $0.8 million, or 5.0%; other revenue increased $0.2 million, or 32.1% compared to the second quarter of 2012.  Partially offsetting these revenue increases were decreases in national advertising revenue of $0.1 million, or 4.9%, and political and issue advertising revenue of $0.4 million, or 85.1% compared to the second quarter of 2012.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the retail, automotive and medical categories, partially offset by decreases in the financial, media and political categories.  On a consolidated basis, automotive advertising represented 15.8% of total radio revenue in the second quarter of 2013 compared to 14.7% in the second quarter of 2012.  Automotive advertising revenue was $3.1 million in the second quarter of 2013 and $2.9 million in the second quarter of 2012.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue was $0.7 million in the second quarter of 2013, an increase of 22.3%, compared to $0.5 million in the second quarter of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the second quarter of 2013 were $3.8 million, a decrease of $0.6 million, or 13.8%, compared to $4.4 million in the second quarter of 2012.  The decrease in operating earnings was primarily due to the increase in operating expenses, partially offset by the increase in advertising revenue.  Total radio expenses in the second quarter of 2013 increased $1.1 million, or 7.1%, compared to the second quarter of 2012, primarily due to the impact of credits received from an industry-wide music licensing fee settlement in 2012, as well as increases in employee-related costs, expenses from acquisitions and barter programming.  Throughout 2013, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Publishing

Revenue from publishing in the second quarter of 2013 was $38.4 million, a decrease of $2.7 million, or 6.5%, compared to $41.1 million in the second quarter of 2012.  Operating earnings from publishing were $3.1 million in the second quarter of 2013, an increase of $0.7 million, or 27.0%, compared to $2.4 million in the second quarter of 2012.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2013 and the second quarter of 2012:

	2013			2012

		Community			Community		Percent
	Daily	Newspapers		Daily	Newspapers		Change
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Total
	(dollars in millions)
Advertising revenue:
Retail	$14.7	$1.7	$16.4	$14.3	$3.8	18.1	(9.5)%
Classified	3.3	0.5	3.8	3.5	0.8	4.3	(10.7)
National	0.7	-	0.7	0.8	-	0.8	(12.9)
Total advertising revenue	18.7	2.2	20.9	18.6	4.6	23.2	(9.8)
Circulation revenue	11.9	0.3	12.2	12.7	0.4	13.1	(6.4)
Other revenue	3.9	1.4	5.3	4.0	0.8	4.8	9.1
Total revenue	$34.5	$3.9	$38.4	$35.3	$5.8	$41.1	(6.5)%

Operating earnings	$2.7	$0.4	$3.1	$2.0	$0.4	$2.4	27.0%

Advertising revenue accounted for 54.4% of total publishing revenue in the second quarter of 2013 compared to 56.4% in the second quarter of 2012.  Retail advertising revenue in the second quarter of 2013 was $16.4 million, a decrease of $1.7 million, or 9.5%, compared to $18.1 million in the second quarter of 2012, primarily due to $2.0 million of prior year revenue from the northern Wisconsin community publications sold in December 2012 that offset retail advertising revenue increases at our daily newspaper.  At our daily newspaper, retail advertising revenue increased $0.4 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to targeted programs designed to grow share from retail advertisers.  The $2.1 million decrease in retail advertising revenue at our community newspapers business was primarily due to decreases from the sale of the northern Wisconsin community publications in December 2012.

Index
Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the second quarter of 2013 compared to the second quarter of 2012.  Classified advertising revenue in the second quarter of 2013 was $3.8 million, a decrease of $0.5 million, or 10.7%, compared to $4.3 million in the second quarter of 2012.  At our daily newspaper, classified advertising revenue decreased $0.2 million, or 5.4%, in the second quarter of 2013 compared to the second quarter of 2012.  The revenue declines were due to decreases in the employment and automotive categories.  At our community newspapers business, classified advertising revenue decreased $0.3 million, or 34.8%, in the second quarter of 2013 as compared to the second quarter of 2012 as a result of the sale of the northern Wisconsin community publications in December 2012.

The total decrease in automotive advertising running in both classified and retail categories at our daily newspaper in the second quarter of 2013 was $0.2 million, or 15.6%, compared to the second quarter of 2012, primarily due to a decrease in classified ROP advertising revenue.

Total retail and classified digital advertising revenue at our daily newspaper was $3.3 million in the second quarter of 2013, an increase of $0.3 million, or 10.7%, compared to $3.0 million in the second quarter of 2012.  Digital retail advertising revenue increased 17.3% compared to the second quarter of 2012, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 6.2% compared to the second quarter of 2012 due to a decrease in print advertising revenue tied to digital advertisements.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.7 million in the second quarter of 2013, a decrease of $0.1 million, or 12.9%, compared to $0.8 million in the second quarter of 2012.  The decrease was primarily due to a decrease in ROP and preprint advertising in the healthcare and financial business services categories.

Circulation revenue accounted for 31.8% of total publishing revenue in the second quarter of 2013 compared to 31.7% in the second quarter of 2012.  Circulation revenue was $12.2 million in the second quarter of 2013, a decrease of $0.9 million, or 6.4%, compared to $13.1 million in the second quarter of 2012.  At our daily newspaper, circulation revenue of $11.9 million in the second quarter of 2013 decreased $0.8 million compared to $12.7 million in the second quarter of 2012, primarily due to a decline in circulation volume.  At our community newspapers business, circulation revenue of $0.3 million in the second quarter of 2013 decreased $0.1 million compared to $0.4 million in the second quarter of 2012.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers, accounted for 13.8% of total publishing revenue in the second quarter of 2013 compared to 11.9% in the second quarter of 2012.  Other revenue was $5.3 million in the second quarter of 2013, an increase of $0.5 million, or 9.1%, compared to $4.8 million in the second quarter of 2012. Commercial printing revenue at the daily newspaper increased $0.3 million in the second quarter of 2013 compared to the second quarter of 2012, driven by a new national customer and increased revenue from another customer.  Other revenue within our community newspaper group increased $0.6 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.

Publishing operating earnings in the second quarter of 2013 were $3.1 million, an increase of $0.7 million, or 27.0%, compared to $2.4 million in the second quarter of 2012.  The increase in operating earnings was primarily due to decreased employee-related costs and depreciation expense.  Total expenses decreased $3.4 million the second quarter of 2013 as compared to the second quarter of 2012, primarily due to expense savings from the sale of the northern Wisconsin community publications in December 2012, combined with savings at the daily paper in employee costs, materials and depreciation.  Total newsprint and paper costs for our publishing businesses were $3.9 million in the second quarter of 2013 compared to $4.2 million in the second quarter of 2012.  There was a 5.9% decrease in newsprint consumption and a 2.8% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  Revenue and expense eliminations were $0.1 million in both the second quarter of 2013 and the second quarter of 2012.  The unallocated expenses were $2.3 million in the second quarter of 2013, an increase of $0.2 million compared to $2.1 million in the second quarter of 2012.

Index
Other Income and Expense and Taxes

Interest income was minimal in both the second quarter of 2013 and the second quarter of 2012.  Interest expense was $1.9 million in the second quarter of 2013 compared to $0.7 million in the second quarter of 2012.  The increase in interest expense was due to interest on the unsecured subordinated promissory notes issued during the third quarter of 2012 and the increase in long-term notes payable to banks resulting from our acquisition of Nashville NewsChannel 5 in December 2012.  Amortization of deferred financing costs, which is reported in interest expense, was $0.2 million in the second quarter of 2013 and $0.3 million in the second quarter of 2012.

Our effective tax rate was 40.1% in the second quarter of 2013 compared to 40.5% in the second quarter of 2012.

Net Earnings

Our net earnings in the second quarter of 2013 were $6.6 million, a decrease of $1.0 million, or 13.3%, compared to $7.6 million in the second quarter of 2012.  The decrease was due to the decrease in operating earnings for the reasons described above and the increase in interest expense, partially offset by the decrease in the provision for income taxes.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were both $0.13 in both the second quarter of 2013 and the second quarter of 2012.

Two Quarters Ended June 30, 2013 compared to the Two Quarters Ended June 24, 2012

Our consolidated revenue in the two quarters of 2013 was $195.9 million, an increase of $18.1 million, or 10.2%, compared to $177.8 million in the two quarters of 2012.  Our consolidated operating costs and expenses in the two quarters of 2013 were $108.3 million, an increase of $10.6 million, or 10.9%, compared to $97.7 million in the two quarters of 2012.  Our consolidated selling and administrative expenses in the two quarters of 2013 were $66.0 million, an increase of $5.1 million, or 8.4%, compared to $60.9 million in the two quarters of 2012.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2013 and the two quarters of 2012:

		Percent of		Percent of
		Total		Total
	2013	Revenue	2012	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$121.1	61.8%	$98.9	55.6%
Publishing	75.0	38.3	79.1	44.5
Corporate eliminations	(0.2)	(0.1)	(0.2)	(0.1)
Total revenue	195.9	100.0	177.8	100.0

Total operating costs and expenses	108.3	55.3	97.7	54.9
Selling and administrative expense	66.0	33.7	60.9	34.2
Total operating costs and expenses and selling and administrative expenses	174.3	89.0	158.6	89.1
Total operating earnings	$21.6	11.0%	$19.2	10.9%

Revenue from our broadcasting businesses increased $22.2 million in the two quarters of 2013 compared to the two quarters of 2012, $21.9 million of which is attributable to broadcast acquisitions occurring in June and December 2012. The remaining increase was primarily due to same-station core local and national advertising growth and increases in retransmission revenue, which was offset almost entirely by a $6.2 million decline in political and issue advertising.  On a consolidated basis, local advertising revenue increased $17.5 million, retransmission revenue increased $6.0 million and national advertising revenue increased $5.1 million compared to the two quarters of 2012.  Partially offsetting these revenue increases were decreases in political and issue advertising of $6.2 million, or 88.1% and other revenue of $0.2 million, or 10.1% as compared to the two quarters of 2012.  The increase in national advertising revenue was driven by the media and automotive categories.  The increase in local advertising revenue was driven by the retail, automotive, and entertainment categories.  On a same-station basis, local advertising revenue increased $3.2 million, or 4.7%, retransmission revenue increased $3.2 million, or 64.6%, and national advertising revenue increased $0.3 million, or 1.9% compared to the two quarters of 2012.  Partially offsetting these revenue increases on a same-station basis were decreases in political and issue advertising revenue of $6.2 million, or 88.1%; and other revenue of $0.3 million, or 13.6% compared to the two quarters of 2012.  The decrease in political and issue advertising revenue is due to 2013 being considered a non-political and issue advertising year.  Operating earnings from our broadcasting business increased $2.0 million in the two quarters of 2013 compared to the two quarters of 2012, primarily due to the Nashville NewsChannel 5 and Tulsa acquisitions, which offset the loss in earnings from high-margin political and issue revenue.

Index
In the two quarters of 2013, our publishing businesses saw an improved advertising environment and increased commercial print revenue, while circulation revenue and commercial distribution revenue were lower due to volume declines.  Total retail advertising revenue declined $2.9 million in the two quarters of 2013 compared to the two quarters of 2012, primarily due to the impact of the sale of the northern Wisconsin community publications in December 2012, which offset retail advertising revenue increases at the daily newspaper.  Classified advertising revenue also decreased in the two quarters of 2013 by $1.0 million compared to the two quarters of 2012.  Operating earnings at our publishing businesses increased $0.7 million in the two quarters of 2013 compared to the two quarters of 2012.  The increase in operating earnings was primarily due to the decrease in employee-related costs and depreciation expense.

The increase in total operating costs and expenses in the two quarters of 2013 compared to the two quarters of 2012 was primarily due to increases in employee-related expenses, network expenses, affiliation fee amortization, and commercial printing expenses, partially offset by expense savings from the sale of the northern Wisconsin community publications.  The increase in selling and administrative expenses was primarily due to increases in employee-related expenses.

Our consolidated operating earnings were $21.6 million in the two quarters of 2013, an increase of $2.4 million, or 12.3%, compared to $19.2 million in the two quarters of 2012.  The following table presents our operating earnings by segment for the two quarters of 2013 and the two quarters of 2012:

	2013	2012
	(dollars in millions)

Broadcasting	$21.8	$19.8
Publishing	3.9	3.2
Corporate	(4.1)	(3.8)
Total operating earnings	$21.6	$19.2

The increase in total operating earnings was primarily due to the financial results of our recently acquired broadcast stations and the decrease in operating expenses at our publishing business, partially offset by the decrease in high-margin political and issue advertising revenue, the increase in same-station operating expenses at our broadcasting business and an increase in selling and administrative expenses.

EBITDA in the two quarters of 2013 was $33.3 million, an increase of $2.5 million, or 7.9%, compared to $30.8 million in the two quarters of 2012.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the two quarters of 2013 and the two quarters of 2012:

	2013	2012
	(dollars in millions)

Net earnings (1)	$10.4	$10.5
Provision for income taxes	7.0	7.3
Total other expense, net	4.2	1.4
Depreciation	10.2	10.7
Amortization	1.5	0.9
EBITDA	$33.3	$30.8

(1)	Included in net earnings for the second quarter of 2013 are pre-tax charges for acquisition and integration-related costs of $0.8 million. Included in net earnings for the second quarter of 2012 are pre-tax charges for acquisition and integration-related costs of $0.4 million.

Index
The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the two quarters of 2013 was $121.1 million, an increase of $22.2 million, or 22.4%, compared to $98.9 million in the two quarters of 2012.  Operating earnings from broadcasting in the two quarters of 2013 were $21.8 million, an increase of $2.0 million, or 10.1%, compared to $19.8 million in the two quarters of 2012.

The following table presents our broadcasting revenue and operating earnings for the two quarters of 2013 and the two quarters of 2012:

	2013			2012			Percent Change
	Television	Radio	Total	Television	Radio	Total	Total
	(dollars in millions)

Revenue	$85.4	$35.7	$121.1	$64.6	$34.3	$98.9	22.4%

Operating earnings	$15.6	$6.2	$21.8	$12.5	$7.3	$19.8	10.1%

Revenue from our television stations in the two quarters of 2013 was $85.4 million, an increase of $20.8 million, or 32.0%, compared to $64.6 million in the two quarters of 2012.  We experienced revenue increases in four of our nine television markets we operated during both periods.  On a consolidated basis, local advertising revenue increased $15.7 million, or 39.9%; retransmission revenue increased $6.0 million, or 122.0%; and national advertising revenue increased $5.2 million, or 40.0% compared to the two quarters of 2012.  The increase in retransmission revenue was due to the Nashville NewsChannel 5 acquisition in December 2012 as well as rate increases resulting from recently negotiated contracts with MVPDs.  Partially offsetting these revenue increases were decreases in political and issue advertising of $5.7 million, or 89.5% and other revenue of $0.4 million, or 41.1%.  The decrease in political and issue advertising revenue is due to 2013 being considered a non-political and issue advertising year.  On a same-station basis, local television advertising revenue increased $2.0 million, or 5.0%, retransmission revenue increased $3.2 million, or 64.6%, and national advertising revenue increased $0.4 million, or 3.3% compared to the two quarters of 2012.  Partially offsetting these revenue increases on a same-station basis were decreases in political and issue advertising revenue of $5.7 million, or 89.5%; and other revenue of $0.5 million, or 46.2% compared to the two quarters of 2012.  The decrease in political and issue advertising revenue is due to 2013 being considered a non-political and issue advertising year.

Our television stations experienced advertising revenue increases in a number of categories, specifically automotive, restaurants and medical, partially offset by decreases in charity, communications and political categories.  On a consolidated basis, automotive advertising revenue represented 20.8% of total television revenue in the two quarters of 2013 compared to 17.3% in the two quarters of 2012.  Automotive advertising revenue was $17.8 million in the two quarters of 2013, an increase of $6.6 million, or 58.8%, compared to $11.2 million in the two quarters of 2012.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $1.8 million in the two quarters of 2013, an increase of 106.8%, compared to $0.9 million in the two quarters of 2012.  On a same-station basis, digital revenue was $1.2 million in the two quarters of 2013, an increase of 35.3%, compared to $0.9 million in the two quarters of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in the two quarters of 2013 were $15.6 million, an increase of $3.1 million, or 24.4%, compared to $12.5 million in the two quarters of 2012.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue related to the Nashville NewsChannel 5 acquisition, partially offset by the decline in political and issue advertising revenue.  Total television expenses in the two quarters of 2013 increased $17.7 million, or 33.9%, compared to the two quarters of 2012, primarily due to expenses from the Nashville NewsChannel 5 acquisition in December 2012 as well as increases in employee-related expenses and network expenses.

Revenue from our radio stations in the two quarters of 2013 was $35.7 million, an increase of $1.4 million, or 4.2%, compared to $34.3 million in the two quarters of 2012.  We experienced revenue increases in seven of our eight radio markets.  On a consolidated basis, local advertising revenue increased $1.8 million, or 6.0% and other revenue increased $0.2 million, or 27.3% compared to the two quarters of 2012.  Partially offsetting these revenue increases were decreases in political and issue advertising of $0.5 million, or 74.6% and national advertising revenue of $0.1 million, or 1.9%, compared to the two quarters of 2012.  On a same-station basis, revenue from our radio stations in the two quarters of 2013 was $35.1 million, an increase of $0.9 million, or 2.5%, compared to $34.3 million in the two quarters of 2012. On a same-station basis, local advertising revenue increased $1.2 million, or 4.2% and other revenue increased $0.2 million, or 25.8% compared to the two quarters of 2012. Partially offsetting these revenue increases were same-station decreases in political and issue advertising of $0.5 million, or 74.6% and national advertising revenue of $0.1 million, or 3.4%, compared to the two quarters of 2012.

Index
Our radio stations experienced advertising revenue increases in the retail, education and medical categories, partially offset by decreases in the communications, media and political categories.  On a consolidated basis, automotive advertising represented 15.4% of total radio revenue in both the two quarters of 2013 and 2012.  Automotive advertising revenue was $5.5 million in the two quarters of 2013 and $5.3 million in the two quarters of 2012.  Digital revenue was $1.3 million in the two quarters of 2013, an increase of 28.2%, compared to $1.0 million in the two quarters of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the two quarters of 2013 were $6.2 million, a decrease of $1.1 million, or 14.4%, compared to $7.3 million in the two quarters of 2012.  The decrease in operating earnings was primarily due to the increase in operating expenses, partially offset by the increase in advertising revenue.  Total radio expenses in the two quarters of 2013 increased $2.5 million, or 9.2%, compared to the two quarters of 2012, primarily due to the impact of credits received from an industry-wide music licensing fee settlement in 2012, as well as expenses from acquisitions and increases in employee-related costs and barter programming.

Publishing

Revenue from publishing in the two quarters of 2013 was $75.0 million, a decrease of $4.1 million, or 5.2%, compared to $79.1 million in the two quarters of 2012.  Operating earnings from publishing were $3.9 million in the two quarters of 2013, an increase of $0.7 million, or 24.7%, compared to $3.2 million in the two quarters of 2012.

The following table presents our publishing revenue by category and operating earnings for the two quarters of 2013 and the two quarters of 2012:

	2013			2012

		Community			Community		Percent
	Daily	Newspapers		Daily	Newspapers		Change
	Newspaper	& Shoppers	Total	Newspaper	& Shoppers	Total	Total
	(dollars in millions)
Advertising revenue:
Retail	$26.9	$3.1	$30.0	$26.0	$6.9	32.9	(8.9)%
Classified	6.5	0.9	7.4	7.1	1.4	8.5	(12.0)
National	1.3	-	1.3	1.6	-	1.6	(20.3)
Total advertising revenue	34.7	4.0	38.7	34.7	8.3	43.0	(9.9)
Circulation revenue	23.9	0.7	24.6	24.9	0.9	25.8	(4.5)
Other revenue	9.0	2.7	11.7	8.6	1.7	10.3	(13.0)
Total revenue	$67.6	$7.4	$75.0	$68.2	$10.9	$79.1	(5.2)%

Operating earnings	$3.5	$0.4	$3.9	$2.9	$0.3	$3.2	24.7%

Advertising revenue accounted for 51.7% of total publishing revenue in the two quarters of 2013 compared to 54.4% in the two quarters of 2012.  Retail advertising revenue in the two quarters of 2013 was $30.0 million, a decrease of $2.9 million, or 8.9%, compared to $32.9 million in the two quarters of 2012, primarily due to $3.7 million of prior year revenue from the northern Wisconsin community publications sold in December 2012 that offset retail advertising revenue increases at our daily newspaper.  At our daily newspaper, retail advertising revenue increased $0.9 million in the two quarters of 2013 compared to the two quarters of 2012, primarily due to targeted programs designed to grow share from retail advertisers.  The $3.8 million decrease in retail advertising revenue at our community newspapers business was primarily due to decreases from the sale of the northern Wisconsin community publications in December 2012.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the two quarters of 2013 compared to the two quarters of 2012.  Classified advertising revenue in the two quarters of 2013 was $7.4 million, a decrease of $1.1 million, or 12.0%, compared to $8.5 million in the two quarters of 2012.  At our daily newspaper, classified advertising revenue decreased $0.6 million, or 8.2%, in the two quarters of 2013 compared to the two quarters of 2012.  At our community newspapers business, classified advertising revenue decreased $0.5 million, or 32.3%, in the two quarters of 2013 as compared to the two quarters of 2012, primarily due to the sale of the northern Wisconsin community publications in December 2012.

The total decrease in automotive advertising running in both classified and retail categories at our daily newspaper in the two quarters of 2013 was $0.3 million, or 15.6%, compared to the two quarters of 2012, primarily due to a decrease in classified ROP advertising revenue.

Index
Total retail and classified digital advertising revenue at our daily newspaper was $6.2 million in the two quarters of 2013, an increase of $0.6 million, or 11.6%, compared to $5.6 million in the two quarters of 2012.  Digital retail advertising revenue increased 20.1% compared to the two quarters of 2012, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 7.0% compared to the two quarters of 2012 due to a decrease in print advertising revenue tied to digital advertisements.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $1.3 million in the two quarters of 2013, a decrease of $0.3 million, or 20.3%, compared to $1.6 million in the two quarters of 2012.  The decrease was primarily due to a decrease in ROP and preprint advertising in the financial business services and healthcare categories, respectively.

Circulation revenue accounted for 32.8% of total publishing revenue in the two quarters of 2013 compared to 32.5% in the two quarters of 2012.  Circulation revenue was $24.6 million in the two quarters of 2013, a decrease of $1.2 million, or 4.5%, compared to $25.8 million in the two quarters of 2012.  At our daily newspaper, circulation revenue of $23.9 million in the two quarters of 2013 decreased $1.0 million compared to $24.9 million in the two quarters of 2012, primarily due to a decline in circulation volume.  At our community newspapers business, circulation revenue of $0.7 million in the two quarters of 2013 decreased $0.2 million compared to $0.9 million in the two quarters of 2012.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers, accounted for 15.5% of total publishing revenue in the two quarters of 2013 compared to 13.1% in the two quarters of 2012.  Other revenue was $11.7 million in the two quarters of 2013, an increase of $1.4 million, or 13.0%, compared to $10.3 million in the two quarters of 2012. Commercial printing revenue at the daily newspaper increased $0.6 million in the two quarters of 2013 compared to the two quarters of 2012, driven by a new national customer and increased revenue from another customer. Other revenue within our community newspaper group increased $1.0 million in the two quarters of 2013 compared to the two quarters of 2012, primarily due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.

Publishing operating earnings in the two quarters of 2013 were $3.9 million, an increase of $0.7 million, or 24.7%, compared to $3.2 million in the two quarters of 2012.  The increase in operating earnings was primarily due to a decrease in depreciation and employee-related expenses.  Total expenses decreased $4.8 million the two quarters of 2013 as compared to the two quarters of 2012, primarily due to expense savings from the sale of the northern Wisconsin community publications in December 2012, combined with savings at the daily paper in depreciation, employee-related expenses, and materials and depreciation, which was partially offset by increased commercial printing expenses at both our daily newspaper and community newspapers business.  Total newsprint and paper costs for our publishing businesses were $7.7 million in the two quarters of 2013 compared to $8.0 million in the two quarters of 2012.  There was a 2.7% decrease in newsprint consumption and a 2.6% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  Revenue and expense eliminations were $0.1 million in the second quarter of 2013 and $0.2 million in the two quarters of 2012.  The unallocated expenses were $4.1 million in the two quarters of 2013, an increase of $0.3 million compared to $3.8 million in the two quarters of 2012.

Other Income and Expense and Taxes

Interest income was minimal in both the two quarters of 2013 and the two quarters of 2012.  Interest expense was $4.0 million in the two quarters of 2013 compared to $1.4 million in the two quarters of 2012.  The increase in interest expense was due to interest on the unsecured subordinated promissory notes issued during the third quarter of 2012 and the increase in long-term notes payable to banks from our acquisition of Nashville NewsChannel 5 in December 2012.  Amortization of deferred financing costs, which is reported in interest expense, was $0.5 million in the two quarters of 2013 and $0.6 million in the two quarters of 2012.

Our effective tax rate was 40.1% in the two quarters of 2013 compared to 40.8% in the two quarters of 2012.  The decrease in the two quarters of 2013 compared to the two quarters of 2012 was primarily due to the revaluation of our state deferred tax asset based on 2012 acquisitions and the reversal of a prior audit reserve.

Net Earnings

Our net earnings in the two quarters of 2013 were $10.4 million, a decrease of $0.1 million, or 1.3%, compared to $10.5 million in the two quarters of 2012.  The decrease was due to the increase in interest expense, partially offset by the increase in operating earnings for the reasons described above and the decrease in the provision for income taxes.

Earnings per Share for Class A and B Common Stock

In the two quarters of 2013, basic and diluted net earnings per share of class A and B common stock were $0.21 for both.  This compared to $0.18 for both in the two quarters of 2012.

Index
Liquidity and Capital Resources

Our cash balance was $1.9 million as of June 30, 2013.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $127.1 million as of June 30, 2013 will meet our current needs.  In connection with the acquisition of NewsChannel 5 Network, LLC in December 2012, we amended the credit agreement to permit the acquisition and increase the total borrowing capacity to $350.0 million.  During the two quarters of 2013, we reduced our notes payable to banks by $14.6 million.  We expect to continue to pay down our notes payable to banks, selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we have initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of June 30, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $73.0, and the outstanding principal amount of term loans drawn under the credit agreement was $142.5.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.  The second quarter pricing spread above LIBOR was 200.0 basis points.

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

As of June 30, 2013, we are in compliance with the financial covenants of the senior secured credit facilities.  The senior secured credit facilities contain the following financial covenants, which remain constant over the term of the agreement:

•	A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of June 30, 2013, our consolidated funded debt ratio was 2.28-to-1.

•	A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments to consolidated interest expense. As of June 30, 2013, our interest coverage ratio was 14.31-to-1.

As of June 30, 2013 and December 30, 2012, we had borrowings of $215.5 and $230.1, respectively, under our credit facilities at a current effective blended interest rate of 2.25% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $4.3, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at June 30, 2013 to be $206.7, based on discounted cash flows using an interest rate of 3.28%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224.8, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Index
One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, included with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

We estimate the fair value of the subordinated notes at June 30, 2013 to be $16.0, based on discounted cash flows using an interest rate of 7.13%.  We estimated the fair value of the subordinated notes at December 30, 2012 to be $16.1, based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of June 30, 2013 and December 30, 2012, $15.9 of the subordinated notes remains outstanding.

We have $1.9 million of standby letters of credit for business insurance purposes.

Workforce Reductions and Business Improvements

Our liability for separation benefits of $0.9 million as of June 30, 2013 will be paid during the next year.  The ongoing activity of our liability for separation benefits during the second quarter of 2013 was as follows:

	Balance as of December 30, 2012	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of June 30, 2013
	(dollars in millions)

Broadcasting	$-	$0.1	$-	$0.1
Publishing	0.8	0.6	(0.6)	0.8
Total	$0.8	$0.7	$(0.6)	$0.9

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares.  Our board of directors reviews our dividend payment policy, as well as our ability to pay cash dividends, at each quarterly board of directors meeting.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the second quarter of 2013, we did not repurchase any shares of our class A common stock.  As of the end of the second quarter of 2013, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

On August 13, 2012, we repurchased all 3.3 million outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock.

Cash Flow

In the second quarter of 2013, we have used cash provided by operating activities to fund capital expenditures, acquire a radio station in Knoxville, and reduce our debt.  In the second quarter of 2013, we reduced our notes payables to banks by $14.6 million while selectively adding back expense to invest in our employees, programming and products.

Cash provided by operating activities was $25.2 million in the second quarter of 2013 compared to $27.2 million in the second quarter of 2012.  The decrease was primarily due to decreased net earnings, decreased cash provided by working capital, increased income tax payments, and increased payments related to our executive incentive compensation plans and other performance based plans related to our 2012 results.

Cash used for investing activities was $11.2 million in the second quarter of 2013 compared to $4.6 million in the second quarter of 2012.  Capital expenditures were $5.6 million in the second quarter of 2013 compared to $5.1 million in the second quarter of 2012.  Our capital expenditures in the second quarter of 2013 were primarily at our broadcasting business for high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the second quarter of 2013, we paid $5.7 million to complete the acquisition of WNOX-FM in the Knoxville, Tennessee market.  In the two quarters of 2012, the $0.5 million notes receivable from the sale of the Clearwater, Florida based operations of PrimeNet were paid in full.

Index
Cash used for financing activities was $14.5 million in the second quarter of 2013 compared to $22.8 million in the second quarter of 2012.  Borrowings under our credit facility in the second quarter of 2013 were $96.6 million and we made payments of $111.2 million, reflecting a $14.6 million decrease in our notes payable to banks, compared to borrowings of $46.7 million and payments of $66.6 million in the second quarter of 2012, reflecting a $19.9 million decrease in our notes payable to banks.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the second quarter ended June 30, 2013:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 28, 2013	1,110	(3)	-	-	$37,353,739
April 29, 2013 to May 26, 2013	-		-	-	$37,353,739
May 27, 2013 to June 30, 2013	548	(4)	-	-	$37,353,739

(1)	Represents shares of our class A common stock.
(2)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(3)	Represents 1,110 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.
(4)	Represents 548 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Andre J. Fernandez, President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 30, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Second Quarter and Two Quarters Ended June 30, 2013 and June 24, 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Two Quarters Ended June 30, 2013 and March 25, 2012; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 30, 2013; (v) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 24, 2012; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 30, 2013 and June 24, 2012; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: August 1, 2013	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: August 1, 2013	/s/ Andre J. Fernandez
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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 30, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Second Quarter and Two Quarters Ended June 30, 2013 and June 24, 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Two Quarters Ended June 30, 2013 and June 24, 2012; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 30, 2013; (v) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 24, 2012; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 30, 2013 and June 24, 2012; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.