Form 10-Q
period 2013-09-29
JOURNAL COMMUNICATIONS INC
filed 2013-11-01
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 29, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________________________________________
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2013:

Class	Outstanding at October 25, 2013
Class A Common Stock	44,623,231
Class B Common Stock	6,342,468
Class C Common Stock	--

JOURNAL COMMUNICATIONS, INC.

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Balance Sheets as of September 29, 2013 and December 30, 2012	2

		Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 29, 2013 and September 23, 2012	3

		Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 29, 2013 and September 23, 2012	4

		Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 29, 2013	5

		Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 23, 2012	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 29, 2013 and September 23, 2012	7

		Notes to Unaudited Condensed Consolidated Financial Statements as of September 29, 2013	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	36

	Item 4.	Controls and Procedures	36

Part II.	Other Information

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Mine Safety Disclosures	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	38

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,749	$2,430
Receivables, net	62,892	65,265
Inventories, net	2,021	2,944
Prepaid expenses and other current assets	3,934	3,980
Syndicated programs	3,163	2,446
Deferred income taxes	2,610	3,053
TOTAL CURRENT ASSETS	76,369	80,118

Property and equipment, at cost, less accumulated depreciation of $251,867 and $247,782, respectively	164,160	171,354
Syndicated programs	6,172	5,200
Goodwill	124,430	125,818
Broadcast licenses	135,409	129,566
Other intangible assets, net	60,452	62,734
Deferred income taxes	34,899	43,019
Other assets	6,620	7,994
TOTAL ASSETS	$608,511	$625,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,042	$26,861
Accrued compensation	11,742	10,715
Accrued employee benefits	6,021	5,155
Deferred revenue	16,985	16,277
Syndicated programs	2,576	2,686
Accrued income taxes	112	3,756
Other current liabilities	6,717	6,821
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term liabilities	80	126
TOTAL CURRENT LIABILITIES	66,931	75,053

Accrued employee benefits	88,890	92,907
Syndicated programs	6,759	5,477
Long-term notes payable to banks	205,160	230,095
Unsecured subordinated notes payable	13,279	13,279
Other long-term liabilities	3,946	3,491
Equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; no shares outstanding at September 29, 2013 and December 30, 2012	-	-
Common stock, $0.01 par:
Class C - no shares authorized; issued and outstanding: no shares at September 29, 2013 and December 30, 2012	-	-
Class B - authorized 120,000,000 shares; issued and outstanding: 6,402,718 shares at September 29, 2013 and 6,905,955 shares at December 30, 2012	58	63
Class A - authorized 170,000,000 shares; issued and outstanding: 44,561,517 shares at September 29, 2013 and 43,750,920 shares at December 30, 2012	446	438
Additional paid-in capital	256,367	254,437
Accumulated other comprehensive loss	(54,567)	(55,739)
Retained earnings	21,242	6,302
TOTAL EQUITY	223,546	205,501
TOTAL LIABILITIES AND EQUITY	$608,511	$625,803

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Revenue:
Broadcasting	$60,389	$58,810	$181,463	$157,726
Publishing	37,739	39,193	112,717	118,267
Corporate eliminations	(437)	(248)	(582)	(465)
Total revenue	97,691	97,755	293,598	275,528

Operating costs and expenses:
Broadcasting	32,964	27,243	91,142	72,639
Publishing	24,900	26,057	75,202	78,563
Corporate eliminations	(438)	(248)	(580)	(465)
Total operating costs and expenses	57,426	53,052	165,764	150,737

Selling and administrative expenses	30,733	31,135	96,734	92,023
Total operating costs and expenses and selling and administrative expenses	88,159	84,187	262,498	242,760

Operating earnings	9,532	13,568	31,100	32,768

Other income and (expense):
Interest income	-	11	-	22
Interest expense	(1,889)	(998)	(5,929)	(2,415)
Other	-	-	(188)	-
Net total other income and (expense)	(1,889)	(987)	(6,117)	(2,393)

Earnings from continuing operations before income taxes	7,643	12,581	24,983	30,375

Provision for income taxes	3,097	4,883	10,043	12,147

Net earnings	$4,546	$7,698	$14,940	$18,228

Earnings per share:
Basic - Class A and B common stock:	$0.09	$0.14	$0.30	$0.32
Diluted - Class A and B common stock:	$0.09	$0.14	$0.30	$0.32
Basic and diluted - Class C common stock:	$-	$0.15	$-	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	Third Quarter Ended		Three Quarters Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Net earnings	$4,546	$7,698	$14,940	$18,228

Other comprehensive income, net of tax:
Change in pension and postretirement liabilities, net of tax of $248, $251, $745 and $752, respectively	391	386	1,172	1,156

Comprehensive income	$4,937	$8,084	$16,112	$19,384

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Three Quarters Ended September 29, 2013
(in thousands, except per share amounts)

						Accumulated
					Additional	Other
	Preferred	Common Stock			Paid-in	Comprehensive	Retained
	Stock	Class C	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 30, 2012	$-	$-	$63	$438	$254,437	$(55,739)	$6,302	$205,501

Net earnings							3,793	3,793
Comprehensive income, net of tax						391		391
Issuance of shares:
Conversion of class B to class A			(3)	2				(1)
Stock grants			2		16			18
Employee stock purchase plan					144			144
Shares withheld from employees for tax withholding					(371)			(371)
Stock-based compensation					553			553
Income tax benefits from vesting of restricted stock					57			57
Other					533			533

Balance at March 31, 2013	$-	$-	$62	$440	$255,369	$(55,348)	$10,095	$210,618

Net earnings							6,601	6,601
Comprehensive income, net of tax						390		390
Issuance of shares:
Conversion of class B to class A			(3)	3				-
Stock grants			1		334			335
Shares withheld from employees for tax withholding					(11)			(11)
Stock-based compensation					372			372
Income tax benefits from vesting of restricted stock					3			3

Balance at June 30, 2013	$-	$-	$60	$443	$256,067	$(54,958)	$16,696	$218,308

Net earnings							4,546	4,546
Comprehensive income, net of tax						391		391
Issuance of shares:
Conversion of class B to class A			(3)	3				-
Stock grants			1		10			11
Employee stock purchase plan					135			135
Shares withheld from employees for tax withholding					(212)			(212)
Stock-based compensation					378			378
Income tax benefits from vesting of restricted stock					(11)			(11)

Balance at September 29, 2013	$-	$-	$58	$446	$256,367	$(54,567)	$21,242	$223,546

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Three Quarters Ended September 23, 2012
 (in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	Total

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$206,188

Net earnings							2,919		2,919
Comprehensive income, net of tax						384			384
Class C minimum dividends ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants			3		15				18
Employee stock purchase plan					148				148
Shares purchased and retired				(6)	(2,926)				(2,932)
Shares withheld from employees for tax withholding			(1)		(507)				(508)
Stock-based compensation					278				278
Income tax benefits from vesting of restricted stock					255				255

Balance at March 25, 2012	$-	$33	$66	$434	$254,815	$(52,598)	$2,372	$1,164	$206,286

Net earnings							7,611		7,611
Comprehensive income, net of tax						386			386
Class C minimum dividends ($0.142 per share)							(464)		(464)
Issuance of shares:
Conversion of class B to class A			(1)	1					-
Stock grants			1		309				310
Shares purchased and retired				(1)	(632)				(633)
Shares withheld from employees for tax withholding					(8)				(8)
Stock-based compensation					350				350
Income tax benefits from vesting of restricted stock					(3)				(3)

Balance at June 24, 2012	$-	$33	$66	$434	$254,831	$(52,212)	$9,519	$1,164	$213,835

Net earnings							7,698		7,698
Comprehensive income, net of tax						386			386
Class C minimum dividends ($0.142 per share)							(218)		(218)
Issuance of shares:
Conversion of class B to class A			(2)	2					-
Stock grants					22				22
Employee stock purchase plan					123				123
Class C shares repurchase		(33)			(117)		(25,783)		(25,933)
Shares withheld from employees for tax withholding					(36)				(36)
Stock-based compensation					349				349
Income tax benefits from vesting of restricted stock					26				26

Balance at September 23, 2012	$-	$-	$64	$436	$255,198	$(51,826)	$(8,784)	$1,164	$196,252

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 29, 2013	September 23, 2012
Cash flow from operating activities:
Net earnings	$14,940	$18,228
Adjustments for non-cash items:
Depreciation	15,292	15,907
Amortization	2,282	1,312
Provision for doubtful accounts	112	372
Deferred income taxes	8,400	9,214
Non-cash stock-based compensation	1,689	1,327
Net (gain) loss from disposal of assets	(209)	31
Insurance recoveries, net	(283)	-
Impairment of long-lived assets	238	493
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	2,261	(1,208)
Inventories	923	(787)
Accounts payable	(6,819)	1,463
Other assets and liabilities	(1,356)	(4,734)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,470	41,618

Cash flow from investing activities:
Capital expenditures for property and equipment	(8,516)	(8,123)
Insurance proceeds and proceeds from sales of assets	671	392
Proceeds from sales of businesses	-	884
Acquisition of business	(5,655)	(11,728)
NET CASH USED FOR INVESTING ACTIVITIES	(13,500)	(18,575)

Cash flow from financing activities:
Payments of financing costs	-	(1,234)
Proceeds from long-term notes payable to banks	139,275	92,845
Payments on long-term notes payable to banks	(164,210)	(103,815)
Payments on unsecured subordinated notes payable	-	(1,340)
Principal payments under capital lease obligations	(43)	(243)
Proceeds from issuance of common stock, net	259	245
Income tax benefits from vesting of restricted stock	68	315
Redemption of common stock, net	-	(3,899)
Payment of cash equivalent of accrued dividends	-	(6,246)
NET CASH USED FOR FINANCING ACTIVITIES	(24,651)	(23,372)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(681)	(329)

Cash and cash equivalents:
Beginning of year	2,430	2,418
At September 29, 2013 and September 23, 2012	$1,749	$2,089

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet at December 30, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the third quarter and three quarters ended September 29, 2013 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 29, 2013.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2012.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements:  (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We adopted this guidance in the first quarter of 2013.

In July 2012, the FASB issued amended guidance for impairment of indefinite-lived intangible assets.  The guidance allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount.  If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated.  This update is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012, with early adoption permitted.  We adopted this guidance in 2012.

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

For all periods during which the Company’s class C common stock was issued and outstanding, we applied the two-class method for calculating and presenting our basic earnings per share.  As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under that method:

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic and diluted earnings per share as of September 29, 2013 for class A and B common stock:

	Third Quarter Ended	Three Quarters Ended
	September 29, 2013	September 29, 2013

Net earnings	$4,546	$14,940

Weighted average shares outstanding - Class A and B:
Basic	50,310	50,231
Impact of non-vested restricted shares and performance-based restricted stock units	280	279
Adjusted weighted average shares outstanding - Class A and B	50,590	50,510

Net earnings per share:
Basic - Class A and B common stock:	$0.09	$0.30
Diluted - Class A and B common stock:	$0.09	$0.30

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of basic earnings per share as of September 23, 2012 under the two-class method:

	Third Quarter Ended		Three Quarters Ended
	September 23, 2012		September 23, 2012

Numerator for basic net earnings for each class of common stock:
Net earnings	$7,698		$18,228
Less dividends:
Class A and B	-		-
Minimum class C	218		1,145
Non-vested restricted stock	-		-
Total undistributed net earnings	$7,480		$17,083

Undistributed net earnings:
Class A and B	$7,169		$16,064
Class C	268		897
Non-vested restricted stock	43		122
Total undistributed net earnings	$7,480		$17,083

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-		$-
Class A and B undistributed net earnings	7,169		16,064
Numerator for basic net earnings per class A and B common stock	$7,169		$16,064

Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$218		$1,145
Class C undistributed net earnings	268		897
Numerator for basic net earnings per class C
common stock	$486		$2,042

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	49,981		50,120
Class C	3,264	(1)	3,264	(1)

Basic net earnings per share:
Class A and B	$0.14		$0.32
Class C	$0.15		$0.63

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

The following table sets forth the computation of diluted net earnings per share as of September 23, 2012 for class A and B common stock:

	Third Quarter Ended	Three Quarters Ended
	September 23, 2012	September 23, 2012

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-
Total undistributed earnings	7,169	16,064
Net earnings	$7,169	$16,064

Denominator for diluted net earnings per share:
Weighted average shares outstanding	49,981	50,120

Diluted net earnings per share	$0.14	$0.32

For the third quarter and three quarters of 2013, 629 and 629 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.  Diluted earnings per share for the class C common stock is the same as basic earnings per share for class C common stock because there are no class C common stock equivalents.

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

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of September 29, 2013 and December 30, 2012 consisted of the following:

	September 29, 2013	December 30, 2012

Paper and supplies	$2,079	$2,950
Work in process	33	84
Less obsolescence reserve	(91)	(90)
Inventories, net	$2,021	$2,944

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multichannel Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at September 29, 2013 and December 30, 2012 was $2,575 and $2,468, respectively.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Group, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.  The notes receivable balance at September 29, 2013 and December 30, 2012 was $594 and $772, respectively.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

8	IMPAIRMENT OF LONG-LIVED ASSETS

Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  During the first quarter of 2013, we recorded a property impairment charge of $238 at our broadcasting segment, representing the excess of indicated fair value over the carrying value of the assets held for sale.  Fair value was determined pursuant to an offer to purchase the property.  This fair value measurement is considered a level 3 measurement under the fair value hierarchy.  The charges are reported in selling and administrative expenses in the consolidated statement of operations.

In June 2013, one of Journal’s broadcast towers in Wichita, Kansas endured storm damage. The Company is in discussions with its insurance carrier on valuing the loss and the insurance proceeds to which the Company believes it is entitled.  The Company recorded a gain in the third quarter of 2013 of $283, representing the difference between the property insurance proceeds received to date and the carrying value of the tower at the time of the storm.  The amount and timing of any additional insurance proceeds will be dependent on final repair and/or replacement costs and the related adjudication of the Company’s insurance claim with its carrier.

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of September 29, 2013.

Amortization expense was $758 and $2,282 for the third quarter and three quarters ended September 29, 2013, respectively and $363 and $1,312 for the third quarter and three quarters ended September 23, 2012.  Estimated amortization expense for our next five fiscal years is $3,102 for 2013, $3,008 for 2014, and $2,999 for 2015, 2016 and 2017.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS continued

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 29, 2013 and December 30, 2012 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 29, 2013
Network affiliation agreements	$70,430	$(11,617)	$58,813
Customer lists	4,209	(3,689)	520
Non-compete agreements	8,710	(8,710)	-
Other	2,726	(1,607)	1,119
Total	$86,075	$(25,623)	$60,452

December 30, 2012
Network affiliation agreements	$70,430	$(9,499)	$60,931
Customer lists	4,209	(3,583)	626
Non-compete agreements	8,710	(8,701)	9
Other	2,726	(1,558)	1,168
Total	$86,075	$(23,341)	$62,734

Indefinite-lived Intangibles
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The net carrying amount of our broadcast licenses as of September 29, 2013 and December 30, 2012 was $135,409 and $129,566, respectively.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
Goodwill recorded at our broadcasting and community newspapers reporting units was $122,884 and $2,934, respectively, as of December 30, 2012.  Broadcasting goodwill related to the NewsChannel 5 Network, LLC (NewsChannel 5) acquisition in December 2012 was reduced by $1,500 during the first quarter of 2013.  In addition, we recorded $112 of goodwill in connection with our purchase of WNOX 100.3 FM in the second quarter of 2013.  As of September 29, 2013, we have $121,496 of goodwill recorded at our broadcasting reporting unit and $2,934 of goodwill recorded at our community newspapers reporting unit.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e. market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

10	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the third quarter and three quarters of 2013, we recorded a pre-tax charge of $80 and $828 for workforce separation benefits in our broadcasting and publishing operations, respectively.  These charges are recorded in operating costs and expenses and selling and administrative expenses in the consolidated statement of operations.  Activity associated with the workforce reduction and business initiatives during the three quarters of 2013 is as follows:

	Balance as of December 30, 2012	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of September 29, 2013

Broadcasting	$-	$56	$-	$56
Publishing	809	772	(1,027)	554
Total	$809	$828	$(1,027)	$610

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

11	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as in approximately 15 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2010 through 2012 tax returns are open for federal purposes, and our 2008 through 2012 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit by the Internal Revenue Service for our 2010 and 2011 tax returns, in Wisconsin for our 2004 through 2007 tax returns, in Illinois for our 2006 and 2007 tax returns, and in Michigan for our 2009 through 2011 tax returns.

As of September 29, 2013, our liability for unrecognized tax benefits was $745, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of September 29, 2013, we had $267 accrued for interest expense and penalties.  During the third quarter of 2013, we recognized $26 in net tax expense and related interest.

As of September 29, 2013, it is reasonably possible for $108 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

12	GUARANTEES

We provided a guarantee to the landlord of our former New England community newspapers and shopper business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of September 29, 2013, our potential obligation pursuant to the guarantee was $593, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

13	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits		Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Service cost	$-	$-	$-	$-
Interest cost	1,752	1,895	5,258	5,683
Expected return on plan assets	(1,831)	(2,114)	(5,493)	(6,341)
Amortization of:
Unrecognized prior service cost	(3)	(3)	(8)	(8)
Unrecognized net loss	697	510	2,090	1,529
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$615	$288	$1,847	$863

We have generally funded our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first quarter of 2013, we contributed $400 to our qualified defined benefit pension plan and non-qualified pension plan.  During the third quarter of 2013, we contributed $2,300 to our qualified benefit pension plan and non-qualified pension plan.  Based on the current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we have made total contributions of $2,710 to our qualified defined benefit pension plan in 2013, of which $910 was the minimum amount required and $1,800 was a voluntary additional payment.  We expect to contribute an additional $476 to our unfunded non-qualified pension plan in 2013.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

13	EMPLOYEE BENEFIT PLANS continued

	Other Postretirement Benefits		Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Service cost	$14	$3	$42	$10
Interest cost	95	158	285	473
Amortization of:
Unrecognized prior service cost	(55)	(55)	(165)	(164)
Unrecognized net loss	-	47	-	141
Unrecognized net transition obligation	-	138	-	410
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$54	$291	$162	$870

14	NOTES PAYABLE

Long-term Notes Payable to Banks

During 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of September 29, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $62,660, and the outstanding principal amount of term loans drawn under the credit agreement was $142,500.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The initial pricing spread above LIBOR was 225.0 basis points.  The third quarter pricing spread above LIBOR was 200.0 basis points.

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

As of September 29, 2013 and December 30, 2012, we had borrowings of $205,160 and $230,095, respectively, under our credit facilities at currently effective blended interest rates of 2.25% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $4,011, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

14	NOTES PAYABLE continued

We estimate the fair value of our senior secured credit facilities at September 29, 2013 to be $197,764, based on discounted cash flows using an interest rate of 3.22%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224,752, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled remaining minimum principal repayments of the secured term loan facility as of September 29, 2013 are $3,750 in 2013, $15,000 in 2014, $15,000 in 2015, $15,000 in 2016 and $93,750 thereafter.

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

We estimate the fair value of the subordinated notes at September 29, 2013 to be $16,270, based on discounted cash flows using an interest rate of 7.05%.  We estimated the fair value of the subordinated notes at December 30, 2012 to be $16,188, based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of September 29, 2013 and December 30, 2012, $15,935 of the subordinated notes remains outstanding.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of September 29, 2013, there were 2,279 shares available for issuance under the 2007 Plan.

During the third quarter and three quarters ended September 29, 2013 we recognized $396 and $1,689 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 29, 2013 was $161 and $678.  During the third quarter and three quarters ended September 23, 2012, we recognized $372 and $1,346, respectively, in stock-based compensation expense.  The total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 23, 2012 was $144 and $538, respectively.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

15	STOCK-BASED COMPENSATION continued

We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of September 29, 2013, total unrecognized compensation cost related to stock-based compensation awards was $2,214, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.3 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

A summary of stock grant activity during the three quarters of 2013 is:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 30, 2012	538	$5.30
Granted	226	6.40
Vested	(276)	5.30
Forfeited	(10)	5.53
Non-vested at September 29, 2013	478	5.82

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the three quarters of 2013 was $1,462.  There was an aggregate of 241 unrestricted and non-vested restricted stock grants issued to our non-employee directors (79 shares) and employees (162 shares) in the three quarters of 2012 at a weighted average fair value of $4.92 per share, of which 140 of the non-vested restricted shares have since vested.

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

A summary of stock grant activity during the three quarters of 2013 is:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 30, 2012	77	$5.59
Granted	74	6.33
Vested	-	-
Forfeited	-	-
Non-vested at September 29, 2013	151	5.95

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

A summary of SAR activity during the three quarters of 2013 is:

	SARS	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding and exercisable at December 30, 2012	1,083	$11.26	4.6
Granted	-
Exercised	(341)	7.57
Forfeited	-
Expired	-
Outstanding and exercisable at September 29, 2013	742	13.30	3.9

All SARs have vested.  The aggregate intrinsic value of the SARs exercised during the third quarter of 2013 is $563.  The aggregate intrinsic value of the SARS outstanding and exercisable at the end of the third quarter of 2013 is $18.

Employee Stock Purchase Plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 27 class B common shares sold to employees under this plan in the three quarters of 2013 at a weighted average fair value of $6.74.  As of September 29, 2013, there are 2,162 shares available for sale under the plan.

16	RELATED PARTY TRANSACTIONS

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

17	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, for the first three quarters of 2013 are as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	391	391
Net other comprehensive income (loss)	391	391
Balance as of March 31, 2013	$(55,348)	$(55,348)

Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	390	390
Net other comprehensive income (loss)	390	390
Balance as of June 30, 2013	$(54,958)	$(54,958)

Other comprehensive income before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	391	391
Net other comprehensive income (loss)	391	391
Balance as of September 29, 2013	$(54,567)	$(54,567)

The reclassification of accumulated other comprehensive loss is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Third Quarter Ended	Three Quarters Ended
	September 29, 2013	September 29, 2013
Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss(1)	$(639)	$(1,917)
Income tax expense	248	745
Total reclassifications for the period	$(391)	$(1,172)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 13 “Employee Benefit Plans” for more information. Of the costs for the third quarter ended September 29, 2013, $116 is included in broadcasting operating costs and expenses, $288 is included in publishing operating costs and expenses, and $235 is included in selling and administrative expenses. Of the costs for the three quarters ended September 29, 2013, $332 is included in broadcasting operating costs and expenses, $876 is included in publishing operating costs and expenses, and $709 is included in selling and administrative expenses.

18	SEGMENT REPORTING

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

18	SEGMENT REPORTING continued

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the third quarter and three quarters ended September 29, 2013 and September 23, 2012 and identifiable total assets as of September 29, 2013 and December 30, 2012:

	Third Quarter Ended		Three Quarters Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Revenue
Broadcasting	$60,389	$58,810	$181,463	$157,726
Publishing	37,739	39,193	112,717	118,267
Corporate eliminations	(437)	(248)	(582)	(465)
	$97,691	$97,755	$293,598	$275,528

Operating earnings (loss)
Broadcasting	$8,097	$12,975	$29,945	$32,813
Publishing	3,203	2,234	7,141	5,391
Corporate	(1,768)	(1,641)	(5,986)	(5,436)
	$9,532	$13,568	$31,100	$32,768

Depreciation and amortization
Broadcasting	$3,938	$3,172	$11,798	$9,549
Publishing	1,772	2,265	5,257	7,171
Corporate	174	168	519	499
	$5,884	$5,605	$17,574	$17,219

Capital expenditures
Broadcasting	$2,576	$2,327	$6,191	$6,634
Publishing	318	495	2,251	865
Corporate	42	167	74	624
	$2,936	$2,989	$8,516	$8,123

	September 29, 2013	December 30, 2012
Identifiable total assets
Broadcasting	$474,975	$523,179
Publishing	96,986	104,162
Corporate (1)	36,550	(1,538)
	$608,511	$625,803

(1)	In the second quarter of 2013, we revised our internal management reports to allocate deferred income tax assets entirely to our Corporate segment.

19	SUBSEQUENT EVENTS

On October 4, 2013, Journal Broadcast Corporation and Journal Broadcast Group, Inc., subsidiaries of Journal Communications, Inc., agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17,000 in cash and certain other contingent considerations.  The transaction is subject to FCC approval.  On closing, we expect to record a pre-tax book gain in excess of $9,000.

Index
ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the third quarter and three quarters ended September 29, 2013, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 30, 2012.

More information regarding our business is available at www.journalcommunications.com.  We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website.  We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

Revenue in the broadcast industry is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The expected increased ratings during the Olympic time period provide us the opportunity to sell advertising at premium rates.  Therefore, a decline in revenue during the odd-numbered years is typical and expected.

We had a retransmission agreement with Time Warner Cable Inc. (Time Warner Cable) covering television stations in four of our markets - Milwaukee, WI, Green Bay, WI, Omaha, NE and Palm Springs, CA, and approximately 13% of our total Multichannel Video Programming Distributor (MVPD) subscribers.  This agreement expired June 30, 2013 and was subsequently extended through July 10, 2013.  Journal Broadcast Group offered an additional contract extension through July 31, 2013, though Time Warner Cable refused this extension.  Time Warner Cable removed carriage of our low power television station KPSE-LP in Palm Springs, CA, and dropped carriage of our multicast signals in several markets at midnight on July 10, 2013.  Under FCC retransmission consent rules, local, full-power television stations cannot be removed during a "sweeps" period.  As a result, our full-power television stations continued to be carried by Time Warner Cable through July 24, 2013.

Our signals continued to be broadcast over the air and carried by other MVPDs.  However carriage by Time Warner Cable was not restored until a new agreement was reached on September 20, 2013.  As a result, our markets served by Time Warner Cable experienced a loss of retransmission revenue, lower ratings, and lower advertising revenue in the third quarter of 2013.

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

We strive to grow our traditional and digital media, make capital investments in our businesses which we expect to positively impact revenue, and look for new acquisition opportunities within broadcast.  The execution of our acquisition strategy will hinge upon our ability to identify strategic candidates, negotiate definitive agreements on acceptable terms and, as necessary, secure additional financing.

Results of Operations

Third Quarter Ended September 29, 2013 compared to the Third Quarter Ended September 23, 2012

Our consolidated revenue in the third quarter of 2013 was $97.7 million, a decrease of $0.1 million, or 0.1%, compared to $97.8 million in the third quarter of 2012.  Our consolidated operating costs and expenses in the third quarter of 2013 were $57.4 million, an increase of $4.3 million, or 8.2%, compared to $53.1 million in the third quarter of 2012.  Our consolidated selling and administrative expenses in the third quarter of 2013 were $30.8 million, a decrease of $0.3 million, or 1.3%, compared to $31.1 million in the third quarter of 2012.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2013 and the third quarter of 2012:

	2013	Percent of Total Revenue	2012	Percent of Total Revenue
	(dollars in millions)

Revenue:
Broadcasting	$60.4	61.8%	$58.8	60.2%
Publishing	37.7	38.6	39.2	40.1
Corporate eliminations	(0.4)	(0.4)	(0.2)	(0.3)
Total revenue	97.7	100.0	97.8	100.0

Total operating costs and expenses	57.4	58.8	53.1	54.2
Selling and administrative expense	30.8	31.5	31.1	31.9
Total operating costs and expenses and selling and administrative expenses	88.2	90.3	84.2	86.1
Total operating earnings	$9.5	9.7%	$13.6	13.9%

Revenue from our broadcasting businesses increased $1.6 million in the third quarter of 2013 compared to the third quarter of 2012. This was primarily due to the December 2012 acquisition of Nashville NewsChannel 5 which offset lower political and Olympic revenue and the impact of the Time Warner Cable dispute.  Same-station (excluding Nashville NewsChannel5) net revenue declined $9.0 million, primarily driven by $8.6 million in political and issue advertising revenue in 2012, and $2.7 million of 2012 Olympic revenue.  An increase in non-political national advertising revenue was driven by medical and automotive categories.  A decrease in local advertising revenue was driven by medical and media.  Total expenses from our broadcasting business increased 14.1%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to the Nashville NewsChannel 5 acquisition in December.  Total expenses from same-stations increased 2.0% in the third quarter, and were primarily attributable to increases in network fees.  Operating earnings from our broadcasting business decreased $4.9 million in the third quarter of 2013 compared to the third quarter of 2012 due to the $8.6 million lower political and issue advertising revenue and $2.7 million of Olympic revenue, partially offset by operating earnings related to the acquisition of Nashville NewsChannel 5 in December 2012.

In the third quarter of 2013, our publishing businesses saw an improved advertising environment, while circulation revenue and commercial distribution revenue were lower due to volume declines.  Total retail advertising revenue declined $0.9 million primarily due to $1.8 million of prior year revenue from the northern Wisconsin community publications sold in December 2012 that offset daily newspaper advertising revenue increases.  At our daily newspaper, retail advertising revenue increased $1.0 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to an increase in local advertising.  Classified advertising revenue decreased in the third quarter of 2013 by $0.3 million compared to the third quarter of 2012.  The decline was in the employment category at the daily newspaper, combined with $0.2 million year-over-year decline from the sale of the northern Wisconsin community publications in December 2012.  Publishing digital advertising revenue of $3.1 million increased 8.4%, primarily due to increases in digital retail sponsorships and other revenue, partially offset by declines in classified digital advertising revenue.  National advertising revenue decreased $0.1 million in the third quarter of 2013 due to a decrease in ROP advertising in the entertainment and financial services categories.  Circulation revenue at our daily newspaper decreased $0.4 million in the third quarter of 2013 compared to the third quarter of 2012 due to a decline in circulation volume.  Commercial distribution revenue decreased $0.2 million in the third quarter of 2013 compared to the third quarter of 2012 due to declines in distribution volume.  Other revenue within our community newspaper group increased $0.4 million in the third quarter of 2013 compared to the third quarter of 2012 due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.  Total expenses at our publishing businesses decreased $2.5 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to expense savings from the sale of the northern Wisconsin community publications, combined with savings at the daily newspaper in employee-related costs and depreciation.  Operating earnings at our publishing business increased $1.0 million in the third quarter of 2013 compared to the third quarter of 2012 mainly due to revenue growth at the daily newspaper, savings in employee-related costs at the daily newspaper, ongoing expense savings initiatives, and a decrease in depreciation expense.

The increase in total operating costs and expenses for the company in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to increases in employee-related costs, network expenses, affiliation fee amortization, and commercial printing expenses, partially offset by $2.0 million of expense savings from the sale of the northern Wisconsin community publications.  The decrease in selling and administrative expenses was primarily due to a decrease in employee-related costs.

Index
Our consolidated operating earnings were $9.5 million in the third quarter of 2013, a decrease of $4.1 million, or 29.7%, compared to $13.6 million in the third quarter of 2012.  The following table presents our operating earnings by segment for the third quarter of 2013 and the third quarter of 2012:

	2013	2012
	(dollars in millions)

Broadcasting	$8.1	$13.0
Publishing	3.2	2.2
Corporate	(1.8)	(1.6)
Total operating earnings	$9.5	$13.6

The decrease in total operating earnings was primarily due to the decrease in political and issue revenue and Olympic revenue, the increase in same-station operating expenses at our broadcasting business and a decrease in selling and administrative expenses that offset operating earnings contributed by the Nashville NewsChannel 5 acquisition.

EBITDA in the third quarter of 2013 was $15.4 million, a decrease of $3.8 million, or 19.6%, compared to $19.2 million in the third quarter of 2012.  We define EBITDA as net earnings excluding earnings from discontinued operations, net, provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the third quarter of 2013 and the third quarter of 2012:

	2013	2012
	(dollars in millions)

Net earnings (1)	$4.5	$7.7
Provision for income taxes	3.1	4.9
Total other expense, net	1.9	1.0
Depreciation	5.1	5.2
Amortization	0.8	0.4
EBITDA	$15.4	$19.2

(1)
Included in net earnings for the third quarter of 2013 are pre-tax charges for acquisition, divestiture and integration-related costs of $0.1 million and workforce reduction charges of $0.1 million.  Included in net earnings for the third quarter of 2012 are pre-tax charges for impairment of long-lived assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $0.6 million, and $0.6 million, respectively.

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the third quarter of 2013 was $60.4 million, an increase of $1.6 million, or 2.7%, compared to $58.8 million in the third quarter of 2012.  Operating earnings from broadcasting in the third quarter of 2013 were $8.1 million, a decrease of $4.9 million, or 37.6%, compared to $13.0 million in the third quarter of 2012.

Index
The following table presents our broadcasting revenue and operating earnings for the third quarter of 2013 and the third quarter of 2012:

	2013			2012			Percent Change
	Television	Radio	Total	Television	Radio	Total	Total
	(dollars in millions)

Revenue	$39.8	$20.6	$60.4	$38.9	$19.9	$58.8	2.7%

Operating earnings	$4.6	$3.5	$8.1	$10.0	$3.0	$13.0	(37.6)%

Revenue from our television stations in the third quarter of 2013 was $39.8 million, an increase of $0.9 million, or 2.2%, compared to $38.9 million in the third quarter of 2012.  Revenue increased in three of the nine television markets we operated during both periods.  On a consolidated basis, local advertising revenue increased $7.1 million, or 40.9%; retransmission revenue increased $2.8 million, or 105.0%; and national advertising revenue increased $2.3 million, or 35.1%, each compared to the third quarter of 2012.  The increase in retransmission revenue was due to the Nashville NewsChannel 5 acquisition in December 2012 as well as rate increases resulting from recently negotiated contracts with MVPDs.  Partially offsetting the revenue increases on a consolidated basis were decreases in political and issue revenue of $8.3 million, or 96.5%; Olympic revenue of $2.7 million, or 100%; and other revenue of $0.4 million, or 36.0% compared to the third quarter of 2012.  On a same-station basis, local advertising revenue increased $0.4 million, or 2.0%, retransmission revenue increased $1.4 million, or 51.7%, and national advertising revenue increased $0.1 million, or 1.0%, compared to the third quarter of 2012.  Partially offsetting these revenue increases on a same-station basis were decreases in political and issue advertising revenue of $8.3 million, or 97.4%; Olympic revenue of $2.7 million, or 100%; and other revenue of $0.4 million, or 37.1%, each compared to the third quarter of 2012.  The decrease in political and issue advertising revenue is due to 2013 being primarily a non-political and issue advertising year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically automotive, packaged goods and supermarkets, partially offset by decreases in the charity, furniture & electronics, medical and political categories.  On a consolidated basis, automotive advertising revenue represented 24.0% of total television revenue in the third quarter of 2013 compared to 16.2% in the third quarter of 2012.  Automotive advertising revenue was $9.6 million in the third quarter of 2013, an increase of $3.2 million, or 51.2%, compared to $6.3 million in the third quarter of 2012.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $0.9 million in the third quarter of 2013, an increase of 61.4%, compared to $0.5 million in the third quarter of 2012.  On a same-station basis, digital revenue was $0.6 million in the third quarter of 2013, an increase of 9.0%, compared to $0.5 million in the third quarter of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in the third quarter of 2013 were $4.6 million, a decrease of $5.4 million, or 53.8%, compared to $10.0 million in the third quarter of 2012.  The decrease in operating earnings was primarily due to a $5.0 million decrease in political and issue revenue, which offset an operating earnings increase from the Nashville NewsChannel 5 acquisition.  Total television expenses in the third quarter of 2013 increased $6.2 million, or 21.5%, compared to the third quarter of 2012, primarily due to expenses from the Nashville NewsChannel 5 acquisition in December 2012 as well as increases in employee-related expenses and network expenses.  On a same-station basis, operating earnings decreased $10.3 million, or 98.8%, and total television expenses increased $0.7 million, or 2.4%, compared to the third quarter of 2012.

Revenue from our radio stations in the third quarter of 2013 was $20.6 million, an increase of $0.7 million, or 3.5%, compared to $19.9 million in the third quarter of 2012.  Revenue increased in six of our eight radio markets.  On a consolidated basis, local advertising revenue increased $0.7 million, or 4.3%, and other revenue increased $0.3 million, or 43.3%, each compared to the third quarter of 2012.  Partially offsetting these revenue increases were decreases in national advertising revenue of $0.1 million, or 4.9%, and political and issue advertising revenue of $0.3 million, or 80.1%, each compared to the third quarter of 2012.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the retail, medical and supermarket categories, partially offset by decreases in the furniture & electronics, travel, restaurants and political categories.  On a consolidated basis, automotive advertising represented 15.3% of total radio revenue in the third quarter of 2013 compared to 15.9% in the third quarter of 2012.  Automotive advertising revenue was $3.1 million in both quarters.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue was $0.6 million in both the third quarter of 2013 and the third quarter of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2013 were $3.5 million, an increase of $0.5 million, or 16.3%, compared to $3.0 million in the third quarter of 2012.  The increase in operating earnings was primarily due to the increase in advertising revenue.  Total radio expenses in the third quarter of 2013 increased $0.2 million, or 1.3%, compared to the third quarter of 2012, primarily due to increases in employee-related costs and programming rights fees.  Throughout 2013, we are selectively adding back expense to invest in our employees, programming, and promotion of our products.

Index
Publishing

Revenue from publishing in the third quarter of 2013 was $37.7 million, a decrease of $1.5 million, or 3.7%, compared to $39.2 million in the third quarter of 2012.  Operating earnings from publishing were $3.2 million in the third quarter of 2013, an increase of $1.0 million, or 43.4%, compared to $2.2 million in the third quarter of 2012.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2013 and the third quarter of 2012:

	2013			2012

	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change Total
	(dollars in millions)
Advertising revenue:
Retail	$14.0	$1.5	$15.5	$13.0	$3.4	$16.4	(5.7)%
Classified	3.2	0.5	3.7	3.3	0.7	4.0	(7.9)
National	0.6	-	0.6	0.7	-	0.7	(10.3)
Total advertising revenue	17.8	2.0	19.8	17.0	4.1	21.1	(6.2)
Circulation revenue	12.3	0.3	12.6	12.7	0.4	13.1	(3.9)
Other revenue	4.1	1.2	5.3	4.2	0.8	5.0	7.6
Total revenue	$34.2	$3.5	$37.7	$33.9	$5.3	$39.2	(3.7)%

Operating earnings	$3.0	$0.2	$3.2	$2.0	$0.2	$2.2	43.4%

Advertising revenue accounted for 52.4% of total publishing revenue in the third quarter of 2013 compared to 53.9% in the third quarter of 2012.  Retail advertising revenue in the third quarter of 2013 was $15.5 million, a decrease of $0.9 million, or 5.7%, compared to $16.4 million in the third quarter of 2012, primarily due to $2.0 million of prior year revenue from the northern Wisconsin community publications we sold in December 2012 that offset retail advertising revenue increases at our daily newspaper.  At our daily newspaper, retail advertising revenue increased $1.0 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to targeted programs designed to grow share from retail advertisers.  The $1.9 million decrease in retail advertising revenue at our community newspapers business was primarily due to lower revenue as a result of the sale of the northern Wisconsin community publications in December 2012.

Classified advertising is generally the most sensitive to economic cycles because it is driven by employment demand, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the third quarter of 2013 compared to the third quarter of 2012.  Classified advertising revenue in the third quarter of 2013 was $3.7 million, a decrease of $0.3 million, or 7.9%, compared to $4.0 million in the third quarter of 2012.  At our daily newspaper, classified advertising revenue decreased $0.1 million, or 2.9%, in the third quarter of 2013 compared to the third quarter of 2012.  The revenue declines were due to a decrease in the employment category.  At our community newspapers business, classified advertising revenue decreased $0.2 million, or 31.5%, in the third quarter of 2013 as compared to the third quarter of 2012 as a result of the sale of the northern Wisconsin community publications in December 2012.

The total increase in automotive advertising running in both classified and retail categories at our daily newspaper in the third quarter of 2013 was $0.1 million, or 10.9%, compared to the third quarter of 2012, primarily due to increases in classified ROP and retail ROP advertising revenue.

Total retail and classified digital advertising revenue at our daily newspaper was $3.0 million in the third quarter of 2013, an increase of $0.2 million, or 9.3%, compared to $2.8 million in the third quarter of 2012.  Digital retail advertising revenue increased 19.5% compared to the third quarter of 2012, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 12.9% compared to the third quarter of 2012 due to a decrease in print advertising revenue tied to digital advertisements.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.6 million in the third quarter of 2013, a decrease of $0.1 million, or 10.3%, compared to $0.7 million in the third quarter of 2012.  The decrease was primarily due to a decrease in ROP and preprint advertising in the healthcare and financial business services categories.

Index
Circulation revenue accounted for 33.5% of total publishing revenue in both the third quarter of 2013 and the third quarter of 2012.  Circulation revenue was $12.6 million in the third quarter of 2013, a decrease of $0.5 million, or 3.9%, compared to $13.1 million in the third quarter of 2012.  At our daily newspaper, circulation revenue of $12.3 million in the third quarter of 2013 decreased $0.4 million compared to $12.7 million in the third quarter of 2012, primarily due to a decline in circulation volume.  At our community newspapers business, circulation revenue of $0.3 million in the third quarter of 2013 decreased $0.1 million compared to $0.4 million in the third quarter of 2012.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers, accounted for 14.1% of total publishing revenue in the third quarter of 2013 compared to 12.6% in the third quarter of 2012.  Other revenue was $5.3 million in the third quarter of 2013, an increase of $0.3 million, or 7.6%, compared to $5.0 million in the third quarter of 2012. Other revenue within our community newspaper group increased $0.4 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.

Publishing operating earnings in the third quarter of 2013 were $3.2 million, an increase of $1.0 million, or 43.4%, compared to $2.2 million in the third quarter of 2012.  The increase in operating earnings was primarily due to decreased employee-related costs and depreciation expense.  Total expenses decreased $2.5 million the third quarter of 2013 as compared to the third quarter of 2012, primarily due to expense savings from the sale of the northern Wisconsin community publications in December 2012, combined with savings at the daily newspaper in employee costs, materials and depreciation.  Total newsprint and paper costs for our publishing businesses were $3.9 million in the third quarter of 2013 compared to $4.3 million in the third quarter of 2012.  There was a 9.1% decrease in newsprint consumption and a 0.9% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations.  The unallocated expenses were $1.8 million in the third quarter of 2013, an increase of $0.2 million compared to $1.6 million in the third quarter of 2012.  Revenue and expense eliminations were $0.4 million in the third quarter of 2013 compared to $0.2 million in the third quarter of 2012.

Other Income and Expense and Income Taxes

Interest expense was $1.9 million in the third quarter of 2013 compared to $1.0 million in the third quarter of 2012.  The increase in interest expense was due to our acquisition of Nashville NewsChannel 5 in December 2012 and interest on the unsecured subordinated promissory notes issued during the third quarter of 2012.  Amortization of deferred financing costs, which is reported in interest expense, was $0.2 million in the third quarter of 2013 and $0.4 million in the third quarter of 2012.  Interest income was minimal in both the third quarter of 2013 and the third quarter of 2012.

Our effective tax rate was 40.5% in the third quarter of 2013 compared to 38.8% in the third quarter of 2012 primarily due to the favorable settlement of an audit in 2012.

Net Earnings

Our net earnings in the third quarter of 2013 were $4.5 million, a decrease of $3.2 million, or 40.9%, compared to $7.7 million in the third quarter of 2012.  The decrease was due to lower operating earnings for the reasons described above and the increase in interest expense, partially offset by the decrease in the provision for income taxes.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were both $0.09 in the third quarter of 2013. In the third quarter of 2012, basic and diluted net earnings per share of class A and B common stock were $0.14 for both.

Three Quarters Ended September 29, 2013 compared to the Three Quarters Ended September 23, 2012

Our consolidated revenue in the three quarters of 2013 was $293.6 million, an increase of $18.1 million, or 6.6%, compared to $275.5 million in the three quarters of 2012.  Our consolidated operating costs and expenses in the three quarters of 2013 were $165.8 million, an increase of $15.1 million, or 10.0%, compared to $150.7 million in the three quarters of 2012.  Our consolidated selling and administrative expenses in the three quarters of 2013 were $96.7 million, an increase of $4.7 million, or 5.1%, compared to $92.0 million in the three quarters of 2012.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2013 and the three quarters of 2012:

	2013	Percent of Total Revenue	2012	Percent of Total Revenue
	(dollars in millions)

Revenue:
Broadcasting	$181.5	61.8%	$157.7	57.3%
Publishing	112.7	38.4	118.3	42.9
Corporate eliminations	(0.6)	(0.2)	(0.5)	(0.2)
Total revenue	293.6	100.0	275.5	100.0

Total operating costs and expenses	165.8	56.5	150.7	54.7
Selling and administrative expense	96.7	32.9	92.0	33.3
Total operating costs and expenses and selling and administrative expenses	262.5	89.4	242.7	88.1
Total operating earnings	$31.1	10.6%	$32.8	11.9%

Revenue from our broadcasting businesses increased $23.7 million in the three quarters of 2013 compared to the three quarters of 2012, $21.9 million of which is attributable to broadcast acquisitions occurring in June and December 2012. The remaining increase was primarily due to same-station core local and national advertising growth and increases in retransmission revenue, which was offset almost entirely by a $14.7 million decline in political and issue advertising.  On a consolidated basis, local advertising revenue increased $25.3 million, retransmission revenue increased $8.8 million and national advertising revenue increased $7.3 million, each compared to the three quarters of 2012.  Partially offsetting these revenue increases were decreases in political and issue advertising of $14.7 million, or 92.5%, Olympic revenue of $2.7 million or 100%, and other revenue of $0.3 million, or 6.8%, each as compared to the three quarters of 2012.  The increase in national advertising revenue was driven by the media and automotive categories.  The increase in local advertising revenue was driven by the retail, automotive, and entertainment categories.  On a same-station basis, local advertising revenue increased $4.3 million, or 4.2%, retransmission revenue increased $4.5 million, or 60.1%, and national advertising revenue increased $0.4 million, or 1.5%, each compared to the three quarters of 2012.  Partially offsetting these revenue increases on a same-station basis were decreases in political and issue advertising revenue of $14.9 million, or 93.5%, Olympic revenue of $2.7 million or 100%, and other revenue of $0.3 million, or 9.0%, each compared to the three quarters of 2012.  The decrease in political and issue advertising revenue was due to 2013 being primarily a non-political and issue advertising year.  Operating earnings from our broadcasting business decreased $2.9 million in the three quarters of 2013 compared to the three quarters of 2012, primarily due to the impact on earnings from lower political issue and Olympic revenue.

In the three quarters of 2013, our publishing businesses saw an improved advertising environment and increased commercial print revenue, while circulation revenue and commercial distribution revenue were lower due to volume declines.  Total retail advertising revenue declined $3.9 million in the three quarters of 2013 compared to the three quarters of 2012, primarily due to the impact of the sale of the northern Wisconsin community publications in December 2012, which offset retail advertising revenue increases at the daily newspaper.  Classified advertising revenue also decreased in the three quarters of 2013 by $1.3 million compared to the three quarters of 2012.  Operating earnings at our publishing businesses increased $1.8 million in the three quarters of 2013 compared to the three quarters of 2012.  The increase in operating earnings was primarily due to the decrease in employee-related costs and depreciation expense.

The increase in total company operating costs and expenses in the three quarters of 2013 compared to the three quarters of 2012 was primarily due to increases in employee-related expenses, network expenses, affiliation fee amortization, and commercial printing expenses, partially offset by expense savings from the sale of the northern Wisconsin community publications.  The increase in selling and administrative expenses was primarily due to increases in employee-related expenses.

Index
Our consolidated operating earnings were $31.1 million in the three quarters of 2013, a decrease of $1.7 million, or 5.1%, compared to $32.8 million in the three quarters of 2012.  The following table presents our operating earnings by segment for the three quarters of 2013 and the three quarters of 2012:

	2013	2012
	(dollars in millions)

Broadcasting	$30.0	$32.8
Publishing	7.1	5.4
Corporate	(6.0)	(5.4)
Total operating earnings	$31.1	$32.8

The increase in total operating earnings was primarily due to the financial results of our recently acquired broadcast stations and the decrease in operating expenses at our publishing business, partially offset by the decrease in political and issue advertising revenue, the increase in same-station operating expenses at our broadcasting business and an increase in selling and administrative expenses.

EBITDA in the three quarters of 2013 was $48.7 million, a decrease of $1.3 million, or 2.6%, compared to $50.0 million in the three quarters of 2012.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the three quarters of 2013 and the three quarters of 2012:

	2013	2012
	(dollars in millions)

Net earnings (1)	$15.0	$18.2
Provision for income taxes	10.0	12.1
Total other expense, net	6.1	2.5
Depreciation	15.3	15.9
Amortization	2.3	1.3
EBITDA	$48.7	$50.0

(1)
Included in net earnings for the three quarters of 2013 are pre-tax charges for acquisition, divestiture and integration-related costs of $1.7 million, workforce reduction of $0.8 million and impairment of long-lived assets of $0.2 million.  Included in net earnings for the three quarters of 2012 are pre-tax charges for impairment of long-lived assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $1.0 million, and $1.6 million, respectively.

The increase in EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in the three quarters of 2013 was $181.5 million, an increase of $23.8 million, or 15.0%, compared to $157.7 million in the three quarters of 2012.  Operating earnings from broadcasting in the three quarters of 2013 were $30.0 million, a decrease of $2.8 million, or 8.7%, compared to $32.8 million in the three quarters of 2012.

The following table presents our broadcasting revenue and operating earnings for the three quarters of 2013 and the three quarters of 2012:

	2013			2012			Percent Change
	Television	Radio	Total	Television	Radio	Total	Total
	(dollars in millions)

Revenue	$125.2	$56.3	$181.5	$103.6	$54.1	$157.7	15.0%

Operating earnings	$20.3	$9.7	$30.0	$22.5	$10.3	$32.8	(8.7)%

Index
Revenue from our television stations in the three quarters of 2013 was $125.2 million, an increase of $21.6 million, or 20.8%, compared to the three quarters of 2012.  Revenue increased in three of the nine television markets we operated during both periods.  On a consolidated basis, local advertising revenue increased $22.8 million, or 40.2%; retransmission revenue increased $8.8 million, or 116.0%; and national advertising revenue increased $7.5 million, or 38.3%, each compared to the three quarters of 2012.  The increase in retransmission revenue was due to the Nashville NewsChannel 5 acquisition in December 2012 as well as rate increases resulting from recently negotiated contracts with MVPDs.  Partially offsetting these revenue increases were decreases in political and issue advertising of $14.0 million, or 93.5%, Olympic revenue of $2.7 million, or 100%, and other revenue of $0.8 million, or 38.6%.  The decrease in political and issue advertising revenue was due to 2013 being primarily a non-political and issue advertising year.  On a same-station basis, local television advertising revenue increased $2.3 million, or 4.1%, retransmission revenue increased $4.5 million, or 60.1%, and national advertising revenue increased $0.6 million, or 2.8%, each compared to the three quarters of 2012.  Partially offsetting these revenue increases on a same-station basis were decreases in political and issue advertising revenue of $14.1 million, or 94.6%; Olympic revenue of $2.7 million, or 100%; and other revenue of $0.9 million, or 41.8%, each compared to the three quarters of 2012.

Our television stations experienced advertising revenue increases in a number of categories, specifically automotive, media and entertainment, partially offset by decreases in pharmaceuticals, legal, communications and political categories.  On a consolidated basis, automotive advertising revenue represented 21.8% of total television revenue in the three quarters of 2013 compared to 16.9% in the three quarters of 2012.  Automotive advertising revenue was $27.3 million in the three quarters of 2013, an increase of $9.8 million, or 56.1%, compared to $17.5 million in the three quarters of 2012.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $2.7 million in the three quarters of 2013, an increase of 89.5%, compared to $1.4 million in the three quarters of 2012.  On a same-station basis, digital revenue was $1.8 million in the three quarters of 2013, an increase of 25.3%, compared to $1.4 million in the three quarters of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in the three quarters of 2013 were $20.3 million, a decrease of $2.2 million, or 10.3%, compared to $22.5 million in the three quarters of 2012.  The increase in operating earnings was primarily due to the increase in advertising revenue related to the Nashville NewsChannel 5 acquisition, partially offset by the decline in political, issue and Olympic advertising revenue.  Total television expenses in the three quarters of 2013 increased $23.8 million, or 29.5%, compared to the three quarters of 2012, primarily due to expenses from the Nashville NewsChannel 5 acquisition in December 2012 as well as increases in employee-related expenses and network expenses.

Revenue from our radio stations in the three quarters of 2013 was $56.3 million, an increase of $2.2 million, or 4.0%, compared to $54.1 million in the three quarters of 2012.  Revenue increased in seven of our eight radio markets.  On a consolidated basis, local advertising revenue increased $2.5 million, or 5.4% and other revenue increased $0.6 million, or 34.3%, each compared to the three quarters of 2012.  Partially offsetting these revenue increases were decreases in political and issue advertising of $0.8 million, or 76.6% and national advertising revenue of $0.1 million, or 2.9%, each compared to the three quarters of 2012.  On a same-station basis, revenue from our radio stations in the three quarters of 2013 was $55.7 million, an increase of $1.6 million, or 2.9%, compared to $54.1 million in the three quarters of 2012. On a same-station basis, local advertising revenue increased $2.0 million or 4.3% and other revenue increased $0.5 million, or 33.5%, each compared to the three quarters of 2012. Partially offsetting these revenue increases were same-station decreases in political and issue advertising of $0.8 million, or 76.6% and national advertising revenue of $0.2 million, or 3.9%, each compared to the three quarters of 2012.

Our radio stations experienced advertising revenue increases in the retail, medical and packaged goods categories, partially offset by decreases in the other services, communications, media and political categories.  On a consolidated basis, automotive advertising represented 15.3% of total radio revenue in the three quarters of 2013, compared to 15.5% in the three quarters of 2012.  Automotive advertising revenue was $8.6 million in the three quarters of 2013 and $8.4 million in the three quarters of 2012.  Digital revenue was $1.9 million in the three quarters of 2013, an increase of 23.3%, compared to $1.5 million in the three quarters of 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in the three quarters of 2013 were $9.7 million, a decrease of $0.6 million, or 5.4%, compared to $10.3 million in the three quarters of 2012.  Lower operating earnings were due to higher operating expenses, partially offset by increased advertising revenue.  Total radio expenses in the three quarters of 2013 increased $2.8 million, or 6.2%, compared to the three quarters of 2012, primarily due to the impact of credits received from an industry-wide music licensing fee settlement in 2012, as well as expenses from acquisitions and increases in employee-related costs and barter programming.

Publishing

Revenue from publishing in the three quarters of 2013 was $112.7 million, a decrease of $5.6 million, or 4.7%, compared to $118.3 million in the three quarters of 2012.  Operating earnings from publishing were $7.1 million in the three quarters of 2013, an increase of $1.7 million, or 32.5%, compared to $5.4 million in the three quarters of 2012.

Index
The following table presents our publishing revenue by category and operating earnings for the three quarters of 2013 and the three quarters of 2012:

	2013			2012

	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total	Percent Change Total
	(dollars in millions)
Advertising revenue:
Retail	$40.9	$4.6	$45.5	$39.0	$10.4	$49.4	(7.8)%
Classified	9.8	1.4	11.2	10.5	2.0	12.5	(10.7)
National	1.8	-	1.8	2.2	-	2.2	(17.3)
Total advertising revenue	52.5	6.0	58.5	51.7	12.4	64.1	(8.7)
Circulation revenue	36.2	1.0	37.2	37.6	1.3	38.9	(4.3)
Other revenue	13.1	3.9	17.0	12.9	2.4	15.3	11.3
Total revenue	$101.8	$10.9	$112.7	$102.2	$16.1	$118.3	(4.7)%

Operating earnings	$6.5	$0.6	$7.1	$4.8	$0.6	$5.4	32.5%

Advertising revenue accounted for 51.9% of total publishing revenue in the three quarters of 2013 compared to 54.2% in the three quarters of 2012.  Retail advertising revenue in the three quarters of 2013 was $45.5 million, a decrease of $3.9 million, or 7.8%, compared to $49.4 million in the three quarters of 2012, primarily due to $3.7 million of prior year revenue from the northern Wisconsin community publications we sold in December 2012 that offset retail advertising revenue increases at our daily newspaper.  At our daily newspaper, retail advertising revenue increased $1.9 million in the three quarters of 2013 compared to the three quarters of 2012, primarily due to targeted programs designed to grow share from retail advertisers.  The $5.8 million decrease in retail advertising revenue at our community newspapers business was primarily due to the sale of the northern Wisconsin community publications in December 2012.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the employment demand, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the three quarters of 2013 compared to the three quarters of 2012.  Classified advertising revenue in the three quarters of 2013 was $11.2 million, a decrease of $1.3 million, or 10.7%, compared to $12.5 million in the three quarters of 2012.  At our daily newspaper, classified advertising revenue decreased $0.7 million, or 6.5%, in the three quarters of 2013 compared to the three quarters of 2012.  At our community newspapers business, classified advertising revenue decreased $0.6 million, or 32.0%, in the three quarters of 2013 as compared to the three quarters of 2012, primarily due to the sale of the northern Wisconsin community publications in December 2012.

The total decrease in automotive advertising running in both classified and retail categories at our daily newspaper in the three quarters of 2013 was $0.2 million, or 6.8%, compared to the three quarters of 2012.  The decrease was primarily due to lower online retail revenue and classified ROP advertising revenue.

Total retail and classified digital advertising revenue at our daily newspaper was $9.2 million in the three quarters of 2013, an increase of $0.9 million, or 10.8%, compared to $8.3 million in the three quarters of 2012.  Digital retail advertising revenue increased 19.9% compared to the three quarters of 2012, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 8.9% compared to the three quarters of 2012 due to a decrease in print advertising revenue tied to digital advertisements.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $1.8 million in the three quarters of 2013, a decrease of $0.4 million, or 17.3%, compared to $2.2 million in the three quarters of 2012.  The decrease was primarily due to a decrease in ROP and preprint advertising in the financial business services and healthcare categories, respectively.

Circulation revenue accounted for 33.0% of total publishing revenue in the three quarters of 2013 compared to 32.9% in the three quarters of 2012.  Circulation revenue was $37.2 million in the three quarters of 2013, a decrease of $1.7 million, or 4.3%, compared to $38.9 million in the three quarters of 2012.  At our daily newspaper, circulation revenue of $36.2 million in the three quarters of 2013 decreased $1.4 million compared to $37.6 million in the three quarters of 2012, primarily due to a decline in circulation volume.  At our community newspapers business, circulation revenue of $1.0 million in the three quarters of 2013 decreased $0.3 million compared to $1.3 million in the three quarters of 2012.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at our community newspapers, accounted for 15.1% of total publishing revenue in the three quarters of 2013 compared to 13.0% in the three quarters of 2012.  Other revenue was $17.0 million in the three quarters of 2013, an increase of $1.7 million, or 11.3%, compared to $15.3 million in the three quarters of 2012. Commercial printing revenue at the daily newspaper increased $0.6 million in the three quarters of 2013 compared to the three quarters of 2012, driven by a new national customer and increased revenue from another customer.  Other revenue within our community newspaper group increased $1.5 million in the three quarters of 2013 compared to the three quarters of 2012, primarily due to new commercial print contracts related to the northern Wisconsin community publications that we continue to print following the sale.

Index
Publishing operating earnings in the three quarters of 2013 were $7.1 million, an increase of $1.7 million, or 32.5%, compared to $5.4 million in the three quarters of 2012.  The increase in operating earnings was primarily due to a decrease in depreciation and employee-related expenses.  Total expenses decreased $7.3 million the three quarters of 2013 as compared to the three quarters of 2012, primarily due to expense savings from the sale of the northern Wisconsin community publications in December 2012, combined with savings at the daily newspaper in depreciation and employee-related expenses, which was partially offset by increased commercial printing expenses at both our daily newspaper and community newspapers business.  Total newsprint and paper costs for our publishing businesses were $11.6 million in the three quarters of 2013 compared to $12.3 million in the three quarters of 2012.  There was a 7.5% decrease in newsprint consumption and a 0.5% increase in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations.  Revenue and expense eliminations were $0.6 million in the three quarters of 2013 and $0.5 million in the three quarters of 2012.  The unallocated expenses were $6.0 million in the three quarters of 2013, an increase of $0.6 million compared to $5.4 million in the three quarters of 2012.

Other Income and Expense and Income Taxes

Interest expense was $5.9 million in the three quarters of 2013 compared to $2.4 million in the three quarters of 2012.  The increase in interest expense was due to interest on the unsecured subordinated promissory notes issued during the third quarter of 2012 and the increase in long-term notes payable to banks from our acquisition of Nashville NewsChannel 5 in December 2012.  Amortization of deferred financing costs, which is reported in interest expense, was $0.8 million in the three quarters of 2013 and $0.9 million in the three quarters of 2012.  Interest income was minimal in both the three quarters of 2013 and the three quarters of 2012.

Our effective tax rate was 40.2% in the three quarters of 2013 compared to 40.0% in the three quarters of 2012.

Net Earnings

Our net earnings in the three quarters of 2013 were $14.9 million, a decrease of $3.3 million, or 18.0%, compared to $18.2 million in the three quarters of 2012.  The decrease was primarily due to higher selling and operating costs due to the acquisition of Nashville NewsChannel 5 in December 2012 and lower political, issue and Olympic revenue.

Earnings per Share for Class A and B Common Stock

In the three quarters of 2013, basic and diluted net earnings per share of class A and B common stock were $0.30 for both.  This compared to $0.32 for both in the three quarters of 2012.

Liquidity and Capital Resources

Our cash balance was $1.7 million as of September 29, 2013.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $137.3 million as of September 29, 2013 will meet our current needs.  In connection with the acquisition of NewsChannel 5 Network, LLC in December 2012, we amended the credit agreement to permit the acquisition and increase the total borrowing capacity to $350.0 million.  During the three quarters of 2013, we reduced our notes payable to banks by $24.9 million.  We expect to continue to pay down our notes payable to banks, invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we have initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of September 29, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $62.7 million, and the outstanding principal amount of term loans drawn under the credit agreement was $142.5 million.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Index
Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  The third quarter pricing spread above LIBOR was 200.0 basis points.

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

As of September 29, 2013, we were in compliance with the financial covenants of the senior secured credit facilities.  The senior secured credit facilities contain the following financial covenants, which remain constant over the term of the agreement:

•	A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of September 29, 2013, our consolidated funded debt ratio was 2.41-to-1.

•	A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments to consolidated interest expense. As of September 29, 2013, our interest coverage ratio was 11.45-to-1.

As of September 29, 2013 and December 30, 2012, we had borrowings of $205.2 million and $230.1 million, respectively, under our credit facilities at a current effective blended interest rate of 2.25% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $4.0 million, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at September 29, 2013 to be $197.8 million, based on discounted cash flows using an interest rate of 3.22%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224.8 million, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, included with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

We estimate the fair value of the subordinated notes at September 29, 2013 to be $16.3 million, based on discounted cash flows using an interest rate of 7.05%.  We estimated the fair value of the subordinated notes at December 30, 2012 to be $16.2 million, based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of September 29, 2013 and December 30, 2012, $15.9 million of the subordinated notes remains outstanding.

We have $1.9 million of standby letters of credit for business insurance purposes.

Index
Workforce Reductions and Business Improvements

Our liability for separation benefits of $0.6 million as of September 29, 2013 will be paid during the next year.  The ongoing activity of our liability for separation benefits during the third quarter of 2013 was as follows:

	Balance as of December 30, 2012	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of September 29, 2013
	(dollars in millions)

Broadcasting	$-	$0.1	$-	$0.1
Publishing	0.8	0.7	(1.0)	0.5
Total	$0.8	$0.8	$(1.0)	$0.6

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares.  Our board of directors periodically reviews our dividend payment policy and our ability to pay cash dividends.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the third quarter of 2013, we did not repurchase any shares of our class A common stock.  As of the end of the third quarter of 2013, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

On August 13, 2012, we repurchased all 3.3 million outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock.

Cash Flow

In the third quarter of 2013, we reduced our notes payables to banks by $24.9 million while selectively adding back expense to invest in our employees, programming and promoting our products.

Cash provided by operating activities was $37.5 million in the third quarter of 2013 compared to $41.6 million in the third quarter of 2012.  The decrease was primarily due to decreased net earnings, decreased cash provided by working capital, increased income tax payments, and increased payments related to our executive incentive compensation plans and other performance based plans related to our 2012 results.

Cash used for investing activities was $13.5 million in the third quarter of 2013 compared to $18.6 million in the third quarter of 2012.  Capital expenditures were $8.5 million in the third quarter of 2013 compared to $8.1 million in the third quarter of 2012.  Our capital expenditures in the third quarter of 2013 were primarily at our broadcasting business for high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.  In the second quarter of 2013, we paid $5.7 million, in addition to $0.3 million paid in escrow in December 2012, to complete the acquisition of WNOX-FM in the Knoxville, Tennessee market.  In the first quarter of 2012, the $0.5 million notes receivable from the sale of the Clearwater, Florida based operations of PrimeNet were paid in full.

Cash used for financing activities was $24.7 million in the third quarter of 2013 compared to $23.4 million in the third quarter of 2012.  Borrowings under our credit facility in the third quarter of 2013 were $139.3 million and we made payments of $164.2 million, reflecting a $24.9 million decrease in our notes payable to banks, compared to borrowings of $92.8 million and payments of $103.8 million in the third quarter of 2012, reflecting an $11.0 million decrease in our notes payable to banks.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the third quarter ended September 29, 2013:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 to July 28, 2013	-		-	-	$37,353,739
July 29, 2013 to August 25, 2013	2,185	(2)	-	-	$37,353,739
August 26, 2013 to September 29, 2013	20,800	(3)	-	-	$37,353,739

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013.
(2)	Represents 2,185 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.
(3)	Represents 20,800 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at September 29, 2013 and December 30, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 29, 2013 and September 23, 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 29, 2013 and September 23, 2012; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 29, 2013; (v) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 23, 2012; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 29, 2013 and September 23, 2012; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: November 1, 2013	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: November 1, 2013	/s/ Andre J. Fernandez
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

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at September 29, 2013 and December 30, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 29, 2013 and September 23, 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 29, 2013 and September 23, 2012; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 29, 2013; (v) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 23, 2012; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 29, 2013 and September 23, 2012; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.