Form 10-K
period 2013-12-29
JOURNAL COMMUNICATIONS INC
filed 2014-03-10
CIK 1232241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2013
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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $329,902,375 (based on the closing price of such stock on the New York Stock Exchange, Inc. as of such date).  The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2014:

Class	Outstanding at February 28, 2014
Class A Common Stock	44,780,659
Class B Common Stock	6,032,077
Class C Common Stock	-

Documents Incorporated by Reference
Portions of the Proxy Statement for our May 6, 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

•
quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when network programs are made available to our viewers;

•	changes in video programming distribution channels, including new Internet and mobile programming competitors;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

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

Index
We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K and which we undertake no duty to update.

PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment consists of 13 television stations and 35 radio stations in 11 states.  Results from our digital media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications – primarily in southeastern Wisconsin – as well as print facilities in West Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

Our revenue was $397.3 million, $393.1 million, and $351.5 million in 2013, 2012, and 2011, respectively.  The revenue generated by our operating segments as a percentage of our consolidated revenue for the last three years is shown below:

	2013	2012	2011

Broadcasting	61.3%	58.1%	51.4%
Publishing	38.9	42.0	48.7
Corporate	(0.2)	(0.1)	(0.1)
Total	100.0%	100.0%	100.0%

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

Broadcasting

Our broadcasting business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 13 television stations and 35 radio stations in 11 states.  Our broadcasting business accounted for 61.3% of our revenue for the year ended December 29, 2013.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our broadcasting business.

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

In an effort to maximize our operating margins, we have implemented a centralized management approach to certain functions such as IT, billing, finance, purchasing and human resources to generate economies of scale and incorporate best practices.  We intend to continue to pursue market share and invest in ratings growth which we believe will generate increased revenue and drive improvement in operating margin.  We also plan to continue to diligently manage our expenses and make prudent investments to drive revenue.

Index
In five of our markets, Milwaukee, Wisconsin; Boise, Idaho; Tucson, Arizona; Omaha, Nebraska and Green Bay, Wisconsin, we either operate both television and radio stations or operate more than one television station.  We believe multiple properties in a market help us to better serve advertisers, viewers and listeners and help maximize our revenue and operating margins.

Television Broadcasting

Based on the November 2013 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in six of the ten markets in which our television stations operate.  In 2013, revenue from television operations accounted for 68.4% of our broadcasting revenue.

Our television stations are:

Station and Network Affiliation(8)	Market	Year Acquired	Station Market Rank(1)	Station Audience Share(1)	Total Stations in Market(2)	Expiration Date of Network Affiliation	Expiration Date of FCC License(3)
WTMJ-TV NBC	Milwaukee, WI	1947	4	8	16	12/31/2015	12/1/2005(4)
KTNV-TV ABC	LasVegas, NV	1979	3	6	15	12/31/2017	10/1/2014
WSYM-TV FOX	Lansing, MI	1984	4	6	7	12/31/2014	10/1/2013(4)
KIVI-TV ABC	Boise, ID	2001	3	8	12	12/31/2017	10/1/2014
KNIN-TV FOX	Boise, ID	2009	4	5	12	12/31/2014	10/1/2014
KSAW-LD ABC (6)	Twin Falls, ID	2001	3	4	7	12/31/2017	10/1/2014
WGBA-TV NBC	Green Bay/Appleton, WI (7)	2004	4	6	8	12/31/2015	12/1/2013(4)
WACY-TV MNT (5)	Green Bay/Appleton, WI (7)	2004	N/A	N/A	8	9/28/2014	12/1/2013(4)
KGUN-TV ABC	Tucson, AZ	2005	3	9	17	12/31/2017	10/1/2014
KWBA-TV CW (5)	Tucson, AZ	2008	N/A	N/A	17	8/31/2016	10/1/2014
WFTX-TV FOX	Naples/Fort Myers, FL	2005	4+	4	11	12/31/2014	2/1/2013(4)
KMTV-TV CBS	Omaha, NE	2005	3	10	11	9/18/2016	6/1/2014
WTVF-TV CBS	Nashville, TN	2012	1	14	10	7/2/2015	8/1/2013(4)

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the DMA. Station audience share equals the percentages of the audience in the DMA actually watching our television station. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2013 Nielsen ratings book. A “+” indicates a tie with another station in the market.

(2)	Includes all television stations whose city of origin is within the DMA that meet the minimum reporting standards.

(3)	Federal Communications Commission (FCC) (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. Refer to “Regulation” for further discussion of the FCC license renewal process.

(4)	Renewal pending.

(5)	WACY-TV and KWBA-TV did not qualify to be reported in the November 2013 Nielsen ratings book.

(6)	Low-power digital television station.

(7)	Green Bay, WI and Appleton, WI are considered one DMA. We also hold a license for a related low-power station, WTKI-CA, in this market.

(8)	Effective January 1, 2014 we closed on the sale of Palm Springs television stations KMIR-TV and KPSE-LP MNT, which are recorded as discontinued operations.

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

Political and issue and automotive advertising are our most significant broadcasting revenue categories.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.  Television political and issue advertising revenue was $1.3 million in 2013 compared to $34.0 million in 2012.  NBC has purchased the right to broadcast the Olympics through 2020, which will benefit our NBC affiliates in 2014.  Olympics-related advertising on our two NBC affiliates was $2.3 million in 2012.  Automotive advertising revenue increased by $11.6 million, or 31.2%, in 2013 compared to 2012.

We currently have retransmission consent agreements with Multichannel Video Programming Distributors (MVPDs) in our local markets for the rights to distribute our signals and local programming in their pay television services to consumers.  Our television stations experienced an $11.7 million, or 114.6%, increase in retransmission consent revenue in 2013 due to the acquisition of NewsChannel 5 Network, LLC, contractual annual rate increases and the renewal of several contracts.  These agreements are for multiple years with set rate increases and are based upon the number of subscribers to the MVPDs systems.

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

Radio Broadcasting

Based on the Fall 2013 Arbitron ratings book, we have the number one station in terms of station audience rank in two of the eight clusters in which our radio stations operate.  We have grown our radio operations primarily through acquisitions of stations in mid-sized markets with growth potential.  In 2013, revenue from radio operations accounted for 31.6% of our broadcasting revenue.

Index
Our radio stations are:

Market and Station	Year Acquired	Format	Station Audience Rank(1)	Total Stations in Market(2)	FCC License Class(3)	Expiration Date of FCC License(4)

Milwaukee, WI
WTMJ-AM (5)	1927	News/Talk/Sports	2	33	B	12/1/2012(6)
WLWK-FM (5)	1959	Adult Hits	11	33	B	12/1/2020

Omaha, NE
KEZO-FM (5)	1995	Rock	6	20	C0	6/1/2013(6)
KKCD-FM (5)	1995	Classic Rock	11+	20	C2	6/1/2021
KSRZ-FM (5)	1998	Adult Contemporary	7	20	C	6/1/2021
KXSP-AM	1999	Sports	14+	20	B	6/1/2021
KQCH-FM (5)	1999	Contemporary Hits	4	20	C	6/1/2021

Tucson, AZ
KFFN-AM	1996	Sports (Simulcast)	19+	23	C	10/1/2021
KMXZ-FM (5)	1996	Adult Contemporary	2	23	C	10/1/2021
KQTH-FM (5)	1996	News/Talk	10+	23	A	10/1/2013(6)
KTGV-FM	1998	Rhythmic AC	13	23	C2	10/1/2021

Knoxville, TN
WCYQ-FM (5)	1997	Country	7	23	A	8/1/2020
WWST-FM (5)	1997	Contemporary Hits	4	23	C1	8/1/2020
WKHT-FM (5)	1998	Contemporary Hits/Rhythmic	5	23	A	8/1/2020
WNOX-FM	2013	Classic Hits	8	23	C	8/1/2020

Boise, ID
KJOT-FM	1998	Variety Rock	14+	20	C	10/1/2021
KQXR-FM	1998	Active Rock	8	20	C1	10/1/2021
KTHI-FM	1998	Classic Hits	9	20	C	10/1/2021
KRVB-FM	2000	Adult Alternative	11+	20	C	10/1/2021

Wichita, KS
KFDI-FM (5)	1999	Country	1	22	C	6/1/2021
KICT-FM (5)	1999	Rock	5	22	C1	6/1/2021
KFXJ-FM (5)	1999	Classic Rock	11	22	C2	6/1/2021
KLIO-AM	1999	Spanish Sports	19+	22	B	6/1/2021
KYQQ-FM	1999	Regional Mexican	16	22	C0	6/1/2021
KFTI-FM	2000	Classic Country	12	22	C1	6/1/2021

Springfield, MO
KSGF-AM & FM	1999/2003	News/Talk (Simulcast)	7+	17	B/C3	2/1/2021
KTTS-FM	1999	Country	1	17	C	2/1/2021
KSPW-FM	1999	Contemporary Hits	2	17	C2	2/1/2021
KRVI-FM	2003	Adult Hits	5+	17	C3	2/1/2021

Tulsa, OK
KFAQ-AM (5)	1999	News/Talk	15	24	A	6/1/2021
KVOO-FM (5)	1999	Country	5+	24	C	6/1/2021
KXBL-FM (5)	1999	Classic Country	9	24	C1	6/1/2021
KHTT-FM	2012	Contemporary Hits	12+	24	C0	6/1/2013(6)
KBEZ-FM	2012	Classic Hits	3	24	C0	6/1/2021

Index
(1)
Station audience rank equals the ranking of each station, in its market, according to the Fall 2013 Arbitron ratings book.  The diary ranking is determined based on the estimated share of persons 12 years and older and the Portable People Meter (PPM) ranking is based on the estimated share of persons six years and older listening during an average 15-minute increment (also known as "average quarterly hour," or "AQH," share) occurring Monday-Sunday between 6:00 a.m. and midnight. A "+" indicates a tie with another station in the market.

(2)	Includes stations qualified to be reported in the Fall 2013 Arbitron ratings book. To be reported in a diary market, a station must have met the following requirements among persons 12 years and older occurring Monday-Sunday between 6:00 a.m. and midnight:
a)	Must be credited for at least one quarter-hour in at least 10 in-tab diaries, have a metro cume rating of 0.495 or greater and a metro AQH rating of 0.05 or greater.
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

Index
Revenues in the broadcast industry are derived primarily from the sale of advertising time to local, national, political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenues and other sources.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Other than the political and issue and automotive categories, our broadcasting business continues to experience an uneven economic recovery across the markets in which we operate due to continued challenges in employment and the housing markets.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news, syndicated programs and other programming.

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

Commercial television stations generally fall into one of three categories.  The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX).  The second category includes stations affiliated with more recently developed national networks, such CW and MyNetwork TV (MNT).  The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming.  Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time.  Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising.  Our retransmission revenue has increased significantly in recent years and we expect that retransmission revenue will continue to increase with annual contractual rate increases in our existing contracts with MVPDs and strategic renegotiation of expiring contracts.  We renewed our network affiliation agreements with ABC, FOX, CW and MNT in 2011.  We renewed our network affiliation agreement with NBC in 2013.  The renewed network agreements include higher programming fees payable to the networks, which we expect will continue to increase.  There can be no assurance that we will achieve and/or maintain profitability on our retransmission agreements after accounting for payments to networks.

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

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc. and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community publications.  Our publishing business accounted for 38.9% of our revenue for the year ended December 29, 2013.  Within our publishing segment, our daily newspaper accounted for 90.6% of our publishing revenue.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously since 1882, our daily newspaper has the largest circulation of any newspaper published in Wisconsin, with a six-month average net paid circulation reported to the Alliance for Audited Media in our Publisher’s Statement at September 30, 2013 of 318,711 on Sunday and 194,321 daily (on a five-day average).  The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area.  According to a 2013 readership survey conducted by Scarborough Research, the daily and Sunday Milwaukee Journal Sentinel rank number one in readership among the 50 highest populated markets in the United States.  Over the course of a week, readership of our print newspaper and digital websites combined ranks first among the largest U.S. markets with a 59% penetration rate.  These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s Designated Market Area (DMA) by the number of persons over the age of 18 in the newspaper’s DMA. The Milwaukee Journal Sentinel’s DMA, which ranks among the top 50 in the United States, consists of the 10-county area surrounding Milwaukee, Wisconsin.

In 2011, our daily newspaper won its third Pulitzer Prize in four years for explanatory reporting. Only the New York Times and the Washington Post have won journalism’s highest honor more times in those four years than the Milwaukee Journal Sentinel.   In 2008 and 2010, the Milwaukee Journal Sentinel received Pulitzers in the Local Reporting category.

Index
In 2013, our newsroom staff received many awards for both print and digital coverage, from investigative work to features. Reporter Dan Egan was a finalist for the Pulitzer Prize in Explanatory Reporting for his coverage of invasive species in the Great Lakes, work that also won the AAAS/Kavli Science Journalism Award and a National Headliner Award for environmental reporting. Our watchdog coverage of the Milwaukee Police Department – from questionable crime numbers to a death in police custody – won the Eugene Pulliam First Amendment Award from the Society of Professional Journalists and was named Best of Show in the Headliner Awards. Separately, the investigation into the police custody death of an alleged felon won a George Polk award, while an investigation into suspicious crime numbers received the Clark Mollenhoff Award. Our “Paper Cuts” series, exploring the decline of Wisconsin’s paper industry and the rise of China as a paper power, won the APME International Perspectives Award, the top SABEW award for explanatory reporting and was recognized for digital storytelling by the Society for Features Journalism. Other recognition included a Casey Medal for a story about a child’s sexual identity issues and a career achievement award for medical reporter John Fauber. The newspaper’s business section was recognized for general excellence by the Society of American Business & Economics Writers (SABEW), our Tap Milwaukee website won an “Eppy” for best entertainment website and the “Wisconsin Voter” blog, written by Craig Gilbert, was named top news/political blog.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites.  Our daily newspaper operates a co-branded online automotive offering under a franchise agreement with CarSoup of Minnesota, Inc. (CarSoup.com).  In 2013, online revenue of $12.8 million for digital products affiliated with our daily newspaper increased 3.7% compared to $12.3 million in 2012, primarily due to an increase in ads purchased through programmatic buying, real-time bidding and retail sponsorship ads.

The following table sets forth our average net paid circulation as filed with the Alliance for Audited Media (AAM):

	Six-Months Ended September 30			12-Months Ended March 31
	2013	2012	2011	2013	2012	2011
Daily (Five-day average; Monday-Friday)	194,321	207,066	188,818	202,573	187,287	188,992
Sunday	318,711	337,829	326,262	329,203	327,311	332,586

Circulation revenue accounted for 34.9% of our daily newspaper’s total revenue in 2013.  The Milwaukee Journal Sentinel single copy prices are $1.25 for daily, and $2.50 for Sunday, following a price increase for Sunday in June 2013 and for daily in July 2013, in our five county primary market area.  We believe our average net paid print circulation will decrease due to, among other factors, increased competition for readers from new media products, other free sources and time pressures on consumers.  Advertising revenue accounted for 52.5% of our daily newspaper’s total revenue in 2013.  Our daily newspaper experienced decreased revenue in most print advertising categories in 2013 compared to 2012 due to the secular influences affecting the newspaper industry and the continued economic uncertainty.  Digital advertising revenue and our Total Market Coverage (TMC) product showed growth in 2013 over 2012.

The Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our jsonline.com website in January 2012.  Integrated into the launch of the paywall was a price increase to our home delivery subscribers, who gain full access to all digital products with their subscription fee.

Other revenue, which consists of commercial printing revenue, commercial distribution, and revenue from promotional events, accounted for 12.6% of our daily newspaper's total revenue in 2013.  Our state-of-the-art printing facility, which now includes the ability to print ultra-violet coated pages, similar to magazines, allows us to leverage our existing assets to sign long term agreements to print other daily newspapers, such as USA Today, Wall Street Journal, Kenosha News, Pioneer Press suburban editions, Chicago Reader and others.  We believe we provide high quality, competitive pricing and close proximity to their readers in southeastern Wisconsin and Chicago and its suburbs.

Community Publications

We own and operate community publications and a printing plant in Waupaca, Wisconsin through our subsidiary, Journal Community Publishing Group, Inc. In December 2012, we sold all but two of our community publications in northern Wisconsin.  The remaining publications are primarily in southeastern Wisconsin.

Lake Country Publications and its multi-media products captured a record 90 national and state awards, including the best-in-class trophy from the Wisconsin Newspaper Association for the largest weekly newspapers in 2013.

Our community publications have a combined paid and free average weekly distribution of approximately 175,000. Our community publications focus on local news and events that are of interest to the local residents.  In some markets, our community publications are the only source of local news.

We also publish a business-to-business publication that appeals to advertisers and readers in the agricultural market with a combined paid and free average monthly distribution of approximately 20,000.

Index
Advertising revenue and circulation revenue accounted for 55.1% and 8.9%, respectively, of our community publications’ total revenue in 2013. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Other revenue, the majority of which comes from commercial printing, accounted for 36.0% of our community publications’ total revenue in 2013. Our community publications groups are as follows:

			Number of
	2013	2012					Niche
	Average	Average	Newspapers		Shoppers		Publication
	Distribution	Distribution	2013	2012	2013	2012	2013	2012
Northern Wisconsin	21,000	23,000	1	1	-	-	1	1
Southeastern Wisconsin	154,000	177,000	16	16	1	1	-	-

Newsprint

The basic raw material of newspapers is newsprint.  In 2013, we purchased the majority of our newsprint requirements through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs.  Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption.  Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $609 in 2013 compared to an average net price per ton of $629 in 2012, net of scrap sales.  Our consumption of newsprint decreased to 23,113 metric tons in 2013 (52 weeks) from 24,880 metric tons in 2012 (53 weeks), and our total cost of newsprint decreased $1.6 million in 2013 compared to 2012.  The decrease in consumption in 2013 at our publishing businesses was primarily due to decreases in average net paid circulation, run-of-press (ROP) advertising, and number of content pages. Based on the consumption of newsprint in 2013 by our daily newspaper and by our community publications, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.2 million.

Industry and Competition

Newspaper publishing was the first segment of the consumer media industry.  Metropolitan and community publications often represent the primary medium for news and local advertising due to their historic importance to the communities they serve.

In recent years, newspaper industry fundamentals have declined as a result of the 2009 recession and secular industry change. Based on our results, we believe the rate of decline moderated in 2013.  Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the housing market downturn, while now showing signs of recovery, has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

Advertising revenue is the largest component of a newspaper’s total revenue and it is affected by cyclical changes in national and regional economic conditions, as well as secular changes in the newspaper industry.  Classified advertising is generally the most sensitive to economic cycles and secular changes in the newspaper business because it is driven primarily by the demand for employment, real estate transactions and automotive sales, as well as the migration of advertising to the Internet and other advertising forms.  Classified revenue’s share has fallen to 19% of total publishing advertising revenues.  Newspaper advertising revenue is seasonal and our publishing business tends to see increased revenue due to increased advertising activity during certain holidays.  We do not expect that revenues at our daily newspaper or community publications will return to revenue levels reported in 2012 or prior years given the secular changes affecting the newspaper industry.

We believe newspapers and their online and niche products continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods more timely than most broadcast media, and to maximize household reach within a local retail trading area.  This is especially true in a market like Milwaukee, which is still home to a number of local-market decision makers who influence spending to reach shoppers in this community.  Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and paid circulation.  These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the Internet, mobile devices and other media.  Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service.  On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.

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

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies.  The summaries are not intended to describe all present and proposed statutes and FCC rules and regulations that impact our television and radio operations.  Failure to observe the provisions of the Communications Act and the FCC’s rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short-term” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the withholding of approval for acquisition of additional broadcast properties.

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

The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest: the newspaper broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule.  In 2008, the FCC released a Report and Order that modified only the newspaper broadcast cross-ownership rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty.  The FCC stated that newspaper broadcast combinations that were grandfathered in 1975 when the newspaper-broadcast cross-ownership rule was adopted, including our Milwaukee operations, will continue to be grandfathered.  In a decision issued on July 7, 2011, the Court of Appeals for the Third Circuit vacated and remanded the modified newspaper broadcast cross-ownership rule.  A Notice of Proposed Rulemaking (“Ownership NPRM”) with respect to its 2010 quadrennial review of the media ownership rules that proposes to modify the newspaper broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest DMAs if certain conditions are met and to repeal the radio television cross-ownership rule is currently pending.  The FCC’s ownership rules that are currently in effect are briefly summarized below.

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

Television National Audience Reach Limitation. A person or entity is prohibited from having an attributable interest in television stations whose aggregate audience reach exceeds 39% of the television households in the United States.  The FCC is precluded by statute from modifying this rule in connection with its mandated quadrennial review of the ownership rules.  In calculating the number of households a station reaches, the FCC attributes a UHF station with only 50% of the television households in the market.  In 2013, the FCC released a rulemaking proceeding proposing to eliminate the UHF discount which remains pending.

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

Alien Ownership

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in U.S. broadcast licenses.  Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign country (collectively, “aliens”) are prohibited from holding broadcast licenses.  Aliens may directly or indirectly own or vote, in the aggregate, up to 20% of the capital stock of a licensee.  In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than 25% of whose capital stock is owned or voted by aliens if the FCC finds that the public interest will be served by the refusal or revocation of such license.  The FCC has interpreted this provision to require an affirmative finding that foreign ownership in excess of 25% would serve the public interest and, in the past, the FCC has made such an affirmative finding in the broadcast context only in highly limited circumstances.  In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the stock of the parent of a broadcast licensee.  In acting upon such a request, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy, and trade policy issues.

Repurposing of Broadcast Spectrum for Other Uses

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses.  On October 2, 2012, the FCC released a Notice of Proposed Rulemaking to begin to develop the rules and procedures to implement incentive auctions authorized by Congress.  That rulemaking process remains ongoing.

The incentive auction process would have three components.  First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license.  Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels.  The FCC has solicited comments on various aspects of the repacking and reimbursement process.  The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion.  In addition, Congress directed the FCC, when repacking television broadcast spectrum, to make reasonable efforts to preserve a station’s coverage area and population served.  Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band.  The statute does not protect low power stations in the repacking process.  Third, the FCC would conduct a forward auction of the relinquished spectrum to new users.  The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction during 2015.

The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on our business, cannot be predicted.

Index
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

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.  From time to time, our television and radio stations receive letters of inquiry and notices of proposed forfeitures from the FCC alleging that they have broadcast indecent material.  We do not believe that broadcasts identified in any currently pending complaints of which we are aware violate the indecency standards.  In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment.  In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives.  However, the Court did not make any substantive ruling regarding the FCC’s indecency standards.  In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives.  The FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued although it has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally.

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

Relationship with MVPDs

A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television stations and distributors of multiple channels of video programming such as cable, satellite and telecommunications companies (referred to as MVPDs).  The rules generally provide certain protections for broadcast stations, for which MVPDs are an important means of distribution and a provider of competing program channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s primary digital channel to their subscribers within the station’s market (the so-called “must-carry” rule).  Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.”  A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MVPD and will not be carried.  A station has the opportunity to elect must-carry or retransmission consent every three years.  Elections were made in October 2011 for the 2012-2014 three year period.  We have elected retransmission consent rather than must carry with MVPDs for most of our television stations.  A station that fails to notify a cable system of its election is presumed to have elected must-carry.

Index
Cable systems are not required to carry any programming streams other than a station’s primary video programming channel. Consequently, the multicast programming streams provided by several of our television stations are not entitled to mandatory carriage pursuant to the digital must-carry rules.  However, because the FCC’s action does not affect digital retransmission consent agreements, we are free to negotiate with cable operators for the carriage of additional programming streams under mutually agreed terms and conditions.  A similar must-carry and retransmission consent regime governs carriage of local broadcast channels by direct-to-home satellite television operators.  A satellite provider is not required to transmit the signal of any television station to its subscribers in that station’s market.  However, if a satellite provider chooses to provide one local station to its subscribers in a market, the provider also must transmit locally every other station in that market that elects must-carry status.  As with cable, stations may opt to pursue retransmission consent agreements.  A local television station that fails to make any election to a satellite provider is deemed to have elected retransmission consent and is not guaranteed carriage.  Satellite must-carry election periods occur every three years, consistent with cable must-carry periods.  We have elected retransmission consent with satellite television operators for all of our stations.

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

Closed Captioning

FCC rules require the majority of programming broadcast by television stations to contain closed captions.  The FCC forwards to television stations viewer complaints it receives with respect to closed captioning problems, and several of our stations have received complaints that were filed with the FCC.  We have responded to these complaints, and they are currently pending.  In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning of programming subsequently made available online, for example, by streaming content on broadcasters’ websites.  In 2013, the FCC released a rulemaking seeking comments regarding whether the Internet video captioning obligations should apply to brief segments or clips of video programs that are carried on the Internet.

FCC rules also require, in part, that affiliates of the top-four national broadcast networks in the top 25 markets provide a minimum of 50 hours of video-described primetime and/or children’s programming each calendar quarter.  The requirement to provide video descriptions will ultimately be expanded in 2015 to network affiliates in the top 60 markets.

Commercial Advertisement Loudness Mitigation

New rules enacted by the FCC that require our television broadcast stations to transmit commercials and adjacent programming at the same volume went into effect in December 2012.

Index
Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters.  Broadcast stations must also maintain a public inspection file.  Portions of the public inspection files maintained by television stations are hosted on an FCC-maintained website.

Regulation of the Internet

Internet services including websites of our newspaper and broadcast stations are subject to regulation relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (COPPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM).  In addition, a majority of states have enacted laws that impose data security and security breach obligations.  Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

Employees

As of December 29, 2013, we and our subsidiaries had approximately 1,800 full-time and 900 part-time employees compared to approximately 1,800 full-time and 700 part-time employees at December 30, 2012.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 22%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Six of these agreements will expire within the next two years.

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

Approximately 76% of our revenue in 2013 was generated from the sale of local, regional and national advertising for broadcast on our radio and television stations and appearing in our newspapers and shoppers.  Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy.  The merger or consolidation of advertisers, such as in the banking and airline industries, also generally leads to a reduced amount of collective advertising spending.  A recession or economic downturn, as well as a consolidation of advertisers, has had, and in the future could continue to have, an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time.  Terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve.  Changes in those factors could negatively affect those revenues.  These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general.  If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected.  This risk is especially evident with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community publications and several websites, and, collectively, from which we derived approximately 48% of our revenue in 2013.

Our diversified media businesses operate in highly competitive markets, and during a time of rapid competitive changes, we may lose market share and advertising revenue to competing radio and television stations, newspapers or other types of media competitors, as well as through consolidation of media competitors or changes in advertisers’ media buying strategies.

Our diversified media businesses operate in highly competitive markets.  Our radio stations, television stations, newspapers, shoppers and Internet sites compete for audiences and advertising revenue with other radio stations, television stations, newspapers, shoppers and Internet sites as well as with other media such as cable television, satellite television, satellite radio, magazines, outdoor advertising, direct mail and the evolving mobile and digital advertising space. Some of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do or, even if smaller in size or in terms of financial resources, the ability to create digital niche products and communities and may respond faster or more aggressively to changing competitive dynamics.  This competition has intensified as a result of digital media technologies.  While the amount of advertising on our digital products has continued to increase, we have experienced, and in the future may continue to experience, a decrease in advertising revenues.

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

In newspapers and shoppers, our revenue primarily consists of advertising and paid circulation.  Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, digital Internet and mobile products and other media.  Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service.  On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.  Our local and regional competitors in community publications are typically unique to each market, but we have many competitors for advertising revenue that are larger and have greater financial and distribution resources than us.  Circulation revenue and our ability to achieve price increases for our print products are affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among young people.  We may incur increasing costs competing for advertising expenditures and paid print and digital subscriptions.  If we are not able to compete effectively for advertising expenditures and paid print and digital subscriptions, our revenue may decline and our financial condition and results of operations may be adversely affected.

Seasonal and cyclical changes in advertising volume affect our quarterly revenue and results of operations and may cause our stock price to be volatile.

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods.  Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season.  Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising.  Our quarterly revenue also varies based on the dynamics of the television broadcast industry.  In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising significantly increases.  Also, since NBC has exclusive rights to broadcast the Olympics through 2020, our NBC affiliated stations experience increased viewership and revenue during Olympics broadcasts in the first or third quarters of the years in which the Olympics are held.  Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, changes in the buying strategies of advertisers and general economic factors.  These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

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

Our acquisition strategy includes certain risks. For example:

•	we may not be able to identify suitable acquisition candidates or, if identified, negotiate successfully their acquisition;

•	we may not be able to secure additional financing necessary to complete acquisitions;

•	we may encounter unforeseen expenses, difficulties, complications or delays in connection with the integration of acquired entities and the expansion of operations;

•	we may fail to achieve anticipated financial benefits from acquisitions;

•	we may encounter regulatory changes or delays or other impediments in connection with proposed transactions;

Index
•	we may not be able to pursue acquisitions in certain of our markets because of FCC regulations which limit the number of television and radio stations that can be owned in a market;

•	our acquisition strategy may divert management’s attention from the day-to-day operation of our businesses;

•	key personnel at acquired companies may leave employment; and

•	we may be required to focus resources on integration of operations rather than more profitable areas.

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

If we are unable to respond to changes in technology, evolving industry standards, and approaches to content distribution, our radio stations may not be able to effectively compete.

The broadcast media industry is subject to evolving media technologies and evolving industry standards, as well as approaches to content distribution.  Several new technologies are being developed and/or utilized that may compete with our radio stations, including:

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

Index
If we are unable to respond to changes in technology, evolving industry standards and approaches to content distribution, our television stations may not be able to effectively compete.

New technologies and content distribution avenues could also adversely affect our television stations.  Programming alternatives such as cable, direct-to-home satellite services, mobile media services, pay-per-view, on-demand programming, the Internet, including Internet capability built into televisions, and home video and entertainment systems have fractionalized television viewing audiences.  Over the past decade, MVPDs have captured an increasing market share, while the aggregate viewership of the major television networks has declined.  In addition, the expansion of cable television and other technological changes, including the entry by certain telecommunications companies into the video services delivery market, and the launch of “over-the-top” providers that deliver video programming directly to viewers over the Internet has increased, and may continue to increase, competitive demand for programming.  Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming.  The enhanced video and audio capabilities of smart phones, MP3 players, tablet devices, electronic readers and other mobile devices and the increasing distribution of programming over these devices and the Internet also have the potential to affect television viewership.

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

Digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time.  Most of these technologies permit viewers to fast forward through advertisements; however, a digital video recording system introduced by satellite provider DISH Network in 2012 permits viewers that record and play back programming to skip advertisements entirely, subject to certain time limitations.  The major broadcast networks have challenged the DISH ad-skipping technology in court, and the outcome of the litigation is unknown.  The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower the advertising revenues of our television stations.  The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus viewing of a digitally recorded program within certain time periods including same day viewing and viewing within three and seven days.  The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

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

The television viewership levels, and ultimately advertising revenue, for each of our stations are materially dependent upon network programming, which is provided pursuant to network affiliation agreements.  We cannot assure you that network programming will achieve or maintain satisfactory viewership levels. In particular, because four of our stations (including one of our low-power stations) are parties to affiliation agreements with ABC, two with NBC, three with FOX, two with CBS and one with CW, failures of these networks to provide programming to attract viewers or generate satisfactory ratings may have an adverse effect on our financial condition and results of operations.  In addition, we cannot assure you that we will be able to renew our network affiliation agreements on as favorable terms or at all.  Increases in reverse network compensation payments, under which we compensate networks for programming pursuant to our network affiliation agreements, and increases in the share of retransmission fees from MVPDs payable to networks could adversely affect our revenues and results of operations.  The termination or non-renewal, or renewal on less favorable terms, of the affiliation agreements could have an adverse effect on us.

Index
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

Since our television stations are highly dependent on carriage by cable and satellite systems in many of the areas they service, any modifications to rules regarding the obligations of cable systems or satellite providers to carry digital television signals of local broadcast stations could result in some of our television stations or channels not being carried on cable systems or direct to home satellite systems, which could adversely affect our revenue and results of operations.  We have elected retransmission consent rather than must-carry with cable systems and satellite providers for most of our television stations. If we are unable to negotiate retransmission consent agreements in a timely manner or on favorable economic terms, some of our stations may not be carried on certain cable or direct to home satellite systems for a period of time and our revenue and results of operations could be adversely affected.  We may also be unable to negotiate or renegotiate acceptable agreements with other types of video distribution systems, such as telecommunications companies or over-the-top providers that deliver programming over the Internet which could also cause our revenue and results of operations to be adversely affected.  Changes in the Communications Act or the FCC’s rules with respect to the negotiation of retransmission consent agreements between broadcasters and MVPDs could also adversely impact our ability to negotiate acceptable transmission consent agreements.  In addition, continued consolidation among cable television operators could adversely impact our ability to negotiate acceptable retransmission consent agreements.  In February 2014, Comcast Corporation, the largest cable television operator, announced that it was acquiring Time Warner Cable, Inc., which is the second largest cable television operator.  The transaction remains subject to regulatory approvals of the Department of Justice and the FCC.  There is pending a Supreme Court lawsuit challenging the ability of certain over-the-top providers that deliver programming via the Internet to retransmit broadcast signals without compensating the station owner.  A determination by the Supreme Court that this practice is lawful could negatively impact our ability to negotiate favorable retransmission consent agreements in the future and could adversely affect our revenues and result of operations.

Index
If we cannot renew our FCC broadcast licenses, our business will be impaired.

Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable.  Our timely-filed renewal applications for stations WTMJ-TV, WTMJ-AM, WFTX-TV, KHTT-FM, KEZO-FM, KQTH-FM, WSYM-TV, WTVF-TV, WACY-TV and WGBA-TV (and related low-power station WTKI-CA) have not been granted by the FCC.  Pursuant to FCC rules, our broadcast licenses for these stations remain in effect pending processing by the FCC of their timely filed renewal applications.  Interested parties may challenge a renewal application.  The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term.  We cannot assure you that our pending or future renewal applications will be approved, or that the renewals, even if granted, will not include conditions or qualifications that could adversely affect our operations.  If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it.

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

The Federal Trade Commission, the United States Department of Justice and the FCC carefully review our proposed business acquisitions and dispositions under their respective regulatory authority, focusing on the effects on competition, the number and types of stations owned in a market and the effects on concentration of market revenue share.  The Department of Justice has challenged proposed acquisitions of radio and television stations, particularly in instances where an existing licensee seeks to acquire additional stations in the same market.  Some of these challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations.  In general, the Department of Justice has more closely scrutinized broadcast station acquisitions that result in local market shares in excess of 40% of advertising revenue.  Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed transaction or could require us to modify or abandon an otherwise attractive acquisition opportunity.  The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, refusing to grant, or imposing conditions on its consent to the assignment or transfer of control of licenses.

Regulatory changes may result in increased competition in our radio and television broadcasting business.

The radio and television broadcasting industry is subject to extensive and changing federal regulation.  Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest.  Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a television or radio station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market.  In December 2011, the FCC issued a Notice of Rulemaking (“Ownership NPRM”) proposing to modify the newspaper broadcast cross-ownership rule and to eliminate the radio television cross-ownership rule.  The Ownership NPRM also raises questions regarding whether the regulatory treatment of joint operating agreements between television stations in a market that are not commonly owned, including agreements for joint sales of advertising time, news sharing, and the provision of technical, promotional, and back-office services, should be changed.  Currently, such arrangements are common among television stations in medium and smaller television markets where ownership of more than one television station is not permitted and the station providing services is not deemed to have an attributable interest in the station receiving services.  In the Ownership NPRM the FCC requested comments regarding whether such joint operating arrangements should be considered attributable.  In addition, in a separate rulemaking proceeding that was issued in 2004, the FCC requested comments regarding whether a television station that sells more than 15% of the advertising inventory for another separately owned television station in a market pursuant to a joint sales agreement should be deemed to have an attributable interest in that station.  We are unable to predict the outcome of either the Ownership NPRM or the proceeding regarding joint sales agreements or of requests for review or appeals of any rule changes adopted by the FCC.

Index
In addition, the 2004 Consolidated Appropriations Act prohibits any person or entity from having an attributable interest in broadcast television stations with an aggregate audience reach exceeding 39% of television households nationally.  The increase in the national television viewership cap gave the largest television operators the ability to continue to hold or to acquire additional stations, which may give them a competitive advantage over us, since they have much greater financial and other resources than we have.  In addition, the networks’ ability to acquire additional stations could give them “leverage” over their affiliates on issues such as compensation, program clearance and program distribution other than through their affiliates, in part because of the risk that a network facing an uncooperative affiliate could acquire a station in the market and terminate its agreement with that affiliate.  In calculating the number of households a station reaches, the FCC attributes a UHF television station with only 50% of the television households in a market.  An FCC proceeding proposing to eliminate the UHF discount is pending.  If the proposal were to be adopted, it could limit the ability of the largest television operators to continue to acquire additional television stations.

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

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses.  In October 2012, the FCC released a Notice of Proposed Rulemaking to begin to develop the rules and procedures to implement incentive auctions authorized by Congress.  That rulemaking process remains ongoing.

The incentive auction process would have three components.  First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license.  Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels.  In addition, Congress directed the FCC, when repacking television broadcast spectrum to make reasonable efforts to preserve a station’s coverage area and population served.  Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band.  The statue does not protect low power stations in the repacking process.  Third, the FCC would conduct a forward auction of the relinquished spectrum to new users.  The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction during 2015.

The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on our business, cannot be predicted.

Index
The performance of our NBC affiliates may suffer due to Comcast’s ownership of NBC Universal.

In January 2011, Comcast and General Electric Company (“GE”), the parent of NBC Universal (“NBCU”) consummated a joint venture in which the programming assets of Comcast and NBCU were combined and Comcast acquired a controlling interest in NBCU.  The FCC approved the joint venture in January 2011.  In 2013, Comcast aquired GE’s remaining interest in NBCU.  Comcast’s control and ownership of NBCU could impact our NBC-affiliated television stations.  We currently have a network affiliation agreement with NBC Universal for two of our television stations and a retransmission consent agreement with Comcast for distribution of several of our television stations.  Comcast’s control and ownership of NBCU could reduce our ability to negotiate favorable terms under future network affiliation and cable carriage agreements.  In addition, Comcast could provide popular NBC sports and entertainment programming on additional outlets including co-owned cable channels and the Internet.  Comcast’s ownership of NBCU may affect the economic incentives that currently form the basis of the network/affiliate relationship, and, over time, may result in the evolution of the network/affiliate relationship so that local affiliates become less important to the network.  The FCC Order approving the 2011 joint venture included certain conditions, many of which were contained in private agreements between Comcast and the major-network affiliate associations, to mitigate these concerns.  Most of these conditions expire in 2017, and Comcast’s ownership of NBCU could ultimately affect the profitability of our NBC affiliated stations.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation.

We use studios, satellite systems, transmitter facilities and the Internet to originate, receive and distribute our station programs and network programs and commercials.  We rely on third-party contracts and services to operate our origination and distribution facilities.  These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits.  Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities.  A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures.  Our ability to originate, receive or distribute programming may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line.  Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.

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

Index
Our publishing business may suffer if there is a significant increase in the cost of newsprint or a reduction in the availability of newsprint.

The basic raw material for newspapers and shoppers is newsprint.  Our newsprint consumption related to our publications totaled $14.1 million in 2013, which was 9.1% of our total publishing revenue.  In 2013, we purchased the majority of our newsprint requirements through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.  Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

In 2012, due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates, we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $1.7 million.  In 2011, due to a decline in projected long-term market revenues and an increase in discount rates, we recorded a pre-tax, non-cash impairment charge for broadcast licenses of $0.9 million.  There was no impairment of our goodwill in 2011, 2012 or 2013.  As of December 29, 2013, we had a total of $317.6 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 53.4% of our total assets.  The 2013 and 2012 impairment charges had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

We may not be able to utilize deferred tax assets to offset future federal and state taxable income.

As of December 29, 2013, we had a total of $22.6 million of deferred tax assets on our balance sheet.  We expect to realize the deferred tax assets to reduce our consolidated federal and state income tax liabilities over a period of time not to exceed 20 years.  However, we may not be able to fully realize the deferred tax assets if our future federal and state taxable income and related income tax liability are insufficient to permit their use.  In the future, we may be required to record a valuation allowance against the deferred tax assets if we believe we are unable to realize them, which would have an adverse effect on our financial condition and results of operations.  In addition, if statutory tax rates are ever reduced, our overall deferred tax asset would be required to be revalued, which could also have an adverse effect on our financial condition and results of operation.

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

Our acquisition of NewsChannel5 Network, LLC in Nashville in December 2012 was financed by borrowings under our amended and restated credit facility, which borrowings substantially increased our debt service obligations. As a result, we may have less cash flow available for business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

Index
We entered into an amendment and restatement to our then existing credit facility in December 2012 to provide for a secured term loan and revolving credit facility with initial aggregate commitments of $350 million to fund the purchase price for NewsChannel5 Network, LLC in Nashville and for general corporate purposes.  As of December 29, 2013, we had $195.0 million in borrowings under our amended and restated credit facility.

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

We have a funded, qualified defined benefit pension plan that covers certain employees and an unfunded, non-qualified pension plan for certain employees whose benefits under the qualified pension plan may be restricted due to limitations imposed by the Internal Revenue Service.  Effective January 1, 2011, the benefit accruals under the qualified defined benefit pension plan and the unfunded, non-qualified pension plan were permanently frozen.  Two significant elements in determining pension income or pension expense are the discount rate used in projecting benefit obligations and the expected return on plan assets.  A lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities.  If our expected return on plan assets is not achieved, our pension expense and cash contributions to the pension plans would increase.  As of the end of 2013, our pension plan remains underfunded.  If the equity markets do not sufficiently recover or the discount rate does not increase or existing legislative relief is not enough, we will be obligated to make substantial contributions in future years to fund the deficiency.  Current projections indicate we will need to contribute $22.9 million over the next four years, beginning in 2014.  A significant increase in our obligation to make contributions to our pension plans would reduce the cash available for working capital, debt reduction and other corporate uses, and may have an adverse effect on our operations, financial condition and liquidity.

Index
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

As of December 29, 2013, we and our subsidiaries had approximately 1,800 full-time and 900 part-time employees compared to approximately 1,800 full-time and 700 part-time employees at December 30, 2012.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 22%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Six of these agreements will expire within the next two years.

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

Our corporate headquarters are located in Milwaukee, Wisconsin.  We believe all of our properties are well maintained, are in good conditions and suitable for present operations.  There are no material encumbrances on any of our owned properties.  Our equipment is secured by liens pursuant to our secured credit facility.   As of December 29, 2013, we have $160.5 million of net property and equipment secured by our credit facility.  The following are the principal properties operated by us and our subsidiaries and the approximate square footage as of December 29, 2013.

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI (1)	500,000	5,000
West Milwaukee, WI (2)	479,000	-
Waupaca, WI	73,000	-
Waukesha, WI	34,000	-
Cedarburg, WI	17,000	-
Hartland, WI	13,000	-
Menomonee Falls, WI	12,000	-
Hartford, WI	7,000	-
New London, WI	6,000	-
West Bend, WI	-	5,000
Johnson Creek, WI	-	5,000
Port Washington, WI	-	5,000
Elkhorn, WI	-	4,000
Madison, WI	-	2,000
Wittenberg, WI	1,000
Jefferson, WI	-	1,000
Beaver Dam, WI	-	1,000
Mukwonago, WI	-	1,000

Broadcasting
Office, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	109,000	-
Nashville, TN	51,000	10,000
Omaha, NE	22,000	-
Las Vegas, NV	33,000	-
Tucson, AZ	29,000	2,000
Boise, ID	28,000	1,000
Wichita, KS	23,000	6,000
Knoxville, TN (4)	26,000	-
Green Bay, WI	22,000	2,000
Tulsa, OK	22,000	1,000
Fort Myers, FL	21,000	1,000
Palm Springs, CA	19,000	1,000
Springfield, MO	2,000	14,000
Lansing, MI	2,000	11,000
Mount Bigelow, AZ	2,000	-

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.'s business and editorial offices.

(2)	Production facility housing printing, packaging, inserting, recycling, distribution and transportation operations of the Milwaukee Journal Sentinel.

(3)	Includes our business operations' headquarters.

(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2015.

Index
ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business.  We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2014.

Name	Title	Age
Steven J. Smith	Chairman of the Board and Chief Executive Officer	63
Andre J. Fernandez	President and Chief Financial Officer	45
Elizabeth Brenner	Executive Vice President	59
Mary Hill Taibl	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	59
Jason R. Graham	Senior Vice President of Finance and Controller	41
Michael O'Brien	Vice President	52
Royce A. Miles	Vice President	46
William M. Kaiser	Vice President	63
James P. Prather	Vice President	56
Karen O. Trickle	Vice President and Treasurer	57
Steven H. Wexler	Vice President	53
Deborah F. Turner	Vice President	52

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

Andre J. Fernandez is President and Chief Financial Officer.  Mr. Fernandez started at our company in October 2008 as Executive Vice President of Finance and Strategy.  Mr. Fernandez was elected President in February 2012, Executive Vice President in October 2008 and Chief Financial Officer in November 2008.  Effective March 10, 2014, Mr. Fernandez will become President and Chief Operating Officer.  Prior thereto, Mr. Fernandez held various financial leadership positions with the General Electric Company (GE) since 1997, and most recently served as Senior Vice President, Chief Financial Officer and Treasurer for Telemundo Communications Group, Inc., a U.S. Spanish-language television network that was a wholly-owned division of NBC Universal.

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

Mary Hill Taibl is Senior Vice President, General Counsel, Secretary and Chief Compliance Officer.  Ms. Taibl was elected Senior Vice President and General Counsel in May 2003, Secretary in January 2008 and Chief Compliance Officer in April 2005.  Prior thereto, she served as Vice President and General Counsel-Business Services since July 2001.  Ms. Taibl was General Counsel Americas, GE Healthcare, a developer and manufacturer of medical diagnostic equipment, from January 1999 to July 2001.

Jason R. Graham is Senior Vice President of Finance and Controller.  Mr. Graham was elected Senior Vice President of Finance and Controller on February 11, 2014 and Vice President and Controller in June 2012.  Effective March 10, 2014, Mr. Graham will become Senior Vice President of Finance, Chief Financial Officer and Controller.  Prior thereto, Mr. Graham held various financial leadership positions with Brookdale Senior Living, Inc., a national owner and operator of senior living communities, since October 2006 where he most recently served as Vice President and Corporate Controller.  Mr. Graham has also previously held financial leadership positions with KPMG LLP, GE Healthcare and APW Ltd and is a certified public accountant.

Michael O’Brien is Vice President. Mr. O’Brien was elected Vice President in May 2010.  Prior thereto, he served as VP Information Systems at InfuScience, Inc., a privately held national home infusion provider, since April 2006. Mr. O’Brien was Director of  IT for Jefferson Wells International, a wholly owned subsidiary of Manpower Inc., from January 2003 to April 2006, the North American Director of IT for Datex-Ohmeda, a manufacturer of anesthesia and critical care medical equipment, from September 2001 to January 2003, and VP CIO at Alterra Healthcare, a national provider of assisted living services, from December 1998 to August 2001.

Index
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

James P. Prather is Vice President.  Mr. Prather was elected Vice President in March 1999, and is an Executive Vice President of our broadcasting business and General Manager of KTNV-TV.  In addition, Mr. Prather served as Executive Vice President, Television and Radio Operations of Journal Broadcast Group from April 2005 until January 22, 2014 and President of News from August 2003 until January 22, 2014.  He was Senior Vice President and President of News, Journal Broadcast Group from August 2003 to April 2005.  Mr. Prather was President-Television, Journal Broadcast Group from December 1998 to August 2003 and General Manager of WTMJ-TV from 1995 to August 2003.

Karen O. Trickle is Vice President and Treasurer.  Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999.

Steven H. Wexler is Vice President and Executive Vice President of Radio for our broadcasting business.  Mr. Wexler was elected Vice President in May 2007, and Executive Vice President of Radio on January 22, 2014.  Mr. Wexler has been an Executive Vice President of Journal Broadcast Group since January 2007.  From 2005 to 2006, Mr. Wexler was Senior Vice President of Journal Broadcast Group and he held various other positions within Journal Broadcast Group from 1993 to 2004.

Deborah F. Turner is Vice President and Executive Vice President of Television for our broadcasting business.  Ms. Turner was elected Vice President in January 2014 and Executive Vice President of Television on January 22, 2014.  In addition, Ms. Turner serves as the President and General Manager of the NewsChannel 5 Network, LLC in Nashville, Tennessee, which was acquired by Journal Communications, Inc. in December 2012.  Ms. Turner was first elected as an Executive Vice President of Journal Broadcast Group in 2013.

There are no family relationships between any of the executive officers.  All of the officers are elected annually at the first meeting of the board of directors held after each Annual Meeting of Shareholders and hold office until their successors are elected and qualified or until their removal or resignation.  There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

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

As of February 28, 2014, there were 88 record holders of Class A common stock and 1,530 holders of class B common stock.  We have no outstanding shares of class C common stock or preferred stock.

Index
The following table provides information about our repurchases of our class A and B common stock for the fourth quarter ended December 29, 2013:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2013 to October 27, 2013	-		-	-	$37,353,739
October 28, 2013 to November 24, 2013	-		-	-	$37,353,739
November 25, 2013 to December 29, 2013	9,435	(2)	-	-	$37,353,739

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended the repurchase propgram through fiscal 2015.
(2)	Represents 9,435 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

The high and low sales prices of our class A common shares for the four quarters of 2013 and 2012 as reported on the New York Stock Exchange and the dividends declared per class A and class B common share for the four quarters of 2013 and 2012 were as follows:

	2013			2012
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

First Quarter	$6.88	$5.00	$-	$5.72	$4.38	$-
Second Quarter	7.75	5.80	-	5.70	3.94	-
Third Quarter	9.52	7.04	-	5.85	4.80	-
Fourth Quarter	9.75	7.71	-	5.78	4.80	-

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

Index
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

The following graph compares, on a cumulative basis, changes in the total return on our class A common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations.  Our peer group is comprised of Belo Corp., Gannett Company, Inc., Lee Enterprises, Inc., The McClatchy Company, The New York Times Company, The E. W. Scripps Company, Media General, Inc. and The Washington Post Company.  This graph assumes the investment of $100.00 on December 31, 2008 and the reinvestment of any dividends since that date.

	12/08	12/09	12/10	12/11	12/12	12/13
Journal Communications, Inc	100.00	163.00	210.99	191.13	213.88	378.12
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	215.75	209.25	173.93	221.79	405.58

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data.  The selected financial data for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 and as of December 29, 2013, and December 30, 2012, have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data for the years ended December 26, 2010 and December 27, 2009 and as of December 25, 2011, December 26, 2010 and December 27, 2009, have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K.  This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	2013(1)	2012(2)		2011(3)		2010		2009(4)

	(dollars and shares in thousands, except for per share amounts)

Statement of Operations Data
Revenue	$397,267	$393,118		$351,452		$370,942		$360,079
Operating costs and expenses	345,951	332,771		311,175		318,726		329,837
Broadcast license impairment	-	1,616		735		-		18,953
Operating earnings	51,316	58,731		39,542		52,216		11,289
Total other income and (expense)	(7,894)	(4,461)		(3,525)		(3,281)		(2,803)
Earnings from continuing operations before income taxes	43,422	54,270		36,017		48,935		8,486
Provision for income taxes	17,172	21,688		14,304		18,730		2,565
Earnings from continuing operations	26,250	32,582		21,713		30,205		5,921
Gain (loss) from discontinued operations, net of taxes	(49)	743		473		4,176		(1,614)
Net earnings	$26,201	$33,325		$22,186		$34,381		$4,307

Diluted weighted average shares outstanding	50,436	50,091		51,088		50,789		50,400

Diluted - Class A and B common stock :	$0.52	$0.60		$0.36		$0.52		$0.05
Continuing operations
Discontinued operations	-	0.01		0.01		0.07		-
Net earnings	$0.52	$0.61		$0.37		$0.59		$0.05

Cash dividends:
Minimum class C	$-	$0.35	(5)	$0.57	(6)	$0.57	(6)	$0.57
Class B	$-	$-		$-		$-		$0.02
Class A	$-	$-		$-		$-		$0.02

Segment Data
Revenue:
Broadcasting	$243,432	$228,703		$180,739		$188,548		$166,036
Publishing	154,558	164,947		170,976		182,799		194,196
Corporate	(723)	(532)		(263)		(405)		(153)
Total revenue	$397,267	$393,118		$351,452		$370,942		$360,079

Operating earnings (loss):
Broadcasting	$45,412	$54,967		$30,761		$42,751		$4,719
Publishing	13,778	11,622		15,901		18,222		13,796
Corporate	(7,874)	(7,858)		(7,120)		(8,757)		(7,226)
Total operating earnings	$51,316	$58,731		$39,542		$52,216		$11,289

Index
	2013(1)	2012(2)	2011(3)	2010	2009(4)

	(dollars and shares in thousands, except for per share amounts)

Other Financial Data
Depreciation	$20,058	$20,590	$21,261	$22,101	$23,342
Amortization	$2,855	$1,448	$1,381	$1,890	$619
Capital expenditures	$12,440	$12,305	$10,590	$9,374	$7,276
Cash dividends	$-	$-	$-	$-	$1,476

Cash Flow Data
New cash provided by (used for):
Operating activities	$53,416	$75,256	$43,760	$70,357	$68,879
Investing activities	$(17,030)	$(239,897)	$(8,812)	$6,192	$(9,846)
Financing activities	$(37,504)	$162,666	$(36,859)	$(79,739)	$(65,147)
Discontinued operations	$601	$1,987	$2,273	$1,953	$5,426

Balance Sheet Data
Property and equipment, net	$160,549	$169,138	$165,929	$177,015	$192,326
Intangible assets, net	$317,631	$316,002	$109,109	$111,672	$112,811
Total assets	$596,018	$625,803	$417,725	$431,770	$473,187
Total debt	$208,229	$246,030	$41,305	$74,570	$151,375
Total equity	$250,087	$205,501	$206,188	$208,927	$171,075

(1)
On May 3, 2013, we completed the purchase of WNOX-FM in Knoxville, Tennessee.  Effective January 1, 2014, we closed on the sale of Palm Springs, California stations KMIR-TV and KPSE-LP which are reported as discontinued operations in all years presented.

(2)
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

(3)
In June 2011, we completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida.  In August 2011, we completed the sale of the remaining Florida-based community publications businesses, including Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection.

(4)	On April 23, 2009, we completed the purchase of CW affiliate, KNIN-TV, in Boise, Idaho. On September 25, 2009, we completed the sale of KGEM-AM and KCID-AM in Boise, Idaho.

(5)	Minimum unpaid and undeclared dividend of $0.35 per share was accrued for part of 2012.

(6)	Minimum unpaid and undeclared dividend of $0.57 per share was accrued for 2011 and 2010.

(7)	The first quarter 2009 dividend of $0.142 per share was paid. Minimum unpaid and undeclared dividend of $0.428 per share was accrued but not paid for the remaining three quarters of 2009.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 29, 2013, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements.  See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) broadcasting; (ii) publishing; and (iii) corporate.  Our broadcasting segment, operating in 11 states, consists of 13 television stations (excluding Palm Springs) and 35 radio stations.  Results from our digital media assets are included in our broadcasting and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin, as well as print facilities in West Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the broadcast industry is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our broadcasting business also is affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our three NBC affiliates.  The expected increased ratings during the Olympics time period provide us the opportunity to sell advertising at premium rates.  Therefore, a decline in revenue during the odd-numbered years is typical and expected.

We had a retransmission agreement with Time Warner Cable Inc. (Time Warner Cable) covering television stations in three of our markets - Milwaukee, WI, Green Bay, WI and Omaha, NE and approximately 10% of our total MVPD subscribers.  This agreement expired June 30, 2013 and was subsequently extended through July 10, 2013.   Time Warner Cable dropped carriage of our multicast signals in several markets at midnight on July 10, 2013.  Our full-power television stations continued to be carried by Time Warner Cable through July 24, 2013.  Carriage by Time Warner Cable was not restored until a new agreement was reached on September 20, 2013.  Our signals continued to be broadcast over the air and carried by other MVPDs.

In recent years, newspaper industry fundamentals have declined as a result of the 2009 recession and secular industry changes.  Retail and classified run-of-press (ROP) advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation volume declines and online competition have also negatively impacted newspaper industry revenues.

Based on our results, we believe the rate of decline moderated in 2013, though advertising revenue at our publishing and broadcasting businesses reflects continued cautious behavior of both our customers and consumers.  Revenue levels in our broadcasting business will continue to be affected by increased competition for audiences.  In addition, recent consolidations within the television industry signal the importance of scale to the negotiation of both retransmission revenue with MVPDs and reverse compensation agreements with the networks.  We do not expect that revenues at our daily newspaper or community publications will return to revenue levels reported in 2012 or prior years given the secular changes affecting the newspaper industry.

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

Annual Broadcast License Impairment Tests

Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 30, 2013, the first day of our fiscal fourth quarter.

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

We based the valuation of broadcast licenses on our internal projections and industry-based assumptions:

	September 30, 2013	September 24, 2012	September 26, 2011

Television
Discount rate	11.5%	11.5%	11.8%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	2.5

Radio
Discount rate	10.5%	10.5%	10.4%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.0	2.0	2.5

As of December 29, 2013, if we were to increase the discount rates by 100.0 basis points and by 200.0 basis points, it would result in impairment charges of $0.7 million and $1.5 million, respectively.  If we were to decrease the long-term growth rates by 50.0 basis points and by 100.0 basis points, it would result in impairment charges of $0.3 million and $0.7 million, respectively.

Interim and Annual Goodwill Impairment Tests

Our annual impairment tests on goodwill associated with our broadcasting reporting unit and our combined publishing reporting unit as of September 30, 2013, the first day of our fiscal fourth quarter, indicated there was no impairment of our goodwill.

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

We based the valuation of goodwill related to our broadcasting reporting unit on our internal projections and industry-based assumptions:

	September 30, 2013	September 24, 2012	September 26, 2011
Television
Discount rate	10.5%	10.5%	10.8%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	2.5

Radio
Discount rate	9.0%	9.0%	11.0%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.0	2.0	2.5

As of December 29, 2013, if we were to increase the discount rates by 200.0 basis points or decrease the long term growth rates by 100.0 basis points, step two of the goodwill impairment test would not be triggered.

Index
In 2013, we combined our community publishing and daily newspaper reporting units since we determined they had similar economic characteristics.  For purposes of testing the carrying value of goodwill related to our combined publishing reporting unit, we determine fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  Each approach estimated a fair value exceeding carrying value.  We assign a greater weight to the income approach as the market approach is deemed less reliable due to the differences in entity size and business model between our combined publishing reporting unit and the comparable companies selected.  We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

We based the valuation of goodwill related to our publishing reporting unit on our internal projections and industry-based assumptions:

	September 30, 2013	(1)	September 24, 2012	September 26, 2011
Discount rate	12.0%		12.0%	13.5%
Tax rate	39.0		39.0	39.0
Long-term growth rate	(1.5)		(1.5)	-

(1)	In 2013, we combined our community publishing and daily newspaper reporting units.

As of December 29, 2013, if we were to increase the discount rates by 200.0 basis points or decrease the long-term growth rates by 100.0 basis points, step two of the goodwill impairment test would not be triggered.

Results of Operations

2013 (52 weeks) Compared to 2012 (53 weeks)

Results include the operations of the NewsChannel 5 Network, LLC, television station whose assets were acquired on December 6, 2012. Also, 2013 contained 52 weeks compared to 53 weeks in 2012. We estimate the revenue impact to be $6.0 million and the operating earnings impact to be $1.2 million.

Our consolidated revenue in 2013 was $397.3 million, an increase of $4.2 million, or 1.1%, compared to $393.1 million in 2012.  Our consolidated operating costs and expenses in 2013 were $219.3 million, an increase of $14.0 million, or 6.8%, compared to $205.3 million in 2012.  Our consolidated selling and administrative expenses in 2013 were $126.7 million, a decrease of $2.4 million, or 8.2%, compared to $129.1 million in 2012.  We recorded a $1.6 million non-cash broadcast license impairment charge in 2012.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2013 and 2012:

		Percent of		Percent of
		Total		Total
	2013	Revenue	2012	Revenue
	(dollars in millions)

Revenue:
Broadcasting	$243.4	61.3%	$228.7	58.2%
Publishing	154.6	38.9	164.9	41.9
Corporate	(0.7)	(0.2)	(0.5)	(0.1)
Total revenue	397.3	100.0	393.1	100.0

Total operating costs and expenses	219.3	55.2	205.3	52.2
Selling and administrative expense	126.7	31.9	129.1	32.8
Total operating costs and expenses and selling and administrative expenses	346.0	87.1	334.4	85.0
Total operating earnings	$51.3	12.9%	$58.7	14.9%

Index
At our broadcasting businesses, advertising revenue increased in 2013 compared to 2012 primarily due to a $30.5 million increase in local advertising revenue, a $11.7 million decrease in retransmission revenue; $9.0 million increase in national revenue, partially offset by a $34.1 million decrease in political and issue advertising revenue, $2.3 million decrease in Olympics advertising revenue, and a $0.1 million decrease in other advertising revenue.

Our publishing businesses experienced an 8.7% decrease in retail advertising revenue in 2013 compared to 2012.  Adjusting for the sale of the northern Wisconsin publications in December 2012 and the extra week, retail advertising revenue increased 0.5%.  Classified advertising revenue decreased 11.4% in 2013 compared to 2012 primarily due to the sale of the northern Wisconsin publications, the extra week, and lower employment advertising.  Publishing circulation revenue decreased $2.9 million in 2013 compared to 2012 driven by lower volume and the extra week.  Publishing other revenue, which primarily includes commercial printing and delivery revenue increased $1.2 million or 5.4% in 2013 compared to 2012, driven by increased commercial printing volume which offset commercial delivery declines.

The increase in total operating costs and expenses in 2013 compared to 2012 was primarily due to costs related to the NewsChannel 5 Network, LLC acquisition in December 2012, increased employee-related expenses and network affiliation fees, partially offset by a decrease in newsprint and paper costs. The decrease in selling and administrative expenses was primarily due to lower acquisition and integration-related costs, impairment expenses, publishing workforce reduction charges and the extra week.

Our consolidated operating earnings were $51.3 million in 2013, a decrease of $7.4 million, or 12.6%, compared to $58.7 million in 2012.  The following table presents our operating earnings (loss) by segment for 2013 and 2012:

	2013	2012
	(dollars in millions)

Broadcasting	$45.4	$54.9
Publishing	13.8	11.6
Corporate	(7.9)	(7.8)
Total operating earnings	$51.3	$58.7

The decrease in total operating earnings was primarily due to the decrease in political and Olympics revenue, partially off-set by the acquisition of NewsChannel 5 Network, LLC in Nashville, Tennessee in December 2012 and increased retransmission revenue, net of related expenses.

EBITDA in 2013 was $74.2 million, a decrease of $6.5 million, or 8.1%, compared to $80.8 million in 2012. We define EBITDA as net earnings excluding provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2013 and 2012:

	2013	2012
	(dollars in millions)

Net earnings(1)	$26.3	$32.6
Provision for income taxes	17.2	21.7
Total other expense, net	7.9	4.5
Depreciation	20.0	20.6
Amortization	2.8	1.4
EBITDA	$74.2	$80.8

(1)	Included in net earnings for 2013 are pre-tax charges for impairment of long-lived assets, acquisition and integration related costs, and workforce reduction charges of $0.2 million, $1.6 million, and $0.9 million, respectively. Included in net earnings for 2012 are pre-tax charges for impairment of long-lived assets, impairment of intangible assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $1.6 million, $3.1 million, and $1.7 million, respectively.

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Index
Broadcasting

Revenue from broadcasting in 2013 was $243.4 million, an increase of $14.7 million, or 6.4%, compared to $228.7 million in 2012.  Operating earnings from broadcasting in 2013 were $45.4 million, a decrease of $9.5 million, or 17.3%, compared to $54.9 million in 2012.  We recorded a $1.6 million non-cash broadcast license impairment charge in 2012.

The following table presents our broadcasting revenue and operating earnings for 2013 and 2012:

	2013			2012			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$166.6	$76.8	$243.4	$152.5	$76.2	$228.7	6.4%

Operating earnings	$31.4	$14.0	$45.4	$41.0	$13.9	$54.9	(17.3)%

Revenue from our television stations in 2013 was $166.6 million, an increase of $14.1 million, or 9.2%, compared to $152.5 million in 2012.  We experienced revenue increases in two of our nine television markets.  Compared to 2012, on a same station basis excluding Nashville NewsChannel 5 Network, LLC., political and issue advertising revenue decreased $32.9 million, or 96.8%; and national advertising revenue increased $0.9 million, or 3.4%; retransmission revenue increased $6.4 million, or 62.7%; local advertising revenue increased $1.8 million, or 2.4%; other revenue decreased $1.0 million, or 38.9%; and Olympics revenue decreased $2.3 million.  Political and issue advertising revenue decreased in 2013 compared to 2012 primarily due to 2013 being a non-election year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue increases in a number of categories, specifically entertainment, automotive, media and packaged goods, partially offset by decreases in the pharmaceuticals, travel and political categories.  Automotive advertising revenue represented 21.6% of television advertising revenue in 2013 compared to 15.9% in 2012.  Automotive advertising revenue was $37.2 million in 2013, an increase of $11.9 million, or 49.9%, compared to $25.4 million in 2012.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Digital revenue was $3.7 million in 2013 compared to $2.1 million in 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2013 were $31.4 million, a decrease of $9.6 million, or 23.4%, compared to $41.0 million in 2012.  The decrease in operating earnings was primarily due to lower political and Olympics revenue partially offset by operating earnings of NewsChannel 5 Network, LLC.  Total television expenses in 2013 increased $24.0 million, or 21.5%, compared to 2012 primarily due to the acquisition of NewsChannel 5 Network, LLC, an increase in employee-related expenses, sales commissions, network programming expenses, acquisition and integration-related costs, and expenses related to the new Green Bay Packers preseason network agreement.  Throughout 2013, we selectively added back expense to invest in our employees, programming, and promotion of our products.

Revenue from our radio stations in 2013 was $76.8 million, an increase of $0.6 million, or 0.7%, compared to $76.2 million in 2012.  We experienced revenue increases in three of our eight radio markets.  Compared to 2012, local advertising revenue increased $1.7 million, or 2.7%; political and issue advertising revenue decreased $1.3 million, or 79.1%; other advertising revenue increased $0.8 million, or 30.2%; and national advertising revenue decreased $0.7 million, or 9.3%.

Our radio stations experienced revenue increases in a number of categories, specifically retail, medical and packaged goods, partially offset by decreases in the automotive, political, media and communications categories.  Automotive advertising represented 14.7% of radio advertising revenue in 2013 compared to 15.3% in 2012.  Automotive advertising revenue was $11.3 million in 2013, a decrease of $0.3 million, or 2.8%, compared to $11.6 million in 2012.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Digital revenue was $2.7 million in 2013 compared to $2.2 million in 2012.  Digital revenue is reported in local advertising revenue.

Operating earnings from our radio stations in 2013 were $14.0 million, an increase of $0.1 million, or 0.4%, compared to $13.9 million in 2012.  The increase in operating earnings was primarily due to an increase in total revenue.  Total radio expenses increased $0.5 million, or 0.8%, in 2013 compared to 2012 primarily due to credits received in 2012 related to our radio music license fees, increases in employee-related expenses, partially offset by impairment charges and acquisitions and integration related expenses recorded in 2012.  Throughout 2013, we selectively added back expense to invest in our employees, programming, and promotion of our products.

Index
Publishing

Revenue from publishing in 2013 was $154.5 million, a decrease of $10.4 million, or 6.3%, compared to $164.9 million in 2012.  Operating earnings from publishing were $13.8 million in 2013, an increase of $2.2 million, or 18.6%, compared to $11.6 million in 2012.

The following table presents our publishing revenue by category and operating earnings for 2013 and 2012:

	2013			2012

	Daily	Community		Daily	Community		Percent
	Newspaper	Publications	Total	Newspaper	Publications	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$57.9	$6.2	$64.1	$56.6	$13.5	$70.1	(8.7)%
Classified	12.9	1.8	14.7	14.0	2.7	16.7	(11.4)
National	2.7	-	2.7	3.3	-	3.3	(18.7)
Total advertising revenue	73.5	8.0	81.5	74.0	16.2	90.2	(9.6)
Circulation revenue	48.8	1.3	50.1	51.2	1.8	53.0	(5.5)
Other revenue	17.7	5.2	22.9	18.3	3.4	21.7	5.4
Total revenue	$140.0	$14.5	$154.5	$143.5	$21.4	$164.9	(6.3)%

Operating earnings	$12.8	$1.0	$13.8	$11.0	$0.6	$11.6	18.6%

Advertising revenue accounted for 52.7% of total publishing revenue in 2013 compared to 54.7% in 2012.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending.  In addition, due to the changing mix of revenue categories, changes in frequency and placement of advertising in the newspaper and planned competitive advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in 2013.

Retail advertising revenue in 2013 was $64.1 million, a decrease of $6.0 million, or 8.6%, compared to $70.1 million in 2012.  The $1.3 million increase in retail advertising revenue at our daily newspaper was primarily due to several new large customers.  We continue to believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  These trends persisted in our community publications business.  The $7.3 million decrease in retail advertising revenue at our community publications was primarily due to the sale of our northern Wisconsin publications in December 2012.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the Internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in 2013 compared to 2012.  Classified advertising revenue in 2013 was $14.7 million, a decrease of $2.0 million, or 11.4%, compared to $16.7 million in 2012 due to lower employment and automotive advertising.

The total decrease in retail and classified automotive advertising revenue at our daily newspaper in 2013 was $0.2 million, or 2.0%, primarily due to a decrease in classified digital advertising revenue.

Total retail and classified digital advertising revenue at our daily newspaper was $12.8 million in 2013, an increase of $0.5 million, or 3.7%, compared to $12.3 million in 2012.  Digital retail advertising revenue increased 10.2% compared to 2012 due to increases in sponsorships and other digital revenue.  Digital classified advertising revenue decreased 12.4% compared to 2012 due to decreases in classified upsells and packages sold.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $2.7 million in 2013, a decrease of $0.6 million, or 18.7%, compared to $3.3 million in 2012.  The decrease was primarily due to a decrease in ROP advertising in the communications and finance and insurance categories.

Circulation revenue accounted for 32.4% of total publishing revenue in 2013 compared to 32.2% in 2012.  Circulation revenue was $50.1 million in 2013, a decrease of $2.9 million, or 5.5%, compared to $53.0 million in 2012 due to declines in circulation volumes that offset price increases.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 14.9% of total publishing revenue in 2013 compared to 13.2% in 2012.  Other revenue was $22.9 million in 2013, an increase of $1.2 million, or 5.4%, compared to $21.7 million in 2012.  The increase was primarily due to increased commercial printing revenue, partially offset by a $0.6 million decline in commercial delivery revenue.

Index
Publishing operating earnings in 2013 were $13.8 million, an increase of $2.2 million, or 18.6%, compared to $11.6 million in 2012.  The increase in operating earnings was primarily due to decreased employee-related costs and depreciation expense.  Total expenses decreased $12.7 million in 2013 as compared to 2012, primarily due to $7.7 million in expense savings from the sale of the northern Wisconsin community publications in December 2012, combined with $1.0 million in savings at the daily newspaper in employee costs, materials and depreciation.  Total newsprint and paper costs for our publishing businesses were $15.5 million in 2013 compared to $16.9 million in 2012.  There was a 7.1% decrease in newsprint consumption and a 2.6% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  Revenue and expense eliminations were $0.7 million in 2013 compared to $0.5 million in 2012.  The unallocated expenses were $7.9 million in both 2013 and 2012.

Other Income and Expense and Taxes

Interest income was minimal in 2013 and 2012.  Interest expense was $7.7 million in 2013 compared to $4.5 million in 2012.  The increase in interest expense was due to the increase in long-term notes payable to banks resulting from our acquisition of NewsChannel 5 Network, LLC and the interest on the unsecured promissory notes issued during the third quarter of 2012 in connection with our repurchase of all outstanding class C shares.   Amortization of deferred financing costs, which is reported in interest expense, was $1.0 million in 2013, a decrease of $0.8 million, compared to $1.8 million in 2012.

Our effective tax rate was 39.6% in 2013 compared to 40.0% in 2012.

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were minimal in 2013 compared to $0.8 million in 2012.  Income tax expense was $0.1 in 2013 compared to $0.5 million in 2012.

During 2013, we agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17.0 million in cash and certain other contingent considerations.  We closed on the sale effective January 1, 2014 and expect to record a pre-tax book gain of $10.2 million in the first quarter of 2014.  In 2013, revenue from KMIR-TV and My 13 KPSE-TV was $5.5 million and we recorded $0.1 million in net earnings from operations.

Net Earnings

Our net earnings in 2013 were $26.2 million, a decrease of $7.1 million, or 21.3%, compared to $33.3 million in 2012.  The decrease was due to a decrease in political and Olympics revenue which offset earnings of the NewsChannel 5 Network, LLC acquisition in December 2012, an increase in interest expense and an increase in operating costs at our broadcast business.

Earnings per Share for Class A and B Common Stock

In 2013, basic and diluted net earnings per share of class A and B common stock were $0.52 for both.  This compared to $0.61 for both in 2012.  Basic and diluted earnings per share of class A and B common stock from continuing operations were $0.52 for both in 2013.  This compared to $0.60 for both in 2012.  There were no basic and diluted earnings per share from discontinued operations in 2013. Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.01 for both in 2012.

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

Our consolidated revenue in 2012 was $393.1 million, an increase of $41.6 million, or 11.8%, compared to $351.5 million in 2011.  Our consolidated operating costs and expenses in 2012 were $205.3 million, an increase of $6.6 million, or 3.3%, compared to $198.7 million in 2011.  Our consolidated selling and administrative expenses in 2012 were $127.4 million, an increase of $15.0 million, or 13.3%, compared to $112.4 million in 2011.  We recorded a $1.6 million non-cash broadcast license impairment charge in 2012 and a $0.7 million non-cash broadcast license impairment charge in 2011.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2012 and 2011:

		Percent of		Percent of
		Total		Total
	2012	Revenue	2011	Revenue
	(dollars in millions)
Revenue:
Broadcasting	$228.7	58.2%	$180.8	51.4%
Publishing	164.9	41.9	171.0	48.7
Corporate	(0.5)	(0.1)	(0.3)	(0.1)
Total revenue	393.1	100.0	351.5	100.0

Total operating costs and expenses	205.3	52.2	198.7	56.5
Selling and administrative expense	127.5	32.4	112.6	32.0
Broadcast License Impairment	1.6	0.4	0.7	0.3
Total operating costs and expenses and selling and administrative expenses	334.4	85.0	312.0	88.8
Total operating earnings	$58.7	14.9%	$39.5	11.2%

Index
At our broadcasting businesses, advertising revenue increased in 2012 compared to 2011 primarily due to a $31.6 million increase in political and issue advertising revenue, a $6.8 million increase in local advertising revenue, a $5.4 million increase in national advertising revenue, a $2.7 million increase in Olympics advertising revenue, a $2.3 million increase in retransmission revenue, and a $0.7 million increase in other revenue.  Automotive advertising increased $6.8 million in 2012 compared to 2011.

Our publishing businesses experienced a 5.2% decrease in retail advertising revenue in 2012 compared to 2011.  The retail advertising revenue decrease was a result of decreases in the department store, telecommunications, and building categories and as a result of the sale of the Florida-based community publications in 2011, partially offset by the increase in retail ROP from special programs and initiatives.  Classified advertising revenue decreased 17.2% in 2012 compared to 2011 primarily due to decreases in the automotive and employment categories, combined with the year-over-year decline from the sale of the Florida-based community publications in 2011.  Partially offsetting these revenue decreases was a 2.7% increase in circulation revenue and a 9.8% increase in commercial printing at our daily newspaper in 2012 compared to 2011. Circulation revenue increased $1.3 million in 2012 compared to 2011.  At our daily newspaper, commercial delivery revenue decreased in 2012 by $0.1 million compared to 2011. Commercial printing revenue at our daily newspapers increased $0.9 million in 2012 compared to 2011, driven by increased volume and one large new customer.

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

Our consolidated operating earnings were $58.7 million in 2012, an increase of $19.2 million, or 48.6%, compared to $39.5 million in 2011.  The following table presents our operating earnings (loss) by segment for 2012 and 2011:

	2012	2011
	(dollars in millions)

Broadcasting	$54.9	$30.7
Publishing	11.6	15.9
Corporate	(7.8)	(7.1)
Total operating earnings	$58.7	$39.5

The increase in total operating earnings was primarily due to the increase in revenue at our broadcasting business, partially offset by the decrease in revenue at our publishing business, an increase in operating costs and expenses and selling and administrative expenses, and an increase in non-cash broadcast license impairment charges.

EBITDA in 2012 was $80.8 million, an increase of $18.6 million, or 29.9%, compared to $62.2 million in 2011.

Index
The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2012 and 2011:

	2012	2011
	(dollars in millions)

Net earnings(1)	$32.6	$21.7
Provision for income taxes	21.7	14.3
Total other expense, net	4.5	3.5
Depreciation	20.6	21.3
Amortization	1.4	1.4
EBITDA	$80.8	$62.2

(1)	Included in net earnings for 2012 are pre-tax charges for impairment of long-lived assets, impairment of intangible assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $1.6 million, $3.1 million, and $1.7 million, respectively. Included in net earnings 2011 are pre-tax charges of for impairment of intangible assets and workforce reductions charges of $0.7 million and $1.7 million, respectively, and $0.6 million pre-tax operating earnings related to the sold Florida-based community publications.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Broadcasting

Revenue from broadcasting in 2012 was $228.7 million, an increase of $48.0 million, or 26.6%, compared to $180.7 million in 2011.  Operating earnings from broadcasting in 2012 were $54.9 million, an increase of $24.1 million, or 78.2%, compared to $30.8 million in 2011.  We recorded a $1.6 million non-cash broadcast license impairment charge in 2012 and a $0.7 million non-cash broadcast license impairment charge in 2011.

The following table presents our broadcasting revenue and operating earnings for 2012 and 2011:

	2012			2011			Percent
	Television	Radio	Total	Television	Radio	Total	Change
	(dollars in millions)

Revenue	$152.5	$76.2	$228.7	$110.3	$70.4	$180.7	26.6%

Operating earnings	$41.0	$13.9	$54.9	$15.7	$15.1	$30.8	78.2%

Revenue from our television stations in 2012 was $152.5 million, an increase of $42.2 million, or 38.3%, compared to $110.3 million in 2011.  We experienced revenue increases in all of our nine existing television markets.  Compared to 2011, political and issue advertising revenue increased $30.7 million, or 750.7%; and national advertising revenue increased $5.0 million, or 22.3%; retransmission revenue increased $2.3 million, or 27.4%; local advertising revenue increased $2.2 million, or 2.8%; other revenue increased $0.8 million, or 42.8%; and Olympics revenue increased $2.7 million.  Political and issue advertising revenue increased in 2012 compared to 2011 primarily due to the political activity in Wisconsin and Nevada.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced revenue increases in a number of categories, specifically political, automotive, media and financial, partially offset by decreases in the home products, supermarkets and communications retail categories.  Automotive advertising revenue represented 15.9% of television advertising revenue in 2012 compared to 17.4% in 2011.  Automotive advertising revenue was $25.4 million in 2012, an increase of $5.3 million, or 26.2%, compared to $20.1 million in 2011. Digital revenue was $2.1 million in 2012 compared to $1.9 million in 2011.  Digital revenue is reported in local advertising revenue.

Operating earnings from our television stations in 2012 were $41.0 million, an increase of $25.3 million, or 161.1%, compared to $15.7 million in 2011.  The increase in operating earnings was primarily due to the impact from the increase in advertising revenue.  Total television expenses in 2012 increased $17.3 million, or 17.4%, compared to 2011 primarily due to an increase in employee-related expenses, sales commissions, network programming expenses, acquisition and integration-related costs, and expenses related to the new Green Bay Packers preseason network agreement.  Throughout 2012, we selectively added back expense to invest in our employees, programming, and promotion of our products.

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

The following table presents our publishing revenue by category and operating earnings for 2012 and 2011:

	2012			2011

	Daily	Community		Daily	Community		Percent
	Newspaper	Publications	Total	Newspaper	Publications	Total	Change
	(dollars in millions)
Advertising revenue:
Retail	$56.6	$13.5	$70.1	$56.7	$17.2	$73.9	(5.2)%
Classified	14.0	2.7	16.7	16.8	3.4	20.2	(17.2)
National	3.3	-	3.3	4.5	-	4.5	(25.5)
Direct Marketing	0.1	-	0.1	0.1	-	0.1	(56.0)
Total advertising revenue	74.0	16.2	90.2	78.1	20.6	98.6	(8.7)
Circulation revenue	51.2	1.8	53.0	49.9	1.8	51.7	2.7
Other revenue	18.3	3.4	21.7	17.4	3.2	20.6	5.5
Total revenue	$143.5	$21.4	$164.9	$145.4	$25.6	$170.9	(3.5)%

Operating earnings	$11.0	$0.6	$11.6	$14.3	$1.6	$15.9	(26.9)%

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

Retail advertising revenue in 2012 was $70.1 million, a decrease of $3.8 million, or 5.2%, compared to $73.9 million in 2011.  The $0.1 million decrease in retail advertising revenue at our daily newspaper was primarily due to a decrease in preprint advertising at the daily newspaper from the department store, telecommunications, and building categories, partially offset by the increase in digital retail.  We continue to believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper.  These trends persisted in our community publications business.  The $3.7 million decrease in retail advertising revenue at our community publications business was primarily due to revenue decreases as a result of the sale of the Florida-based publications in 2011 and, to a lesser extent, the sale of our northern Wisconsin community publications in the fourth quarter of 2012.  The sale of the Florida-based community publications accounted for $2.8 million of the year-over-year decline.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the Internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in 2012 compared to 2011.  Classified advertising revenue in 2012 was $16.7 million, a decrease of $3.5 million, or 17.2%, compared to $20.2 million in 2011.  At our daily newspaper, classified advertising revenue decreased $2.8 million, or 16.5%, in 2012 compared to 2011.  The revenue decreases were led by the employment and automotive categories, which in the aggregate decreased $2.2 million, or 25.8%. At our community publications business, classified advertising revenue decreased $0.7 million, or 20.8%, in 2012 compared to 2011 primarily due to continued softness in the classified categories and decreases as a result of the sale of the Florida-based community publications businesses in the second and third quarters of 2011, and, to a lesser extent, the sale of our northern Wisconsin community publications in the fourth quarter of 2012.

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

Circulation revenue accounted for 32.2% of total publishing revenue in 2012 compared to 30.2% in 2011.  Circulation revenue was $53.0 million in 2012, an increase of $1.3 million, or 2.7%, compared to $51.7 million in 2011.  At our daily newspaper, circulation revenue increased $1.3 million, or 2.7%, primarily due to a price increase implemented with our “JS Everywhere” subscription program, partially offset by comparisons to 2011 when the Green Bay Packers were in the Super Bowl and we experienced increased single copy sales.  The JS Everywhere program provides newspaper and digital subscribers access to the new iPad app, mobile phone app and access to jsonline.com.  At our community business, circulation revenue remained consistent at $1.8 million in 2012 and 2011.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue at our daily newspaper and commercial printing at the printing plant of our community publications, accounted for 13.2% of total publishing revenue in 2012 compared to 12.1% in 2011.  Other revenue was $21.7 million in 2012, an increase of $1.1 million, or 5.5%, compared to $20.6 million in 2011.  The $0.9 million increase at our daily newspaper was primarily due to an increase in commercial printing revenue driven by increased volume and one large new customer.  At our community publications business, other revenue was $3.4 million in 2012, an increase of $0.2 million, or 7.0%, compared to $3.2 million in 2011.

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

Other Income and Expense and Taxes

Interest income was minimal in 2012 and 2011.  Interest expense was $4.5 million in 2012 compared to $3.6 million in 2011.  The increase in interest expense was due to the interest on the unsecured promissory notes issued during the third quarter of 2012 in connection with our repurchase of all outstanding class C shares, and the increase in long-term notes payable to banks resulting from our acquisition of NewsChannel5 Network, LLC in Nashville, Tennessee. Amortization of deferred financing costs, which is reported in interest expense, was $1.8 million in 2012, an increase of $0.7 million, compared to $1.1 million in 2011.

Our effective tax rate was 40.0% in 2012 compared to 39.7% in 2011.

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were $0.8 in 2012 compared to $0.2 million in 2011.  Income tax expense was $0.5 in 2012 compared to $0.1 million in 2011.

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

Earnings per Share for Class A and B Common Stock

In 2012, basic and diluted net earnings per share of class A and B common stock were $0.61 for both.  This compared to $0.36 for both in 2011.  Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.01 for both in 2012.  Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.01 for both in 2011.

Liquidity and Capital Resources

Our cash balance was $1.9 million as of December 29, 2013.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $143.8 million as of December 29, 2013 will meet our current needs.  In connection with the acquisition of NewsChannel 5 Network, LLC, we amended the credit agreement to permit the acquisition and increase the total borrowing capacity to an initial $350.0 million.  During 2013, we decreased our notes payable to banks by $35.1 million. We expect to continue to pay down our notes payable to banks, selectively invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants, and repurchase shares opportunistically.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we have initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  As of December 29, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $56.2 million, and the outstanding principal amount of term loans drawn under the credit agreement was $138.8 million.  The proceeds of the senior secured credit facilities were used for the acquisition of NewsChannel 5 Network, LLC and general corporate purposes.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

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

As of December 29, 2013, we were in compliance with the financial covenants of the secured credit facility. The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•	A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of December 29, 2013, our consolidated funded debt ratio was 2.67-to-1.

•	A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of December 29, 2013, our interest coverage ratio was 10.11-to-1.

Index
As of December 29, 2013 and December 30, 2012, we had borrowings of $195.0 million and $230.1 million, respectively, under our credit facility at a currently effective blended interest rate of 2.23% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facility of $3.8 million are being amortized over the term of the secured credit facility using the straight-line method.

We estimate the fair value of our senior secured credit facilities at December 29, 2013 to be $187.5 million, based on discounted cash flows using an interest rate of 3.36%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224.8 million, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

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

Seven of the notes with an aggregate principal amount of $9.7 million were paid in 2012.  A scheduled minimum principal payment of $2.7 million was made on September 30, 2013.  The remaining eight subordinated notes, with an aggregate remaining principal amount of approximately $13.3 million, are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes to be $13.5 million based on discounted cash flows using an interest rate of 7.17%, which falls within Level 2 of the fair value hierarchy.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.

We have $1.9 million of standby letters of credit for business insurance purposes.

Index
Workforce Reductions and Business Improvements

Our liability for separation benefits of $0.4 million as of December 29, 2013 will be paid during the next year.  The ongoing activity of our liability for separation benefits during the years ended December 29, 2013 and December 30, 2012 were as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 30, 2012	Benefits	Benefits	December 29, 2013
	(dollars in millions)

Broadcasting	$-	$0.1	$-	$0.1
Publishing	$0.8	$0.8	$(1.3)	$0.3
Total	$0.8	$0.9	$(1.3)	$0.4

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 25, 2011	Benefits	Benefits	December 30, 2012
	(dollars in millions)

Publishing	$1.8	$1.6	$(2.6)	$0.8
Total	$1.8	$1.6	$(2.6)	$0.8

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares, and suspended the payment of the cumulative unpaid and undeclared minimum dividend on our formerly outstanding class C shares.  Prior to the August 2012 repurchase of our class C shares, the accumulated unpaid and undeclared minimum class C dividend of approximately $0.14 per share each quarter was required to be paid prior to the payment of any dividends on our class A and class B shares.  Our board of directors periodically reviews our dividend payment policy as well as our ability to pay cash dividends.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the year ended December 29, 2013, we did not repurchase any shares of our class A common stock.  In the year ended December 29, 2012, we purchased 0.7 million shares of our class A common stock for $3.5 million, or an average of $4.99 per share.  As of December 29, 2013, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.  In December 2013, the board of directors extended our share repurchase program until the end of fiscal 2015.

On August 13, 2012, we repurchased all 3.3 million outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock. See “Liquidity and Capital Resources.”

Acquisitions and Sales

Effective January 1, 2014, Journal Broadcast Corporation and Journal Broadcast Group, Inc., our broadcasting business, closed on the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting for $17.0 million in cash and certain other contingent consideration.  We expect to record a pre-tax book gain of $10.2 million in the first quarter of 2014.

On May 3, 2013, our broadcasting business completed the asset purchase of 100.3 WNOX-FM licensed to Oak Ridge, Tennessee, in the Knoxville, Tennessee, market from Oak Ridge FM, Inc., for $6.0 million.  We now own four radio stations in Knoxville, Tennessee.

On June 25, 2012, our broadcasting business completed the asset purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation for $11.7 million in cash.  We now own five radio stations in Tulsa, Oklahoma.

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to acquire certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2.0 million.  On October 22, 2012, we closed on the acquisition of the remaining assets used in the operation of WACY-TV from ACE TV, Inc.  See Note 8 in the Notes to Financial Statements “Variable Interest Entity.”

On December 6, 2012, our broadcasting business completed the acquisition of NewsChannel 5 Network, LLC from a subsidiary of Landmark Media Enterprises, LLC in Nashville, Tennessee.  The purchase price was $220.0 million including a working capital adjustment of $5.0 million.

Index
On December 3, 2012, our broadcasting business completed the sale of certain assets (including the FCC licenses) of WKTI-AM in Knoxville, Tennessee for $0.1 million.

On December 3, 2012, Journal Community Publishing Group, Inc., our community publications business, completed the sale of Hodag Buyers’ Guide, North Star Journal, Merrill Foto News, Wausau Buyers’ Guide, Stevens Point Buyers’ Guide, Wood County Buyers’ Guide, Waupaca Buyers’ Guide, Waupaca County Post East, Waupaca County Post West, Clintonville Shoppers’ Guide, New London Buyers’ Guide, Silent Sports, Waupacanow.com, Merrillfotonews.com, Starjournalnow.com, Silentsports.net, Wibuyersguide.com and a single copy distribution network based in Rhinelander, WI for $1.2 million in cash and a $0.8 million note receivable.  We recorded a pre-tax loss on the sale, net of transaction expenses, of $0.3 million.

Cash Flow

Continuing Operations

During 2013, we have used cash provided by operating activities to fund capital expenditures and reduce our debt.  In 2013, we decreased our notes payables to banks by $35.1 million.

Cash provided by operating activities was $53.4 million in 2013 compared to $75.3 million in 2012.  The decrease was primarily due to decreased net earnings driven primarily by decreased political and issue and Olympics advertising, and increased payments related to our executive incentive compensation plans and other performance based plans related to our 2012 results.

Cash used for investing activities was $17.0 million in 2013 compared to $239.9 million in 2012.  Capital expenditures were $12.4 million in 2013 compared to $12.3 million in 2012.  Our capital expenditures in 2013 were primarily at our broadcasting business for needed improvements at our facilities, high definition equipment and digital content management solutions.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives. In 2013, we acquired WNOX FM for $6.0 million.  In 2012, we acquired NewsChannel 5 Network, LLC for $220.0 million and KHTT-FM and KBEZ-FM for $11.7 million.  In 2012, we sold the majority of our northern Wisconsin community publications for $1.2 million in cash and a $0.8 million note receivable (non-cash consideration), WKTI-AM for $0.1 million, and received payment of $1.6 million on notes receivable from previously sold operations.

Cash used for financing activities was $37.5 million in 2013 compared to cash provided for financing activities of $162.7 million in 2012.  Borrowings under our credit facility in 2013 were $194.8 million and we made payments of $229.9 million, reflecting a $35.1 million decrease in our notes payable to banks compared to borrowings of $350.0 million and payments of $161.2 million in 2012.  In 2012, we made a cash payment of $6.2 million equal to the accumulated unpaid and undeclared dividend on the class C common stock through August 12, 2012.  We did not pay cash dividends in 2013.

Discontinued Operations

There was $0.6 million and $2.0 million of cash provided by the Palm Springs discontinued operations in 2013 and 2012, respectively.

Contractual Obligations

Our contractual obligations as of December 29, 2013 are summarized below:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual obligations
Long-term notes payable to banks (1)	$241.0	$20.4	$39.6	$181.0	$-
Unsecured subordinated notes payable	16.2	3.6	6.7	5.9	-
Pension and other postretirement benefits (2)	114.8	11.0	22.6	23.2	58.0
Syndicated programs	12.9	4.6	6.8	1.2	0.3
Operating leases	8.7	2.4	2.8	1.5	2.0
Other liabilities(3)	14.1	4.1	4.5	2.1	3.4
Total	$407.7	$46.1	$83.0	$214.9	$63.7

Index
(1)	Includes the associated interest calculated on our unhedged variable rate outstanding borrowings of $195.0 million as of December 29, 2013 at a currently effective blended interest rate of 2.23%.
(2)	For the pension and other postretirement benefits, payments included in the table have been actuarially estimated over a ten-year period. Unfunded non-qualified pension benefit payments and other postretirement benefits are expected to be funded directly from company assets through 2022. Qualified pension benefit payments are expected to be funded by plan assets through 2022. While benefit payments under these benefit plans are expected to continue beyond 2022, we believe that an estimate beyond this period is unreasonable.
(3)	Other liabilities consist primarily of obligations for unrecognized tax benefits, deferred compensation, capital leases, and severance.

Our secured credit facility expires on December 5, 2017.

Based on actuarial estimates, we expect to make contributions of approximately $95.1 million to the qualified pension plan over a ten-year period.  If actual results differ from the estimates used, the amount of contributions to the qualified pension plan would likely change.  As of December 29, 2013, we expect to make payments over a ten-year period for the non-qualified pension plan and other postretirement benefit plan of $6.7 million and $12.9 million, respectively.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

As of December 29, 2013, our expected payment for significant contractual obligations includes approximately $1.0 million for our liability for unrecognized tax benefits and related interest income/expense and penalties.  We have estimated that our liability for unrecognized tax benefits of $1.0 million will be settled in less than one year.

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

Index
Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements.  An evaluation of our property and equipment and definite-lived intangible assets indicated an impairment of buildings held for sale in 2013 and 2012.  We recognized a $0.2 million and a $0.5 million impairment charge related to buildings held for sale in 2013 and 2012, respectively.  Fair value was determined pursuant to a broker’s opinion of value or an accepted offer to sell the buildings.  The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales.  Changes in our assumptions could require us to recognize a loss for asset impairment in the future.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and broadcast licenses accounted for 43.7% and 40.8% of total assets as of December 29, 2013 and December 30, 2012, respectively.  The interim and annual impairment tests for goodwill and broadcast licenses in accordance with the FASB’s guidance for goodwill and intangible assets require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses.  Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed.  Accordingly, we may incur additional impairment charges in future periods to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  In 2013, we combined the community publishing and daily newspaper components into one publishing reporting unit.  We allocated goodwill to our broadcasting and combined publishing reporting unit.  We performed our annual impairment test for both reporting units as of September 30, 2013.

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

For our combined publishing reporting unit, we based our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

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

For broadcast licenses at individual television and radio stations, we use the Greenfield Method, which is an income approach commonly used in the broadcast sector to estimate fair value.  This approach assumes the start up of a new station by an independent market participant and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.  We performed our annual impairment test on our broadcast licenses at individual television and radio stations in 2013, which indicated no impairment.

Index
Accrued income taxes

The Internal Revenue Service (IRS) and various state Departments of Revenue routinely examine our federal and state tax returns.  We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged.  The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate.  Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.  As of December 29, 2013 and December 30, 2012, our liabilities for unrecognized tax benefits and related interest and penalties were $0.9 million in each year.

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash broadcast license impairment charge recorded in 2012 is not currently deductible for income tax purposes and has caused us to recognize a deferred tax asset.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

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

There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate – used to arrive at the net present value of the obligations and expense;

•	the return on assets – used to estimate the growth in invested asset value available to satisfy certain obligations;

•	the employee turnover statistics – used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2013 and 2012 are:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012

Discount rate for expense	3.95%	4.55%	2.75%	3.85%
Discount rate for obligations	4.75	3.95	3.55	2.75
Expected return on plan assets	7.25	7.75	-	-

For our pension plans, as of December 29, 2013, a one percent increase or decrease in the discount rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2013	less than $0.1	$(0.2)
Effect on pension benefit obligation as of December 29, 2013	$(17.1)	$20.7

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

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2013	less than $0.1	less than $(0.1)
Effect on postretirement benefit obligation as of December 29, 2013	$0.2	$(0.2)

New accounting standards

In July 2013, the FASB issued guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists.  The new guidance clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted.  We adopted this guidance in 2013.  The adoption of this guidance did not impact our financial position or results of operations.

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We adopted this guidance in 2013.  The adoption of this guidance did not impact our financial position or results of operations.

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

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our secured revolving credit facilities, and in prices for newsprint.  Changes in these factors could cause fluctuations in our net earnings and cash flows.  Interest rates on our long-term notes payable to banks are variable.  Our borrowings under the secured credit facilities incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  Average interest rates on borrowings under our revolving credit facility ranged from 2.53% at the beginning of 2013 to 2.23% at the end of 2013.  If interest rates had been 100 basis points higher, our annual interest expense would have increased $2.2 million, assuming comparable borrowing levels.  We have not entered into derivative instruments to manage our exposure to interest rate risk.

Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $609 in 2013.  Based on the consumption of newsprint in 2013 for our publishing businesses, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.2 million.  We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 29, 2013 and December 30, 2012
 (in thousands, except share and per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,912	$2,429
Receivables, net	66,670	64,161
Inventories, net	2,191	2,944
Prepaid expenses and other current assets	3,305	3,953
Syndicated programs	2,816	2,250
Deferred income taxes	2,508	3,032
Current assets of discontinued operations	7,048	7,550
TOTAL CURRENT ASSETS	86,450	86,319

Property and equipment:
Land and land improvements	37,026	37,574
Buildings and building improvements	131,209	132,400
Equipment	236,588	237,833
Construction in progress	2,257	3,476
	407,080	411,283
Less accumulated depreciation	246,531	242,145
Net property and equipment	160,549	169,138
Syndicated programs	5,162	4,777
Goodwill	124,702	125,818
Broadcast licenses	135,166	129,566
Other intangible assets, net	57,763	60,618
Deferred income taxes	20,125	41,573
Other assets	6,101	7,994
TOTAL ASSETS	$596,018	$625,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,154	$26,743
Accrued compensation	9,134	10,618
Accrued employee benefits	4,865	5,155
Deferred revenue	15,459	16,208
Syndicated programs	2,247	2,521
Accrued income taxes	3,286	3,977
Other current liabilities	5,560	6,788
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term notes payable to banks	15,000	-
Current portion of long-term liabilities	276	126
Current liabilities of discontinued operations	885	737
TOTAL CURRENT LIABILITIES	81,522	75,529

Accrued employee benefits	64,541	92,907
Syndicated programs	5,741	5,001
Long-term notes payable to banks	179,950	230,095
Unsecured subordinated notes payable	10,623	13,279
Other long-term liabilities	3,554	3,491
Equity:
Class B - authorized 120,000,000 shares; issued and outstanding: 6,134,093 shares at December 29, 2013 and 6,905,955 shares at December 30, 2012	57	63
Class A - authorized 170,000,000 shares; issued and outstanding: 44,669,851 shares at December 29, 2013 and 43,750,920 shares at December 30, 2012	447	438
Additional paid-in capital	256,734	254,437
Accumulated other comprehensive loss	(39,654)	(55,739)
Retained earnings	32,503	6,302
TOTAL EQUITY	250,087	205,501
TOTAL LIABILITIES AND EQUITY	$596,018	$625,803

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 29, 2013, December 30, 2012 and December 25, 2011
 (in thousands, except per share amounts)

	2013	2012	2011
Revenue:
Broadcasting	$243,432	$228,703	$180,739
Publishing	154,558	164,947	170,976
Corporate	(723)	(532)	(263)
Total revenue	397,267	393,118	351,452
Operating costs and expenses:
Broadcasting	118,985	98,492	89,415
Publishing	100,973	107,289	109,557
Corporate	(721)	(532)	(263)
Total operating costs and expenses	219,237	205,249	198,709

Selling and administrative expenses	126,714	127,522	112,466
Broadcast license impairment	-	1,616	735
Total operating costs and expenses and selling and administrative expenses	345,951	334,387	311,910

Operating earnings	51,316	58,731	39,542

Other income and (expense):
Interest income	-	22	117
Interest expense	(7,706)	(4,483)	(3,642)
Other	(188)
Total other income and (expense)	(7,894)	(4,461)	(3,525)

Earnings from continuing operations before income taxes	43,422	54,270	36,017

Provision for income taxes	17,172	21,688	14,304

Earnings from continuing operations	26,250	32,582	21,713

Earnings (loss) from discontinued operations, net of applicable income tax (benefit) expense of ($13), $518 and $329, respectively	(49)	743	473

Net earnings	$26,201	$33,325	$22,186

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.52	$0.60	$0.36
Discontinued operations		0.01	0.01
Net earnings	$0.52	$0.61	$0.37

Diluted - Class A and B common stock:
Continuing operations	$0.52	$0.60	$0.36
Discontinued operations		0.01	0.01
Net earnings	$0.52	$0.61	$0.37

Basic and diluted - Class C common stock:
Continuing operations	$-	$0.73	$0.93
Discontinued operations		0.01	0.01
Net earnings	$-	$0.74	$0.94

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 29, 2013, December 30, 2012 and December 25, 2011
 (in thousands)

	2013	2012	2011

Net earnings	$26,201	$33,325	$22,186
Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax benefit (expense) of $10,176, $1,792 and $13,421, respectively	16,085	(2,757)	(20,687)

Comprehensive income	$42,286	$30,568	$1,499

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 29, 2013, December 30, 2012 and December 25, 2011
 (in thousands, except per share amounts)

						Accumulated
					Additional	Other	Retained	Non-	Treasury
	Preferred	Common Stock			Paid-in	Comprehensive	Earnings	controlling	Stock,
	Stock	Class C	Class B	Class A	Capital	Loss	(Deficit)	Interests	at cost	Total

Balance at December 26, 2010	-	33	165	432	260,376	(32,295)	87,767	1,164	(108,715)	208,927

Net earnings							22,186			22,186
Comprehensive income						(20,687)				(20,687)
Class C minimum dividends ($0.57 per share)							(1,854)			(1,854)
Issuance of shares:
Conversion of class B to class A			(17)	17						-
Stock grants			5		498					503
Employee stock purchase plan			1		327					328
Shares purchased and retired				(11)	(4,129)					(4,140)
Treasury shares cancelled			(87)		(446)		(108,182)		108,715	-
Shares withheld from employees for tax withholding			(1)		(590)					(591)
Stock-based compensation					1,114					1,114
Income tax benefits from vesting of restricted stock					402					402

Balance at December 25, 2011	$-	$33	$66	$438	$257,552	$(52,982)	$(83)	$1,164	$-	$206,188

Net earnings							33,325			33,325
Comprehensive income						(2,757)				(2,757
Class C minimum dividends ($0.35 per share)							(1,146)			(1,146)
Issuance of shares:
Conversion of class B to class A			(7)	7						-
Stock grants			5		384					389
Employee stock purchase plan					271					271
Class C shares repurchase		(33)			(117)		(25,794)			(25,944)
Shares purchased and retired				(7)	(3,558)					(3,565)
Shares withheld from employees for tax withholding			(1)		(654)					(655)
Stock-based compensation					1,639					1,639
Income tax benefits from vesting of restricted stock					293					293
Purchase of noncontrolling interest					(1,373)			(1,164)		(2,537)

Balance at December 30, 2012	$-	$-	$63	$438	$254,437	$(55,739)	$6,302	$-	$-	$205,501

Net earnings							26,201			26,201
Comprehensive income						16,085				16,085
Issuance of shares:
Conversion of class B to class A			(9)	9						-
Stock grants			4		375					379
Employee stock purchase plan					279					279
Shares withheld from employees for tax withholding			(1)		(683)					(684)
Stock-based compensation					1,681					1,681
Income tax benefits from vesting of restricted stock					112					112
Other					533					533

Balance at December 29, 2013	$-	$-	$57	$447	$256,734	$(39,654)	$32,503	$-	$-	$250,087

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 29, 2013, December 30, 2012 and December 25, 2011
 (in thousands)

	2013	2012	2011
Cash flow from operating activities:
Net earnings	$26,201	$33,325	$22,186
Less (loss) earnings from discontinued operations	(49)	743	473
Earnings from continuing operations	26,250	32,582	21,713
Adjustments for non-cash items:
Depreciation	20,058	20,590	21,261
Amortization	2,855	1,448	1,381
Provision for doubtful accounts	314	503	779
Deferred income taxes	12,441	16,104	11,066
Non-cash stock-based compensation	2,089	2,028	1,618
Net (gain) loss from disposal of assets	(402)	493	(589)
Impairment of broadcast licenses	-	1,616	735
Impairment of long-lived assets	238	493	-
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(2,823)	(2,090)	(2,012)
Inventories	753	(1,178)	(731)
Accounts payable	(4,589)	5,936	(2,279)
Accrued employee benefits	(2,105)	(1,818)	1,179
Other assets and liabilities	(1,663)	(1,451)	(10,361)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,416	75,256	43,760

Cash flow from investing activities:
Capital expenditures for property and equipment	(12,440)	(12,305)	(10,590)
Proceeds from sales of assets	720	1,244	204
Proceeds from sale of businesses	-	2,892	1,574
Insurance recoveries	645	-	-
Acquisition of businesses	(5,955)	(231,728)	-
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(17,030)	(239,897)	(8,812)

Cash flow from financing activities:
Payments of financing costs	-	(4,583)	-
Proceeds from long-term notes payable to banks	194,805	349,955	94,409
Payments on notes payable to banks	(229,950)	(161,165)	(127,674)
Payments on unsecured subordinated notes payable	(2,656)	(9,664)	-
Principal payments under capital lease obligations	(74)	(258)	(343)
Proceeds from issuance of common stock, net	259	245	295
Income tax benefits from vesting of restricted stock	112	330	464
Redemption of common stock, net	-	(3,910)	(4,010)
Purchase of noncontrolling interest	-	(2,038)	-
Payment of cash equivalent of accrued dividends	-	(6,246)	-
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(37,504)	162,666	(36,859)

Cash flow from discontinued operations:
Net operating activities	726	2,418	1,514
Net investing activities	(125)	(431)	759
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	601	1,987	2,273

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(517)	12	362

Cash and cash equivalents:
Beginning of year	2,429	2,417	2,055
End of Year	$1,912	$2,429	$2,417

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$6,087	$4,317	$7,710
Cash paid for interest	$5,552	$1,521	$1,709

See accompanying notes

Index
1	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years the fourth quarterly reporting period will be fourteen weeks.  The fourth quarterly reporting period in our 2012 fiscal year consisted of fourteen weeks.

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

Palm Springs television results of operations and the gain on the sale of NorthStar Print Group Inc.’s (NorthStar) real estate holdings in 2011 have been reflected as discontinued operations in our consolidated statements of operations.

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

We also derive revenues from retransmission of our broadcast programs by MVPDs.  Retransmission revenues from MVPDs are recognized based on average monthly subscriber counts and contractual rates over the terms of the agreements.

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

Advertising expense—We expense our advertising costs as incurred.  Advertising expense totaled $6,645, $7,438 and $6,915 in 2013, 2012 and 2011, respectively.

Interest expense—All interest incurred during the years ended December 29, 2013, December 30, 2012 and December 25, 2011 was expensed.

Income taxes—Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.  Valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Index
1	SIGNIFICANT ACCOUNTING POLICIES continued

We recognize an uncertain tax position when it is more likely than not to be sustained upon examination by taxing authorities and we measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement.

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued severance and barter programming assets and liabilities approximates fair value as of December 29, 2013 and December 30, 2012.

Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased.  Cash equivalents are stated at cost, which approximates market value.

Receivables, net— Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by MVPDs.  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at December 29, 2013 and December 30, 2012 was $1,688 and $2,377, respectively.

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required.  Credit losses are provided for in the financial statements and have been within management’s expectations.  Given the current economic environment, credit losses may increase in the future.

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market.  A summary of inventories follows:

	2013	2012
December 29 and December 30
Paper and supplies	$2,224	$2,950
Work in process	59	84
Less obsolescence reserve	(92)	(90)
Inventories, net	$2,191	$2,944

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.  The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value.  The cost for the rights of first-run and sports programming are recorded as the episodes and games are broadcast.  We do not record an asset and liability for such rights when the license period begins because the programming is not available for broadcast.  Certain of our agreements require us to provide barter advertising time to our distributors.  Barter advertising revenue and expense was $7,210, $5,393 and $4,672 in 2013, 2012 and 2011, respectively.

Property and equipment—Property and equipment are recorded at cost.  Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	5-20
Other printing presses	10
Other	3-10

Depreciation expense totaled $20,058, $20,590 and $21,261 in 2013, 2012 and 2011, respectively.  As of December 29, 2013, we have $160.5 million of net property and equipment secured by our credit facility.

Index
1	SIGNIFICANT ACCOUNTING POLICIES continued

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of operations and accumulated depreciation in our consolidated balance sheets.  At December 29, 2013 we recorded $474 for capital leases in equipment, $162 in accumulated depreciation, $79 in current portion of long-term liabilities and $244 in other long-term liabilities in our consolidated balance sheet.  At December 30, 2012 we recorded $1,834 for capital leases in equipment, $1,683 in accumulated depreciation, $54 in current portion of long-term liabilities and $113 in other long-term liabilities in our consolidated balance sheet.

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

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Groups, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy. The notes receivable balance at December 29, 2013 and December 30, 2012 was $524 and $772, respectively.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

Impairment of long-lived assets—Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  In 2013 and 2012, we recorded property impairment charges of $238 and $368 at our broadcasting segment representing the excess of indicated fair value over the carrying value of a building held for sale.   In 2012, our publishing segment recorded a building impairment charge of $125 representing the excess in indicated fair value over the carrying value of the assets held for sale.  Fair value was determined pursuant to an accepted offer to sell the building or a broker’s opinion of the value based upon similar assets in an inactive market.  This fair value measurement is considered a level 3 measurement under the fair value hierarchy.

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

Earnings per share

Basic

For all periods during which our class C common stock was issued and outstanding (see Note 2 “Notes Payable” regarding the Company’s repurchase of all 3,264 shares of the Company’s class C common stock issued and outstanding in August 2012), we apply the two-class method for calculating and presenting our basic earnings per share.  As noted in the FASB’s guidance for earnings per share, the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Under that method:

(a)	Income (loss) from continuing operations (“net earnings (loss)”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid or accrued during the current period.

Index
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

The following table sets forth the computation of basic earnings per share under the two-class method:

Index
1	SIGNIFICANT ACCOUNTING POLICIES continued

	2013	2012		2011

Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings form continuing operations	$26,250	$32,582		$21,713
Less dividends:
Class A and B	-	-		-
Minimum class C	-	1,146		1,854
Non-vested restricted stock	-	-		-

Total undistributed earnings from continuing operations	$26,250	$31,436		$19,859

Undistributed earnings from continuing operations:
Class A and B	$26,250	$29,991		$18,423
Class C	-	1,233		1,177
Non-vested restricted stock	-	212		259
Total undistributed earnings from continuing operations	$26,250	$31,436		$19,859

Numerator for basic earnings from continuing operations per class A and B common stock:
Minimum dividends on class A and B	$-	$-		$-
Class A and B undistributed earnings	26,250	29,991		18,423
Numerator for basic earnings from continuing operations per class A and B common stock	$26,250	$29,991		$18,423

Numerator for basic earnings from continuing operations per class C common stock:
Minimum dividends on class C	$-	$1,146		$1,854
Class C undistributed earnings	-	1,233		1,177
Numerator for basic earnings from continuing operations per class C common stock	$-	$2,379		$3,031

Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,259	50,091		51,088
Class C	-	3,264	(1)	3,264

Basic earnings per share from continuing operations:
Class A and B	$0.52	$0.60		$0.36
Class C	$-	$0.73		$0.93

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index
1	SIGNIFICANT ACCOUNTING POLICIES continued

	2013	2012		2011

Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$(49)	$743		$473
Undistributed earnings from discontinued operations:
Class A and B	(49)	709		439
Class C	-	29		28
Non-vested restricted stock	-	5		6
Total undistributed earnings from discontinued operations	$(49)	$743		$473

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,259	50,091		51,088
Class C	-	3,264	(1)	3,264

Basic earnings per share from discontinued operations:
Class A and B	$-	$0.01		$0.01
Class C	$-	$0.01		$0.01

Numerator for basic net earnings for each class of common stock:
Net earnings	$26,201	$33,325		$22,186
Less dividends:
Class A and B	-	-		-
Minimum class C	-	1,146		1,854
Non-vested restricted stock	-	-		-
Total undistributed net earnings	$26,201	$32,179		$20,332

Undistributed net earnings:
Class A and B	$26,201	$30,701		$18,862
Class C	-	1,261		1,206
Non-vested restricted stock	-	217		264
Total undistributed net earnings	$26,201	$32,179		$20,332

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-	$-		$-
Class A and B undistributed net earnings	26,201	30,701		18,862
Numerator for basic net earnings per class A and B common stock	$26,201	$30,701		$18,862

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index
1	SIGNIFICANT ACCOUNTING POLICIES continued

	2013	2012		2011

Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$-	$1,146		$1,854
Class C undistributed net earnings	-	1,261		1,206
Numerator for basic net earnings per class C common stock	$-	$2,407		$3,060

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,259	50,091		51,088
Class C	-	3,264	(1)	3,264

Basic net earnings per share:
Class A and B	$0.52	$0.61		$0.37
Class C	$-	$0.74		$0.94

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.  For the year ended December 29, 2013, 435 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  For the year ended December 30, 2012, 538 non-vested restricted class B common shares are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	2013	2012	2011

Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-	$-
Total undistributed earnings from continuing operations	26,250	29,991	18,424
Total undistributed earnings from discontinued operations	(49)	710	439
Net earnings	$26,201	$30,701	$18,863

Denominator for diluted net earnings per share:
Weighted average shares outstanding	50,436	50,091	51,088

Diluted earnings per share:
Continuing operations	$0.52	$0.60	$0.36
Discontinued operations	-	0.01	0.01
Net earnings	$0.52	$0.61	$0.37

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

Index
1	SIGNIFICANT ACCOUNTING POLICIES continued

New accounting standards

In July 2013, the FASB issued guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists.  The new guidance clarifies that companies should present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted.  We adopted this guidance in 2013.  The adoption of this guidance did not impact our financial position or results of operations.

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income.  The new guidance requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. This guidance is effective for fiscal years beginning January 1, 2013 with early adoption permitted.  We adopted this guidance in 2013.  The adoption of this guidance did not impact our financial position or results of operations.

2	NOTES PAYABLE

Long-term Notes Payable to Banks

On December 5, 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of December 29, 2013, the outstanding principal amount of revolving loans drawn under the credit agreement was $56,200, and the outstanding principal amount of term loans drawn under the credit agreement was $138,750.  The proceeds of the senior secured credit facilities were used for the acquisition of NewsChannel 5 Network, LLC and general corporate purposes.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

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

As of December 29, 2013 and December 30, 2012, we had borrowings of $194,950 and $230,095, respectively, under our credit facilities at a currently effective blended interest rate of 2.23% and 2.53%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3,772, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method, which is not materially different than the result utilizing the effective interest method.

Index
2	NOTES PAYABLE continued

We estimate the fair value of our senior secured credit facilities at December 29, 2013 to be $187,469, based on discounted cash flows using an interest rate of 3.36%.  We estimated the fair value of our secured credit facility at December 30, 2012 to be $224,752, based on discounted cash flows using an interest rate of 3.08%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled minimum principal repayments of the secured term loan facility are $15,000 in 2014, $15,000 in 2015, $15,000 in 2016 and $93,750 in 2017.

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

Seven of the notes with an aggregate principal amount of $9,664 were paid in 2012.  A scheduled minimum principal repayment for $2,656 was made on September 30, 2013.  The remaining seven subordinated notes, with an aggregate remaining principal amount of approximately $13,279, are payable in equal annual installments of $2,656 on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes at December 29, 2013 to be $13,515 based on discounted cash flows using an interest rate of 7.19%. We estimated the fair value of the subordinated notes at December 30, 2012 to be $16,188 based on discounted cash flows using an interest rate of 7.26%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority. These fair value measurements fall within Level 2 of the fair value hierarchy. As of December 29, 2013, $13,279 of the principal amount of the subordinated notes remains outstanding.

3	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering certain employees.  The defined benefit pension plan was permanently frozen effective January 1, 2011.  The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment.  Plan assets consist primarily of listed stocks and government and other bonds.

We also sponsor an unfunded non-qualified pension plan for certain employees whose benefits under the pension plan and the 401(k) plan may be restricted due to limitations imposed by the Internal Revenue Service.  The unfunded non-qualified pension plan was permanently frozen effective January 1, 2011.  The disclosure for the unfunded non-qualified pension plan for all years presented is combined with the defined benefit pension plan.

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

Index
3	EMPLOYEE BENEFIT PLANS continued

			Other
	Pension Benefits		Postretirement Benefits
Years ended December 29 and December 30	2013	2012	2013	2012
Change in benefit obligations
Benefit obligation at beginning of year	$182,004	$171,028	$14,608	$17,274
Service cost	-	-	55	14
Interest cost	7,009	7,578	380	630
Actuarial (gain) loss	(15,365)	12,322	(277)	(2,010)
Benefits paid	(9,156)	(8,924)	(1,669)	(1,300)
Benefit obligation at end of year	$164,492	$182,004	$13,097	$14,608

			Other
	Pension Benefits		Postretirement Benefits
Years ended December 29 and December 30	2013	2012	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$102,602	$96,699	$-	$-
Actual gain on plan assets	15,386	11,672	-	-
Company contributions	3,114	3,155	1,669	1,300
Benefits paid	(9,156)	(8,924)	(1,669)	(1,300)
Fair value of plan assets at end of year	$111,946	$102,602	$-	$-

Funded status	$(52,546)	$(79,402)	$(13,097)	$(14,608)

			Other
	Pension Benefits		Postretirement Benefits
Years ended December 29 and December 30	2013	2012	2013	2012
Acounts recognized in consolidated balance sheets
Current liabilities	$(491)	$(476)	$(1,568)	$(1,645)
Noncurrent liabilities	(52,055)	(78,926)	(11,529)	(12,963)
Total	$(52,546)	$(79,402)	$(13,097)	$(14,608)

	Pension Benefits
	Actuarial	Prior	Deferred
	Loss	Service	Income
	(Gain), Net	Credit	Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 30, 2012	$93,217	$(48)	$(37,052)	$56,117
Current year change	(26,213)	10	10,152	$(16,051)
As of December 29, 2013	$67,004	$(38)	$(26,900)	$40,066

	Other Postretirement Benefits
	Actuarial	Prior	Deferred
	Loss	Service	Income
	(Gain), Net	Credit	Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 30, 2012	$183	$(783)	$222	$(378)
Current year change	(277)	219	24	$(34)
As of December 29, 2013	$(94)	$(564)	$246	$(412)

The accumulated benefit obligation for the pension plans was $164,492 and $182,004 at December 29, 2013 and December 30, 2012, respectively.

Index
3	EMPLOYEE BENEFIT PLANS continued

	Pension Benefits
Years ended December 29, December 30 and December 25	2013	2012	2011
Components of net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	7,009	7,578	7,850
Expected return on plan assets	(7,325)	(8,454)	(9,594)
Amortization of:
Unrecognized prior service credit	(10)	(10)	(10)
Unrecognized net loss	2,787	2,038	979
Net periodic benefit cost included in operating costs and expenses and selling and administrative expenses	$2,461	$1,152	$(775)

	Other Postretirement Benefits
Years ended December 29, December 30 and December 25	2013	2012	2011
Components of net periodic benefit cost
Service cost	$55	$14	$53
Interest cost	380	630	827
Amortization of:
Unrecognized prior service credit	(219)	(219)	(219)
Unrecognized net transition obligation	-	546	549
Unrecognized net loss	-	188	-
Net periodic benefit cost included in selling and administrative expenses	$216	$1,159	$1,210

The unrecognized net loss and prior service credit for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,122 and ($10), respectively.  The prior service credit and transition obligation for the other postretirement pension plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is ($219) and $0, respectively.

The costs for our pension benefits and other postretirement benefits are actuarially determined.  Key assumptions utilized at the measurement dates of December 29, 2013 and December 30, 2012 for pension benefits and for other postretirement benefits include the following:

Weighted-average assumptions used to determine benefit obligations:

			Other
	Pension Benefits		Postretirement Benefits
December 29 and December 30	2013	2012	2013	2012
Discount rate	4.75%	3.95%	3.55%	2.75%
Rate of compensation increases	-	-	-	-

Weighted-average assumptions used to determine net periodic benefit cost:

				Other
	Pension Benefits			Postretirement Benefits
December 29, December 30 and December 25	2013	2012	2011	2013	2012	2011
Discount rate	3.95%	4.55%	5.35%	2.75%	3.85%	4.95%
Expected return on plan assets	7.25	7.75	8.25	-	-	-
Rate of compensation increases	-	-	-	-	-	-

To determine the discount rate assumptions for the pension and the postretirement benefit plans, we studied our plans’ specific discount rate by matching our projected benefit payments to a yield curve developed from high grade corporate bonds.  The results of those studies were used as the benchmark to determine the discount rate assumptions.

We studied historical markets to determine the long-term rate of return assumption for plan assets.  We preserved the long-term historical relationships between equities and fixed-income securities, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  We evaluate current market factors such as inflation and interest rates before we determine long-term capital market assumptions.  We review peer data and historical returns to check for reasonableness and appropriateness.  We anticipate our expected rate of return on plan assets assumption to be 6.75% for our 2014 valuation.

Index
3	EMPLOYEE BENEFIT PLANS continued

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2013 is 9.00%, grading down to 5.00% in the year 2021 and thereafter.  The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits.  A 1% change in the assumed health care cost trend rate would have the following effects:

	1%	1%
	Increase	Decrease
Effect on total of service and interest cost components in 2013	$10	$(9)
Effect on postretirement benefit obligation as of December 29, 2013	$197	$(191)

Plan Assets

The following tables present the fair value of our plan assets by level of the fair value hierarchy.  In accordance with the FASB’s guidance for fair value measurements, level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
December 29, 2013
Mutual funds	111,205	-	-	111,205
Money-market fund	-	740	-	740
Fair value of plan assets	$111,205	$740	$-	$111,945

	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Total
December 30, 2012
Cash	$715	$-	$-	$715
Mutual funds	89,430	-	-	89,430
Money-market fund	-	7	-	7
Collective trust fund	-	12,450	-	12,450
Fair value of plan assets	$90,145	$12,457	$-	$102,602

Our pension plan weighted average asset allocations at December 29, 2013 and December 30, 2012 by asset category are as follows:

	Plan Assets
December 29 and December 30	2013	2012
Equity securities	42.2%	65.2%
Fixed-income securities	57.2	34.9
Other	0.6	(0.1)
Total	100.0%	100.0%

We employ a dynamic investment strategy, changing the allocation between return-seeking and liability hedging assets to de-risk the plan as the funded ratio improves. We believe the strategy provides a reasonable probability of achieving growth of assets that will assist in closing the Plan’s funding gap, while removing risk systematically as we reach our long-term goal of being fully-funded.  Based on an assessment of our long-term goals and desired risk levels, we developed a glide path that adjusts the target allocation to return-seeking assets as well as the corresponding minimum and maximum allocations as the Plan’s funded status improves.  The funded status is monitored on a quarterly basis.  We seek to maintain a diversified portfolio within the return-seeking asset portfolio and the liability hedging portfolio using a diversified blend of equity and debt investments.  The return-seeking component is diversified across U.S. and non-U.S. stocks, both actively and passively managed.  The liability hedging component is diversified across the maturity, quality and sector spectrum. To achieve an appropriate level of expected return, value-added potential, and risk, we adopted the following target allocations within the return-seeking segment:

Index
3	EMPLOYEE BENEFIT PLANS continued

Percent of Return-Seeking Portfolio
Target
U.S. Equity	33.0%
Non-U.S. Equity (Developed and Emerging Markets)	33.0
Global Equity	34.0

Contributions
We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During 2013, we contributed $2,710 to our qualified defined benefit pension plan and $404 to our non-qualified pension plan, respectively.  Based on the most recent current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we do not expect to contribute to our qualified defined benefit pension plan in 2014.  We expect to contribute $491 to our unfunded non-qualified pension plan in 2014.

Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
2014	$9,399	$1,568
2015	9,669	1,545
2016	9,869	1,509
2017	10,015	1,524
2018	10,142	1,485
2019-2023	52,740	5,241

The 401(k) plan is a defined contribution benefit plan covering substantially all employees.  The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis.  In addition, employees can contribute up to 50% of their eligible wages after taxes.  The maximum combined total contribution may not exceed 50% of each employee’s eligible wages.  Each employee who elects to participate is eligible to receive company matching contributions.  The matching contributions, recorded as an operating expense, were $2,436, $1,979, and $2,070 in 2013, 2012, and 2011, respectively.  We contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages, for a maximum match of 3.5% of eligible wages, as defined by the 401(k) plan.

Index
4	INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

Years ended December 29, December 30 and December 25	2013	2012	2011
Continuing operations
Current:
Federal	$3,864	$5,290	$2,169
State	867	294	1,069
Total current	4,731	5,584	3,238

Deferred:
Federal	10,438	12,828	9,575
State	2,003	3,276	1,491
Total deferred	12,441	16,104	11,066
Total provision for income taxes for continuing operations	$17,172	$21,688	$14,304
Discontinued operations
Current:
Federal	$(649)	$(210)	$(412)
State	(118)	(11)	(74)
Total current	(767)	(221)	(486)

Deferred:
Federal	628	617	671
State	126	122	144
Total deferred	754	739	815
Total provision (benefit) for income taxes for discontinued operations	$(13)	$518	$329

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 29, December 30 and December 25	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	5.0	5.1
Other	0.1	-	(0.4)
Effective income tax (benefit) rate	39.6%	40.0%	39.7%

Temporary differences that give rise to the deferred tax assets and liabilities at December 29, 2013 and December 30, 2012 are as follows:

Index
4	INCOME TAXES continued

	2013	2012
Current assets
Receivables	$388	$720
Inventories	33	32
Other assets	676	668
Accrued compensation	549	731
Accrued employee benefits	930	998
Total current deferred tax assets	2,576	3,149

Current liabitites
Accrued state taxes	(68)	(117)
Total current deferred tax liability	(68)	(117)

Total net current deferred tax assets	$2,508	$3,032

Non-current assets
Accrued employee benefits	$24,530	$34,445
State deferred income taxes	2,251	4,502
State net operating loss	2,192	2,122
Intangible assets	9,813	19,989
Other assets	484	278
Total non-current deferred tax assets	39,270	61,336

Non-current liabilities
Property and equipment	(18,584)	(19,468)
Valuation allowances	(184)	(199)
Other liabilities	(377)	(96)
Total non-current deferred tax assets	(19,145)	(19,763)

Total net non-current deferred tax assets	$20,125	$41,573

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash broadcast license impairment charge recorded in 2012 is not currently deductible for income tax purposes and has caused us to recognize a deferred tax asset.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

At December 29, 2013, we have $2,192 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years.  The net operating losses begin expiring in 2028.  To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $0 in valuation allowances.  There are also $184 of capital loss carryforwards that will expire in 2017.  We have $184 in valuation allowances for these capital loss carryforwards due to uncertainties surrounding their use.

We file tax returns in the United States federal jurisdiction, as well as in approximately 14 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2010 through 2012 tax returns are open for federal purposes, and our 2009 through 2012 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit by the IRS for our 2010 and 2011 tax returns, in Wisconsin for our 2004 through 2007 tax returns and in Illinois for our 2006 and 2007 tax returns.

As of December 29, 2013, our liability for unrecognized tax benefits was $727, which, if recognized, would have an impact on our effective tax rate.  As of December 29, 2013, it is reasonably possible for $1,003 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

The following table summarizes the activity related to our unrecognized tax benefits during 2013, 2012 and 2011:

Index
4	INCOME TAXES continued

	2013	2012	2011
Beginning balance	$762	$885	$913
Increases due to prior year tax provisions	-	-	14
Decreases related to prior year tax provisions	-	-	(10)
Decreases due to the expiration of statutes of limitations	(8)	(7)	(32)
Decreases due to settlements	(27)	(116)	-
Ending Balance	$727	$762	$885

We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At December 29, 2013 and December 30 2012, we had $276 and $229, respectively, accrued for interest expense and penalties.  During 2013 and 2012, we recognized $56 and $29 of interest expense, respectively, related to unrecognized tax benefits.  Our liability for interest and penalties decreased by $8 due to settlements with taxing authorities.

5	COMMITMENTS AND CONTINGENCIES

We lease office space, certain broadcasting facilities, distribution centers, delivery vehicles and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

As of December 29, 2013, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

Due In
Fiscal Year

2014	$2,433
2015	1,709
2016	1,127
2017	1,024
2018	501
Thereafter	1,857
$8,651

Our publishing businesses lease delivery trucks accounted for as capital leases.  As of December 29, 2013, our future minimum rental payments due under capital lease agreements consist of the following:

Due In
Fiscal Year

2014	$79
2015	82
2016	57
2017	37
2018	38
Thereafter	30
$323

Rent expense charged to our continuing operations for 2013, 2012 and 2011 was $4,333, $4,545 and $4,207, respectively.  We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in our continuing operations for 2013, 2012 and 2011 was $222, $218, and $67, respectively.  There were no noncancellable subleases as of December 29, 2013.

We have $1,879 of standby letters of credit for business insurance purposes.

Index
5	COMMITMENTS AND CONTINGENCIES continued

Over the next four years, we are committed to purchase and provide advertising time in the amount of $9,510 for television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation.

We provided a guarantee to the landlord of our former New England community publications business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. As of December 29, 2013, our potential obligation pursuant to the guarantee was $549, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease. In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

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

The changes in the number of shares of our common stock (excluding Treasury stock) during 2013, 2012 and 2011 are as follows (in thousands):

	Common Stock
	Class C	Class B	Class A
Balance at December 26, 2010	3,264	8,595	43,196
Conversion of class B shares to class A shares	-	(1,683)	1,683
Shares repurchased	-	-	(1,100)
Shares issued under equity incentive and employee stock purchase plans	-	302	-
Balance at December 25, 2011	3,264	7,214	43,779
Conversion of class B shares to class A shares	-	(682)	682
Shares repurchased	(3,264)		(710)
Shares issued under equity incentive and employee stock purchase plans	-	374	-
Balance at December 30, 2012	-	6,906	43,751
Conversion of class B shares to class A shares	-	(919)	919
Shares repurchased	-	-	-
Shares issued under equity incentive and employee stock purchase plans	-	147	-
Balance at December 29, 2013	-	6,134	44,670

7	STOCK-BASED COMPENSATION

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

Index
7	STOCK-BASED COMPENSATION continued

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of December 29, 2013, there are 2,335 shares available for issuance under the 2007 Plan.

During the years ended December 29, 2013, December 30, 2012 and December 25, 2011, we recognized $2,089, $2,056 and $1,649, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 was $826, $822 and $656, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of December 29, 2013, total unrecognized compensation cost related to stock-based awards was $1,836, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years.  Stock-based compensation expense is reported in selling and administrative expenses and the net gain on discontinued operations in our consolidated statements of operations.

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

A summary of stock grant activity during 2013 is:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested at December 30, 2012	538	$5.30
Granted	228	6.42
Vested	(319)	5.34
Forfeited	(12)	5.56
Non-vested at December 29, 2013	435	$5.85

Our non-vested restricted stock grants vest from one to four years from the grant date.  We expect our non-vested restricted stock grants to fully vest over the weighted average remaining service period of 1.1 years.  The total grant date fair value of shares vesting during 2013 was $1,701.  There was an aggregate of 382 unrestricted and non-vested restricted stock grants issued to our non-employee directors (90 shares) and employees (292 shares) in 2012 at a weighted average fair value of $5.12 per share, of which 192 shares are vested as of December 29, 2013 with a total grant date fair value of $928.  There were 368 unrestricted and non-vested restricted stock grants issued to our directors (101 shares) and employees (267 shares) during 2011 at a weighted average fair value of $5.63 per share, of which 185 shares are vested as of December 29, 2013 with a total grant date fair value of $1,003.

Performance Units
In 2012 and 2013, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over specified fiscal year performance periods.  We value performance unit awards at the closing market price of our class A common stock on the grant date.

Index
7	STOCK-BASED COMPENSATION continued

A summary of stock grant activity during 2013 is:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at December 30, 2012	77	$5.59
Granted	74	6.33
Vested	-	-
Forfeited	-	-
Non-vested at September 29, 2013	151	5.95

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

A summary of SAR activity during 2013 is:

			Weighted Average
			Contractual Term
		Weighted Average	Remaining
	SARS	Exercise Price	(years)

Outstanding and exercisable at December 30, 2012	1,083	$11.26	4.6
Granted	-
Exercised	(341)	7.57
Forfeited	-
Expired	-
Outstanding and exercisable at December 29, 2013	742	$13.30	3.9

All SARs have vested.  The aggregate intrinsic value of the SARs exercised during 2013 was $563.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of 2013 is $39.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 45 class B common shares sold to employees under this plan in 2013 at a weighted average fair value of $5.63.  As of December 29, 2013, there are 2,162 shares available for sale under the plan.

8	VARIABLE INTEREST ENTITY

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

Definite-Lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of December 29, 2013.

Amortization expense was $2,855, $1,601 and $1,391 for 2013, 2012 and 2011, respectively.  Estimated amortization expense for our next five fiscal years is $2,818 for 2014, $2,809 for both 2015 and 2016, and $2,784 for both 2017 and 2018.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 29, 2013 and December 30, 2012 is as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 29, 2013
Network affiliation agreements	$66,078	$(9,905)	$56,173
Customer lists	4,149	(3,661)	488
Non-compete agreements	8,510	(8,510)	-
Other	2,726	(1,624)	1,102
Total	$81,463	$(23,700)	$57,763

December 30, 2012
Network affiliation agreements	$66,078	$(7,261)	$58,817
Customer lists	4,149	(3,525)	624
Non-compete agreements	8,510	(8,501)	9
Other	2,726	(1,558)	1,168
Total	$81,463	$(20,845)	$60,618

During 2012, our community publications business reporting unit sold all but two of its northern Wisconsin publications.  As part of the transactions, we wrote off customer lists, non-compete agreements and other intangible assets with a net carrying amount of $390.

Years
Network affiliation agreements	25
Customer lists	9
Non-compete agreements	5
Other	16

Broadcast Licenses
Broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our broadcast licenses to continue indefinitely.  The carrying value of our broadcast licenses was $135,166 and $129,566 as of December 29, 2013 and December 30, 2012, respectively.

Index

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

2013 Annual Impairment Test
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

Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 30, 2013.  The fair value of the FCC licenses of our Tulsa radio stations KHTT-FM and KBEZ-FM, both acquired in 2012, were within 1% of the book value.  The impairment tests indicated none of our television and radio broadcast licenses were impaired.

2012 Annual Impairment Test
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 24, 2012. The impairment tests indicated two of our television broadcast licenses and two of our radio broadcast licenses were impaired due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates.  In accordance with the FASB's guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value of $79,866 (excludes the broadcast license acquired in December 2012 with the acquisition of NewsChannel 5 Network, LLC), resulting in a $887 non-cash impairment charge for television and a $729 non-cash impairment charge for radio in the fourth quarter of 2012.

2011 Annual Impairment Test
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 26, 2011. The impairment tests indicated three of our television broadcast licenses were impaired due to a decline in projected long-term market revenues and an increase in the discount rates.  The changes in the discount rate used for our broadcast licenses are primarily driven by changes in the expected return on the public equity of comparable companies in the television and media sector and the average cost of capital.  In accordance with the FASB's guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value of $81,547, resulting in a $735 non-cash impairment charge in the fourth quarter of 2011.

Goodwill

2013 Annual Impairment Test
In 2013, we determined our community publishing and daily newspaper reporting units have similar economic characteristics and therefore were combined for the 2013 annual impairment test.  Our annual impairment test on goodwill as of September 30, 2013 indicated there was no impairment of our goodwill at our broadcast or combined publishing reporting units.

For purposes of testing the carrying value of goodwill related to our combined publishing reporting unit, we determine fair value using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting unit.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  Each approach estimated a fair value exceeding carrying value.  We base our fair value estimates on various assumptions about our projected operating results, including continuing declines in publishing revenues as well as an expectation that we will achieve cash flow benefits from our continuing cost cutting measures.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.  Actual operating results may not achieve these assumptions in the near term and such results may result in future impairment.

2012 Annual Impairment Test
Our annual impairment test on goodwill as of September 24, 2012 indicated there was no impairment of our goodwill at our broadcast or community publications reporting units.

Index

9	GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS continued

2011 Interim and Annual Impairment Tests
During the third quarter of 2011, we sold the remaining Florida-based businesses of our community publications reporting unit. In conjunction with the sale, an interim impairment test as of September 25, 2011 was performed on the carrying value of $3,857 of goodwill associated with this reporting unit. Our interim impairment test indicated there was no goodwill impairment. Our annual impairment tests on goodwill associated with the broadcasting and community publications reporting units as of September 26, 2011 indicated there was no impairment of our goodwill.

The changes in the carrying amount of goodwill by reporting segment during the years ended December 29, 2013 and December 30, 2012 are as follows:

	Broadcasting	Publishing	Total

Goodwill	$233,976	$20,579	$254,555
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 25, 2011	4,813	3,857	8,670

Goodwill related to the sale of a business	-	(923)	(923)
Goodwill related to the purchase of a business	118,071	-	118,071
Goodwill	352,047	19,656	371,703
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 30, 2012	122,884	2,934	125,818

Adjustment of Nashville NewsChannel 5 Network, LLC Goodwill	(1,447)	-	(1,447)
Goodwill related to the purchase of a business	331	-	331
Goodwill	350,931	19,656	370,587
Accumulated impairment losses	(229,163)	(16,722)	(245,885)
Balance as of December 29, 2013	$121,768	$2,934	$124,702

10	ACQUISITIONS AND DIVESTITURES

2013

On May 3, 2013, our broadcasting business completed the asset purchase of 100.3 WNOX-FM (WNOX), licensed to Oak Ridge, Tennessee, in the Knoxville, Tennessee, market from Oak Ridge FM, Inc., for $5,955.  We now own four radio stations in Knoxville.  The goodwill of $331 arising from the acquisition is attributable to the synergies expected from aligning WNOX with our cluster of radio stations within the Knoxville, Tennessee market.

The estimated fair values of identifiable assets acquired and liabilities assumed for WNOX-FM at the acquisition date are as follows:

WNOX-FM
Knoxville, TN
Equipment	$24
Goodwill	331
FCC licensses	5,600
Total purchase price	$5,955

The WNOX-FM broadcast license expires in 2020.  We expect to renew the license without issue.  The goodwill and broadcast licenses which we acquired are not subject to amortization for financial reporting purposes, but are expected to be entirely deductible for income tax purposes.

The acquisition was accounted for using the purchase method.  The operating results and cash flows of the acquired business are included in our consolidated financial statements from May 3, 2013, the effective date we acquired control of WNOX-FM.

On October 4, 2013, our broadcasting business, agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17,000 in cash and certain other contingent considerations.  The transaction closed effective January 1, 2014.  We expect to record a pre-tax book gain of $10,200 in the first quarter of 2014.

Index

10	ACQUISITIONS AND DIVESTITURES continued

2012

On June 25, 2012, our broadcasting business completed the asset purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation for $11,728 in cash.  We now own five radio stations in Tulsa, Oklahoma.

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

The KBEZ-FM broadcast license expires in 2021. The KHTT-FM broadcast license renewal application was timely filed and remains pending. The current term was until 2013. We expect to renew both licenses without issue.  The goodwill and broadcast licenses which we acquired are not subject to amortization for financial reporting purposes, but are expected to be entirely deductible for income tax purposes.

The acquisition was accounted for using the purchase method.  The operating results and cash flows of the acquired business are included in our consolidated financial statements from March 26, 2012, the date we entered into the local marketing agreement with Renda Broadcasting Corporation.

We had an affiliation agreement with ACE TV, Inc. for the rights under a local marketing agreement for WACY-TV in Appleton, Wisconsin and to purchase certain assets of ACE TV, Inc. including the broadcast license of WACY-TV for a purchase price of $2,038.  On October 22, 2012, we closed on the purchase of the remaining assets used in the operation of WACY-TV from ACE TV, Inc.  See Note 8 “Variable Interest Entity.”

On December 3, 2012, our broadcasting business completed the sale of certain assets (including the FCC licenses) of WKTI-AM in Knoxville, Tennessee for $65.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $48.

On December 3, 2012, Journal Community Publishing Group, Inc., our community publications business, completed the sale of Hodag Buyers’ Guide, North Star Journal, Merrill Foto News, Wausau Buyers’ Guide, Stevens Point Buyers’ Guide, Wood County Buyers’ Guide, Waupaca Buyers’ Guide, Waupaca County Post East, Waupaca County Post West, Clintonville Shoppers’ Guide, New London Buyers’ Guide, Silent Sports, Waupacanow.com, Merrillfotonews.com, Starjournalnow.com, Silentsports.net, Wibuyersguide.com and a single copy distribution network based in Rhinelander, WI for $1,200 in cash and a promissory note of $772.  We recorded a pre-tax loss on the sale, net of transaction expenses, of $319.

On December 6, 2012, our broadcasting business completed the acquisition of NewsChannel 5 Network, LLC from a subsidiary of Landmark Media Enterprises, LLC in Nashville, Tennessee.  The purchase price was $220,000 including a working capital adjustment of $5,000.

NewsChannel 5 Network, LLC contributed revenue of $2,917 and earnings from continuing operations before taxes of $1,730 for the period from December 7, 2012 to December 30, 2012.  The following unaudited pro forma information presents the combined results of operations of Journal and NewsChannel 5 Network, LLC as if the acquisition of NewsChannel 5 Network, LLC had occurred on December 27, 2010:

	2012	2011
Pro Forma Results of Operations
Revenue	$439,732	$399,313
Earnings per share from continuing operations, diluted	$0.71	$0.47

Index
10	ACQUISITIONS AND DIVESTITURES continued

The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the fair valuation of assets acquired and the impact of financing the acquisition.  The pro forma results exclude any planned revenue or cost synergies or other effects of the planned integration of NewsChannel 5 Network, LLC.  The pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if we had completed this acquisition as of the periods shown above or the results that will be attained in the future.

The goodwill of $114,677 arising from the acquisition is attributable to significant tax deductions we expect to realize related to the step up in basis of certain assets that will provide cash tax savings and, to a lesser extent, certain revenue and cost synergies expected to be realized.

The fair values of identifiable assets acquired and liabilities assumed for NewsChannel 5 Network, LLC at the acquisition date are as follows:

NewsChannel 5
Tangible assets	$13,383
Long-term assets, other	48
Working capital	8,292
Network affiliation agreements	43,500
FCC licenses	40,100
Goodwill	114,677
Total purchase price	$220,000

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

The acquisition has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill.  The operating results and cash flows of the acquired business are included in our consolidated financial statements from December 7, 2012, the effective date we acquired control of NewsChannel 5 Network, LLC.

2011

In June 2011, Journal Community Publishing Group, Inc., our community publications business, completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida, for $502.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $245.  In August 2011, Journal Community Publishing Group, Inc. completed the sale of the remaining Florida-based community publications businesses for aggregate consideration of $757.  The publications and web-sites included Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection, and were distributed in the Clay, St. John’s and Duval, Florida counties.  We recorded a total pre-tax gain on the sales, net of transaction expenses, of $253.  These sales allow us to focus our efforts on operating our Wisconsin-based community publications businesses.

11	DISCONTINUED OPERATIONS

KMIR-TV and My 13 KPSE-TV
On October 4, 2013, our broadcasting business, agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17,000 in cash and certain other contingent considerations.  The transaction closed effective January 1, 2014.  We expect to record a pre-tax book gain of $10,200 in the first quarter of 2014.

The following table summarizes Palm Spring’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

Years ended December 29, December 30 and December 25	2013	2012	2011
Revenue	$5,483	$6,924	$5,341
Earnings (loss) before income taxes	$(62)	$1,262	$240

Index

11	DISCONTINUED OPERATIONS continued

The following table presents the aggregate carrying amounts of the major classes of assets divested:

Assets:
Cash and cash equivalents	$1
Receivables, net	1,149
Prepaid expenses and other current assets	11
Program and barter rights	620
Deferred income taxes	713
Property and equitment, net	1,852
Network affiliations, net	1,935
Income tax receivable	767
Total assets	$7,048

Liabilities:
Accounts payable	$37
Accrued compensation	133
Deferred revenue	57
Syndicated programs	640
Other current liabilities	18
Total liabilities	$885

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

The following table summarizes NorthStar’s revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	2013	2012	2011
Years ended December 29, December 30 and December 25

Revenue	$-	$-	$-
Earnings before income taxes	$-	$-	$562

12	WORKFORCE REDUCTION

During 2013, we recorded a pre-tax charge of $863 for workforce separation benefits across our broadcasting and publishing businesses.  Of the costs recorded for the year ended December 29, 2013, $698 is included in publishing operating costs and expenses, and $165 is included in selling and administrative expenses.  We expect payments to be completed during the first half of 2014.  In 2013, the number of full-time and part-time employees increased by approximately 5.2% compared to 2012.

Activity associated with workforce reductions during the years ended December 29, 2013 and December 30, 2012 was as follows:

Index
12	WORKFORCE REDUCTION continued

	Balance as of	Charge for	Payments for	Balance as of
	December 30, 2012	Separation Benefits	Separation Benefits	December 29, 2013
	(dollars in millions)

Broadcasting	$-	$56	$(13)	$43
Publishing	$809	807	(1,286)	$330
Total	$809	$863	$(1,299)	$373

	Balance as of	Charge for	Payments for	Balance as of
	December 25, 2011	Separation Benefits	Separation Benefits	December 30, 2012
	(dollars in millions)

Publishing	$1,780	$1,655	$(2,626)	$809
Total	$1,780	$1,655	$(2,626)	$809

13	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599. The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly. Six of the subordinated notes, with an aggregate principal amount of approximately $9,664, were paid on September 21, 2012 for $1,340 and December 21, 2012 for $8,324.  One of the subordinated notes, with an aggregate principal amount of $2,000, which was due on July 15, 2013, was also prepaid without premium or penalty on December 21, 2012.  On September 30, 2013, we paid the first annual installment on the remaining eight subordinated notes.  After giving effect to this $2,655 installment payment, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279.  The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.  One of the remaining subordinated notes, with an original principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5.00% of the issued and outstanding shares of our class B common stock.  David G. Meissner, a former member of the Board, who did not stand for reelection to the Board of Directors at the 2013 Annual Meeting of Shareholders, is a beneficiary and trustee of this trust.  An additional three of the remaining subordinated notes, with an original aggregate principal amount of $752, were originally issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee.  The cash for the repurchase to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee was $2,042.

14	SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) broadcasting; (ii); publishing and (iii) corporate. Our broadcasting segment consists of 13 television stations and 35 radio stations in 11 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications in Wisconsin. Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Our “Corporate” segment reflects unallocated costs primarily related to corporate executive management and corporate governance.

On January 22, 2014, our broadcasting business changed its organizational structure to reflect the group’s focus on its two primary businesses:  Television and Radio.  As of March 30, 2014, we will report Television, Radio, Publishing and Corporate segments.

Index
14	SEGMENT REPORTING continued

	2013	2012	2011

Revenue
Broadcasting	$243,432	$228,703	$180,739
Publishing	154,558	164,947	170,976
Corporate	(723)	(532)	(263)
	$397,267	$393,118	$351,452
Operating earnings (loss)
Broadcasting	$45,412	$54,967	$30,761
Publishing	13,778	11,622	15,901
Corporate	(7,874)	(7,858)	(7,120)
	$51,316	$58,731	$39,542

Broadcast license impairment
Broadcasting	$-	$1,616	$735
Publishing	-	-	-
Corporate	-	-	-
	$-	$1,616	$735

Depreciation and amortization
Broadcasting	$15,194	$12,201	$11,608
Publishing	7,058	9,170	10,412
Corporate	661	667	622
	$22,913	$22,038	$22,642

Capital expenditures
Broadcasting	$9,868	$10,319	$8,460
Publishing	2,498	1,240	987
Corporate	74	746	1,143
	$12,440	$12,305	$10,590

	2013	2012
Identifiable total assets
Broadcasting	$467,505	$475,997
Publishing	96,991	103,360
Corporate & discontinued operations	31,522	46,446
	$596,018	$625,803

Index
15	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2013
	First	Second	Third	Fourth	Total
Revenue	$93,204	$99,778	$96,919	$107,366	$397,267
Gross profit	40,801	45,411	40,277	51,541	178,030
Net earnings	3,793	6,602	4,546	11,260	26,201
Earnings per share
Basic - class A and B common stock	0.08	0.13	0.09	0.22	0.52
Diluted - class A and B common stock	0.08	0.13	0.09	0.22	0.52
			2012
	First	Second	Third	Fourth	Total
Revenue	$80,673	$94,068	$96,219	$122,158	$393,118
Gross profit	33,013	45,573	43,906	65,377	187,869
Net earnings	2,919	7,611	7,698	15,097	33,325
Earnings per share
Basic - class A and B common stock	0.05	0.13	0.14	0.30	0.61
Diluted - class A and B common stock	0.05	0.13	0.14	0.30	0.61
Basic and diluted - class C common stock	0.19	0.28	0.15	-	0.74

The first quarter of 2013 includes a pre-tax charge of $32 for separation benefits at our publishing business.  The second quarter of 2013 includes a pre-tax charge of $716 for separation benefits at our broadcasting and publishing businesses.  The third quarter of 2013 includes a pre-tax charge of $80 for separation benefits at our broadcasting and publishing businesses. The fourth quarter of 2013 includes a pre-tax charge of $35 for separation benefits at our broadcasting and publishing businesses.

The first quarter of 2012 includes a pre-tax charge of $38 for separation benefits at our publishing business.  The second quarter of 2012 includes a pre-tax charge of $1,035 for separation benefits at our publishing business.  The third quarter of 2012 includes a pre-tax charge of $553 for separation benefits at our publishing business and a pre-tax long-lived asset impairment charge of $493.  The fourth quarter of 2012 includes a pre-tax broadcast license impairment charge of $1,616, a pre-tax loss of $319 on the sale of our northern Wisconsin community publications and a pre-tax charge of $29 for separation benefits at our publishing business.

16	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, is as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Net actuarial gain and amounts reclassified from accumulated other comprehensive loss	16,085	16,085
Net other comprehensive income (loss)	16,085	16,085
Balance as of December 29, 2013	$(39,654)	$(39,654)

The reclassification of accumulated other comprehensive loss is as follows:

Amount Reclassified from Accumulated Other Comprehensive Loss
2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss	$(2,558)
Income tax expense	10,176
Net actuarial (Gain)	(23,703)
Total reclassifications	$(16,085)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 3 “Employee Benefit Plans” for more information. Of the costs for the year ended December 29, 2013, $439 is included in broadcasting operating costs and expenses, $1,163 is included in publishing operating costs and expenses, and $956 is included in selling and administrative expenses.

Index
17	SUBSEQUENT EVENTS

Effective January 1, 2014, our broadcasting business closed on the sale of television stations KMIR-TV and My 13 KPSE TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia-based OTA Broadcasting, LLC, for $17,000 in cash and certain other contingent considerations.  We expect to record a pre-tax book gain of $10,200 in the first quarter of 2014.

On January 22, 2014, our broadcasting business changed its organizational structure to reflect the group’s focus on its two primary businesses:  Television and Radio.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Journal Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Journal Communications, Inc. and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of  their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2014

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 29, 2013, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Election of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our May 6, 2014 Annual Meeting of Shareholders is incorporated by reference herein.  Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

The information contained under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation,” in the Proxy Statement for our May 6, 2014 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Stock Ownership of Management and Others” in the Proxy Statement for our May 6, 2014 Annual Meeting of Shareholders is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 29, 2013.

	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of Outstanding		Exercise Price of	Plans (excluding
	Options, Warrants		Outstanding Options,	securites reflected in
	and Rights		Warrants and Rights	Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (2003 Plan)	525,578	(1)	$14.73	N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	216,629	(2)	$9.83	4,497,317	(3)
Equity compensation plans not approved by security holders	-		$-	-
Total	742,207		$13.30	4,497,317

(1)	Represents options to purchase shares of class B common stock and stock appreciation rights (SARs) to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2003 Equity Incentive Plan (2003 Plan). No further awards will be granted under our 2003 Plan.

(2)	Represents SARs to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2007 Journal Communications, Inc. Omnibus Incentive Plan (2007 Plan).

(3)	Represents 2,334,973 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards. Also includes 2,162,344 shares available for issuance under our Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Election of Directors” and “Certain Transactions” in the Proxy Statement for our May 6, 2014 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14.	PRINICIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Independent Registered Public Accounting Firm Disclosure” in the Proxy Statement for our May 6, 2014 Annual Meeting of Shareholders is incorporated by reference herein.

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

		Form 10-K Page(s)

(1)	Financial Statements

	Consolidated Balance Sheets at December 29, 2013 and December 30, 2012	54

	Consolidated Statements of Operations for each of the three years in the period ended December 29, 2013	55

	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 29, 2013	56

	Consolidated Statements of Equity for each of the three years in the period ended December 29, 2013	57

	Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2013	58

	Notes to Consolidated Financial Statements	59

	Report of Independent Registered Public Accounting Firms	88

(2)	Financial Statement Schedule for the years ended December 29, 2013, December 30, 2012 and December 25, 2011

	II – Consolidated Valuation and Qualifying Accounts	92

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 91 to 94) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

Index
JOURNAL COMMUNICATIONS, INC.

SCHEDULE II ‑ CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 29, 2013, December 30, 2012 and December 25, 2011
(dollars in thousands)

	Balance at	Additions	Additions					Balance at
	Beginning	Charged to	Charged to	Other Additions				End
Description	of Year	Expense	Revenue	(Deductions)		Deductions		of Year
Accounts receivable allowances:
2013	$2,377	$314	$2,042	$-		$3,045	(3)	$1,688

2012	$1,811	$503	$1,964	$346	(1)	$2,247	(3)	$2,377

2011	$3,113	$779	$2,577	$(1,105)	(2)	$3,553	(3)	$1,811

Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2013	$199	$-	$-	$-		$15	(5)	$184

2012	$57	$-	$-	$195	(4)	$53	(5)	$199

2011	$116	$-	$-	$-		$59	(5)	$57

(1)	Includes write off of accounts receivable against the allowance for doubtful accounts of $15 related to the northern Wisconsin community publications sold in 2012, and the addition of $361 related to the NewsChannel 5 Network, LLC purchase in 2012.

(2)	Includes write off of accounts receivable against the allowance for doubtful accounts of $1,105 related to IPC Print Services, Inc.

(3)	Deductions from the accounts receivable written off, less recoveries, against the allowances.

(4)	Includes state net operating loss and tax credit carryforwards related to the northern Wisconsin community publications sold in 2012.

(5)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

Index
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 10, 2014.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2014:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board &
Chief Executive Officer
(Principal Executive Officer)

/s/ Andre J. Fernandez
Andre J. Fernandez, President & Chief
Financial Officer
(Principal Financial Officer)

/s/ Jason R. Graham
Jason R. Graham, Senior Vice President of Finance & Controller
(Principal Accounting Officer)

/s/ David J. Drury
David J. Drury, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

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

(3.2)
Bylaws of Journal Communications, Inc., as amended May 7, 2013 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated May 7, 2013 [Commission File No. 1-31805]).

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

(10.1)
Journal Communications, Inc. Annual Management Incentive Plan, amended and restated as of February 9, 2009 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.2)
Journal Communications, Inc. Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.3)
Journal Communications, Inc. Supplemental Benefit Plan, amended and restated as of January 1, 2008  (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.4)
Journal Communications, Inc. 2003 Employee Stock Purchase Plan, as amended and restated through December 8, 2009 (incorporated by reference to Exhibit 10.6 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 27, 2009 [Commission File No. 1-31805]).*

Index
(10.5)
Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.6)
Amendment to the Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.7)
Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.8)
Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.9)
Amended and Restated Employment Agreement, as amended and restated effective as of December 15, 2010, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).*

(10.10)
Amendment to Amended and Restated Employment Agreement, effective as of March 19, 2012, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.11)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.12)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Mary Hill Taibl (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.13)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Andre J. Fernandez (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated October 11, 2010 [Commission File No. 1-31805]).*

(10.14)
Journal Communications, Inc. 2007 Omnibus Incentive Plan, as amended and restated effective February 7, 2011 (incorporated by reference to Exhibit 10.24 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.15)
Form of Time-Based Restricted Stock Award Certificate, with dividends that accrue until vesting, under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.16)
Form of Time-Based Restricted Stock Award Certificate, with dividends payable prior to vesting, under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.17)
Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.18)
Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.19)
Form of Non-Statutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

Index
(10.20)
Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.21)
Form of Stock Settled Stock Appreciation Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.22)
Form of Stock Settled Stock Appreciation Award Certificate with Retirement Accelerated under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.23)
Form of Performance Unit Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.24)
Form of Performance Unit Award Certificate with Retirement Acceleration under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.25)
Journal Communications, Inc. Non-Employee Director Compensation Policy, as amended February 12, 2013.  (incorporated by reference to Exhibit 10.25 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 30, 2012 [Commission File No. 1-31805]).*

(10.26)
Journal Communications, Inc. Compensation Recoupment Policy, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(10.27)
Journal Communications, Inc. Internal Policy on Administration and Accounting for Stock Options, Restricted Stock and Other Equity Awards, as amended and restated as of July 12, 2011.  (incorporated by reference to Exhibit 10.27 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 30, 2012 [Commission File No. 1-31805]).*

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

(99.1)
Proxy Statement for the May 6, 2014 Annual Meeting of Shareholders of Journal Communications, Inc. (Except to the extent specifically incorporated by reference, the Proxy Statement for the May 6, 2014 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.)

(101)
The following materials from Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 29, 2013 and December 30, 2012; (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 29, 2013; (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 29, 2013; (iv) the Consolidated Statements of Equity for each of the three years in the period ended December 29, 2013; (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2013; and (vi) Notes to Consolidated Financial Statements, furnished herewith.

*	Denotes a management or compensatory plan or arrangement.