Form 10-Q
period 2014-03-30
JOURNAL COMMUNICATIONS INC
filed 2014-04-30
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 30, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 23, 2014:

Class	Outstanding at April 23, 2014
Class A Common Stock	44,813,853
Class B Common Stock	6,049,220

JOURNAL COMMUNICATIONS, INC.

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,837	$1,912
Receivables, net	62,200	66,670
Inventories, net	2,053	2,191
Prepaid expenses and other current assets	4,396	3,305
Syndicated programs	2,671	2,816
Deferred income taxes	2,401	2,508
Current assets of discontinued operations	-	7,048
TOTAL CURRENT ASSETS	75,558	86,450

Property and equipment, at cost, less accumulated depreciation of $248,344 and $246,531, respectively	156,790	160,549
Syndicated programs	4,638	5,162
Goodwill	121,987	124,702
Broadcast licenses	135,166	135,166
Other intangible assets, net	57,054	57,763
Deferred income taxes	18,774	20,125
Other assets	5,808	6,101
TOTAL ASSETS	$575,775	$596,018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,784	$22,154
Accrued compensation	9,526	9,134
Accrued employee benefits	5,485	4,865
Deferred revenue	16,558	15,459
Syndicated programs	2,171	2,247
Accrued income taxes	7,508	3,286
Other current liabilities	5,692	5,560
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term notes payable to banks	15,000	15,000
Current portion of long-term liabilities	269	276
Current liabilities of discontinued operations	-	885
TOTAL CURRENT LIABILITIES	86,649	81,522

Accrued employee benefits	64,451	64,541
Syndicated programs	5,182	5,741
Long-term notes payable to banks	142,300	179,950
Unsecured subordinated notes payable	10,623	10,623
Other long-term liabilities	3,667	3,554
Equity:
Class B - authorized 120,000,000 shares; issued and outstanding: 6,057,198 shares at March 30, 2014 and 6,134,093 shares at December 29, 2013	57	57
Class A - authorized 170,000,000 shares; issued and outstanding: 44,807,215 shares at March 30, 2014 and 44,669,851 shares at December 29, 2013	448	447
Additional paid-in capital	257,077	256,734
Accumulated other comprehensive loss	(39,369)	(39,654)
Retained earnings	44,690	32,503
TOTAL EQUITY	262,903	250,087
TOTAL LIABILITIES AND EQUITY	$575,775	$596,018

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	First Quarter Ended
	March 30, 2014	March 31, 2013
Revenue:
Television	$45,969	$40,811
Radio	15,226	15,866
Publishing	35,600	36,580
Corporate eliminations	(183)	(54)
Total revenue	96,612	93,203

Operating costs and expenses:
Television	23,212	21,025
Radio	6,207	6,378
Publishing	24,657	25,053
Corporate eliminations	(183)	(54)
Total operating costs and expenses	53,893	52,402

Selling and administrative expenses	30,750	32,472
Total operating costs and expenses and selling and administrative expenses	84,643	84,874

Operating earnings	11,969	8,329

Other income and (expense):
Interest expense	(1,626)	(2,133)
Net total other income and (expense)	(1,626)	(2,133)

Earnings from continuing operations before income taxes	10,343	6,196

Provision for income taxes	4,177	2,503

Earnings from continuing operations	6,166	3,693

Earnings from discontinued operations, net of $4,078 and $27 applicable income tax provision, respectively	6,021	100

Net earnings	$12,187	$3,793

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.12	$0.08
Discontinued operations	0.12	-
Net earnings per share - basic	$0.24	$0.08

Diluted - Class A and B common stock:
Continuing operations	$0.12	$0.08
Discontinued operations	0.12	-
Net earnings per share - diluted	$0.24	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	First Quarter Ended
	March 30, 2014	March 31, 2013

Net earnings	$12,187	$3,793

Other comprehensive income, net of tax:
Change in pension and postretirement liabilities, net of tax of $188 and $248, respectively	285	391

Comprehensive income	$12,472	$4,184

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the First Quarter Ended March 30, 2014
(in thousands, except per share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 29, 2013	$57	$447	$256,734	$(39,654)	$32,503	$250,087

Net earnings					12,187	12,187
Comprehensive income, net of tax				285		285
Issuance of shares:
Conversion of class B to class A	(1)	1				-
Stock grants	2		7			9
Employee stock purchase plan			150			150
Shares withheld from employees for tax withholding	(1)		(589)			(590)
Stock-based compensation			548			548
Income tax benefits from vesting of restricted stock			227			227

Balance at March 30, 2014	$57	$448	$257,077	$(39,369)	$44,690	$262,903

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the First Quarter Ended March 31, 2013
 (in thousands, except per share amounts)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	Earnings
	Class B	Class A	Capital	Loss	(Deficit)	Total

Balance at December 30, 2012	$63	$438	$254,437	$(55,739)	$6,302	$205,501

Net earnings					3,793	3,793
Comprehensive income, net of tax				391		391
Issuance of shares:
Conversion of class B to class A	(3)	2				(1)
Stock grants	2		16			18
Employee stock purchase plan			144			144
Shares withheld from employees for tax withholding			(371)			(371)
Stock-based compensation			553			553
Income tax benefits from vesting of restricted stock			57			57
Other			533			533

Balance at March 31, 2013	$62	$440	$255,369	$(55,348)	$10,095	$210,618

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	First Quarter Ended
	March 30, 2014	March 31, 2013
Cash flow from operating activities:
Net earnings	$12,187	$3,793
Less earnings from discontinued operations	6,021	100
Earnings from continuing operations	6,166	3,693
Adjustments for non-cash items:
Depreciation	4,865	4,988
Amortization	709	716
Provision for doubtful accounts	122	113
Deferred income taxes	1,496	2,401
Non-cash stock-based compensation	572	586
Net (gain) loss from disposal of assets	(86)	(2)
Impairment of long-lived assets	-	238
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	5,497	6,102
Inventories	138	(38)
Accounts payable	(370)	(5,401)
Other assets and liabilities	2,795	(5,124)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,904	8,272

Cash flow from investing activities:
Capital expenditures for property and equipment	(1,105)	(2,486)
Proceeds from sales of assets	86	2
NET CASH USED FOR INVESTING ACTIVITIES	(1,019)	(2,484)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	55,905	43,000
Payments on long-term notes payable to banks	(93,555)	(49,690)
Principal payments under capital lease obligations	(19)	(15)
Proceeds from issuance of common stock, net	135	129
Income tax benefits from vesting of restricted stock	227	65
NET CASH USED FOR FINANCING ACTIVITIES	(37,307)	(6,511)

Cash flow from discontinued operations:
Net operating activities	(227)	468
Net investing activities	16,574	(44)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	16,347	424

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75)	(299)

Cash and cash equivalents:
Beginning of year	1,912	2,429
At March 30, 2014 and March 31, 2013	$1,837	$2,130

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet at December 29, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the first quarter ended March 30, 2014 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 28, 2014.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2013.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  ASU 2014-08 raises the threshold for a disposal to quality as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share as of March 30, 2014 and March 31, 2013 for class A and B common stock:

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

4	EARNINGS PER SHARE continued

	First Quarter Ended	First Quarter Ended
	March 30, 2014	March 31, 2013

Earnings from continuing operations	$6,166	$3,693
Earnings from discontinued operations, net of tax	6,021	100
Net earnings	$12,187	$3,793

Weighted average shares outstanding - Class A and B:
Basic	50,424	50,171
Impact of non-vested restricted shares and performance-based restricted stock units	173	164
Adjusted weighted average shares outstanding - Class A and B	50,597	50,335

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.12	$0.08
Discontinued operations	0.12	-
Net earnings per share - basic	$0.24	$0.08

Diluted - Class A and B common stock:
Continuing operations	$0.12	$0.08
Discontinued operations	0.12	-
Net earnings per share - diluted	$0.24	$0.08

For the first quarter of 2014, 356 non-vested restricted class B common shares and 153 performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.

5	VARIABLE INTEREST ENTITY

In March 2014, Journal Broadcast Group entered into agreements with Spartan-TV, L.L.C. (“Spartan”) which is the licensee of television station WHTV in Lansing, Michigan.  Under a joint sales agreement, we will sell the advertising time on WHTV and provide sales-related services.  We will also provide Spartan with studio and office space to use in the operation of WHTV pursuant to a separate agreement. Spartan maintains complete responsibility for and control over the programming, finances, personnel and operations of WHTV.  We will continue to provide services to WHTV under these agreements until the termination of such agreements.  The initial term of these agreements is three years, unless terminated earlier in accordance with their terms.  In addition, we have an option to purchase the assets and assume the liabilities of WHTV under certain circumstances in the future.  As a result of rule changes recently announced by the FCC relating to joint sales agreements, these agreements will need to be modified or terminated prior to the end of their initial term unless a waiver can be obtained from the FCC.

We have determined that we have a variable interest in WHTV.  We have evaluated our arrangements with Spartan and determined that we are not the primary beneficiary of the variable interests because we do not have the ultimate power to direct the activities that most significantly impact the economic performance of the station, including the establishment of advertising rates, programming and editorial policies.  Therefore, we have not consolidated WHTV under the authoritative guidance related to the consolidation of variable interest entities.

6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market.  Inventories as of March 30, 2014 and December 29, 2013 consisted of the following:

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

6	INVENTORIES continued

	March 30, 2014	December 29, 2013

Paper and supplies	$2,115	$2,224
Work in process	39	59
Less obsolescence reserve	(101)	(92)
Inventories, net	$2,053	$2,191

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multichannel Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at March 30, 2014 and December 29, 2013 was $2,252 and $1,688, respectively.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Group, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.  The notes receivable balance at March 30, 2014 and December 29, 2013 was $454 and $524, respectively.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

8	IMPAIRMENT OF LONG-LIVED ASSETS

Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  During the first quarter of 2013, we recorded a property impairment charge of $238 at our radio segment, representing the excess of indicated fair value over the carrying value of a building held for sale.  Fair value was determined pursuant to an offer to purchase the property.  This fair value measurement is considered a level 3 measurement under the fair value hierarchy.  The charges were reported in selling and administrative expenses in the consolidated statement of operations.

9	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize customer lists over a period of five to 15 years, non-compete agreements and franchise agreement fees over the terms of the contracts and trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of March 30, 2014.

Amortization expense was $709 for the first quarter ended March 30, 2014 and $716 for the first quarter ended March 31, 2013.  Estimated amortization expense for our next five fiscal years is $2,818 for 2014, $2,809 for both 2015 and 2016, and $2,784 for both 2017 and 2018.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 30, 2014 and December 29, 2013 are as follows:

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

9	GOODWILL AND OTHER INTANGIBLE ASSETS continued

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 30, 2014
Network affiliation agreements	$66,078	$(10,566)	$55,512
Customer lists	4,149	(3,693)	456
Non-compete agreements	8,510	(8,510)	-
Other	2,726	(1,640)	1,086
Total	$81,463	$(24,409)	$57,054

December 29, 2013
Network affiliation agreements	$66,078	$(9,905)	$56,173
Customer lists	4,149	(3,661)	488
Non-compete agreements	8,510	(8,510)	-
Other	2,726	(1,624)	1,102
Total	$81,463	$(23,700)	$57,763

Indefinite-lived Intangibles
Television and radio broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our television and radio broadcast licenses to continue indefinitely.  The net carrying amount of our television and radio broadcast licenses was $73,904 and $61,262, respectively for both March 30, 2014 and December 29, 2013.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
In the first quarter of 2014, we made an organizational change to our leadership team in our broadcasting segment reflecting focus on our two primary businesses:  television and radio.  We reallocated goodwill to our television and radio segments based upon the relative fair value of each reporting unit as of December 31, 2013.  We considered this change a triggering event and have determined there was no impairment of goodwill in the first quarter of 2014.

Goodwill recorded at our television, radio and publishing reporting units was $88,759, $33,009 and $2,934, respectively, as of December 29, 2013.  Television goodwill was reduced by $2,715 during the first quarter of 2014, related to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California.  As of March 30, 2014, we have $86,044 of goodwill recorded at our television reporting unit, $33,009 of goodwill recorded at our radio reporting unit, and $2,934 of goodwill recorded at our publishing reporting unit.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

We determined that the fair value of television, radio and publishing segments was significantly in excess of the respective carrying value and that there was no impairment of goodwill in the first quarter of 2014.

10	DISCONTINUED OPERATIONS

On October 4, 2013, our television business, agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC an affiliate of Virginia based OTA Broadcasting, LLC for $17,000 in cash and certain other contingent considerations.  The transaction closed effective January 1, 2014.  We recorded a pre-tax book gain of $10,177 in the first quarter of 2014.

The following table summarized Palm Spring’s revenue and earnings before income taxes as reported in the earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10	DISCONTINUED OPERATIONS continued

	First Quarter Ended
	March 30, 2014	March 31, 2013
Revenue	$48	$1,492
Earnings (loss) before income taxes	$10,099	$127

There were no assets or liabilities reported as discontinued operations at March 30, 2014.  Palm Spring’s current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 29, 2013 consisted of the following:

Assets:
Cash and cash equivalents	$1
Receivables, net	1,149
Prepaid expenses and other current assets	11
Program and barter rights	620
Deferred income taxes	713
Property and equipment, net	1,852
Network affiliations, net	1,935
Income tax receivable	767
Total assets	$7,048

Liabilities:
Accounts payable	$37
Accrued compensation	133
Deferred revenue	57
Syndicated programs	640
Other current liabilities	18
Total liabilities	$885

11	WORKFORCE REDUCTIONS AND BUSINESS IMPROVEMENTS

During the first quarter of 2014, we recorded a pre-tax charge of $56 for workforce reduction benefits in our radio and publishing operations.  Of the costs recorded in the first quarter of 2014, $11 is included in radio operating costs and expenses, and $45 is included in publishing selling and administrative expenses.  We expect payments to be completed by the first quarter of 2015.  Activity associated with the workforce reduction and business improvements during the first quarter of 2014 is as follows:

		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 29, 2013	Benefits	Benefits	March 30, 2014

Television	$43	$-	$(26)	$17
Radio	-	11	(11)	-
Publishing	330	45	(143)	232
Total	$373	$56	$(180)	$249

12	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as in approximately 14 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2010 through 2012 tax returns are open for federal purposes, and our 2009 through 2012 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Wisconsin for our 2004 through 2007 tax returns and in Illinois for our 2006 and 2007 tax returns.

As of March 30, 2014, our liability for unrecognized tax benefits was $727, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of March 30, 2014, we had $279 accrued for interest expense and penalties.  During the first quarter of 2014, we recognized $3 in net tax expense and related interest.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

12	INCOME TAXES continued

As of March 30, 2014, it is reasonably possible for $1,006 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to either settlements with taxing authorities or expiration of statutes of limitations.

13	GUARANTEES

We provided a guarantee to the landlord of our former New England publishing business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of March 30, 2014, our potential obligation pursuant to the guarantee was $505, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits
	First Quarter Ended
	March 30, 2014	March 31, 2013

Interest cost	$1,899	$1,753
Expected return on plan assets	(1,756)	(1,831)
Amortization of:
Unrecognized prior service cost	(3)	(3)
Unrecognized net loss	531	697
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$671	$616

We have generally funded our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first quarter of 2014, we contributed $97 to our non-qualified pension plan and did not contribute to our qualified pension plan.  Based on the current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we do not expect to contribute to our qualified defined benefit pension plan in 2014.  We expect to contribute a total of $491 to our unfunded, non-qualified pension plan in 2014.

	Other Postretirement Benefits
	First Quarter Ended
	March 30, 2014	March 31, 2013

Service cost	$14	$14
Interest cost	109	95
Amortization of:
Unrecognized prior service cost	(55)	(55)
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$68	$54

15	NOTES PAYABLE

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

amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of March 30, 2014, the outstanding principal amount of revolving loans drawn under the credit agreement was $22,300, and the outstanding principal amount of term loans drawn under the credit agreement was $135,000.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the senior secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of March 30, 2014, the pricing spread above LIBOR was 200.0 basis points.

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

As of March 30, 2014 and December 29, 2013, we had borrowings of $157,300 and $194,950, respectively, under our credit facilities at currently effective blended interest rates of 2.24% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3,554, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method, which is not materially different than the result utilizing the effective interest method.

We estimate the fair value of our senior secured credit facilities at March 30, 2014 to be $151,544, based on discounted cash flows using an interest rate of 3.35%.  We estimated the fair value of our senior secured credit facility at December 29, 2013 to be $187,469, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled remaining minimum principal repayments of the senior secured term loan facility as of March 30, 2014 are $11,250 in 2014, $15,000 in 2015, $15,000 in 2016, and $93,750 in 2017.

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

Seven of the subordinated notes, with an aggregate principal amount of approximately $9,664 were repaid in 2012. On September 30, 2013, we paid the first annual installment on the remaining eight subordinated notes. As of March 30, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279. The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes at March 30, 2014 to be $13,526, based on discounted cash flows using an interest rate of 7.14%.  We estimated the fair value of the subordinated notes at December 29, 2013 to be $13,515, based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of March 30, 2014, $13,279 of the subordinated notes remains outstanding.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of March 30, 2014, there were 2,063 shares available for issuance under the 2007 Plan.

During the first quarter ended March 30, 2014 we recognized $572 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the first quarter ended March 30, 2014 was $227.  During the first quarter ended March 31, 2013, we recognized $569 in stock-based compensation expense.  The total income tax benefit recognized related to stock-based compensation for the first quarter ended March 31, 2013 was $228.

We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of March 30, 2014, total unrecognized compensation cost related to stock-based compensation awards was $2,753, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.6 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

A summary of stock grant activity during the first quarter of 2014 is:

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 29, 2013	435	$5.58
Granted	118	9.46
Vested	(189)	5.87
Forfeited	(8)	6.10
Non-vested at March 30, 2014	356	$7.04

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the first quarter of 2014 was $1,121.  There was an aggregate of 175 unrestricted and non-vested restricted stock grants issued to our non-employee directors (3 shares) and employees (172 shares) in the first quarter of 2013 at a weighted average fair value of $6.31 per share, of which 55 of the non-vested restricted shares have since vested.

Performance Units
In the first quarters of 2012, 2013 and 2014, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over specified fiscal year performance periods.  We value performance unit awards at the closing market price of our class A common stock on the grant date.

A summary of stock grant activity during the first quarter of 2014 is:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at December 29, 2013	151	$5.95
Granted	48	9.47
Vested	-	-
Forfeited	-	-
Non-vested at March 30, 2014	199	$6.80

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

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16	STOCK-BASED COMPENSATION continued

A summary of SAR activity during the first quarter of 2014 is:

Weighted
Average
		Weighted	Contractual Term
		Average	Remaining
	SARS	Exercise Price	(years)

Outstanding and exercisable at December 29, 2013	742	$13.30	3.9
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding and exercisable at March 30, 2014	742	$13.30	3.2

All SARs have vested.  The aggregate intrinsic value of the SARS outstanding and exercisable at the end of the first quarter of 2014 is $26.

Employee Stock Purchase Plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 16 class B common shares sold to employees under this plan in the first quarter of 2014 at a weighted average fair value of $8.38.  As of March 30, 2014, there are 2,146 shares available for sale under the plan.

17	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599. The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly. Six of the subordinated notes, with an aggregate principal amount of approximately $9,664, were repaid in 2012. On September 30, 2013, we paid the first annual installment on the remaining eight subordinated notes. As of March 30, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279.  The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.  One of the remaining subordinated notes, with an original principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5.00% of the issued and outstanding shares of our class B common stock.  David G. Meissner, a former member of the Board, who did not stand for reelection to the Board of Directors at the 2013 Annual Meeting of Shareholders, is a beneficiary and trustee of this trust.  An additional three of the remaining subordinated notes, with an original aggregate principal amount of $752, were originally issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee.  The cash used for the repurchase and delivered to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee was $2,042.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

18	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, for the first quarters of 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 29, 2013	$(39,654)	$(39,654)
Net actuarial gain and amounts reclassified from accumulated other comprehensive loss	285	285
Net other comprehensive income (loss)	285	285
Balance as of March 30, 2014	$(39,369)	$(39,369)

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Net actuarial gain and amounts reclassified from accumulated other comprehensive loss	391	391
Net other comprehensive income (loss)	391	391
Balance as of March 31, 2013	$(55,348)	$(55,348)

The reclassification of accumulated other comprehensive loss is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss

	March 30, 2014	March 31, 2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost (1)	$58	$58
Unrecognized loss (1)	(531)	(697)
Income tax expense	188	248
Total reclassifications for the period	$(285)	$(391)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 “Employee Benefit Plans” for more information. Of the costs for the first quarter ended March 30, 2014, $52 is included in television operating costs and expenses, $24 is included in radio operating costs and expenses, $211 is included in publishing operating costs and expenses, and $186 is included in selling and administrative expenses. Of the costs for the first quarter ended March 31, 2013, $65 is included in television operating costs and expenses, $43 is included in radio operating costs and expenses, $300 is included in publishing operating costs and expenses, and $231 is included in selling and administrative expenses.

19	SEGMENT REPORTING

Effective January 22, 2014, we made an organizational change to our leadership team in our Broadcasting segment reflecting focus on our two primary businesses:  television and radio.  As a result of this organizational change, we now have four reportable segments: television, radio, publishing and corporate.

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Our television segment consists of 14 television stations in 8 states that we own or provide services to. Our radio segment consists of 35 radio stations in 8 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community newspapers, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

19	SEGMENT REPORTING continued

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the first quarter ended March 30, 2014 and March 31, 2013 and identifiable total assets as of March 30, 2014 and December 29, 2013:

	First Quarter Ended
	March 30, 2014	March 31, 2013

Revenue
Television	$45,969	$40,811
Radio	15,226	15,866
Publishing	35,600	36,580
Corporate eliminations	(183)	(54)
	$96,612	$93,203

Operating earnings (loss)
Television	$11,178	$6,972
Radio	2,133	2,422
Publishing	597	873
Corporate	(1,939)	(1,938)
	$11,969	$8,329

Depreciation and amortization
Television	$3,252	$3,236
Radio	472	549
Publishing	1,732	1,747
Corporate	118	172
	$5,574	$5,704

Capital expenditures
Television	$824	$1,630
Radio	207	106
Publishing	74	748
Corporate	-	2
	$1,105	$2,486

	March 30, 2014	December 29, 2013
Identifiable total assets
Television	$347,898	$356,032
Radio	108,571	111,473
Publishing	93,030	96,991
Corporate & discontinued operations	26,276	31,522
	$575,775	$596,018

20	SUBSEQUENT EVENTS

In 2012, we filed a refund claim with the Wisconsin Tax Appeals Commission.  During the second quarter of 2014, we settled with the State of Wisconsin Department of Revenue for $510, which when recognized in our second quarter of 2014, will reduce our current income tax expense and have an impact on our effective tax rate.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the first quarter ended March 30, 2014, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 29, 2013.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2013, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report):

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

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q and which we undertake no duty to update.

Index
Overview

Our business segments are consistent with the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Our television segment consists of 14 television stations in 8 states that we own or provide services to. Our radio segment, operating in 8 states, consists of 35 radio stations.  Results from our digital media assets are included in our television and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin, as well as print facilities in West Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the television and radio industries is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our television and radio businesses are also affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.

Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our two NBC affiliates.  The expected increased ratings during the Olympics time period provide us the opportunity to sell advertising at premium rates.  Therefore, a decline in revenue during the odd-numbered years is typical and expected.

We earn television revenues from retransmission consent agreements with MVPDs in our markets.  The MVPDs are cable operators and satellite carriers who pay us to offer our programming to their customers. The revenue we receive is typically based on the number of subscribers the MVPD has in our local market.  When we have renewed retransmission consent agreements, they have generally been at higher rates.  Retransmission revenue accounted for 21.3% of our total television revenue in the first quarter of 2014.

Revenue from our television businesses increased 12.6% or $5.2 million in the first quarter of 2014 compared to the first quarter of 2013, as a result of increased retransmission revenue and $2.6 million in Olympics advertising revenue on our NBC affiliates.  Total expenses from our television business increased 2.8% in the first quarter of 2014 compared to the first quarter of 2013, primarily due to network fees.  Operating earnings from our television businesses increased $4.3 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the $2.6 million of Olympics revenue and increased retransmission revenue.

Revenue from our radio businesses decreased 4.0% or $0.7 million in the first quarter of 2014 compared to the first quarter of 2013.  Revenue declines were experienced across several categories, including restaurants, financial, education, and pharmaceuticals.  Total expenses from our radio business decreased 2.6% in the first quarter of 2014 compared to the first quarter of 2013.  Operating earnings from our radio businesses decreased $0.3 million in the first quarter of 2014 compared to the first quarter of 2013, as the reduction in expenses did not offset declines in revenue.

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

Revenue levels in our television and radio business will continue to be affected by increased competition for audiences.  In addition, recent consolidations within the television industry signal the importance of scale to the negotiation of both retransmission revenue with MVPDs and network agreements.  We do not expect that revenues at our publishing business will return to revenue levels reported in 2013 or prior years given the secular changes affecting the newspaper industry.

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

Results of Operations

First Quarter Ended March 30, 2014 compared to the First Quarter Ended March 31, 2013

Our consolidated revenue in the first quarter of 2014 was $96.6 million, an increase of $3.4 million, or 3.7%, compared to $93.2 million in the first quarter of 2013.  Our consolidated operating costs and expenses in the first quarter of 2014 were $53.9 million, an increase of $1.5 million, or 2.8%, compared to $52.4 million in the first quarter of 2013.  Our consolidated selling and administrative expenses in the first quarter of 2014 were $30.7 million, a decrease of $1.8 million, or 5.3%, compared to $32.5 million in the first quarter of 2013.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the first quarter of 2014 and the first quarter of 2013:

		Percent of		Percent of
		Total		Total
	2014	Revenue	2013	Revenue
	(dollars in millions)

Revenue:
Television	$46.0	47.6%	$40.8	43.7%
Radio	15.2	15.7	15.9	17.1
Publishing	35.6	36.9	36.6	39.3
Corporate eliminations	(0.2)	(0.2)	(0.1)	(0.1)
Total revenue	96.6	100.0	93.2	100.0

Total operating costs and expenses	53.9	55.8	52.4	56.2
Selling and administrative expense	30.7	31.9	32.5	34.9
Total operating costs and expenses and selling and administrative expenses	84.6	87.7	84.9	91.1
Total operating earnings	$12.0	12.4%	$8.3	8.9%

Revenue from our television business increased $5.2 million in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily due to $4.5 million in retransmission revenue and $2.6 million of Olympics revenue.  Total expenses from our television business increased 2.8% in the first quarter of 2014 compared to the first quarter of 2013, to increases in network fees and employee - related expenses. Operating earnings from our television business increased $4.3 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased retransmission revenue and Olympics advertising revenue.

Revenue from our radio business decreased $0.7 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease was due primarily to decreases in local advertising revenue. Total expenses from our radio business decreased 2.6% in the first quarter of 2014 compared to the first quarter of 2013 primarily due to decreases in employee-related costs and programming rights fees. Operating earnings from our radio business decreased $0.3 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to decreased local and national advertising revenue.

In the first quarter of 2014, our publishing advertising revenue was flat, while circulation revenue and commercial distribution revenue were lower due to volume declines.  Total advertising revenue was $17.8 million in both the first quarter of 2014 and the first quarter of 2013. Retail advertising revenue increased $0.2 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in advertising from several large customers.  Classified advertising revenue decreased in the first quarter of 2014 by $0.1 million compared to the first quarter of 2013.  The declines were in both the employment and real estate & rentals categories. Publishing digital advertising revenue of $2.9 million increased 1.7%, primarily due to increases in digital retail sponsorships and other revenue, partially offset by declines in classified digital advertising revenue.  National advertising revenue decreased $0.1 million in the first quarter of 2014 due to a decrease in ROP advertising in the entertainment category.  Circulation revenue at our daily newspaper decreased $0.7 million in the first quarter of 2014 compared to the first quarter of 2013 due to a decline in circulation volume.  Commercial distribution revenue decreased $0.1 million in the first quarter of 2014 compared to the first quarter of 2013 due to declines in distribution volume. Commercial print revenue was essentially flat compared to the first quarter of 2013.  Total expenses at our publishing businesses decreased $0.7 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to expense savings from materials, delivery expenses, and other cost saving efforts.  Operating earnings at our publishing business decreased $0.3 million in the first quarter of 2014 compared to the first quarter of 2013 mainly due to decreased circulation classified advertising revenue.

The increase in total operating costs and expenses for the company in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to increases in employee-related costs, network expenses, and affiliation fee amortization.  The decrease in selling and administrative expenses was primarily due to a decrease in employee-related costs.

Our consolidated operating earnings were $12.0 million in the first quarter of 2014, an increase of $3.7 million, or 43.7%, compared to $8.3 million in the first quarter of 2013.  The following table presents our operating earnings by segment for the first quarter of 2014 and the first quarter of 2013:

Index
	2014	2013
	(dollars in millions)

Television	$11.2	$6.9
Radio	2.1	2.4
Publishing	0.6	0.9
Corporate	(1.9)	(1.9)
Total operating earnings	$12.0	$8.3

The increase in total operating earnings was primarily due to the increase in retransmission and Olympics revenue at our television business.

EBITDA in the first quarter of 2014 was $17.5 million, an increase of $3.5 million, or 25.0%, compared to $14.0 million in the first quarter of 2013.  We define EBITDA as net earnings excluding earnings from discontinued operations, net, provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the first quarter of 2014 and the first quarter of 2013:

	2014	2013
	(dollars in millions)

Net earnings from continuing operations (1)	$6.2	$3.7
Provision for income taxes	4.1	2.5
Total other expense, net	1.6	2.1
Depreciation	4.9	5.0
Amortization	0.7	0.7
EBITDA	$17.5	$14.0

(1)	Included in net earnings for the first quarter of 2014 are workforce reduction charges of $0.1 million. Included in net earnings for the first quarter of 2013 are pre-tax charges for acquisition and integration related costs of $0.8 million, impairment of long-lived assets of $0.2 million, and workforce reduction charges of $0.1 million.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Television

Revenue from television in the first quarter of 2014 was $46.0 million, an increase of $5.2 million, or 12.6%, compared to $40.8 million in the first quarter of 2013.  Operating earnings from television in the first quarter of 2014 were $11.2 million, an increase of $4.3 million, or 60.3%, compared to $6.9 million in the first quarter of 2013.

The following table presents our television revenue and operating earnings for the first quarter of 2014 and the first quarter of 2013:

Index
	First Quarter		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$46.0	$40.8	12.6%

Operating earnings	$11.2	$6.9	60.3%

Revenue increased in seven of our nine television markets.  On a consolidated basis, political and issue advertising revenue increased $0.1 million, or 14.1%, Olympics revenue increased $2.6 million, or 100%, and retransmission revenue increased $4.5 million, or 85.6%, each compared to the first quarter of 2013. The increase in retransmission revenue was due to rate increases resulting from recently negotiated contracts with MVPDs. Partially offsetting these revenue increases were decreases in national advertising revenue of $1.2 million, or 13.7%, and local revenue of $0.8 million, or 2.9%, each compared to the first quarter of 2013. Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically financial, communications and medical categories, partially offset by decreases in the restaurants, media and other professional services categories.  On a consolidated basis, automotive advertising revenue represented 19.1% of total television revenue in the first quarter of 2014 compared to 20.9% in the first quarter of 2013.  Automotive advertising revenue was $8.8 million in the first quarter of 2014, an increase of $0.3 million, or 2.9%, compared to $8.5 million in the first quarter of 2013.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $1.0 million in the first quarter of 2014, an increase of 17.9%, compared to $0.9 million in the first quarter of 2013.  Digital revenue is reported in local advertising revenue.

The increase in operating earnings was primarily due to a $4.5 million increase in retransmission revenue.  Total television expenses in the first quarter of 2014 increased $1.0 million, or 2.8%, compared to the first quarter of 2013, primarily due to increased network fees and employee-related expenses.

Radio

Revenue from radio in the first quarter of 2014 was $15.2 million, a decrease of $0.7 million, or 4.0%, compared to $15.9 million in the first quarter of 2013.  Operating earnings from radio in the first quarter of 2014 were $2.1 million, a decrease of $0.3 million, or 11.9%, compared to $2.4 million in the first quarter of 2013.

The following table presents our radio revenue and operating earnings for the first quarter of 2014 and the first quarter of 2013:

	First Quarter		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$15.2	$15.9	(4.0)%

Operating earnings	$2.1	$2.4	(11.9)%

Revenue decreased in five of our eight radio markets.  On a consolidated basis, local advertising revenue decreased $0.4 million, or 3.0%, and national revenue decreased $0.3 million, or 18%, each compared to the first quarter of 2013.  Partially offsetting these revenue decreases was an increase in other revenue of $0.1 million, or 9.1% compared to the first quarter of 2013.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the medical, communications and home products categories, partially offset by decreases in the education, financial and restaurants categories.  On a consolidated basis, automotive advertising represented 15.1% of total radio revenue in the first quarter of 2014 compared to 14.9% in the first quarter of 2013.  Automotive advertising revenue was $2.3 million in the first quarter of 2014 and $2.4 million in the first quarter of 2013.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue grew to 7.8% and was $0.6 million in both the first quarter of 2014 the first quarter of 2013.  Digital revenue is reported in local advertising revenue.

Index
The decrease in operating earnings was primarily due to the decrease in local advertising revenue.  Total radio expenses in the first quarter of 2014 decreased $0.3 million, or 2.6%, compared to the first quarter of 2013, primarily due to decreases in employee-related costs and programming rights fees and a building impairment of $0.2 million recorded in 2013.

Publishing

Revenue from publishing in the first quarter of 2014 was $35.6 million, a decrease of $1.0 million, or 2.7%, compared to $36.6 million in the first quarter of 2013.  Operating earnings from publishing were $0.6 million in the first quarter of 2014, a decrease of $0.3 million, or 31.6%, compared to $0.9 million in the first quarter of 2013.

The following table presents our publishing revenue by category and operating earnings for the first quarter of 2014 and the first quarter of 2013:

	First Quarter
			Percent
			Change
	2014	2013	Total
	(dollars in millions)
Advertising revenue:
Retail	$13.8	$13.6	1.3%
Classified	3.5	3.6	(4.6)
National	0.5	0.6	(7.2)
Total advertising revenue	17.8	17.8	(0.1)
Circulation revenue	11.7	12.4	(5.7)
Other revenue	6.1	6.4	(3.9)
Total revenue	$35.6	$36.6	(2.7)%

Operating earnings	$0.6	$0.9	(31.6)%

Retail advertising revenue in the first quarter of 2014 was $13.8 million, an increase of $0.2 million, or 1.3% compared to $13.6 million in the first quarter of 2013, primarily due to the retail advertising revenue increases at our daily newspaper.

As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the first quarter of 2014 compared to the first quarter of 2013.  Classified advertising revenue in the first quarter of 2014 was $3.5 million, a decrease of $0.1 million, or 4.6%, compared to $3.6 million in the first quarter of 2013, primarily due to classified employment advertising decreases.

Total retail and classified digital advertising revenue at our daily newspaper was $2.9 million in both the first quarter of 2014, and the first quarter of 2013.  Digital retail advertising revenue increased 8.4% compared to the first quarter of 2013, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 14.3% compared to the first quarter of 2013 due to a decrease in employment related classified advertising.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.5 million in the first quarter of 2014, a decrease of $0.1 million, or 7.2%, compared to $0.6 million in the first quarter of 2013.  The decrease was primarily due to a decrease in ROP advertising in the Entertainment category.

Circulation revenue accounted for 32.9% of total publishing revenue in the first quarter of 2014 compared to 33.8% in the first quarter of 2013.  Circulation revenue was $11.7 million in the first quarter of 2014, a decrease of $0.7 million, or 5.7%, compared to $12.4 million in the first quarter of 2013.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 17.1% of publishing revenue in the first quarter of 2014 compared to 17.4% in the first quarter of 2013.  Other revenue was $6.1 million in the first quarter of 2014, a decrease of $0.3 million, or 3.9%, compared to $6.4 million in the first quarter of 2013.

Publishing operating earnings in the first quarter of 2014 were $0.6 million, a decrease of $0.3 million, or 31.6%, compared to $0.9 million in the first quarter of 2013.  The decrease in operating earnings was primarily due to decreased circulation and classified revenue.  Total expenses decreased $0.7 million the first quarter of 2014 as compared to the first quarter of 2013, primarily due to expense savings in materials and delivery expenses.  Total newsprint and paper costs for our publishing business were $3.5 million in the first quarter of 2014 compared to $3.8 million in the first quarter of 2013.  There was a 3.9% decrease in newsprint and paper consumption and a 2.1% decrease in average newsprint and paper pricing per metric ton.

Index
Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations. Revenue and expense eliminations were $0.2 million in the first quarter of 2014 compared to $0.1 million in the first quarter of 2013. The unallocated expenses were $1.9 million in both the first quarter of 2014 and the first quarter of 2013.

Other Income and Expense and Income Taxes

Interest expense was $1.6 million in the first quarter of 2014 compared to $2.1 million in the first quarter of 2013.  The decrease in interest expense was due to a decrease in borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in both the first quarter of 2014 in the first quarter of 2013.

Our effective tax rate was 40.4% in both the first quarter of 2014 and the first quarter of 2013.

Discontinued Operations

Effective January 1, 2014, we closed on sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17.0 million in cash and certain other contingent considerations.  We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.

Earnings from discontinued operations, net of income tax expense, were $6.0 million in the first quarter of 2014 compared to $0.1 million in the first quarter of 2013 due to the after tax gain on the sale.  Income tax expense was $4.1 million in the first quarter of 2014 compared to $0.4 million in the first quarter of 2013.

Net Earnings

Our net earnings in the first quarter of 2014 were $12.2 million, an increase of $8.4 million, or 221.1%, compared to $3.8 million in the first quarter of 2013.  The increase was due to higher operating earnings for the reasons described above.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were both $0.12 in the first quarter of 2014 for continuing operations and discontinued operations.  There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the first quarter of 2013.  In the first quarter of 2013, basic and diluted net earnings per share of class A and B common stock were both $0.08 for continuing operations.

Liquidity and Capital Resources

Our cash balance was $1.8 million as of March 30, 2014.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $177.7 million as of March 30, 2014 will meet our current needs.  During the first quarter of 2014, we reduced our notes payable to banks by $37.7 million.  We expect to use our operating cash flow to pay down our notes payable to banks, invest resources in broadcast acquisitions, digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants, and repurchase shares opportunistically.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we had initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of March 30, 2014, the outstanding principal amount of revolving loans drawn under the credit agreement was $22.3 million, and the outstanding principal amount of term loans drawn under the credit agreement was $135.0 million.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Index
Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of March 30, 2014, the pricing spread above LIBOR was 200.0 basis points.

Our obligations under the senior secured credit agreement are currently guaranteed by certain of our subsidiaries.  Subject to certain exceptions, the senior secured credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends.

As of March 30, 2014, we were in compliance with the financial covenants of the senior secured credit facilities.  The senior secured credit facilities contain the following financial covenants, which remain constant over the term of the agreement:

•	A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of March 30, 2014, our consolidated funded debt ratio was 2.11-to-1.

•	A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments to consolidated interest expense. As of March 30, 2014, our interest coverage ratio was 10.94-to-1.

As of March 30, 2014 and December 29, 2013, we had borrowings of $157.3 million and $195.0 million, respectively, under our senior secured credit facilities at a current effective blended interest rate of 2.24% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3.6 million, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at March 30, 2014 to be $151.5 million, based on discounted cash flows using an interest rate of 3.35%.  We estimated the fair value of our secured credit facility at December 29, 2013 to be $187.5 million, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, including with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

We estimate the fair value of the subordinated notes at March 30, 2014 to be $13.5 million, based on discounted cash flows using an interest rate of 7.14%.  We estimated the fair value of the subordinated notes at December 29, 2013 to be $13.5 million, based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of March 30, 2014 and December 29, 2013, $13.3 million of the subordinated notes remain outstanding.

We have $1.8 million of standby letters of credit for business insurance purposes.

Workforce Reductions and Business Improvements

Our liability for workforce reduction benefits of $0.3 million as of March 30, 2014 will be paid within the next year.  The ongoing activity of our liability for workforce reduction benefits during the first quarter of 2014 was as follows:

Index
		Charge for	Payments for
	Balance as of	Separation	Separation	Balance as of
	December 29, 2013	Benefits	Benefits	March 30, 2014
	(dollars in millions)

Television	$0.1	$-	$-	$0.1
Radio	-	-	-	-
Publishing	0.3	0.1	(0.1)	0.2
Total	$0.4	$0.1	$(0.1)	$0.3

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares.  Our board of directors periodically reviews our dividend payment policy and our ability to pay cash dividends.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, out board of directors extended our share repurchase program until the end of fiscal 2015.  Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the first quarter of 2014, we did not repurchase any shares of our class A common stock.  As of the end of the first quarter of 2014, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.

Cash Flow

Continuing Operations

In the first quarter of 2014, cash provided by operating activities was $21.9 million in the first quarter of 2014 compared to $8.3 million in the first quarter of 2013.  The increase was primarily due to increased cash provided by working capital and increased net earnings.

Cash used for investing activities was $1.0 million in the first quarter of 2014 compared to $2.5 million in the first quarter of 2013.  Capital expenditures were $1.1 million in the first quarter of 2014 compared to $2.5 million in the first quarter of 2013.  Our capital expenditures in the first quarter of 2014 were primarily at our television and radio businesses for facility renovations.  We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives.

Cash used for financing activities was $37.3 million in the first quarter of 2014 compared to $6.5 million in the first quarter of 2013.  Borrowings under our credit facility in the first quarter of 2014 were $55.9 million and we made payments of $93.6 million, reflecting a $37.7 million decrease in our notes payable to banks. This compares to borrowings of $43.0 million and payments of $49.7 million in the first quarter of 2013, reflecting a $6.7 million decrease in our notes payable to banks.

Discontinued Operations

As of March 30, 2014 and March 31, 2013, there was $16.3 million and $0.4 million of cash provided by the Palm Springs discontinued operations, respectively.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  ASU 2014-08 raises the threshold for a disposal to quality as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

Index
Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 29, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 29, 2013.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the first quarter ended March 30, 2014:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2013 to January 26, 2014	-		-	-	$37,353,739
January 27, 2014 to February 23, 2014	29,452	(2)	-	-	$37,353,739
February 24, 2014 to March 30, 2014	36,241	(3)	-	-	$37,353,739

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended the repurchase program through fiscal 2015.
(2)	Represents 29,452 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.
(3)	Represents 36,241 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer and Controller of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer and Controller of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at March 30, 2014 and December 29, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the First Quarter Ended March 30, 2014 and March 31, 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the First Quarter Ended March 30, 2014 and March 31, 2013; (iv) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 30, 2014; (v) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 31, 2013; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the First Quarter Ended March 30, 2014 and March 31, 2013; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: April 30, 2014	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: April 30, 2014	/s/ Jason R. Graham
Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer and Controller

Index
JOURNAL COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer and Controller of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer and Controller of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at March 30, 2014 and December 29, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the First Quarter Ended March 30, 2014 and March 31, 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the First Quarter Ended March 30, 2014 and March 31, 2013; (iv) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 30, 2014; (v) the Unaudited Condensed Consolidated Statement of Equity for the First Quarter Ended March 31, 2013; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the First Quarter Ended March 30, 2014 and March 31, 2013; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, furnished herewith.