Form 10-Q
period 2014-06-29
JOURNAL COMMUNICATIONS INC
filed 2014-08-08
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  June 29, 2014
or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2014:

Class	Outstanding at July 25, 2014
Class A Common Stock	44,953,473
Class B Common Stock	5,958,878

JOURNAL COMMUNICATIONS, INC.

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,756	$1,912
Receivables, net	64,856	66,670
Inventories, net	1,828	2,191
Prepaid expenses and other current assets	4,451	3,305
Syndicated programs	2,592	2,816
Deferred income taxes	2,274	2,508
Current assets of discontinued operations	-	7,048
TOTAL CURRENT ASSETS	77,757	86,450

Property and equipment, at cost, less accumulated depreciation of $251,666 and $246,531, respectively	154,911	160,549
Syndicated programs	4,131	5,162
Goodwill	121,987	124,702
Broadcast licenses	135,166	135,166
Other intangible assets, net	56,350	57,763
Deferred income taxes	16,263	20,125
Other assets	5,593	6,101
TOTAL ASSETS	$572,158	$596,018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,228	$22,154
Accrued compensation	8,390	9,134
Accrued employee benefits	5,342	4,865
Deferred revenue	16,058	15,459
Syndicated programs	2,144	2,247
Accrued income taxes	6,209	3,286
Other current liabilities	5,863	5,560
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term notes payable to banks	15,000	15,000
Current portion of long-term liabilities	264	276
Current liabilities of discontinued operations	-	885
TOTAL CURRENT LIABILITIES	85,154	81,522

Accrued employee benefits	64,293	64,541
Syndicated programs	4,644	5,741
Long-term notes payable to banks	129,375	179,950
Unsecured subordinated notes payable	10,623	10,623
Other long-term liabilities	3,808	3,554
Equity:
Class B - authorized 120,000,000 shares; issued and outstanding: 5,952,318 shares at June 29, 2014 and 6,134,093 shares at December 29, 2013	56	57
Class A - authorized 170,000,000 shares; issued and outstanding: 44,940,108 shares at June 29, 2014 and 44,669,851 shares at December 29, 2013	449	447
Additional paid-in capital	257,723	256,734
Accumulated other comprehensive loss	(39,080)	(39,654)
Retained earnings	55,113	32,503
TOTAL EQUITY	274,261	250,087
TOTAL LIABILITIES AND EQUITY	$572,158	$596,018

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Second Quarter Ended		Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue:
Television	$46,947	$41,617	$92,916	$82,428
Radio	20,179	19,854	35,405	35,720
Publishing	37,636	38,398	73,236	74,978
Corporate eliminations	(63)	(91)	(246)	(145)
Total revenue	104,699	99,778	201,311	192,981

Operating costs and expenses:
Television	21,875	20,990	45,087	42,015
Radio	8,070	8,216	14,277	14,594
Publishing	24,241	25,249	48,898	50,302
Corporate eliminations	(63)	(88)	(246)	(142)
Total operating costs and expenses	54,123	54,367	108,016	106,769

Selling and administrative expenses	33,132	32,435	63,882	64,907
Total operating costs and expenses and selling and administrative expenses	87,255	86,802	171,898	171,676

Operating earnings	17,444	12,976	29,413	21,305

Other income and (expense):
Interest expense	(1,594)	(1,907)	(3,220)	(4,040)
Other	-	(188)	-	(188)
Net total other income and (expense)	(1,594)	(2,095)	(3,220)	(4,228)

Earnings from continuing operations before income taxes	15,850	10,881	26,193	17,077

Provision for income taxes	5,406	4,387	9,583	6,890

Earnings from continuing operations	10,444	6,494	16,610	10,187

Earnings from discontinued operations, net of ($15), $29, $4,093 and $55 applicable income tax provision, respectively	(21)	107	6,000	207

Net earnings	$10,423	$6,601	$22,610	$10,394

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.21	$0.13	$0.33	$0.21
Discontinued operations	-	-	0.12	-
Net earnings per share - basic	$0.21	$0.13	$0.45	$0.21

Diluted - Class A and B common stock:
Continuing operations	$0.21	$0.13	$0.33	$0.21
Discontinued operations	-	-	0.12	-
Net earnings per share - diluted	$0.21	$0.13	$0.45	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	Second Quarter Ended		Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net earnings	$10,423	$6,601	$22,610	$10,394

Other comprehensive income, net of tax:
Change in pension and postretirement liabilities, net of tax of $184, $249, $372, and $497, respectively	289	390	574	781

Comprehensive income	$10,712	$6,991	$23,184	$11,175

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Two Quarters Ended June 29, 2014
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 29, 2013	$57	$447	$256,734	$(39,654)	$32,503	$250,087

Net earnings					12,187	12,187
Comprehensive income, net of tax				285		285
Issuance of shares:
Conversion of class B to class A	(1)	1				-
Stock grants	2		7			9
Employee stock purchase plan			150			150
Shares withheld from employees for tax withholding	(1)		(589)			(590)
Stock-based compensation			548			548
Income tax benefits from vesting of restricted stock			227			227

Balance at March 30, 2014	$57	$448	$257,077	$(39,369)	$44,690	$262,903

Net earnings					10,423	10,423
Comprehensive income, net of tax				289		289
Issuance of shares:
Conversion of class B to class A	(1)	1				-
Stock grants			315			315
Shares withheld from employees for tax withholding			(4)			(4)
Stock-based compensation			333			333
Income tax benefits from vesting of restricted stock			2			2

Balance at June 29, 2014	$56	$449	$257,723	$(39,080)	$55,113	$274,261

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Two Quarters Ended June 30, 2013
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 30, 2012	$63	$438	$254,437	$(55,739)	$6,302	$205,501

Net earnings					3,793	3,793
Comprehensive income, net of tax				391		391
Issuance of shares:
Conversion of class B to class A	(3)	2				(1)
Stock grants	2		16			18
Employee stock purchase plan			144			144
Shares withheld from employees for tax withholding			(371)			(371)
Stock-based compensation			553			553
Income tax benefits from vesting of restricted stock			57			57
Other			533			533

Balance at March 31, 2013	$62	$440	$255,369	$(55,348)	$10,095	$210,618

Net earnings					6,601	6,601
Comprehensive income, net of tax				390		390
Issuance of shares:
Conversion of class B to class A	(3)	3				-
Stock grants	1		334			335
Shares withheld from employees for tax withholding			(11)			(11)
Stock-based compensation			372			372
Income tax benefits from vesting of restricted stock			3			3

Balance at June 30, 2013	$60	$443	$256,067	$(54,958)	$16,696	$218,308

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Two Quarters Ended
	June 29, 2014	June 30, 2013
Cash flow from operating activities:
Net earnings	$22,610	$10,394
Less earnings from discontinued operations	6,000	207
Earnings from continuing operations	16,610	10,187
Adjustments for non-cash items:
Depreciation	9,608	9,923
Amortization	1,413	1,432
Provision for doubtful accounts	198	132
Deferred income taxes	3,952	5,359
Non-cash stock-based compensation	1,221	1,292
Net (gain) loss from disposal of assets	(95)	(27)
Impairment of long-lived assets	-	238
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	2,765	2,962
Inventories	363	245
Accounts payable	1,074	(3,686)
Other assets and liabilities	533	(3,668)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,642	24,389

Cash flow from investing activities:
Capital expenditures for property and equipment	(4,005)	(5,529)
Proceeds from sales of assets	131	28
Acquisition of business	-	(5,655)
NET CASH USED FOR INVESTING ACTIVITIES	(3,874)	(11,156)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	113,130	96,565
Payments on long-term notes payable to banks	(163,705)	(111,210)
Principal payments under capital lease obligations	(39)	(31)
Proceeds from issuance of common stock, net	135	129
Income tax benefits from vesting of restricted stock	229	65
NET CASH USED FOR FINANCING ACTIVITIES	(50,250)	(14,482)

Cash flow from discontinued operations:
Net operating activities	(248)	768
Net investing activities	16,574	(51)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	16,326	717

NET DECREASE IN CASH AND CASH EQUIVALENTS	(156)	(532)

Cash and cash equivalents:
Beginning of year	1,912	2,429
At June 29, 2014 and June 30, 2013	$1,756	$1,897

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Condensed Consolidated Statements
(in thousands, except per share amounts)

1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet at December 29, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the second quarter and two quarters ended June 29, 2014 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 28, 2014.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2013.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12 (ASU 2014-12) amending the requirement that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share as of June 29, 2014 and June 30, 2013 for class A and B common stock:

	Second Quarter Ended	Second Quarter Ended	Two Quarters Ended	Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Earnings from continuing operations	$10,444	$6,494	$16,610	$10,187
Earnings from discontinued operations, net of tax	(21)	107	6,000	207
Net earnings	$10,423	$6,601	$22,610	$10,394

Weighted average shares outstanding - Class A and B:
Basic	50,532	50,247	50,478	50,188
Impact of non-vested restricted shares and performance-based restricted stock units	159	216	179	249
Adjusted weighted average shares outstanding - Class A and B	50,691	50,463	50,657	50,437

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.21	$0.13	$0.33	$0.21
Discontinued operations	-	-	0.12	-
Net earnings per share - basic	$0.21	$0.13	$0.45	$0.21

Diluted - Class A and B common stock:
Continuing operations	$0.21	$0.13	$0.33	$0.21
Discontinued operations	-	-	0.12	-
Net earnings per share - diluted	$0.21	$0.13	$0.45	$0.21

For the second quarter  and two quarters of 2014, 344 non-vested restricted class B common shares and 132 performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.

5	VARIABLE INTEREST ENTITY

In March 2014, Journal Broadcast Group entered into agreements with Spartan-TV, L.L.C. ("Spartan"), which is the licensee of television station WHTV in Lansing, Michigan.  Under a joint sales agreement, we sell the advertising time on WHTV and provide sales-related services.  We also provide Spartan with studio and office space to use in the operation of WHTV pursuant to a separate agreement. Spartan maintains complete responsibility for and control over the programming, finances, personnel and operations of WHTV.  We will continue to provide services to WHTV under these agreements until the termination of such agreements.  The initial term of these agreements is three years, unless terminated earlier in accordance with their terms.  In addition, we have an option to purchase the assets and assume the liabilities of WHTV under certain circumstances in the future.  As a result of rule changes recently announced by the FCC relating to joint sales agreements, these agreements will need to be modified or terminated prior to the end of their initial term unless a waiver can be obtained from the FCC.

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

Index
6	INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories as of June 29, 2014 and December 29, 2013 consisted of the following:

	June 29, 2014	December 29, 2013

Paper and supplies	$1,891	$2,224
Work in process	29	59
Less obsolescence reserve	(92)	(92)
Inventories, net	$1,828	$2,191

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multichannel Video Programming Distributors (MVPDs).  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer's inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at June 29, 2014 and December 29, 2013 was $2,284 and $1,688, respectively.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Group, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.  The notes receivable balance at June 29, 2014 and December 29, 2013 was $384 and $524, respectively.

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

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize customer lists over a period of five to 15 years, non-compete agreements and franchise agreement fees over the terms of the contracts and trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of June 29, 2014.

Amortization expense was $704 and $1,413 for the second quarter and two quarters ended June 29, 2014, respectively, and $716 and $1,432 for the second quarter and two quarters ended June 30, 2013, respectively.  Estimated amortization expense for our next five fiscal years is $2,818 for 2014, $2,809 for both 2015 and 2016, and $2,784 for both 2017 and 2018.

Index

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 29, 2014 and December 29, 2013 are as follows:

	GrossCarryingAmount	AccumulatedAmortization	NetCarryingAmount
June 29, 2014
Network affiliation agreements	$66,078	$(11,226)	$54,852
Customer lists	4,149	(3,721)	428
Other	2,726	(1,656)	1,070
Total	$72,953	$(16,603)	$56,350

December 29, 2013
Network affiliation agreements	$66,078	$(9,905)	$56,173
Customer lists	4,149	(3,661)	488
Other	2,726	(1,624)	1,102
Total	$72,953	$(15,190)	$57,763

Indefinite-lived Intangibles
Television and radio broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our television and radio broadcast licenses to continue indefinitely.  The net carrying amount of our television and radio broadcast licenses was $73,904 and $61,262, respectively for both as of  June 29, 2014 and December 29, 2013.

The costs incurred to renew or extend the term of our broadcast licenses and certain customer relationships are expensed as incurred.

Goodwill
In the first quarter of 2014, we made an organizational change to our leadership team in our broadcasting segment reflecting focus on our two primary businesses:  television and radio.  We reallocated goodwill to our television and radio segments based upon the relative fair value of each reporting unit as of December 29, 2013.  We considered this change a triggering event and have determined there was no impairment of goodwill in the first quarter of 2014.

Goodwill recorded at our television, radio and publishing reporting units was $88,759, $33,009 and $2,934, respectively, as of December 29, 2013.  Television goodwill was reduced by $2,715 during the first quarter of 2014, related to the sale of stations KMIR-TV and KPSE-TV in Palm Springs, California.  As of June 29, 2014, we have $86,044 of goodwill recorded at our television reporting unit, $33,009 of goodwill recorded at our radio reporting unit, and $2,934 of goodwill recorded at our publishing reporting unit.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

We determined that the fair value of television, radio and publishing segments was significantly in excess of the respective carrying value and that there was no impairment of goodwill in the second quarter of 2014.

10	DISCONTINUED OPERATIONS

On October 4, 2013, our television business agreed to the sale of stations KMIR-TV and KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC, for $17,000 in cash and certain other contingent considerations.  The transaction closed effective January 1, 2014.  We recorded a pre-tax book gain of $10,177 in the first quarter of 2014.

The following table summarized KMIR-TV and KPSE-TV's revenue and earnings before income taxes as reported in the earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	Second Quarter Ended		Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenue	$-	$1,433	$48	$2,925
Earnings (loss) before income taxes	$(36)	$136	$10,063	$263

Index
There were no assets or liabilities reported as discontinued operations at June 29, 2014.  KMIR-TV and KPSE-TV's current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 29, 2013 consisted of the following:

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

During the second quarter and two quarters of 2014, we recorded a pre-tax charge of $557 and $613, respectively, for workforce reduction costs in our radio and publishing operations.  Of the costs recorded in the second quarter of 2014,  $2 is included in television operating costs and expenses, $1 is included in television selling and administrative expenses, $380 is included in publishing operating costs and expenses, and $174 is included in publishing selling and administrative expenses.  Of the costs recorded in the two quarters of 2014, $11 is included in radio operating costs and expenses, $2 is included in television operating costs and expenses, $1 is included in television selling and administrative expenses, $380 is included in publishing operating costs and expenses, and $219 is included in publishing selling and administrative expenses. We expect payments of all such costs to be completed by the second quarter of 2015.

Activity associated with the workforce reduction and business improvements during the two quarters of 2014 is as follows:

	Balance as of December 29, 2013	Charge for Separation Benefits	Payments for SeparationBenefits	Balance as of June 29, 2014

Television	$43	$3	$(46)	$-
Radio	-	11	(11)	-
Publishing	330	599	(294)	635
Total	$373	$613	$(351)	$635

Index

12	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as in approximately 14 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2010 through 2012 tax returns are open for federal purposes, and our 2009 through 2012 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.  Currently, we are under audit in Illinois for our 2006 and 2007 tax returns.

As of June 29, 2014, our liability for unrecognized tax benefits was $727, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of June 29, 2014, we had $256 accrued for interest expense and penalties.  During the second quarter of 2014, we recognized $6 in net tax expense and related interest.

As of June 29, 2014, it is reasonably possible for $983 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to either settlements with taxing authorities or expiration of statutes of limitations. During 2014 we settled two state tax refund cases and recorded refunds totaling $1,411.

13	GUARANTEES

We provided a guarantee to the landlord of our former New England publishing business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of June 29, 2014, our potential obligation pursuant to the guarantee was $459, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer's parent entity.

14	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits		Pension Benefits
	Second Quarter Ended		Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Interest cost	$1,898	$1,753	$3,797	$3,506
Expected return on plan assets	(1,755)	(1,831)	(3,511)	(3,662)
Amortization of:
Unrecognized prior service cost	(2)	(2)	(5)	(5)
Unrecognized net loss	530	696	1,061	1,393
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$671	$616	$1,342	$1,232

We have generally funded our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first half of 2014, we contributed $197 to our non-qualified pension plan and did not contribute to our qualified pension plan.  Based on the current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we do not expect to contribute to our qualified defined benefit pension plan in 2014.  We expect to contribute a total of $491 to our unfunded, non-qualified pension plan in 2014.
	Other Postretirement Benefits		Other Postretirement Benefits
	Second Quarter Ended		Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Service cost	$14	$14	$28	$28
Interest cost	109	95	218	190
Amortization of:
Unrecognized prior service cost	(55)	(55)	(110)	(110)
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$68	$54	$136	$108

Index

15	NOTES PAYABLE

Long-term Notes Payable to Banks

On December 5, 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of June 29, 2014, the outstanding principal amount of revolving loans drawn under the credit agreement was $13,125, and the outstanding principal amount of term loans drawn under the credit agreement was $131,250.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the senior secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of June 29, 2014, the pricing spread above LIBOR was 200.0 basis points.

Our obligations under the credit agreement are currently guaranteed by certain of our subsidiaries.  Subject to certain exceptions, the credit agreement is secured by liens on certain of our assets and contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions and restrictions on the payment of dividends.  The senior secured credit facilities contain the following financial covenants which remain constant over the term of the agreement:

●	A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.

●	A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.

As of June 29, 2014 and December 29, 2013, we had borrowings of $144,375 and $194,950, respectively, under our credit facilities at an effective blended interest rate of 2.23% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3,307, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method, which is not materially different than the result utilizing the effective interest method.

We estimate the fair value of our senior secured credit facilities at June 29, 2014 to be $140,663, based on discounted cash flows using an interest rate of 3.08%.  We estimated the fair value of our senior secured credit facility at December 29, 2013 to be $187,469, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled remaining minimum principal repayments of the senior secured term loan facility as of June 29, 2014 are $7,500 in 2014, $15,000 in 2015, $15,000 in 2016, and $93,750 in 2017.

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

Index
Seven of the subordinated notes, with an aggregate principal amount of approximately $9,664 were repaid through 2013.  On September 30, 2013, we paid the first annual installment on the remaining eight subordinated notes. As of June 29, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279. The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes at June 29, 2014 to be $13,600, based on discounted cash flows using an interest rate of 6.88%.  We estimated the fair value of the subordinated notes at December 29, 2013 to be $13,515, based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of June 29, 2014, $13,279 of the subordinated notes remains outstanding.

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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan (2003 Plan) and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of June 29, 2014, there were 2,034 shares available for issuance under the 2007 Plan.

During the second quarter and two quarters ended June 29, 2014 we recognized $652 and $1,221 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the second quarter  and two quarters ended June 29, 2014 was $223 and $458.  During the second quarter and two quarters ended June 30, 2013, we recognized $722 and $1,292 in stock-based compensation expense.  The total income tax benefit recognized related to stock-based compensation for the second quarter and two quarters ended June 30, 2013 was $289 and $517.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of June 29, 2014, total unrecognized compensation cost related to stock-based compensation awards was $2,348, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.3 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

A summary of stock grant activity during the second quarter of 2014 is:

	Shares	WeightedAverageGrant DateFair Value

Non-vested at December 29, 2013	435	$5.58
Granted	158	9.10
Vested	(230)	6.23
Forfeited	(19)	6.52
Non-vested at June 29, 2014	344	$7.06

Index
Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the two quarters of 2014 was $1,432.  There was an aggregate of 225 unrestricted and non-vested restricted stock grants issued to our non-employee directors (53 shares) and employees (172 shares) in the two quarters of 2013 at a weighted average fair value of $6.39 per share, of which 55 of the non-vested restricted shares have since vested.

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

A summary of stock grant activity during the two quarters of 2014 is:

	Shares	WeightedAverageGrant DateFair Value

Non-vested at December 29, 2013	151	$5.95
Granted	48	9.47
Vested	-	-
Forfeited	-	-
Non-vested at June 29, 2014	199	$6.80

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

A summary of SAR activity during the second quarter of 2014 is:

	SARS	WeightedAverageExercise Price	WeightedAverageContractual TermRemaining (years)

Outstanding and exercisable at December 29, 2013	742	$13.30	3.9
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding and exercisable at June 29, 2014	742	$13.30	2.9

All SARs have vested.  The aggregate intrinsic value of the SARS outstanding and exercisable at the end of the second quarter of 2014 is $31.

Index

Employee Stock Purchase Plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 16 class B common shares sold to employees under this plan in the two quarters of 2014 at a weighted average fair value of $8.38.  As of June 29, 2014, there are 2,146 shares available for sale under the plan.

17	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599. The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly. Seven of the subordinated notes, with an aggregate principal amount of approximately $9,664 were repaid in 2012.  On September 30, 2013, we paid the first annual installment on the remaining eight subordinated notes.  As of June 29, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279.  The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.  One of the remaining subordinated notes, with an original principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5.0% of the issued and outstanding shares of our class B common stock.  David G. Meissner, a former member of the Board, who did not stand for reelection to the Board of Directors at the 2013 Annual Meeting of Shareholders, is a beneficiary and trustee of this trust.  An additional three of the remaining subordinated notes, with an original aggregate principal amount of $752, were originally issued to trusts for the benefit of Mr. Meissner's children in which Mr. Meissner serves or previously served as trustee.  The cash used for the repurchase and delivered to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner's children in which Mr. Meissner serves or previously served as trustee was $2,042.

18	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, for the two quarters of 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 29, 2013	$(39,654)	$(39,654)
Amounts reclassified from accumulated other comprehensive loss	285	285
Balance as of March 30, 2014	$(39,369)	$(39,369)
Amounts reclassified from accumulated other comprehensive loss	289	289
Balance as of June 29, 2014	$(39,080)	$(39,080)

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Amounts reclassified from accumulated other comprehensive loss	391	391
Balance as of March 31, 2013	$(55,348)	$(55,348)
Amounts reclassified from accumulated other comprehensive loss	390	390
Balance as of June 30, 2013	$(54,958)	$(54,958)

Index
The reclassification of accumulated other comprehensive loss for the second quarter of 2014 and 2013 is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Second Quarter Ended
	June 29, 2014	June 30, 2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (1)	$(473)	$(639)
Income tax expense	184	249
Total reclassifications for the period	$(289)	$(390)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 “Employee Benefit Plans” for more information. Of the costs for the second quarter ended June 29, 2014, $47 is included in television operating costs and expenses, $21 is included in radio operating costs and expenses, $212 is included in publishing operating costs and expenses, and $193 is included in selling and administrative expenses. Of the costs for the second quarter ended June 30, 2013, $65 is included in television operating costs and expenses, $43 is included in radio operating costs and expenses, $288 is included in publishing operating costs and expenses, and $243 is included in selling and administrative expenses.

The reclassification of accumulated other comprehensive loss for the two quarters of 2014 and 2013 is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Two Quarters Ended
	June 29, 2014	June 30, 2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (1)	$(946)	$(1,278)
Income tax expense	372	497
Total reclassifications for the period	$(574)	$(781)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 “Employee Benefit Plans” for more information. Of the costs for the two quarters ended June 29, 2014, $99 is included in television operating costs and expenses, $45 is included in radio operating costs and expenses, $423 is included in publishing operating costs and expenses, and $379 is included in selling and administrative expenses. Of the costs for the two quarters ended June 30, 2013, $130 is included in television operating costs and expenses, $86 is included in radio operating costs and expenses, $588 is included in publishing operating costs and expenses, and $474 is included in selling and administrative expenses.

19	SEGMENT REPORTING

Effective January 22, 2014, we made an organizational change to our leadership team in our broadcasting segment reflecting focus on our two primary businesses:  television and radio.  As a result of this organizational change, we now have four reportable segments: television, radio, publishing and corporate.  Prior periods have been updated to reflect our new segment structure.

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Our television segment consists of 14 television stations in 8 states that we own or provide services to. Our radio segment consists of 35 radio stations in 8 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community publications, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Index

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the second quarter and two quarters ended June 29, 2014 and June 30, 2013 and identifiable total assets as of June 29, 2014 and December 29, 2013:

	Second Quarter Ended		Two Quarters Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenue
Television	$46,947	$41,617	$92,916	$82,428
Radio	20,179	19,854	35,405	35,720
Publishing	37,636	38,398	73,236	74,978
Corporate eliminations	(63)	(91)	(246)	(145)
	$104,699	$99,778	$201,311	$192,981

Operating earnings (loss)
Television	$12,725	$8,373	$23,903	$15,345
Radio	4,055	3,818	6,188	6,240
Publishing	2,632	3,065	3,229	3,938
Corporate	(1,968)	(2,280)	(3,907)	(4,218)
	$17,444	$12,976	$29,413	$21,305

Depreciation and amortization
Television	$3,187	$3,186	$6,439	$6,422
Radio	502	554	974	1,103
Publishing	1,640	1,738	3,372	3,485
Corporate	118	173	236	345
	$5,447	$5,651	$11,021	$11,355

Capital expenditures
Television	$1,926	$1,574	$2,750	$3,203
Radio	562	255	769	361
Publishing	406	1,185	480	1,933
Corporate	6	30	6	32
	$2,900	$3,044	$4,005	$5,529

	June 29, 2014	December 29, 2013
Identifiable total assets
Television	$344,524	$356,032
Radio	110,952	111,473
Publishing	91,110	96,991
Corporate & discontinued operations	25,572	31,522
	$572,158	$596,018

20	SUBSEQUENT EVENTS

On July 30, 2014, we entered into an agreement with The E.W. Scripps Company (“Scripps”) to merge our broadcast operations and spin-off and then merge our newspaper businesses, creating two separately traded public companies. The merged broadcast and digital media company, based in Cincinnati, Ohio, will retain the Scripps name.  The newspaper company will be called Journal Media Group and will combine Scripps’ daily newspapers, community publications and related digital products in 13 markets with Journal Communications’ Milwaukee Journal Sentinel, Wisconsin community publications and affiliated digital products. The company will be headquartered in Milwaukee, Wisconsin.

In connection with the transactions, each share of our then outstanding class A and class B common stock will receive 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share then outstanding will receive 0.2500 shares of Journal Media Group common stock.  Immediately following consummation of the transactions, holders of our common stock will own approximately 41.00% of the common shares of Journal Media Group and approximately 31.00% of the common shares of Scripps, in the form of Scripps class A common shares.   Scripps shareholders will retain approximately 69.00% ownership in Scripps, with the Scripps family retaining its controlling interest in  Scripps  through its ownership of common voting shares.  Scripps shareholders will own approximately 59.00% of the common shares of Journal Media Group. Journal Media Group will have one class of stock and no controlling shareholder.

Costs related to this transaction were $315 in the second quarter of 2014.

The boards of directors of both companies have approved the transactions, which are subject to customary regulatory and shareholder approvals. The deal is expected to close in 2015.

Index
ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the second quarter ended June 29, 2014, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 29, 2013.

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

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2013, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report):

●
the possibility that the proposed spin and merger transactions with The E.W. Scripps Company (“Scripps”) do not close (including, but not limited to, due to the failure to satisfy the closing conditions), disruption from the proposed transactions making it more difficult to maintain our business and operational relationships, and the risk that unexpected costs will be incurred during this process;

●	changes in network affiliation agreements, including increased costs;
●	the availability of quality broadcast programming at competitive prices;
●
quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when network programs are made available to our viewers;

●	changes in video programming distribution channels, including new Internet and mobile programming competitors;
●	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;
●
changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total or the changes in spectrum allocation policies);

●	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war, terrorist acts, or other significant events;
●	changes in advertising demand or the buying strategies of advertisers or the migration of advertising to digital platforms;
●	changes in newsprint prices and other costs of materials;
●	changes in legislation or customs relating to the collection, management and aggregation and use of customer information through telemarketing and electronic communication efforts;
●
an other than temporary decline in operating results and enterprise value that could lead to further non-cash impairment charges due to the impairment of goodwill, broadcast licenses, other intangible assets and property, plant and equipment;

●	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;
●	our ability to remain in compliance with the terms of our credit agreement;
●	changes in interest rates or statutory tax rates;
●	the outcome of pending or future litigation;
●	energy costs;
●	the availability and effect of investments, dispositions and other capital expenditures on our results of operations, financial conditions or stock price; and
●	changes in general economic conditions.

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

On July 30, 2014, we entered into an agreement with The E.W. Scripps Company (“Scripps”) to merge our broadcast operations and spin-off and then merge our newspaper businesses, creating two separately traded public companies. The merged broadcast and digital media company, based in Cincinnati, Ohio, will retain the Scripps name.  The newspaper company will be called Journal Media Group and will combine Scripps’ daily newspapers, community publications and related digital products in 13 markets with Journal Communications’ Milwaukee Journal Sentinel, Wisconsin community publications and affiliated digital products. The company will be headquartered in Milwaukee, Wisconsin.

In connection with the transactions, each share of our then outstanding class A and class B common stock will receive 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share then outstanding will receive 0.2500 shares of Journal Media Group common stock.  Immediately following consummation of the transactions, holders of our common stock will own approximately 41.00% of the common shares of Journal Media Group and approximately 31.00% of the common shares of Scripps, in the form of Scripps class A common shares.   Scripps shareholders will retain approximately 69.00% ownership in Scripps, with the Scripps family retaining its controlling interest in  Scripps  through its ownership of common voting shares.  Scripps shareholders will own approximately 59.00% of the common shares of Journal Media Group. Journal Media Group will have one class of stock and no controlling shareholder.

The boards of directors of both companies have approved the transactions, which are subject to customary regulatory and shareholder approvals. The deal is expected to close in 2015.

Results of Operations

Second Quarter Ended June 29, 2014 compared to the Second Quarter Ended June 30, 2013

Our consolidated revenue in the second quarter of 2014 was $104.7 million, an increase of $4.9 million, or 4.9%, compared to $99.8 million in the second quarter of 2013.  Our consolidated operating costs and expenses in the second quarter of 2014 were $54.1 million, a decrease of $0.3 million, or 0.4%, compared to $54.4 million in the second quarter of 2013.  Our consolidated selling and administrative expenses in the second quarter of 2014 were $33.2 million, an increase of $0.8 million, or 2.1%, compared to $32.4 million in the second quarter of 2013.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the second quarter of 2014 and the second quarter of 2013:

		Percent of		Percent of
		Total		Total
	2014	Revenue	2013	Revenue
	(dollars in millions)

Revenue:
Television	$47.0	44.9%	$41.6	41.7%
Radio	20.2	19.3	19.9	19.9
Publishing	37.6	35.9	38.4	38.5
Corporate eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total revenue	104.7	100.0	99.8	100.0

Total operating costs and expenses	54.1	51.6	54.4	54.5
Selling and administrative expense	33.2	31.6	32.4	32.5
Total operating costs and expenses and selling and
administrative expenses	87.3	83.2	86.8	87.0
Total operating earnings	$17.4	16.8%	$13.0	13.0%

Revenue from our television business increased $5.4 million in the second quarter of 2014 compared to the second quarter of 2013. The increase was primarily due to $4.4 million in retransmission revenue and $1.3 million of political and issue revenue, partially offset by a decrease in local revenue of $0.2 million and a decrease in national revenue of $0.1 million.  Total expenses from our television business increased 2.9% in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increases in network fees.  Operating earnings from our television business increased $4.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased retransmission and political and issue advertising revenue.

Revenue from our radio business increased $0.3 million in the second quarter of 2014 compared to the second quarter of 2013. The increase was due primarily to increases in local advertising revenue. Total expenses from our radio business increased 0.5% in the second quarter of 2014 compared to the second quarter of 2013 primarily due to increases in programming rights fees. Operating earnings from our radio business increased $0.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased local and political and issue advertising revenue.

In the second quarter of 2014, our publishing advertising and circulation revenue were down due to volume declines.  Total advertising revenue was $20.3 million in the second quarter of 2014 and $20.9 million in the second quarter of 2013. Retail advertising revenue decreased $0.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a decrease in advertising from a large advertiser.  Classified advertising revenue decreased in the second quarter of 2014 by $0.2 million compared to the second quarter of 2013.  The declines were in the real estate, rentals and employment categories.  Publishing digital advertising revenue of $3.5 million increased 5.1%, primarily due to increases in digital retail sponsorships and other revenue, partially offset by declines in classified digital employment revenue.  National advertising revenue decreased $0.1 million in the second quarter of 2014 due to declines in preprint revenue.  Circulation revenue at our daily newspaper decreased $0.4 million in the second quarter of 2014 compared to the second quarter of 2013 primarily due to a decline in circulation volume.  Commercial distribution revenue increased $0.1 million in the second quarter of 2014 compared to the second quarter of 2013 due to increases in distribution volume. Commercial print revenue was essentially flat compared to the second quarter of 2013.  Total expenses at our publishing businesses decreased $0.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to expense savings from materials, delivery expenses, and other cost saving efforts.  Operating earnings at our publishing business decreased $0.5 million in the second quarter of 2014 compared to the second quarter of 2013 mainly due to decreased circulation and retail advertising revenue.

The decrease in total operating costs and expenses for the company in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to employee-related costs. The increase in selling and administrative expenses was primarily due to an increase in employee-related costs.

Index
Our consolidated operating earnings were $17.4 million in the second quarter of 2014, an increase of $4.4 million, or 34.4%, compared to $13.0 million in the second quarter of 2013.  The following table presents our operating earnings by segment for the second quarter of 2014 and the second quarter of 2013:

	2014	2013
	(dollars in millions)

Television	$12.7	$8.4
Radio	4.1	3.8
Publishing	2.6	3.1
Corporate	(2.0)	(2.3)
Total operating earnings	$17.4	$13.0

The increase in total operating earnings was primarily due to the increase in retransmission revenue at our television business.

EBITDA in the second quarter of 2014 was $22.9 million, an increase of $4.3 million, or 22.9%, compared to $18.6 million in the second quarter of 2013.  We define EBITDA as net earnings excluding earnings from discontinued operations, net, provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the second quarter of 2014 and the second quarter of 2013:

	2014	2013
	(dollars in millions)

Net earnings from continuing operations (1)	$10.4	$6.5
Provision for income taxes	5.4	4.4
Total other expense, net	1.6	2.1
Depreciation	4.8	4.9
Amortization	0.7	0.7
EBITDA	$22.9	$18.6

(1) Included in net earnings for the second quarter of 2014 are workforce reduction charges of $0.6 million and transaction related costs of $0.3 million.  Included in net earnings for the second quarter of 2013 are pre-tax charges for transaction and integration related costs of $0.8 million and workforce reduction charges of $0.7 million.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Television

Revenue from television in the second quarter of 2014 was $47.0 million, an increase of $5.4 million, or 12.8%, compared to $41.6 million in the second quarter of 2013.  Operating earnings from television in the second quarter of 2014 were $12.7 million, an increase of $4.3 million, or 52.0%, compared to $8.4 million in the second quarter of 2013.

Index
The following table presents our television revenue and operating earnings for the second quarter of 2014 and the second quarter of 2013:

	Second Quarter		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$47.0	$41.6	12.8%

Operating earnings	$12.7	$8.4	52.0%

Revenue increased in all nine of our television markets.  On a consolidated basis, political and issue advertising revenue increased $1.3 million, or 520.0%, retransmission revenue increased $4.4 million, or 80.7%, each compared to the second quarter of 2013. The increase in retransmission revenue was due to rate increases resulting from negotiated contracts with MVPDs. Partially offsetting these revenue increases were decreases in national advertising revenue of $0.2 million, or 0.7%, and local revenue of $0.1 million, or 2.0%, each compared to the second quarter of 2013. Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically the political and issue, communications and automotive categories, partially offset by decreases in the media, building & hardware and other professional services categories.  On a consolidated basis, automotive advertising revenue represented 19.4% of total television revenue in the second quarter of 2014 compared to 20.9% in the second quarter of 2013.  Automotive advertising revenue was $9.1 million in the second quarter of 2014, an increase of $0.1 million, or 5.1%, compared to $9.0 million in the second quarter of 2013.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $1.1 million in the second quarter of 2014, an increase of 24.9%, compared to $0.9 million in the second quarter of 2013.  Digital revenue is reported in local advertising revenue.

Index
The increase in operating earnings was primarily due to a $4.4 million increase in retransmission revenue and political and issue advertising revenue.  Total television expenses in the second quarter of 2014 increased $1.0 million, or 2.9%, compared to the second quarter of 2013, primarily due to increased network fees and employee-related expenses.

Radio

Revenue from radio in the second quarter of 2014 was $20.2 million, an increase of $0.3 million, or 1.6%, compared to $19.9 million in the second quarter of 2013.  Operating earnings from radio in the second quarter of 2014 were $4.1 million, an increase of $0.3 million, or 6.2%, compared to $3.8 million in the second quarter of 2013.

The following table presents our radio revenue and operating earnings for the second quarter of 2014 and the second quarter of 2013:

	Second Quarter		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$20.2	$19.9	1.6%

Operating earnings	$4.1	$3.8	6.2%

Revenue decreased in five of our eight radio markets.  On a consolidated basis, local advertising revenue increased $0.4 million, or 2.3% compared to the second quarter of 2013.  Partially offsetting this revenue increase was a decrease in national revenue of $0.1 million, or 6.3% compared to the second quarter of 2013.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the home products, supermarkets and other professional services categories, partially offset by decreases in the pharmaceuticals and restaurants categories.  On a consolidated basis, automotive advertising represented 15.5% of total radio revenue in the second quarter of 2014 compared to 15.8% in the second quarter of 2013.  Automotive advertising revenue was $3.1 million in both the second quarter of 2014 and the second quarter of 2013.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue grew 14.1% and was $0.8 million in the second quarter of 2014 and $0.7 million in the second quarter of 2013.  Digital revenue is reported in local advertising revenue.

The increase in operating earnings was primarily due to the increase in local advertising revenue.  Total radio expenses in the second quarter of 2014 increased $0.1 million, or 0.5%, compared to the second quarter of 2013, primarily due to increases in programming rights fees.

Publishing

Revenue from publishing in the second quarter of 2014 was $37.6 million, a decrease of $0.8 million, or 2.0%, compared to $38.4 million in the second quarter of 2013.  Operating earnings from publishing were $2.6 million in the second quarter of 2014, a decrease of $0.5 million, or 14.1%, compared to $3.1 million in the second quarter of 2013.

The following table presents our publishing revenue by category and operating earnings for the second quarter of 2014 and the second quarter of 2013:

	Second Quarter
			Percent Change
	2014	2013	Total
Advertising revenue:
Retail	$16.1	$16.4	(1.8)%
Classified	3.6	3.8	(6.5)
National	0.6	0.7	(15.7)
Total advertising revenue	20.3	20.9	(3.1)
Circulation revenue	11.8	12.2	(2.6)
Other revenue	5.5	5.3	3.9
Total revenue	$37.6	$38.4	(2.0)%

Operating earnings	$2.6	$3.1	(14.1)%

Retail advertising revenue in the second quarter of 2014 was $16.1 million, a decrease of $0.3 million, or 1.8% compared to $16.4 million in the second quarter of 2013, primarily due to the retail advertising revenue decreases at our daily newspaper.

As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the second quarter of 2014 compared to the second quarter of 2013.  Classified advertising revenue in the second quarter of 2014 was $3.6 million, a decrease of $0.2 million, or 6.5%, compared to $3.8 million in the second quarter of 2013, primarily due to real estate and employment advertising decreases.

Total retail and classified digital advertising revenue at our daily newspaper was $3.4 million in the second quarter of 2014 and $3.3 million in the second quarter of 2013.  Digital retail advertising revenue increased 6.9% compared to the second quarter of 2013, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 7.0% compared to the second quarter of 2013 due to a decrease in employment related advertising.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.6 million in the second quarter of 2014, a decrease of $0.1 million, or 15.7%, compared to $0.7 million in the second quarter of 2013.  The decrease was primarily due to a decrease in preprint revenue.

Circulation revenue accounted for 31.6% of total publishing revenue in the second quarter of 2014 compared to 31.8% in the second quarter of 2013.  Circulation revenue was $11.8 million in the second quarter of 2014, a decrease of $0.4 million, or 2.6%, compared to $12.2 million in the second quarter of 2013.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 14.7% of publishing revenue in the second quarter of 2014 compared to 13.8% in the second quarter of 2013.  Other revenue was $5.5 million in the second quarter of 2014, an increase of $0.2 million, or 3.9%, compared to $5.3 million in the second quarter of 2013.

Index

Publishing operating earnings in the second quarter of 2014 were $2.6 million, a decrease of $0.5 million, or 14.1%, compared to $3.1 million in the second quarter of 2013.  The decrease in operating earnings was primarily due to decreased circulation and retail revenue.  Total expenses decreased $0.3 million the second quarter of 2014 as compared to the second quarter of 2013, primarily due to expense savings in materials and delivery expenses.  Total newsprint and paper costs for our publishing business was $3.7 million in the second quarter of 2014 compared to $3.9 million in the second quarter of 2013.  There was a 4.0% decrease in newsprint and paper consumption and a 0.6% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations. Revenue and expense eliminations were $0.1 million in both the second quarter of 2014 and the second quarter of 2013. The unallocated expenses were $2.0 million in the second quarter of 2014 and $2.3 million in the second quarter of 2013.

Other Income and Expense and Income Taxes

Interest expense was $1.6 million in the second quarter of 2014 compared to $1.9 million in the second quarter of 2013.  The decrease in interest expense was due to a decrease in borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in the second quarter of 2014 and $0.2 million in the second quarter of 2013.

Our effective tax rate was 34.1% in the second quarter of 2014 compared to 40.3% in the second quarter of 2013.  The lower 2014 effective tax rate was driven by the successful settlement of state tax refund claims totaling $1.4 million, or $0.9 million after federal taxes.

Discontinued Operations

Effective January 1, 2014, we closed on sale of stations KMIR-TV and KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC, for $17.0 million in cash and certain other contingent considerations.  We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.

Earnings from discontinued operations, net of income tax expense, were $0.1 million in the second quarter of 2013 due to the after tax gain on the sale.  The loss and income tax expense from discontinued operations in the second quarter of 2014 was minimal.

Net Earnings

Our net earnings in the second quarter of 2014 were $10.4 million, an increase of $3.8 million, or 57.9%, compared to $6.6 million in the second quarter of 2013.  The increase was due to higher operating earnings for the reasons described above.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were both $0.21 in the second quarter of 2014 for continuing operations. In the second quarter of 2013, basic and diluted net earnings per share of class A and B common stock were both $0.13 for continuing operations. There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in either the second quarter of 2014 or the second quarter of 2013.

Two Quarters Ended June 29, 2014 compared to the Two Quarters Ended June 30, 2013

Our consolidated revenue in the two quarters of 2014 was $201.3 million, an increase of $8.3 million, or 4.3%, compared to $193.0 million in the two quarters of 2013.  Our consolidated operating costs and expenses in the two quarters of 2014 were $108.1 million, an increase of $1.3 million, or 1.2%, compared to $106.8 million in the two quarters of 2013.  Our consolidated selling and administrative expenses in the two quarters of 2014 were $63.8 million, a decrease of $1.1 million, or 1.6%, compared to $64.9 million in the two quarters of 2013.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the two quarters of 2014 and the two quarters of 2013:

		Percent of		Percent of
		Total		Total
	2014	Revenue	2013	Revenue
	(dollars in millions)

Revenue:
Television	$92.9	$46.1%	$82.4	42.7%
Radio	35.4	17.6	35.7	18.5
Publishing	73.2	36.4	75.0	38.9
Corporate eliminations	(0.2)	(0.1)	(0.1)	(0.1)
Total revenue	201.3	100.0	193.0	100.0

Total operating costs and expenses	108.1	53.7	106.8	55.3
Selling and administrative expense	63.8	31.7	64.9	33.7
Total operating costs and expenses and selling and
administrative expenses	171.9	85.4	171.7	89.0
Total operating earnings	$29.4	14.6%	$21.3	11.0%

Revenue from our television business increased $10.5 million in the two quarters of 2014 compared to the two quarters of 2013. The increase was due to $8.9 million in retransmission revenue, $2.6 million of Olympics revenue and $1.3 million of political and issue revenue, partially offset by a $0.9 million decrease in local revenue and a $1.4 million decrease in national revenue.  Total expenses from our television business increased 2.9% in the two quarters of 2014 compared to the two quarters of 2013, primarily due to increases in network fees.  Operating earnings from our television business increased $8.5 million in the two quarters of 2014 compared to the two quarters of 2013, primarily due to increased retransmission revenue and political and issue advertising revenue.

Revenue from our radio business decreased $0.3 million in the two quarters of 2014 compared to the two quarters of 2013. The decrease was due primarily to decreases in national advertising revenue. Total expenses from our radio business decreased 0.9% in the two quarters of 2014 compared to the two quarters of 2013 primarily due to decreases in third party commissions on national revenue and a building impairment charge of $0.2 million recorded in 2013. Operating earnings from our radio business remained flat in the two quarters of 2014 and the two quarters of 2013.

In the two quarters of 2014, our publishing revenue was down $1.8 million due to declines in advertising and circulation revenue.  Total advertising revenue was $38.0 million in the two quarters of 2014 and $38.7 million in the two quarters of 2013. Retail advertising revenue decreased $0.1 million in the two quarters of 2014 compared to the two quarters of 2013, primarily due to a decrease in advertising from a large advertiser.  Classified advertising revenue decreased in the two quarters of 2014 by $0.5 million compared to the two quarters of 2013.  The declines were in both the employment and real estate & rentals categories.  Publishing digital advertising revenue of $6.5 million increased 3.5%, primarily due to increases in digital retail sponsorships and other revenue, partially offset by declines in classified digital advertising revenue. National advertising revenue decreased $0.1 million in the two quarters of 2014 due to a decline in preprints.  Circulation revenue at our daily newspaper decreased $1.0 million in the two quarters of 2014 compared to the two quarters of 2013 primarily due to a decline in circulation volume. Commercial print and commercial distribution revenue were essentially flat compared to the two quarters of 2013.  Total expenses at our publishing businesses decreased $0.3 million in the two quarters of 2014 compared to the two quarters of 2013, primarily due to expense savings from materials, delivery expenses, and other cost saving efforts.  Operating earnings at our publishing business decreased $0.7 million in the two quarters of 2014 compared to the two quarters of 2013 mainly due to decreased circulation and classified advertising revenue.

The increase in total operating costs and expenses for the company in the two quarters of 2014 compared to the two quarters of 2013 was primarily due to increased network fees.  The decrease in selling and administrative expenses was primarily due to a decrease in employee-related costs.

Index

Our consolidated operating earnings were $29.4 million in the two quarters of 2014, an increase of $8.1 million, or 38.1%, compared to $21.3 million in the two quarters of 2013.  The following table presents our operating earnings by segment for the two quarters of 2014 and the two quarters of 2013:

	2014	2013
	(dollars in millions)

Television	$23.9	$15.4
Radio	6.2	6.2
Publishing	3.2	3.9
Corporate	(3.9)	(4.2)
Total operating earnings	$29.4	$21.3

The increase in total operating earnings was primarily due to the increase in retransmission and Olympics revenue at our television business.

EBITDA in the two quarters of 2014 was $40.4 million, an increase of $7.7 million, or 23.8%, compared to $32.7 million in the two quarters of 2013.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the two quarters of 2014 and the two quarters of 2013:

	2014	2013
	(dollars in millions)

Net earnings from continuing operations (1)	$16.6	$10.2
Provision for income taxes	9.6	6.9
Total other expense, net	3.2	4.2
Depreciation	9.6	10.0
Amortization	1.4	1.4
EBITDA	$40.4	$32.7

(1) Included in net earnings for the two quarters of 2014 are workforce reduction charges of $0.6 million and transaction related costs of $0.3 million.  Included in net earnings for the two quarters of 2013 are pre-tax charges for transaction and integration related costs of $1.6 million, workforce reduction charges of $0.7 million and long-lived asset impairment charges of $0.2 million.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Television

Revenue from television in the two quarters of 2014 was $92.9 million, an increase of $10.5 million, or 12.7%, compared to $82.4 million in the two quarters of 2013.  Operating earnings from television in the two quarters of 2014 were $23.9 million, an increase of $8.5 million, or 55.8%, compared to $15.4 million in the two quarters of 2013.

The following table presents our television revenue and operating earnings for the two quarters of 2014 and the two quarters of 2013:

	Two Quarters		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$92.9	$82.4	12.7%

Operating earnings	$23.9	$15.3	55.8%

Index
Revenue increased in all nine of our television markets.  On a consolidated basis, retransmission revenue increased $8.9 million, or 83.1%, Olympics revenue was $2.6 million and political and issue revenue increased $1.3 million, or 199.5% compared to the two quarters of 2013. The increase in retransmission revenue was due to rate increases resulting from recently negotiated contracts with MVPDs. Partially offsetting these revenue increases were decreases in national advertising revenue of $1.4 million, or 7.9%, and local revenue of $0.9 million, or 1.8%, each compared to the two quarters of 2013. Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically the political, communications and financial categories, partially offset by decreases in the restaurants, media and other professional services categories.  On a consolidated basis, automotive advertising revenue represented 19.3% of total television revenue in the two quarters of 2014 compared to 20.9% in the two quarters of 2013.  Automotive advertising revenue was $17.9 million in the two quarters of 2014, an increase of $0.7 million, or 4.0%, compared to $17.2 million in the two quarters of 2013.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $2.2 million in the two quarters of 2014, an increase of 21.5%, compared to $1.8 million in the two quarters of 2013.  Digital revenue is reported in local advertising revenue.

The increase in operating earnings was primarily due to a $8.9 million increase in retransmission revenue and $2.6 million in Olympics revenue.  Total television expenses in the two quarters of 2014 increased $1.9 million, or 2.9%, compared to the two quarters of 2013, primarily due to increased network fees.

Radio

Revenue from radio in the two quarters of 2014 was $35.4 million, a decrease of $0.3 million, or 0.9%, compared to $35.7 million in the two quarters of 2013.  Operating earnings from radio were $6.2 million in both the two quarters of 2014 and the two quarters of 2013.

The following table presents our radio revenue and operating earnings for the two quarters of 2014 and the two quarters of 2013:

	Two Quarters		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$35.4	$35.7	(0.9)%

Operating earnings	$6.2	$6.2	(0.8)%

Revenue increased in four of our eight radio markets.  On a consolidated basis, national advertising revenue decreased $0.4 million, or 11.5% compared to the two quarters of 2013.  Partially offsetting this revenue decrease was an increase in political and issue revenue of $0.1 million, or 28.4% compared to the two quarters of 2013.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the medical, home products and other professional services categories, partially offset by decreases in the financial, pharmaceuticals and restaurants categories.  On a consolidated basis, automotive advertising represented 15.3% of total radio revenue in the second quarter of 2014 compared to 15.4% in the two quarters of 2013.  Automotive advertising revenue was $5.4 million in the two quarters of 2014 and $5.5 million in the two quarters of 2013.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue grew 11.1% and was $1.4 million in the two quarters of 2014 and $1.3 million in the two quarters of 2013.  Digital revenue is reported in local advertising revenue.

The decrease in operating earnings was primarily due to the decrease in local advertising revenue.  Total radio expenses in the two quarters of 2014 decreased $0.3 million, or 0.9%, compared to the two quarters of 2013, primarily due to a building impairment charge of $0.2 million recorded in 2013.

Publishing

Revenue from publishing in the two quarters of 2014 was $73.2 million, a decrease of $1.8 million, or 2.3%, compared to $75.0 million in the two quarters of 2013.  Operating earnings from publishing were $3.2 million in the two quarters of 2014, a decrease of $0.7 million, or 18.0%, compared to $3.9 million in the two quarters of 2013.

Index
The following table presents our publishing revenue by category and operating earnings for the two quarters of 2014 and the two quarters of 2013:

	Two Quarters
			Percent
			Change
	2014	2013	Total
	(dollars in millions)
Advertising revenue:
Retail	$29.9	$30.0	(0.4)%
Classified	7.0	7.4	(5.5)
National	1.1	1.3	(11.8)
Total advertising revenue	38.0	38.7	(1.8)
Circulation revenue	23.6	24.6	(4.2)
Other revenue	11.6	11.7	(0.3)
Total revenue	$73.2	$75.0	(2.3)%

Operating earnings	$3.2	$3.9	(18.0)%

Retail advertising revenue in the two quarters of 2014 was $29.9 million, a decrease of $0.1 million, or 0.4% compared to $30.0 million in the two quarters of 2013, primarily due to retail advertising revenue decreases at our daily newspaper.

As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the two quarters of 2014 compared to the two quarters of 2013.  Classified advertising revenue in the two quarters of 2014 was $7.0 million, a decrease of $0.4 million, or 5.5%, compared to $7.4 million in the two quarters of 2013, primarily due to declines in both the employment and real estate & rentals categories.

Total retail and classified digital advertising revenue at our daily newspaper was $6.4 million in the two quarters of 2014 and $6.2 million in the two quarters of 2013.  Digital retail advertising revenue increased 7.6% compared to the two quarters of 2013, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 10.8% compared to the two quarters of 2013 due to a decrease in employment related advertising.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $1.1 million in the two quarters of 2014, a decrease of $0.2 million, or 11.8%, compared to $1.3 million in the two quarters of 2013.  The decrease was primarily due to a decrease in preprint revenue.

Circulation revenue accounted for 32.1% of total publishing revenue in the two quarters of 2014 compared to 32.8% in the two quarters of 2013.  Circulation revenue was $23.6 million in the two quarters of 2014, a decrease of $1.0 million, or 4.2%, compared to $24.6 million in the two quarters of 2013.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 15.9% of publishing revenue in the two quarters of 2014 compared to 15.5% in the two quarters of 2013.  Other revenue was $11.6 million in the two quarters of 2014, a decrease of $0.1 million, or 0.3%, compared to $11.7 million in the two quarters of 2013.

Publishing operating earnings in the two quarters of 2014 were $3.2 million, a decrease of $0.7 million, or 18.0%, compared to $3.9 million in the two quarters of 2013.  The decrease in operating earnings was primarily due to decreased circulation and classified revenue.  Total expenses decreased $1.1 million the two quarters of 2014 as compared to the two quarters of 2013, primarily due to expense savings in materials and delivery expenses.  Total newsprint and paper costs for our publishing business was $7.3 million in the two quarters of 2014 compared to $7.7 million in the two quarters of 2013.  There was a 4.5% decrease in newsprint and paper consumption and a 1.2% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations. Revenue and expense eliminations were $0.2 million in the two quarters of 2014 compared to $0.1 million in the two quarters of 2013. The unallocated expenses were $3.9 million in the two quarters of 2014 and $4.2 million in the two quarters of 2013.

Index
Other Income and Expense and Income Taxes

Interest expense was $3.2 million in the two quarters of 2014 compared to $4.0 million in the two quarters of 2013.  The decrease in interest expense was due to a decrease in borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.5 million in both the two quarters of 2014 and the two quarters of 2013.

Our effective tax rate was 36.6% in the two quarters of 2014 compared to 40.3% in the two quarters of 2013.  The lower 2014 effective tax rate was driven by the successful settlement of state tax refund claims totaling $1.4 million, or $0.9 million after federal taxes.

Discontinued Operations

Effective January 1, 2014, we closed on sale of stations KMIR-TV and KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC, for $17.0 million in cash and certain other contingent considerations.  We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.

Earnings from discontinued operations, net of income tax expense, were $6.0 million in the two quarters of 2014 compared to $0.2 million in the two quarters of 2013 due to the after tax gain on the sale.  Income tax expense was $4.1 million in the two quarters of 2014 compared to $0.1 million in the two quarters of 2013.

Net Earnings

Our net earnings in the two quarters of 2014 were $22.6 million, an increase of $12.2 million, or 117.5%, compared to $10.4 million in the two quarters of 2013.  The increase was due to higher operating earnings for the reasons described above.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were $0.33 and $0.12 in the two quarters of 2014 for continuing operations and discontinued operations, respectively.  There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the two quarters of 2013.  In the two quarters of 2013, basic and diluted net earnings per share of class A and B common stock were both $0.21 for continuing operations.

Liquidity and Capital Resources

Our cash balance was $1.8 million as of June 29, 2014.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $186.9 million as of June 29, 2014 will meet our current needs.  Through the second quarter of 2014, we reduced our notes payable to banks by $50.6 million.  We expect to use our operating cash flow to pay down our notes payable to banks, invest resources in our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants. Additionally, in connection with the transactions with Scripps, we expect to incur legal and professional fees associated with the transaction. Contingent upon the consummation of the transactions with Scripps and dependent upon the fair market value of the aggregate consideration received by our shareholders, we will incur an advisory fee of up to $7.0 million.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we had initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of June 29, 2014, the outstanding principal amount of revolving loans drawn under the credit agreement was $13.1 million, and the outstanding principal amount of term loans drawn under the credit agreement was $131.3 million.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As June 29, 2014, the pricing spread above LIBOR was 200.0 basis points.

Index
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

As of June 29, 2014, we were in compliance with the financial covenants of the senior secured credit facilities.  The senior secured credit facilities contain the following financial covenants, which remain constant over the term of the agreement:

●
A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.  As of June 29, 2014, our consolidated funded debt ratio was 1.86-to-1.

●
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments to consolidated interest expense.  As of June 29, 2014, our interest coverage ratio was 12.33-to-1.

As of June 29, 2014 and December 29, 2013, we had borrowings of $144.4 million and $195.0 million, respectively, under our senior secured credit facilities at a current effective blended interest rate of 2.23% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3.3 million, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at June 29, 2014 to be $140.7 million, based on discounted cash flows using an interest rate of 3.08%.  We estimated the fair value of our secured credit facility at December 29, 2013 to be $187.5 million, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, including with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

We estimate the fair value of the unsecured subordinated notes at June 29, 2014 to be $13.6 million, based on discounted cash flows using an interest rate of 6.88%.  We estimated the fair value of the unsecured subordinated notes at December 29, 2013 to be $13.5 million, based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of June 29, 2014 and December 29, 2013, $13.3 million of the unsecured subordinated notes remain outstanding.

We have $1.8 million of standby letters of credit for business insurance purposes.

Workforce Reductions and Business Improvements

We expect that our liability for workforce reduction costsof $0.6 million as of June 29, 2014 will be paid by the second quarter of 2015.  The ongoing activity of our liability for workforce reduction costs during the second quarter of 2014 was as follows:

	Balance as of December 29, 2013	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of June 29, 2014
	(dollars in millions)

Television	$0.1	$-	$(0.1)	$-
Radio	-	-	-	-
Publishing	0.3	0.6	(0.3)	0.6
Total	$0.4	$0.6	$(0.4)	$0.6

Index
Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares. In connection with the transactions with Scripps, we are precluded from declaring or paying dividends unless it would not materially impair, impede or delay the transaction.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended our share repurchase program until the end of fiscal 2015.  Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the second quarter of 2014, we did not repurchase any shares of our class A common stock.  As of the end of the second quarter of 2014, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization. In connection with the transactions with Scripps, we are precluded from repurchasing any further shares unless it would not materially impair, impede or delay the transaction.

Cash Flow

Continuing Operations

In the two quarters of 2014, cash provided by operating activities was $37.6 million compared to $24.3 million in the two quarters of 2013.  The increase was primarily due to increased net earnings and increased cash provided by working capital.

Cash used for investing activities was $3.9 million in the two quarters of 2014 compared to $11.2 million in the two quarters of 2013.  Capital expenditures were $4.0 million in the two quarters of 2014 compared to $5.5 million in the two quarters of 2013.  Our capital expenditures in the two quarters of 2014 were primarily at our television and radio businesses for facility renovations.

Cash used for financing activities was $50.3 million in the two quarters of 2014 compared to $14.5 million in the two quarters of 2013.  Borrowings under our credit facility in the two quarters of 2014 were $113.1 million and we made payments of $163.7 million, reflecting a $50.6 million decrease in our notes payable to banks, compared to borrowings of $96.6 million and payments of $111.2 million in the two quarters of 2013, reflecting a $14.6 million decrease in our notes payable to banks.

Discontinued Operations

As of June 29, 2014 and June 30, 2013, there was $16.3 million and $0.7 million of cash provided by the Palm Springs discontinued operations, respectively.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12 (ASU 2014-12) amending the requirement that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the second quarter ended June 29, 2014:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2014 to April 27, 2014	-		-	-	$37,353,739
April 28, 2014 to May 25, 2014			-	-	$37,353,739
May 26, 2014 to June 29, 2014	575	(2)	-	-	$37,353,739

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended the repurchase program through fiscal 2015.
(2)	Represents 575 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.                          EXHIBITS

(a)	Exhibits

Exhibit No.	Description

(10.1)	Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Jason R. Graham.

(10.2)	Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Deborah F. Turner.

(10.3)	Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Steven H. Wexler.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at June 29, 2014 and December 29, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Second Quarter and Two Quarters Ended June 29, 2014 and June 30, 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Two Quarters Ended June 29, 2014 and June 30, 2013; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 29, 2014; (v) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 30, 2013; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 29, 2014 and June 30, 2013; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: August 8, 2014	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: August 8, 2014	/s/ Jason R. Graham
Jason R. Graham, Senior Vice President of Finance and
Chief Financial Officer

Index
JOURNAL COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

(10.1)	Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Jason R. Graham.

(10.2)	Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Deborah F. Turner.

(10.3)	Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Steven H. Wexler.

(31.1)	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Jason R. Graham, Senior Vice President of Finance and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer, and Jason R. Graham, Senior Vice President of Finance, Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at June 29, 2014 and December 29, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Second Quarter and Two Quarters Ended June 29, 2014 and June 30, 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Two Quarters Ended June 29, 2014 and June 30, 2013; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 29, 2014; (v) the Unaudited Condensed Consolidated Statement of Equity for the Two Quarters Ended June 30, 2013; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 29, 2014 and June 30, 2013; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, filed herewith.