Form 10-Q
period 2014-09-28
JOURNAL COMMUNICATIONS INC
filed 2014-10-31
CIK 1232241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  September 28, 2014
or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common stock:

Class	Outstanding at October 24, 2014
Class A Common Stock	45,140,605
Class B Common Stock	5,772,575

JOURNAL COMMUNICATIONS, INC.

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,738	$1,912
Receivables, net	68,621	66,670
Inventories, net	2,390	2,191
Prepaid expenses and other current assets	3,842	3,305
Syndicated programs	2,644	2,816
Deferred income taxes	2,449	2,508
Current assets of discontinued operations	-	7,048
TOTAL CURRENT ASSETS	81,684	86,450

Property and equipment, at cost, less accumulated depreciation of $251,890 and $246,531, respectively	152,552	160,549
Syndicated programs	3,311	5,162
Goodwill	121,987	124,702
Broadcast licenses	135,166	135,166
Other intangible assets, net	55,648	57,763
Deferred income taxes	13,566	20,125
Other assets	5,258	6,101
TOTAL ASSETS	$569,172	$596,018

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,447	$22,154
Accrued compensation	11,341	9,134
Accrued employee benefits	5,214	4,865
Deferred revenue	18,221	15,459
Syndicated programs	2,293	2,247
Accrued income taxes	3,105	3,286
Other current liabilities	5,767	5,560
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term notes payable to banks	15,000	15,000
Current portion of long-term liabilities	261	276
Current liabilities of discontinued operations	-	885
TOTAL CURRENT LIABILITIES	89,305	81,522

Accrued employee benefits	64,105	64,541
Syndicated programs	3,837	5,741
Long-term notes payable to banks	115,510	179,950
Unsecured subordinated notes payable	10,623	10,623
Other long-term liabilities	3,747	3,554
Equity:
Class B - authorized 120,000,000 shares; issued and outstanding: 5,821,926 shares at September 28, 2014 and 6,134,093 shares at December 29, 2013	55	57
Class A - authorized 170,000,000 shares; issued and outstanding: 45,099,084 shares at September 28, 2014 and 44,669,851 shares at December 29, 2013	450	447
Additional paid-in capital	258,194	256,734
Accumulated other comprehensive loss	(38,790)	(39,654)
Retained earnings	62,136	32,503
TOTAL EQUITY	282,045	250,087
TOTAL LIABILITIES AND EQUITY	$569,172	$596,018

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
Television	$47,952	$39,050	$140,868	$121,478
Radio	21,616	20,568	57,021	56,288
Publishing	35,684	37,739	108,920	112,717
Corporate eliminations	(114)	(437)	(360)	(582)
Total revenue	105,138	96,920	306,449	289,901

Operating costs and expenses:
Television	24,429	22,478	69,516	64,493
Radio	9,796	9,703	24,073	24,297
Publishing	23,485	24,900	72,383	75,202
Corporate eliminations	(114)	(438)	(360)	(580)
Total operating costs and expenses	57,596	56,643	165,612	163,412

Selling and administrative expenses	33,384	30,190	97,266	95,097
Total operating costs and expenses and selling and administrative expenses	90,980	86,833	262,878	258,509

Operating earnings	14,158	10,087	43,571	31,392

Other income and (expense):
Interest expense	(1,436)	(1,889)	(4,656)	(5,929)
Other	-	-	-	(188)
Net total other income and (expense)	(1,436)	(1,889)	(4,656)	(6,117)

Earnings from continuing operations before income taxes	12,722	8,198	38,915	25,275

Provision for income taxes	5,676	3,214	15,259	10,104

Earnings from continuing operations	7,046	4,984	23,656	15,171

Earnings from discontinued operations, net of ($46), ($117), $4,047 and ($61) applicable income tax provision, respectively	(23)	(438)	5,977	(231)

Net earnings	$7,023	$4,546	$29,633	$14,940

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.14	$0.10	$0.47	$0.30
Discontinued operations	-	(0.01)	0.12	-
Net earnings per share - basic	$0.14	$0.09	$0.59	$0.30

Diluted - Class A and B common stock:
Continuing operations	$0.14	$0.10	$0.47	$0.30
Discontinued operations	-	(0.01)	0.12	-
Net earnings per share - diluted	$0.14	$0.09	$0.59	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
 (in thousands)

	Third Quarter Ended		Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net earnings	$7,023	$4,546	$29,633	$14,940

Other comprehensive income, net of tax:
Change in pension and postretirement liabilities, net of tax of $183, $248, $555, and $745, respectively	290	391	864	1,172

Comprehensive income	$7,313	$4,937	$30,497	$16,112

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Three Quarters Ended September 28, 2014
(in thousands, except per share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 29, 2013	$57	$447	$256,734	$(39,654)	$32,503	$250,087

Net earnings					12,187	12,187
Comprehensive income, net of tax				285		285
Issuance of shares:
Conversion of class B to class A	(1)	1				-
Stock grants	2		7			9
Employee stock purchase plan			150			150
Shares withheld from employees for tax withholding	(1)		(589)			(590)
Stock-based compensation			548			548
Income tax benefits from vesting of restricted stock			227			227

Balance at March 30, 2014	$57	$448	$257,077	$(39,369)	$44,690	$262,903

Net earnings					10,423	10,423
Comprehensive income, net of tax				289		289
Issuance of shares:
Conversion of class B to class A	(1)	1				-
Stock grants			315			315
Shares withheld from employees for tax withholding			(4)			(4)
Stock-based compensation			333			333
Income tax benefits from vesting of restricted stock			2			2

Balance at June 29, 2014	$56	$449	$257,723	$(39,080)	$55,113	$274,261

Net earnings					7,023	7,023
Comprehensive income, net of tax				290		290
Issuance of shares:
Conversion of class B to class A	(1)	1				-
Stock grants			13			13
Employee stock purchase plan			152			152
Shares withheld from employees for tax withholding			(47)			(47)
Stock-based compensation			334			334
Income tax benefits from vesting of restricted stock			19			19

Balance at September 28, 2014	$55	$450	$258,194	$(38,790)	$62,136	$282,045

See accompanying notes to unaudited condensed consolidated financial statements.

Index
JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statement of Equity
For the Three Quarters Ended September 29, 2013
(in thousands, except per share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Class B	Class A	Capital	Loss	Earnings	Total

Balance at December 30, 2012	$63	$438	$254,437	$(55,739)	$6,302	$205,501

Net earnings					3,793	3,793
Comprehensive income, net of tax				391		391
Issuance of shares:
Conversion of class B to class A	(3)	2				(1)
Stock grants	2		16			18
Employee stock purchase plan			144			144
Shares withheld from employees for tax withholding			(371)			(371)
Stock-based compensation			553			553
Income tax benefits from vesting of restricted stock			57			57
Other			533			533

Balance at March 31, 2013	$62	$440	$255,369	$(55,348)	$10,095	$210,618

Net earnings					6,601	6,601
Comprehensive income, net of tax				390		390
Issuance of shares:
Conversion of class B to class A	(3)	3				-
Stock grants	1		334			335
Shares withheld from employees for tax withholding			(11)			(11)
Stock-based compensation			372			372
Income tax benefits from vesting of restricted stock			3			3

Balance at June 30, 2013	$60	$443	$256,067	$(54,958)	$16,696	$218,308

Net earnings					4,546	4,546
Comprehensive income, net of tax				391		391
Issuance of shares:
Conversion of class B to class A	(3)	3				-
Stock grants	1		10			11
Employee stock purchase plan			135			135
Shares withheld from employees for tax withholding			(212)			(212)
Stock-based compensation			378			378
Income tax benefits from vesting of restricted stock			(11)			(11)

Balance at September 29, 2013	$58	$446	$256,367	$(54,567)	$21,242	$223,546

See accompanying notes to unaudited condensed consolidated financial statements.

Index

JOURNAL COMMUNICATIONS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	September 28, 2014	September 29, 2013
Cash flow from operating activities:
Net earnings	$29,633	$14,940
Less earnings from discontinued operations	5,977	(231)
Earnings from continuing operations	23,656	15,171
Adjustments for non-cash items:
Depreciation	14,339	14,922
Amortization	2,115	2,146
Provision for doubtful accounts	226	112
Deferred income taxes	6,310	8,400
Non-cash stock-based compensation	1,583	1,689
Net (gain) loss from disposal of assets	(44)	(209)
Insurance recoveries, net	-	(283)
Impairment of long-lived assets	-	238

Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	(1,028)	2,263
Inventories	(199)	923
Accounts payable	3,293	(6,833)
Other assets and liabilities	6,147	(3,210)
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,398	35,329

Cash flow from investing activities:
Capital expenditures for property and equipment	(6,433)	(8,406)
Proceeds from sales of assets	136	671
Acquisition of business	-	(5,655)
NET CASH USED FOR INVESTING ACTIVITIES	(6,297)	(13,390)

Cash flow from financing activities:
Proceeds from long-term notes payable to banks	157,365	139,275
Payments on long-term notes payable to banks	(221,805)	(164,210)
Principal payments under capital lease obligations	(59)	(43)
Proceeds from issuance of common stock, net	271	259
Income tax benefits from vesting of restricted stock	248	68
NET CASH USED FOR FINANCING ACTIVITIES	(63,980)	(24,651)

Cash flow from discontinued operations:
Net operating activities	(2,869)	1,771
Net investing activities	16,574	260
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	13,705	2,031

NET DECREASE IN CASH AND CASH EQUIVALENTS	(174)	(681)

Cash and cash equivalents:
Beginning of year	1,912	2,429
At September 28, 2014 and September 29, 2013	$1,738	$1,748

See accompanying notes to unaudited condensed consolidated financial statements.

Index
1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation.  As permitted by these regulations, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet at December 29, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The operating results for the third quarter and three quarters ended September 28, 2014 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 28, 2014.  You should read these unaudited condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2013.

On July 30, 2014, we entered into an agreement with The E.W. Scripps Company ("Scripps") to merge our broadcast operations and spin-off and then merge our newspaper businesses, creating two separately traded public companies. The merged broadcast and digital media company, based in Cincinnati, Ohio, will retain the Scripps name.  The newspaper company will be called Journal Media Group and will combine Scripps' daily newspapers, community publications and related digital products in 13 markets with Journal Communications' Milwaukee Journal Sentinel, Wisconsin community publications and affiliated digital products. The company will be headquartered in Milwaukee, Wisconsin.

In connection with the transactions, each share of our then outstanding class A and class B common stock will receive 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share then outstanding will receive 0.2500 shares of Journal Media Group common stock.  Immediately following consummation of the transactions, holders of our common stock will own approximately 41% of the common shares of Journal Media Group and approximately 31% of the common shares of Scripps, in the form of Scripps class A common shares.   Scripps shareholders will retain approximately 69% ownership in Scripps, with the Scripps family retaining its controlling interest in Scripps through its ownership of common voting shares.  Scripps shareholders will own approximately 59% of the common shares of Journal Media Group. Journal Media Group will have one class of stock and no controlling shareholder.

The boards of directors of both companies have approved the transactions, which are subject to customary regulatory and shareholder approvals. The deal is expected to close in the first half of 2015.  For more information regarding the transaction, please see our Current Report on Form 8-K dated July 30, 2014, which was filed with the Securities and Exchange Commission (the "SEC") on July 31, 2014.

During the first quarter of 2014, we made an organizational change to our leadership team in our broadcasting segment reflecting focus on our two primary businesses:  television and radio.  As a result of this organizational change, we now have four reportable segments:  television, radio, publishing and corporate.  Our television segment consists of 14 television stations in 8 states that we own or to which we provide services. Our radio segment consists of 35 radio stations in 8 states.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community publications, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.  Prior periods have been updated to reflect our new segment structure.  See Note 20 - "Segment Reporting".  For more information concerning the change in our reportable segments, please see our Current Report on Form 8-K dated and filed with the SEC on October 24, 2014.

2	ACCOUNTING PERIODS

We report on a 52-53 week fiscal year ending on the last Sunday of December in each year.  In addition, we have four quarterly reporting periods, each consisting of 13 weeks and ending on a Sunday, provided that once every six years, the fourth quarterly reporting period will be 14 weeks.

3	NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08 (ASU 2014-08) "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."  ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  We adopted this guidance in the third quarter of 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (ASU 2014-12) amending the requirement that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share as of September 28, 2014 and September 29, 2013 for class A and B common stock:

	Third Quarter Ended	Third Quarter Ended	Three Quarters Ended	Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Earnings from continuing operations	$7,046	$4,984	$23,656	$15,171
Earnings from discontinued operations, net of tax	(23)	(438)	5,977	(231)
Net earnings	$7,023	$4,546	$29,633	$14,940

Weighted average shares outstanding - Class A and B:
Basic	50,573	50,310	50,510	50,231
Impact of non-vested restricted shares and performance-based restricted stock units	202	280	202	279
Adjusted weighted average shares outstanding - Class A and B	50,775	50,590	50,712	50,510

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.14	$0.10	$0.47	$0.30
Discontinued operations	-	(0.01)	0.12	-
Net earnings per share - basic	$0.14	$0.09	$0.59	$0.30

Diluted - Class A and B common stock:
Continuing operations	$0.14	$0.10	$0.47	$0.30
Discontinued operations	-	(0.01)	0.12	-
Net earnings per share - diluted	$0.14	$0.09	$0.59	$0.30

For the third quarter and three quarters of 2014, 336 non-vested restricted class B common shares and 202 performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.

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

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories as of September 28, 2014 and December 29, 2013 consisted of the following:

	September 28, 2014	December 29, 2013

Paper and supplies	$2,417	$2,224
Work in process	36	59
Less obsolescence reserve	(63)	(92)
Inventories, net	$2,390	$2,191

7	RECEIVABLES

Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by Multichannel Video Programming Distributors ("MVPDs").  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts.  We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer's inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable and/or sales for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at September 28, 2014 and December 29, 2013 was $2,029 and $1,688, respectively.

In partial consideration for the sale of certain publishing assets of Journal Community Publishing Group, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy.  The notes receivable balance at September 28, 2014 and December 29, 2013 was $313 and $524, respectively.

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

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names.  We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize customer lists over a period of five to 15 years, non-compete agreements and franchise agreement fees over the terms of the contracts and trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of September 28, 2014.

Amortization expense was $702 and $2,115 for the third quarter and three quarters ended September 28, 2014, respectively, and $714 and $2,146 for the third quarter and three quarters ended September 29, 2013, respectively.  Estimated amortization expense for our next five fiscal years is $2,818 for 2014, $2,809 for both 2015 and 2016, and $2,784 for both 2017 and 2018.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of September 28, 2014 and December 29, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 28, 2014
Network affiliation agreements	$66,078	$(11,887)	$54,191
Customer lists	4,149	(3,746)	403
Other	2,726	(1,672)	1,054
Total	$72,953	$(17,305)	$55,648

December 29, 2013
Network affiliation agreements	$66,078	$(9,905)	$56,173
Customer lists	4,149	(3,661)	488
Other	2,726	(1,624)	1,102
Total	$72,953	$(15,190)	$57,763

Indefinite-lived Intangibles
Television and radio broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our television and radio broadcast licenses to continue indefinitely.  The net carrying amount of our television and radio broadcast licenses was $73,904 and $61,262, respectively as of both September 28, 2014 and December 29, 2013.

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

Goodwill recorded at our television, radio and publishing reporting units was $88,759, $33,009 and $2,934, respectively, as of December 29, 2013.  Television goodwill was reduced by $2,715 during the first quarter of 2014, related to the sale of stations KMIR-TV and KPSE-TV in Palm Springs, California.  As of September 28, 2014, we have $86,044 of goodwill recorded at our television reporting unit, $33,009 of goodwill recorded at our radio reporting unit, and $2,934 of goodwill recorded at our publishing reporting unit.  The valuation methodology used to estimate the fair value of our reporting units for purposes of testing goodwill for impairment requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.  These assumptions may change due to changes in market conditions and such changes may result in an impairment of our goodwill.

We determined that the fair value of television, radio and publishing segments was significantly in excess of the respective carrying value and that there was no impairment of goodwill in the third quarter of 2014.

Index
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

The following table summarized KMIR-TV and KPSE-TV's revenue and earnings before income taxes as reported in the earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	Third Quarter Ended		Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Revenue	$-	$772	$49	$3,697
Earnings (loss) before income taxes	$(39)	$(555)	$10,024	$(292)

There were no assets or liabilities reported as discontinued operations at September 28, 2014.  KMIR-TV and KPSE-TV's current assets and current liabilities reported as discontinued operations in the consolidated balance sheet at December 29, 2013 consisted of the following:

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

During the third quarter and three quarters of 2014, we recorded a pre-tax charge of $171 and $784, respectively, for workforce reduction costs in our radio and publishing operations.  Of the costs recorded in the third quarter of 2014,  $24 is included in publishing operating costs and expenses and $147 is included in publishing selling and administrative expenses.  Of the costs recorded in the three quarters of 2014, $11 is included in radio operating costs and expenses, $2 is included in television operating costs and expenses, $1 is included in television selling and administrative expenses, $404 is included in publishing operating costs and expenses, and $366 is included in publishing selling and administrative expenses. We expect payments of all such costs to be completed by the third quarter of 2015.

Activity associated with the workforce reduction and business improvements during the three quarters of 2014 is as follows:

	Balance as of December 29, 2013	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of September 28, 2014

Television	$43	$3	$(46)	$-
Radio	-	11	(11)	-
Publishing	330	770	(521)	579
Total	$373	$784	$(578)	$579

Index

12	INCOME TAXES

We file tax returns in the United States federal jurisdiction, as well as in approximately 14 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2011 through 2013 tax returns are open for federal purposes, and our 2009 through 2013 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.

As of September 28, 2014, our liability for unrecognized tax benefits was $681, which, if recognized, would have an impact on our effective tax rate.  We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  As of September 28, 2014, we had $245 accrued for interest expense and penalties.  During the third quarter of 2014, we recognized $8 in net tax expense and related interest.

As of September 28, 2014, it is reasonably possible for $926 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to either settlements with taxing authorities or expiration of statutes of limitations. During 2014 we settled two state tax refund cases and recorded refunds totaling $1,411.

13	COMMITMENTS AND CONTINGENCIES

Transactions with Scripps

Contingent upon the consummation of the transactions, we will incur an advisory fee up to $7,000.  We have not yet accrued for this advisory fee as of September 28, 2014 as it is contingent upon closing of the transactions.  In the case that we breach our obligation to consummate the Transactions, the Master Transaction Agreement may require us to pay liquidation damages of $15,800 plus expenses, subject to an overall limit of $23,500. For more information regarding the transaction, please see the Current Report on Form 8-K dated July 30, 2014, which was filed with the SEC on July 31, 2014.

In order to obtain approval from the Federal Communications Commission for Journal/Scripps transaction, Journal will be required to divest two of its broadcast stations – an FM radio station in the Wichita market and a television station in the Boise market.  Journal has requested the FCC's approval to transfer these stations to a divestiture trust in the event that the required divestitures have not been completed by the closing of the Journal/Scripps transaction.  On October 9, 2013, Journal entered into an agreement to sell one of its Wichita FM radio stations.

Journal and Scripps have also requested a waiver from the FCC to permit Scripps to continue to own WACY-TV, one of Journal's two television stations in the Green Bay market, which Journal currently owns pursuant to a waiver.

Litigation

On August 11, 2014, a putative class action suit styled Goldfinger v. Journal Communications, Inc., et al. (Case No. 14-CV-6910, State of Wisconsin, Milwaukee County) was filed against us, our Board of Directors and certain of our subsidiaries.  The suit alleges that our directors breached their fiduciary duty in connection with a proposed stock-for-stock merger between us and Scripps and the spin-off of our respective newspaper businesses into a new publicly traded company.  The complaint also purports to assert a claim against Scripps, certain of its subsidiaries, and certain affiliates of us and Scripps for allegedly aiding and abetting the breach of fiduciary duty by our directors.  The complaint seeks to enjoin the transaction or, alternatively, damages for the alleged breach of fiduciary duty.  We intend to vigorously defend against the allegations in the complaint.

14	GUARANTEES

We provided a guarantee to the landlord of our former New England publishing business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016.  As of September 28, 2014, our potential obligation pursuant to the guarantee was $413, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease.  In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer's parent entity.

Index

15	EMPLOYEE BENEFIT PLANS

The components of our net periodic benefit costs for our defined benefit and non-qualified pension plans and our postretirement health benefit plan are as follows:

	Pension Benefits		Pension Benefits
	Third Quarter Ended		Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Interest cost	$1,899	$1,752	$5,696	$5,258
Expected return on plan assets	(1,756)	(1,831)	(5,267)	(5,493)
Amortization of:
Unrecognized prior service cost	(3)	(3)	(8)	(8)
Unrecognized net loss	531	697	1,592	2,090
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$671	$615	$2,013	$1,847

We have generally funded our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During the first three quarters of 2014, we contributed $302 to our non-qualified pension plan and did not contribute to our qualified pension plan.  Based on the current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act pension legislation, we do not expect to contribute to our qualified defined benefit pension plan in 2014 or 2015.  We expect to contribute a total of $491 to our unfunded, non-qualified pension plan in 2014.

	Other Postretirement Benefits		Other Postretirement Benefits
	Third Quarter Ended		Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Service cost	$14	$14	$42	$42
Interest cost	109	95	327	285
Amortization of:
Unrecognized prior service cost	(55)	(55)	(165)	(165)
Net periodic benefit cost included in total operating costs and expenses and selling and administrative expenses	$68	$54	$204	$162

16	NOTES PAYABLE

Long-term Notes Payable to Banks

On December 5, 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of September 28, 2014, the outstanding principal amount of revolving loans drawn under the credit agreement was $3,010, and the outstanding principal amount of term loans drawn under the credit agreement was $127,500.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the senior secured credit facility incur interest at either (a) London Interbank Offered Rate ("LIBOR") plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of September 28, 2014, the pricing spread above LIBOR was 175.0 basis points.

Index
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

As of September 28, 2014 and December 29, 2013, we had borrowings of $130,510 and $194,950, respectively, under our credit facilities at an effective blended interest rate of 1.99% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3,060, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method, which is not materially different than the result utilizing the effective interest method.

We estimate the fair value of our senior secured credit facilities at September 28, 2014 to be $125,709, based on discounted cash flows using an interest rate of 3.26%.  We estimated the fair value of our senior secured credit facility at December 29, 2013 to be $187,469, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled remaining minimum principal repayments of the senior secured term loan facility as of September 28, 2014 are $3,750 in 2014, $15,000 in 2015, $15,000 in 2016, and $93,750 in 2017.

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

Seven of the subordinated notes, with an aggregate principal amount of approximately $9,664 were repaid through 2013.  On September 30, 2013, we paid the first annual installment on the remaining eight subordinated notes. As of September 28, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279. The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes at September 28, 2014 to be $13,713, based on discounted cash flows using an interest rate of 6.36%.  We estimated the fair value of the subordinated notes at December 29, 2013 to be $13,515, based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of September 28, 2014, $13,279 of the subordinated notes remains outstanding.

17	STOCK-BASED COMPENSATION

2007 Journal Communications, Inc. Omnibus Incentive Plan
The purpose of the 2007 Journal Communications, Inc. Omnibus Incentive Plan ("2007 Plan") is to promote our success by linking personal interests of our employees, officers and non-employee directors to those of our shareholders, and by providing participants with an incentive for outstanding performance.  The 2007 Plan is also intended to enhance our ability to attract, motivate and retain the services of employees, officers and directors upon whose judgment, interest and special effort the successful conduct of our operation is largely dependent.

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares, which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan ("2003 Plan") and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of September 28, 2014, there were 2,062 shares available for issuance under the 2007 Plan, though the planned transaction with Scripps prohibits the issuance of additional equity prior to close.

During the third quarter and three quarters ended September 28, 2014 we recognized $362 and $1,583 in stock-based compensation expense.  Total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 28, 2014 was $161 and $622.  During the third quarter and three quarters ended September 29, 2013, we recognized $396 and $1,689 in stock-based compensation expense.  The total income tax benefit recognized related to stock-based compensation for the third quarter and three quarters ended September 29, 2013 was $161 and $678.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of September 28, 2014, total unrecognized compensation cost related to stock-based compensation awards was $2,041, net of estimated forfeitures, which we expect to recognize over a weighted average period of 1.1 years.  Stock-based compensation expense is reported in selling and administrative expenses in our condensed consolidated statements of operations.

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

A summary of stock grant activity during the third quarter of 2014 is:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 29, 2013	435	$5.58
Granted	162	9.09
Vested	(237)	6.31
Forfeited	(24)	6.70
Non-vested at September 28, 2014	336	$7.11

Our non-vested restricted stock grants vest from one to four years from the grant date.  The total grant date fair value of shares vesting during the three quarters of 2014 was $1,475.  There was an aggregate of 226 unrestricted and non-vested restricted stock grants issued to our non-employee directors (54 shares) and employees (172 shares) in the three quarters of 2013 at a weighted average fair value of $6.40 per share, of which 107 of the non-vested restricted shares have since vested.

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

A summary of stock grant activity during the three quarters of 2014 is:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 29, 2013	151	$5.95
Granted	48	9.47
Vested	-	-
Forfeited	-	-
Non-vested at September 28, 2014	199	$6.80

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

Index
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

A summary of SAR activity during the third quarter of 2014 is:

	SARS	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (years)

Outstanding and exercisable at December 29, 2013	742	$13.30	3.9
Granted	-
Exercised	(38)	8.66
Forfeited	-
Expired	-
Outstanding and exercisable at September 28, 2014	705	$13.56	2.7

All SARs have vested.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of the third quarter of 2014 is zero because the fair market value of our class B common stock on September 28, 2014 was lower than the respective exercise price of the SARs.

Employee Stock Purchase Plan

The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 33 class B common shares sold to employees under this plan in the three quarters of 2014 at a weighted average fair value of $8.17.  As of September 28, 2014, there are 2,129 shares available for sale under the plan.  Our employee stock purchase plan has been suspended as of July 30, 2014.

18	RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599. The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly. Seven of the subordinated notes, with an aggregate principal amount of approximately $9,664 were repaid in 2012.  On September 28, 2014, we paid the first annual installment on the remaining eight subordinated notes.  As of September 28, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $13,279.  The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2014, 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.  One of the remaining subordinated notes, with an original principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5.0% of the issued and outstanding shares of our class B common stock.  David G. Meissner, a former member of the Board, who did not stand for reelection to the Board of Directors at the 2013 Annual Meeting of Shareholders, is a beneficiary and trustee of this trust.  An additional three of the remaining subordinated notes, with an original aggregate principal amount of $752, were originally issued to trusts for the benefit of Mr. Meissner's children in which Mr. Meissner serves or previously served as trustee.  The cash used for the repurchase and delivered to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner's children in which Mr. Meissner serves or previously served as trustee was $2,042.

Index

19	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, for the three quarters of 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 29, 2013	$(39,654)	$(39,654)
Amounts reclassified from accumulated other comprehensive loss	285	285
Balance as of March 30, 2014	$(39,369)	$(39,369)
Amounts reclassified from accumulated other comprehensive loss	289	289
Balance as of June 29, 2014	$(39,080)	$(39,080)
Amounts reclassified from accumulated other comprehensive loss	290	290
Balance as of September 28, 2014	$(38,790)	$(38,790)

	Defined Benefit Pension and Postretirement Plans	Total

Balance as of December 30, 2012	$(55,739)	$(55,739)
Amounts reclassified from accumulated other comprehensive loss	391	391
Balance as of March 31, 2013	$(55,348)	$(55,348)
Amounts reclassified from accumulated other comprehensive loss	390	390
Balance as of June 30, 2013	$(54,958)	$(54,958)
Amounts reclassified from accumulated other comprehensive loss	391	391
Balance as of September 29, 2013	$(54,567)	$(54,567)

The reclassification of accumulated other comprehensive loss for the third quarter of 2014 and 2013 is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Third Quarter Ended
	September 28, 2014	September 29, 2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (1)	$(473)	$(639)
Income tax expense	183	248
Total reclassifications for the period	$(290)	$(391)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 "Employee Benefit Plans" for more information. Of the costs for the third quarter ended September 28, 2014, $46 is included in television operating costs and expenses, $21 is included in radio operating costs and expenses, $211 is included in publishing operating costs and expenses, and $194 is included in selling and administrative expenses. Of the costs for the third quarter ended September 29, 2013, $70 is included in television operating costs and expenses, $46 is included in radio operating costs and expenses, $288 is included in publishing operating costs and expenses, and $235 is included in selling and administrative expenses.

The reclassification of accumulated other comprehensive loss for the three quarters of 2014 and 2013 is as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Quarters Ended
	September 28, 2014	September 29, 2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (1)	$(1,419)	$(1,917)
Income tax expense	555	745
Total reclassifications for the period	$(864)	$(1,172)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 14 "Employee Benefit Plans" for more information. Of the costs for the three quarters ended September 28, 2014, $145 is included in television operating costs and expenses, $66 is included in radio operating costs and expenses, $634 is included in publishing operating costs and expenses, and $573 is included in selling and administrative expenses. Of the costs for the three quarters ended September 29, 2013, $199 is included in television operating costs and expenses, $133 is included in radio operating costs and expenses, $876 is included in publishing operating costs and expenses, and $709 is included in selling and administrative expenses.

Index

20	SEGMENT REPORTING

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

The following tables summarize revenue, operating earnings (loss), depreciation and amortization, and capital expenditures for the third quarter and three quarters ended September 28, 2014 and September 29, 2013 and identifiable total assets as of September 28, 2014 and December 29, 2013:

	Third Quarter Ended		Three Quarters Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Revenue
Television	$47,952	$39,050	$140,868	$121,478
Radio	21,616	20,568	57,021	56,288
Publishing	35,684	37,739	108,920	112,717
Corporate eliminations	(114)	(437)	(360)	(582)
	$105,138	$96,920	$306,449	$289,901

Operating earnings (loss)
Television	$12,107	$5,156	$36,010	$20,501
Radio	4,058	3,496	10,246	9,736
Publishing	2,594	3,203	5,823	7,141
Corporate	(4,601)	(1,768)	(8,508)	(5,986)
	$14,158	$10,087	$43,571	$31,392

Depreciation and amortization
Television	$3,196	$3,228	$9,635	$9,650
Radio	506	539	1,480	1,642
Publishing	1,612	1,772	4,984	5,257
Corporate	119	174	355	519
	$5,433	$5,713	$16,454	$17,068

Capital expenditures
Television	$1,738	$2,164	$4,488	$5,367
Radio	649	353	1,418	714
Publishing	18	317	461	2,251
Corporate	60	42	66	74
	$2,465	$2,876	$6,433	$8,406

	September 28, 2014	December 29, 2013
Identifiable total assets
Television	$340,173	$356,032
Radio	113,967	111,473
Publishing	90,114	96,991
Corporate & discontinued operations	24,918	31,522
	$569,172	$596,018

21	SUBSEQUENT EVENTS

On October 10, 2014, we entered into an agreement with Envision Broadcast Network, LLC in Wichita, Kansas to sell radio station KFTI-FM.  Journal Broadcast Group is required to divest one FM station in its Wichita cluster as a result of the announced transaction between Journal Communications and The E.W. Scripps Company, in order to comply with the FCC's ownership limits.  As part of that transaction, Journal Broadcast Group's TV and radio stations will become part of Scripps, and both companies' newspaper operations will be spun off and then merge to form a new public company called Journal Media Group.  The transaction is expected to close in 2015.  The sale of KFTI-FM is contingent on FCC approval.

In the fourth quarter of 2014, we implemented a voluntary severance program within our publishing reportable segment. We expect to record a workforce reduction charge of approximately $2,200 to $2,500 in the fourth quarter of 2014.

Index

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the third quarter ended September 28, 2014, including the notes thereto, and our Annual Report on Form 10-K for the year ended December 29, 2013.

More information regarding our business is available at www.journalcommunications.com.  We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader's own internet access charges, through a link appearing on our website.  We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following as well as those contained in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 29, 2013, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report):

●
the possibility that the proposed spin and merger transactions with The E.W. Scripps Company ("Scripps") do not close (including, but not limited to, due to the failure to satisfy the closing conditions), disruption from the proposed transactions making it more difficult to maintain our business and operational relationships, and the risk that unexpected costs will be incurred during this process;

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

●	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;
●	our pension plan assets and on the availability of capital;
●	our ability to remain in compliance with the terms of our credit agreement;
●	changes in interest rates or statutory tax rates;
●	the outcome of pending or future litigation;
●	energy costs;
●	the availability and effect of investments, dispositions and other capital expenditures on our results of operations, financial conditions or stock price; and
●	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q and which we undertake no duty to update.

Index
Overview

Our business segments are consistent with the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Our television segment consists of 14 television stations in 8 states that we own or provide services to.  Our radio segment, operating in 8 states, consists of 35 radio stations.  Results from our digital media assets are included in our television, radio and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin, as well as print facilities in West Milwaukee and Waupaca, Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the television and radio industries is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, television retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers' budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations in particular.  Our television and radio businesses are also affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.

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

In recent years, newspaper industry fundamentals have declined as a result of the 2009 recession and secular industry changes.  Retail and classified run-of-press ("ROP") advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation volume declines and online competition have also negatively impacted newspaper industry revenues.  We do not expect that revenues at our publishing business will return to revenue levels reported in 2013 or prior years given the secular changes affecting the newspaper industry.

On July 30, 2014, we entered into an agreement with Scripps to merge our broadcast operations and spin-off and then merge our newspaper businesses, creating two separately traded public companies. The merged broadcast and digital media company, based in Cincinnati, Ohio, will retain the Scripps name.  The newspaper company will be called Journal Media Group and will combine Scripps' daily newspapers, community publications and related digital products in 13 markets with Journal Communications' Milwaukee Journal Sentinel, Wisconsin community publications and affiliated digital products. The company will be headquartered in Milwaukee, Wisconsin.

In connection with the transactions, each share of our then outstanding class A and class B common stock will receive 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share then outstanding will receive 0.2500 shares of Journal Media Group common stock.  Immediately following consummation of the transactions, holders of our common stock will own approximately 41.0% of the common shares of Journal Media Group and approximately 31.0% of the common shares of Scripps, in the form of Scripps class A common shares.   Scripps shareholders will retain approximately 69.0% ownership in Scripps, with the Scripps family retaining its controlling interest in Scripps through its ownership of common voting shares.  Scripps shareholders will own approximately 59.0% of the common shares of Journal Media Group. Journal Media Group will have one class of stock and no controlling shareholder.

The boards of directors of both companies have approved the transactions, which are subject to customary regulatory and shareholder approvals. We expect the transaction with Scripps to close in the first half of 2015.

Index

Results of Operations

Third Quarter Ended September 28, 2014 compared to the Third Quarter Ended September 29, 2013

Our consolidated revenue in the third quarter of 2014 was $105.1 million, an increase of $8.2 million, or 8.5%, compared to $96.9 million in the third quarter of 2013.  Our consolidated operating costs and expenses in the third quarter of 2014 were $57.6 million, an increase of $1.0 million, or 1.7%, compared to $56.6 million in the third quarter of 2013.  Our consolidated selling and administrative expenses in the third quarter of 2014 were $33.4 million, an increase of $3.2 million, or 10.6%, compared to $30.2 million in the third quarter of 2013.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the third quarter of 2014 and the third quarter of 2013:

		Percent of		Percent of
		Total		Total
	2014	Revenue	2013	Revenue
	(dollars in millions)

Revenue:
Television	$48.0	45.6%	$39.0	40.3%
Radio	21.6	20.6	20.6	21.2
Publishing	35.6	33.9	37.7	38.9
Corporate eliminations	(0.1)	(0.1)	(0.4)	(0.4)
Total revenue	105.1	100	96.9	100.0

Total operating costs and expenses	57.6	54.7	56.6	58.4
Selling and administrative expense	33.4	31.8	30.2	31.1
Total operating costs and expenses and selling and
administrative expenses	91.0	86.5	86.8	89.6
Total operating earnings	$14.1	13.5%	$10.1	10.4%

Revenue from our television business increased $9.0 million in the third quarter of 2014 compared to the third quarter of 2013. The increase was primarily due to $4.3 million in increased retransmission revenue and $3.6 million of increased political and issue advertising revenue. Total expenses from our television business increased 5.5% in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increases in network fees.  Operating earnings from our television business increased $6.8 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased retransmission and political and issue advertising revenue.

Revenue from our radio business increased $1.0 million in the third quarter of 2014 compared to the third quarter of 2013. The increase was due primarily to increases in local advertising revenue. Total expenses from our radio business increased 2.9% in the third quarter of 2014 compared to the third quarter of 2013 primarily due to  increases in programming rights fees and a one-time gain on an asset disposal in 2013 offset by a building impairment charge of $0.2 million recorded in 2013.  Operating earnings from our radio business increased $0.6 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased local and political and issue advertising revenue.

In the third quarter of 2014, our publishing advertising and circulation revenue were down due to volume declines.  Total advertising revenue was $18.4 million in the third quarter of 2014 and $19.8 million in the third quarter of 2013. Retail advertising revenue decreased $1.2 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to a decrease in spending from a large advertiser and cycling a strong Q3 performance from 2013. Classified advertising revenue decreased in the third quarter of 2014 by $0.1 million compared to the third quarter of 2013. The declines were in the real estate, rentals and employment categories.  Publishing digital advertising revenue of $3.1 million increased 2.0%, primarily due to increases in digital retail sponsorships and other revenue, partially offset by declines in classified digital advertising and real estate revenue.  National advertising revenue decreased $0.1 million in the third quarter of 2014 due to declines in preprint revenue. Circulation revenue at our daily newspaper decreased $0.5 million in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a decline in circulation volume.  Commercial distribution revenue was essentially flat when compared to the third quarter of 2013. Commercial print revenue decreased $0.2 million compared to the third quarter of 2013.  Total expenses at our publishing businesses decreased $1.4 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to expense savings from materials, delivery expenses, payroll and other cost saving efforts.  Operating earnings at our publishing business decreased $0.6 million in the third quarter of 2014 compared to the third quarter of 2013 mainly due to decreased circulation and retail advertising revenue.

The increase in total operating costs and expenses for the company in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to employee-related costs.  The increase in selling and administrative expenses was primarily due to $3.2 million of transaction related costs.

Index
Our consolidated operating earnings were $14.1 million in the third quarter of 2014, an increase of $4.0 million, or 40.4%, compared to $10.1 million in the third quarter of 2013.  The following table presents our operating earnings by segment for the third quarter of 2014 and the third quarter of 2013:

	2014	2013
	(dollars in millions)

Television	$12.0	$5.2
Radio	4.1	3.5
Publishing	2.6	3.2
Corporate	(4.6)	(1.8)
Total operating earnings	$14.1	$10.1

The increase in total operating earnings was primarily due to the increase in retransmission and political and issue advertising revenue at our television business, partially offset by a $3.1 million increase in transaction related costs in the third quarter of 2014 compared to the third quarter of 2013.

EBITDA in the third quarter of 2014 was $19.5 million, an increase of $3.7 million, or 24.0%, compared to $15.8 million in the third quarter of 2013.  We define EBITDA as net earnings excluding earnings from discontinued operations, net, provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the third quarter of 2014 and the third quarter of 2013:

	2014	2013
	(dollars in millions)

Net earnings from continuing operations (1)	$7.0	$5.0
Provision for income taxes	5.7	3.2
Total other expense, net	1.4	1.9
Depreciation	4.7	5.0
Amortization	0.7	0.7
EBITDA	$19.5	$15.8

(1) Included in net earnings for the third quarter of 2014 are transaction related costs of $3.2 million and workforce reduction charges of $0.2 million.  Included in net earnings for the third quarter of 2013 are pre-tax charges for transaction and integration related costs of $0.1 million and workforce reduction charges of $0.1 million.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Television

Revenue from television in the third quarter of 2014 was $48.0 million, an increase of $9.0 million, or 22.8%, compared to $39.0 million in the third quarter of 2013.  Operating earnings from television in the third quarter of 2014 were $12.0 million, an increase of $6.8 million, or 134.8%, compared to $5.2 million in the third quarter of 2013.

Index

The following table presents our television revenue and operating earnings for the third quarter of 2014 and the third quarter of 2013:

	Third Quarter		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$48.0	$39.0	22.8%

Operating earnings	$12.0	$5.2	134.8%

Revenue increased in all nine of our television markets.  On a consolidated basis, political and issue advertising revenue increased $3.6 million, retransmission revenue increased $4.3 million, or 82.0%, local revenue increased $0.4 million, or 1.8%, national revenue increased $0.4 million, or 4.3%, and other revenue increased $0.1 million, or 19.2%, each compared to the third quarter of 2013. The increase in retransmission revenue was due to rate increases resulting from negotiated contracts with MVPDs. Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically the political and issue, telecommunications and professional services categories, partially offset by decreases in the food products and automotive categories.  On a consolidated basis, automotive advertising revenue represented 18.9% of total television revenue in the third quarter of 2014 compared to 23.9% in the third quarter of 2013.  Automotive advertising revenue was $9.1 million in the third quarter of 2014, a decrease of $0.3 million, or 2.9%, compared to $9.4 million in the third quarter of 2013.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $1.0 million in the third quarter of 2014, an increase of 22.4%, compared to $0.9 million in the third quarter of 2013.  Digital revenue is reported in local advertising revenue.

The increase in operating earnings was primarily due to a $4.3 million increase in retransmission revenue and a $3.6 million increase in political and issue advertising revenue.  Total television expenses in the third quarter of 2014 increased $2.0 million, or 5.5%, compared to the third quarter of 2013, primarily due to increased network fees and employee-related expenses.

Radio

Revenue from radio in the third quarter of 2014 was $21.6 million, an increase of $1.0 million, or 5.1%, compared to $20.6 million in the third quarter of 2013.  Operating earnings from radio in the third quarter of 2014 were $4.1 million, an increase of $0.6 million, or 16.1%, compared to $3.5 million in the third quarter of 2013.

The following table presents our radio revenue and operating earnings for the third quarter of 2014 and the third quarter of 2013:

	Third Quarter		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$21.6	$20.6	5.1%

Operating earnings	$4.1	$3.5	16.1%

Revenue increased in four of our eight radio markets.  On a consolidated basis, local advertising revenue increased $0.6 million, or 3.3%, political and issue advertising revenue increased $0.3 million, or 558.0%, and other revenue increased $0.1 million, or 13.8%, each compared to the third quarter of 2013.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the political and issue, medical and automotive categories, partially offset by decreases in the financial, furniture & electronics and restaurants categories.  On a consolidated basis, automotive advertising represented 15.1% of total radio revenue in the third quarter of 2014 compared to 15.3% in the third quarter of 2013.  Automotive advertising revenue was $3.3 million in the third quarter of 2014 and $3.1 million in the third quarter of 2013.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue grew 30.8% and was $0.8 million in the third quarter of 2014 and $0.6 million in the third quarter of 2013.  Digital revenue is reported in local advertising revenue.

Index

The increase in operating earnings was primarily due to the increase in local and political and issue advertising revenue. Total radio expenses in the third quarter of 2014 increased $0.5 million, or 2.9%, compared to the third quarter of 2013, primarily due to increases in programming rights fees and a one-time gain on an asset disposal in 2013.

Publishing

Revenue from publishing in the third quarter of 2014 was $35.6 million, a decrease of $2.1 million, or 5.4%, compared to $37.7 million in the third quarter of 2013.  Operating earnings from publishing were $2.6 million in the third quarter of 2014, a decrease of $0.6 million, or 19.0%, compared to $3.2 million in the third quarter of 2013.

The following table presents our publishing revenue by category and operating earnings for the third quarter of 2014 and the third quarter of 2013:

	Third Quarter
			Percent Change
	2014	2013	Total
Advertising revenue:
Retail	$14.3	$15.5	(7.0)%
Classified	3.6	3.7	(4.2)
National	0.5	0.6	(11.5)
Total advertising revenue	18.4	19.8	(6.6)
Circulation revenue	12.1	12.6	(4.0)
Other revenue	5.1	5.3	(4.4)
Total revenue	$35.6	$37.7	(5.4)%

Operating earnings	$2.6	$3.2	(19.0)%

Retail advertising revenue in the third quarter of 2014 was $14.3 million, a decrease of $1.2 million, or 7.0% compared to $15.5 million in the third quarter of 2013, primarily due to the retail advertising revenue decreases at our daily newspaper.

As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the third quarter of 2014 compared to the third quarter of 2013.  Classified advertising revenue in the third quarter of 2014 was $3.6 million, a decrease of $0.1 million, or 4.2%, compared to $3.7 million in the third quarter of 2013, primarily due to real estate, rentals and employment advertising decreases.

Total retail and classified digital advertising revenue at our daily newspaper was $3.1 million in the third quarter of 2014 and $3.0 million in the third quarter of 2013.  Digital retail advertising revenue increased 3.5% compared to the third quarter of 2013, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 2.6% compared to the third quarter of 2013 due to a decrease in employment related advertising.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $0.5 million in the third quarter of 2014, a decrease of $0.1 million, or 11.5%, compared to $0.6 million in the third quarter of 2013.

Circulation revenue accounted for 34.0% of total publishing revenue in the third quarter of 2014 compared to 33.5% in the third quarter of 2013.  Circulation revenue was $12.1 million in the third quarter of 2014, a decrease of $0.5 million, or 4.0%, compared to $12.6 million in the third quarter of 2013.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 14.3% of publishing revenue in the third quarter of 2014 compared to 14.1% in the third quarter of 2013.  Other revenue was $5.1 million in the third quarter of 2014, a decrease of $0.2 million, or 4.4%, compared to $5.3 million in the third quarter of 2013.

Publishing operating earnings in the third quarter of 2014 were $2.6 million, a decrease of $0.6 million, or 19.0%, compared to $3.2 million in the third quarter of 2013.  The decrease in operating earnings was primarily due to decreased circulation and retail advertising revenue.  Total expenses decreased $1.4 million the third quarter of 2014 as compared to the third quarter of 2013, primarily due to expense savings in materials, payroll and delivery expenses.  Total newsprint and paper costs for our publishing business was $3.4 million in the third quarter of 2014 compared to $3.9 million in the third quarter of 2013.  There was a 8.6% decrease in newsprint and paper consumption and a 3.4% decrease in average newsprint and paper pricing per metric ton.

Index
Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations. Revenue and expense eliminations were $0.1 million in the third quarter of 2014 and $0.4 million in the third quarter of 2013. The unallocated expenses were $4.6 million in the third quarter of 2014 and $1.8 million in the third quarter of 2013. Transaction related costs were $3.2 million in the third quarter of 2014. We expect to incur additional significant fees and expenses related to the Scripps transaction.

Other Income and Expense and Income Taxes

Interest expense was $1.4 million in the third quarter of 2014 compared to $1.9 million in the third quarter of 2013.  The decrease in interest expense was due to a decrease in borrowings and lower interest costs.  Amortization of deferred financing costs, which is reported in interest expense, was $0.3 million in the third quarter of 2014 and $0.2 million in the third quarter of 2013.

Our effective tax rate was 44.6% in the third quarter of 2014 compared to 39.2% in the third quarter of 2013.  The increase in our effective tax rate is attributable to non-deductible transaction costs.

Discontinued Operations

Effective January 1, 2014, we closed on sale of stations KMIR-TV and KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC, for $17.0 million in cash and certain other contingent considerations.  We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.

Earnings from discontinued operations, net of income tax expense, were $0.5 million in the third quarter of 2013 due to the after tax gain on the sale.  The loss and income tax expense from discontinued operations in the third quarter of 2014 was minimal.

Net Earnings

Our net earnings in the third quarter of 2014 were $7.0 million, an increase of $2.5 million, or 54.5%, compared to $4.5 million in the third quarter of 2013.  The increase was due to higher operating earnings for the reasons described above.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were both $0.14 in the third quarter of 2014 for continuing operations. Basic and diluted net earnings per share of class A and B common stock were $0.10 and ($0.01) in the three quarters of 2013 for continuing operations and discontinued operations, respectively. There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the third quarter of 2014.

Three Quarters Ended September 28, 2014 compared to the Three Quarters Ended September 29, 2013

Our consolidated revenue in the three quarters of 2014 was $306.4 million, an increase of $16.5 million, or 5.7%, compared to $289.9 million in the three quarters of 2013.  Our consolidated operating costs and expenses in the three quarters of 2014 were $165.5 million, an increase of $2.1 million, or 1.3%, compared to $163.4 million in the three quarters of 2013.  Our consolidated selling and administrative expenses in the three quarters of 2014 were $97.3 million, an increase of $2.2 million, or 2.3%, compared to $95.1 million in the three quarters of 2013.

The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for the three quarters of 2014 and the three quarters of 2013:

		Percent of		Percent of
		Total		Total
	2014	Revenue	2013	Revenue
	(dollars in millions)

Revenue:
Television	$140.9	46.0%	$121.5	41.9%
Radio	57.0	18.6	56.3	19.4
Publishing	108.9	35.5	112.7	38.9
Corporate eliminations	(0.4)	(0.1)	(0.6)	(0.2)
Total revenue	306.4	100.0	289.9	100.0

Total operating costs and expenses	165.5	54.0	163.4	56.4
Selling and administrative expense	97.3	31.7	95.1	32.8
Total operating costs and expenses and selling and administrative expenses	262.8	85.8	258.5	89.2
Total operating earnings	$43.6	14.2%	$31.4	10.8%

Index
Revenue from our television business increased $19.4 million in the three quarters of 2014 compared to the three quarters of 2013. The increase was due to $13.2 million in increased retransmission revenue, $2.6 million of Olympics revenue, $5.0 million of increased political and issue advertising revenue and $0.5 of increased other revenue, partially offset by a $0.5 million decrease in local revenue and a $1.0 million decrease in national revenue.  Total expenses from our television business increased 3.6% in the three quarters of 2014 compared to the three quarters of 2013, primarily due to increases in network fees.  Operating earnings from our television business increased $15.4 million in the three quarters of 2014 compared to the three quarters of 2013, primarily due to increased retransmission revenue and political and issue advertising revenue.

Revenue from our radio business increased $0.7 million in the three quarters of 2014 compared to the three quarters of 2013. The increase was due primarily to increases in local and political and issue advertising revenue. Total expenses from our radio business increased 0.5% in the three quarters of 2014 compared to the three quarters of 2013 primarily due to an increase in sports rights fees. Operating earnings from our radio business increased $0.6 million in the three quarters of 2014 compared to the three quarters of 2013.

In the three quarters of 2014, our publishing revenue was down $3.8 million due to declines in advertising and circulation revenue.  Total advertising revenue was $56.5 million in the three quarters of 2014 and $58.5 million in the three quarters of 2013. Retail advertising revenue decreased $1.2 million in the three quarters of 2014 compared to the three quarters of 2013, primarily due to a decrease in advertising from a large advertiser and reduced spending from the healthcare segment.  Classified advertising revenue decreased in the three quarters of 2014 by $0.6 million compared to the three quarters of 2013.  The declines were in both the employment and real estate & rentals categories.  Publishing digital advertising revenue of $9.6 million increased 3.0%, primarily due to increases in digital retail sponsorships and other revenue, partially offset by declines in classified digital advertising revenue. National advertising revenue decreased $0.2 million in the three quarters of 2014 due to a decline in preprints.  Circulation revenue at our daily newspaper decreased $1.5 million in the three quarters of 2014 compared to the three quarters of 2013 primarily due to a decline in circulation volume. Commercial distribution revenue was essentially flat compared to the three quarters of 2013. Commercial print revenue decreased $0.3 million in the three quarters of 2014 compared to the three quarters of 2013.  Total expenses at our publishing businesses decreased $2.5 million in the three quarters of 2014 compared to the three quarters of 2013, primarily due to expense savings from materials, delivery expenses, payroll and other cost saving efforts.  Operating earnings at our publishing business decreased $1.3 million in the three quarters of 2014 compared to the three quarters of 2013 mainly due to decreased circulation and retail advertising revenue.

The increase in total operating costs and expenses for the company in the three quarters of 2014 compared to the three quarters of 2013 was primarily due to increased network fees.  The increase in selling and administrative expenses was primarily due to $3.5 million of transaction related costs.

Our consolidated operating earnings were $43.6 million in the three quarters of 2014, an increase of $12.2 million, or 38.8%, compared to $31.4 million in the three quarters of 2013.  The following table presents our operating earnings by segment for the three quarters of 2014 and the three quarters of 2013:

	2014	2013
	(dollars in millions)

Television	$36.0	$20.6
Radio	10.3	9.7
Publishing	5.8	7.1
Corporate	(8.5)	(6.0)
Total operating earnings	$43.6	$31.4

Index
The increase in total operating earnings was primarily due to the increase in retransmission, political and issue advertising and Olympics advertising revenue at our television business.

EBITDA in the three quarters of 2014 was $60.0 million, an increase of $11.5 million, or 23.9%, compared to $48.5 million in the three quarters of 2013.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for the three quarters of 2014 and the three quarters of 2013:

	2014	2013
	(dollars in millions)

Net earnings from continuing operations (1)	$23.6	$15.1
Provision for income taxes	15.3	10.2
Total other expense, net	4.7	6.1
Depreciation	14.3	15.0
Amortization	2.1	2.1
EBITDA	$60.0	$48.5

(1) Included in net earnings for the three quarters of 2014 are transaction related costs of $3.5 million and workforce reduction charges of $0.8 million.  Included in net earnings for the three quarters of 2013 are pre-tax charges for transaction and integration related costs of $1.7 million, workforce reduction charges of $0.8 million and a long-lived asset impairment charge of $0.2 million.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Television

Revenue from television in the three quarters of 2014 was $140.9 million, an increase of $19.4 million, or 16.0%, compared to $121.5 million in the three quarters of 2013.  Operating earnings from television in the three quarters of 2014 were $36.0 million, an increase of $15.4 million, or 75.6%, compared to $20.6 million in the three quarters of 2013.

The following table presents our television revenue and operating earnings for the three quarters of 2014 and the three quarters of 2013:

	Three Quarters		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$140.9	$121.5	16.0%

Operating earnings	$36.0	$20.6	75.6%

Revenue increased in all nine of our television markets.  On a consolidated basis, retransmission revenue increased $13.2 million, or 82.7%, Olympics revenue was $2.6 million, political and issue advertising revenue increased $5.0 million, or 513.3%, and other revenue increased $0.1 million, or 12.1%, each compared to the three quarters of 2013. The increase in retransmission revenue was due to rate increases resulting from negotiated contracts with MVPDs. Partially offsetting these revenue increases were decreases in national advertising revenue of $1.0 million, or 3.8%, and local revenue of $0.5 million, or 0.7%, each compared to the three quarters of 2013. Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  In those years, as the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.

Our television stations experienced advertising revenue increases in a number of categories, specifically the political and issue, telecommunications and professional services categories, partially offset by decreases in the restaurants, media and retail categories.  On a consolidated basis, automotive advertising revenue represented 19.1% of total television revenue in the three quarters of 2014 compared to 21.9% in the three quarters of 2013.  Automotive advertising revenue was $27.0 million in the three quarters of 2014, an increase of $0.4 million, or 1.6%, compared to $26.6 million in the three quarters of 2013.  Our television stations are working to grow their local customer base by creating new local content, digital products and programs that combine television with digital platforms.  On a consolidated basis, digital revenue was $3.2 million in the three quarters of 2014, an increase of 21.8%, compared to $2.6 million in the three quarters of 2013.  Digital revenue is reported in local advertising revenue.

The increase in operating earnings was primarily due to a $13.2 million increase in retransmission revenue, a $5.0 increase in political and issue advertising revenue and $2.6 million in Olympics revenue.  Total television expenses in the three quarters of 2014 increased $3.6 million, or 3.6%, compared to the three quarters of 2013, primarily due to increased network fees.

Index
Radio

Revenue from radio in the three quarters of 2014 was $57.0 million, an increase of $0.7 million, or 1.3%, compared to $56.3 million in the three quarters of 2013.  Operating earnings from radio were $10.3 million in the three quarters of 2014 and $9.7 in the three quarters of 2013.

The following table presents our radio revenue and operating earnings for the three quarters of 2014 and the three quarters of 2013:

	Three Quarters		Percent
	2014	2013	Change Total
	(dollars in millions)

Revenue	$57.0	$56.3	1.3%

Operating earnings	$10.3	$9.7	5.2%

Revenue increased in five of our eight radio markets.  On a consolidated basis, local advertising revenue increased $0.6 million, or 1.1%, political and issue advertising revenue increased $0.4 million, or 169.3%, and other revenue increased $0.2 million, or 8.5%, each compared to the three quarters of 2013.  Partially offsetting this revenue increase was a decrease in national revenue of $0.4 million, or 8.3% compared to the three quarters of 2013.

Our radio stations experienced advertising revenue increases in a number of categories, specifically in the medical, home products and political and issue categories, partially offset by decreases in the professional services and restaurants categories.  On a consolidated basis, automotive advertising represented 15.2% of total radio revenue in the three quarters of 2014 compared to 15.3% in the three quarters of 2013.  Automotive advertising revenue was $8.7 million in the three quarters of 2014 and $8.6 million in the three quarters of 2013.  Our radio stations are working to grow their local customer base by creating new local content, digital products and programs that combine radio with digital platforms.  Digital revenue grew 17.8% and was $2.2 million in the three quarters of 2014 and $1.9 million in the three quarters of 2013.  Digital revenue is reported in local advertising revenue.

The increase in operating earnings was primarily due to the increase in local and political and issue advertising revenue.  Total radio expenses in the three quarters of 2014 increased $0.4 million, or 0.9%, compared to the three quarters of 2013, primarily due to an increase in sports rights fees.

Publishing

Revenue from publishing in the three quarters of 2014 was $108.9 million, a decrease of $3.8 million, or 3.4%, compared to $112.7 million in the three quarters of 2013.  Operating earnings from publishing were $5.8 million in the three quarters of 2014, a decrease of $1.3 million, or 18.5%, compared to $7.1 million in the three quarters of 2013.

The following table presents our publishing revenue by category and operating earnings for the three quarters of 2014 and the three quarters of 2013:

	Three Quarters
			Percent
			Change
	2014	2013	Total
	(dollars in millions)
Advertising revenue:
Retail	$44.3	$45.5	(2.7)%
Classified	10.6	11.2	(5.1)
National	1.6	1.8	(11.7)
Total advertising revenue	56.5	58.5	(3.4)
Circulation revenue	35.7	37.2	(4.1)
Other revenue	16.7	17.0	(1.6)
Total revenue	$108.9	$112.7	(3.4)%

Operating earnings	$5.8	$7.1	(18.5)%

Index
Retail advertising revenue in the three quarters of 2014 was $44.3 million, a decrease of $1.2 million, or 2.7% compared to $45.5 million in the three quarters of 2013, primarily due to retail advertising revenue decreases at our daily newspaper.

As a result of the ongoing secular trend of classified advertising transitioning to the internet and the current economic environment, our publishing businesses experienced a decrease in ROP classified advertising revenue in the three quarters of 2014 compared to the three quarters of 2013.  Classified advertising revenue in the three quarters of 2014 was $10.6 million, a decrease of $0.6 million, or 5.1%, compared to $11.2 million in the three quarters of 2013, primarily due to declines in both the employment and real estate & rentals categories.

Total retail and classified digital advertising revenue at our daily newspaper was $9.4 million in the three quarters of 2014 and $9.2 million in the three quarters of 2013.  Digital retail advertising revenue increased 6.9% compared to the three quarters of 2013, primarily due to increases in retail sponsorships and other digital revenue.  Digital classified advertising revenue decreased 8.2% compared to the three quarters of 2013 due to a decrease in employment related advertising.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $1.6 million in the three quarters of 2014, a decrease of $0.2 million, or 11.7%, compared to $1.8 million in the three quarters of 2013.  The decrease was primarily due to a decrease in preprint revenue.

Circulation revenue accounted for 32.7% of total publishing revenue in the three quarters of 2014 compared to 33.0% in the three quarters of 2013.  Circulation revenue was $35.7 million in the three quarters of 2014, a decrease of $1.5 million, or 4.1%, compared to $37.2 million in the three quarters of 2013.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 15.4% of publishing revenue in the three quarters of 2014 compared to 15.1% in the three quarters of 2013.  Other revenue was $16.7 million in the three quarters of 2014, a decrease of $0.3 million, or 1.6%, compared to $17.0 million in the three quarters of 2013.

Publishing operating earnings in the three quarters of 2014 were $5.8 million, a decrease of $1.3 million, or 18.5%, compared to $7.1 million in the three quarters of 2013.  The decrease in operating earnings was primarily due to decreased circulation and retail advertising revenue.  Total expenses decreased $2.5 million the three quarters of 2014 as compared to the three quarters of 2013, primarily due to expense savings in materials, payroll and delivery expenses.  Total newsprint and paper costs for our publishing business was $10.7 million in the three quarters of 2014 compared to $11.6 million in the three quarters of 2013.  There was a 6.0% decrease in newsprint and paper consumption and a 1.8% decrease in average newsprint and paper pricing per metric ton.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, expenses related to corporate governance and revenue eliminations. Revenue and expense eliminations were $0.4 million in the three quarters of 2014 compared to $0.6 million in the three quarters of 2013. The unallocated expenses were $8.5 million in the three quarters of 2014 and $6.0 million in the three quarters of 2013. Transaction related costs were $3.5 million in the three quarters of 2014 compared to $1.7 million in the three quarters of 2013. We expect to incur additional significant fees and expenses related to the Scripps transaction.

Other Income and Expense and Income Taxes

Interest expense was $4.7 million in the three quarters of 2014 compared to $5.9 million in the three quarters of 2013.  The decrease in interest expense was due to a decrease in borrowings.  Amortization of deferred financing costs, which is reported in interest expense, was $0.8 million in both the three quarters of 2014 and the three quarters of 2013.

Our effective tax rate was 39.2% in the three quarters of 2014 compared to 40.0% in the three quarters of 2013.

Discontinued Operations

Effective January 1, 2014, we closed on sale of stations KMIR-TV and KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC, for $17.0 million in cash and certain other contingent considerations.  We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.

Earnings from discontinued operations, net of income tax expense, were $6.0 million in the three quarters of 2014 due to the after tax gain on the sale compared to ($0.2) million in the three quarters of 2013 .  Income tax expense was $4.0 million in the three quarters of 2014 compared to ($0.1) million in the three quarters of 2013.

Index

Net Earnings

Our net earnings in the three quarters of 2014 were $29.6 million, an increase of $14.7 million, or 98.3%, compared to $14.9 million in the three quarters of 2013.  The increase was due to higher operating earnings for the reasons described above.

Earnings per Share for Class A and B Common Stock

Basic and diluted net earnings per share of class A and B common stock were $0.47 and $0.12 in the three quarters of 2014 for continuing operations and discontinued operations, respectively.  There were no basic and diluted earnings per share of class A and B common stock from discontinued operations in the three quarters of 2013.  In the three quarters of 2013, basic and diluted net earnings per share of class A and B common stock were both $0.30 for continuing operations.

Liquidity and Capital Resources

Our cash balance was $1.7 million as of September 28, 2014.  We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $197.0 million as of September 28, 2014 will meet our current needs.  Through the third quarter of 2014, we reduced our notes payable to banks by $64.4 million.  We expect to use our operating cash flow to pay down our notes payable to banks, invest resources in our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants. Additionally, in connection with the transactions with Scripps, we expect to incur legal and professional fees associated with the transactions. Contingent upon the consummation of the transactions with Scripps and dependent upon the fair market value of the aggregate consideration received by our shareholders, we will incur an advisory fee of up to $7.0 million.

Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we had initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10% per annum payable quarterly with the balance due at maturity.  As of September 28, 2014, the outstanding principal amount of revolving loans drawn under the credit agreement was $3.0 million, and the outstanding principal amount of term loans drawn under the credit agreement was $127.5 million.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the secured credit facility incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of September 28, 2014, the pricing spread above LIBOR was 175.0 basis points.

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

As of September 28, 2014, we were in compliance with the financial covenants of the senior secured credit facilities.  The senior secured credit facilities contain the following financial covenants, which remain constant over the term of the agreement:

●
A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments.  As of September 28, 2014, our consolidated funded debt ratio was 1.97-to-1.

●
A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended.  This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments to consolidated interest expense.  As of September 28, 2014, our interest coverage ratio was 13.84-to-1.

Index

As of September 28, 2014 and December 29, 2013, we had borrowings of $130.5 million and $195.0 million, respectively, under our senior secured credit facilities at a current effective blended interest rate of 1.99% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $3.1 million, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method.

We estimate the fair value of our senior secured credit facilities at September 28, 2014 to be $125.7 million, based on discounted cash flows using an interest rate of 3.26%.  We estimated the fair value of our secured credit facility at December 29, 2013 to be $187.5 million, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us, including with regard to the exercise of the accordion feature.  In such an event, our liquidity could be constrained with an adverse impact on our ability to operate our businesses.

Unsecured Subordinated Notes Payable

We estimate the fair value of the unsecured subordinated notes at September 28, 2014 to be $13.7 million, based on discounted cash flows using an interest rate of 6.36%.  We estimated the fair value of the unsecured subordinated notes at December 29, 2013 to be $13.5 million, based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.  As of September 28, 2014 and December 29, 2013, $13.3 million of the unsecured subordinated notes remain outstanding.

We have $1.7 million of standby letters of credit for business insurance purposes.

Workforce Reductions and Business Improvements

We expect that our liability for workforce reduction costs of $0.8 million as of September 28, 2014 will be paid by the third quarter of 2015.  The ongoing activity of our liability for workforce reduction costs during the three quarters of 2014 was as follows:

	Balance as of December 29, 2013	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of September 28, 2014
	(dollars in millions)

Television	$0.1	$-	$(0.1)	$-
Radio	-	-	-	-
Publishing	0.3	0.8	(0.5)	0.6
Total	$0.4	$0.8	$(0.6)	$0.6

Dividends

In April 2009, our board of directors suspended dividends on our class A and class B shares. In connection with the transactions with Scripps, we are precluded from declaring or paying dividends unless it would not materially impair, impede or delay the transactions.

Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended our share repurchase program until the end of fiscal 2015.  Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchases will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the third quarter of 2014, we did not repurchase any shares of our class A common stock.  As of the end of the third quarter of 2014, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization. In connection with the transactions with Scripps, we are precluded from repurchasing any further shares unless it would not materially impair, impede or delay the transactions.

Index
Cash Flow

Continuing Operations

In the three quarters of 2014, cash provided by operating activities was $56.4 million compared to $35.4 million in the three quarters of 2013.  The increase was primarily due to increased net earnings and increased cash provided by working capital.

Cash used for investing activities was $6.3 million in the three quarters of 2014 compared to $13.5 million in the three quarters of 2013.  Capital expenditures were $6.4 million in the three quarters of 2014 compared to $8.5 million in the three quarters of 2013.  Our capital expenditures in the three quarters of 2014 were primarily at our television and radio businesses for facility renovations.

Cash used for financing activities was $64.0 million in the three quarters of 2014 compared to $24.7 million in the three quarters of 2013.  Borrowings under our credit facility in the three quarters of 2014 were $157.4 million and we made payments of $221.8 million, reflecting a $64.4 million decrease in our notes payable to banks, compared to borrowings of $139.3 million and payments of $164.2 million in the three quarters of 2013, reflecting a $24.9 million decrease in our notes payable to banks.

Discontinued Operations

As of September 28, 2014 and September 29, 2013, there was $13.7 million and $2.0 million of cash provided by the Palm Springs discontinued operations, respectively.

New Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08) "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."  ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  It is effective for annual periods beginning on or after December 15, 2014.  Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.  We adopted this guidance in the third quarter of 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (ASU 2014-12) amending the requirement that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.  We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

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

On August 11, 2014, a putative class action suit styled Goldfinger v. Journal Communications, Inc., et al. (Case No. 14-CV-6910, State of Wisconsin, Milwaukee County) was filed against us, our Board of Directors and certain of our subsidiaries.  The suit alleges that our directors breached their fiduciary duty in connection with a proposed stock-for-stock merger between us and Scripps and the spin-off of our respective newspaper businesses into a new publicly traded company.  The complaint also purports to assert a claim against Scripps, certain of its subsidiaries, and certain affiliates of us and Scripps for allegedly aiding and abetting the breach of fiduciary duty by our directors.  The complaint seeks to enjoin the transaction or, alternatively, damages for the alleged breach of fiduciary duty.  We intend to vigorously defend against the allegations in the complaint.

ITEM 1A.	RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of our class A and class B common stock in the third quarter ended September 28, 2014:

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2014 to July 27, 2014	-		-	-	$37,353,739
July 28, 2014 to August 24, 2014	4,750	(2)	-	-	$37,353,739
August 25, 2014 to September 28, 2014	-		-	-	$37,353,739

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended the repurchase program through fiscal 2015.
(2)
Represents 4,750 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.                          EXHIBITS

(a)	Exhibits

Exhibit No.	Description
Insert 34-1
(2)
Master Transaction Agreement, dated as of July 30, 2014, among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Desk NP Operating, LLC, Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Boat NP Newco, Inc. (incorporated by reference to Exhibit 2 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).*

(10.1)
Employee Matters Agreement, dated as of July 30, 2014, among The E. W. Scripps Company, Desk Spinco, Inc., Desk NP Operating, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

(10.2)
Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

(10.3)
Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

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

(101)
The following materials from Journal Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at September 28, 2014 and December 29, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 28, 2014 and September 29, 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 28, 2014 and September 29, 2013; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 28, 2014; (v) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 29, 2013; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 28, 2014 and September 29, 2013; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, filed herewith.

* The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Securities and Exchange Commission upon request.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC.
Registrant

Date: October 31, 2014	/s/ Steven J. Smith
Steven J. Smith, Chairman and Chief Executive Officer

Date: October 31, 2014	/s/ Jason R. Graham
Jason R. Graham, Senior Vice President of Finance and
Chief Financial Officer

Index
JOURNAL COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
Insert 34-1
(2)
Master Transaction Agreement, dated as of July 30, 2014, among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Desk NP Operating, LLC, Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Boat NP Newco, Inc. (incorporated by reference to Exhibit 2 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).*

(10.1)
Employee Matters Agreement, dated as of July 30, 2014, among The E. W. Scripps Company, Desk Spinco, Inc., Desk NP Operating, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

(10.2)
Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

(10.3)
Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.'s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

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

(101)
The following materials from Journal Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets at September 28, 2014 and December 29, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the Third Quarter and Three Quarters Ended September 28, 2014 and September 29, 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Three Quarters Ended September 28, 2014 and September 29, 2013; (iv) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 28, 2014; (v) the Unaudited Condensed Consolidated Statement of Equity for the Three Quarters Ended September 29, 2013; (vi) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 28, 2014 and September 29, 2013; and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements, filed herewith.

* The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Securities and Exchange Commission upon request.