Form 10-K
period 2014-12-31
JOURNAL COMMUNICATIONS INC
filed 2015-03-16
CIK 1232241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) (Registrant is not yet required to provide financial disclosure in an Interactive Data File format).  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 27, 2014 was approximately $394,601,097 (based on the closing price of such stock on the New York Stock Exchange as of such date).  The registrant’s class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class B common stock is convertible into one share of the registrant’s class A common stock.

Number of shares outstanding of each of the issuer’s classes of common stock as of February 27, 2015:

Class	Outstanding at February 27, 2015
Class A Common Stock	45,386,936
Class B Common Stock	5,507,908

JOURNAL COMMUNICATIONS, INC.

Index
Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions.  These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations.  We often use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.  Among such risks, uncertainties and other factors that may impact us are the following, as well as those contained in Item 1A. “Risk Factors” of this Annual Report on Form 10-K:

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

•	changes in network affiliation agreements, including increased costs;

•	the availability of quality broadcast programming at competitive prices;

•	quality and rating of network over-the-air broadcast programs, including programs changing networks and changing competitive dynamics regarding how and when network programs are made available to our viewers;

•	changes in video programming distribution channels, including new Internet and mobile programming competitors;

•	effects of the rapidly changing nature of the publishing, broadcasting and printing industries, including general business issues, competitive issues and the introduction of new technologies;

•	changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total or the changes in spectrum allocation policies);

•	effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war, terrorist acts, or other significant events;

•	changes in advertising demand or the buying strategies of advertisers or the migration of advertising to digital platforms;

•	changes in newsprint prices and other costs of materials;

•	changes in legislation or customs relating to the collection, management and aggregation and use of consumer information through telemarketing and electronic communication efforts;

•	an other than temporary decline in operating results and enterprise value that could lead to further non-cash impairment charges due to the impairment of goodwill, broadcast licenses, other intangible assets and property, plant and equipment;

•	the impact of changing economic and financial market conditions and interest rates on our liquidity, on the value of our pension plan assets and on the availability of capital;

•	our ability to remain in compliance with the terms of our credit agreement;

•	changes in interest rates or statutory tax rates;

•	the outcome of pending or future litigation;

•	energy costs;

•	the availability and effect of investments, dispositions and other capital expenditures on our results of operations, financial condition or stock price; and

•	changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K and which we undertake no duty to update.

Index
PART I

ITEM 1.	BUSINESS

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Effective January 22, 2014 our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Prior periods have been updated to reflect these four segments.  Our television segment consists of 14 television stations in 8 states that we own or provide services to.  Our radio segment consists of 34 radio stations in 8 states, after the divestiture of an FM station in December 2014. Results from our digital media assets are included in our television, radio and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

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

Our revenue was $428.4 million, $397.3 million, and $393.1 million in 2014, 2013, and 2012, respectively.  The revenue generated by our operating segments as a percentage of our consolidated revenue for the last three years is shown below:

	2014	2013	2012

Television	46.9%	42.0%	38.7%
Radio	18.4	19.3	19.4
Publishing	34.8	38.9	42.0
Corporate	(0.1)	(0.2)	(0.1)
Total	100.0%	100.0%	100.0%

More information regarding us is available at our website at www.journalcommunications.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own Internet access charges, through a link appearing on our website.  We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

Television

Our television business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 14 television stations in 8 states.  Our television business accounted for 46.9% of our revenue for the year ended December 31, 2014.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our television business.

Index
Our television stations focus on providing targeted and relevant local programming that is responsive to the interests of the communities in which we compete.  We promote a local focus that allows our stations to serve viewers and advertisers effectively.  Our local focus strengthens each station’s brand identity and allows our stations to provide effective marketing solutions for advertisers by reaching their targeted audiences.

In an effort to maximize our operating margins, we have a centralized management approach to certain functions such as IT, billing, finance, purchasing and human resources to generate economies of scale and incorporate best practices.  We intend to continue to pursue market share and invest in ratings growth which we believe will generate increased revenue and drive improvement in operating margin.  We also plan to continue to diligently manage our expenses and make prudent investments to drive revenue.

In six of our markets, Milwaukee, Wisconsin; Boise, Idaho; Tucson, Arizona; Omaha, Nebraska; Lansing, Michigan; and Green Bay, Wisconsin, we either operate both television and radio stations or operate more than one television station.  We believe multiple properties in a market help us to better serve advertisers, viewers and listeners and help maximize our revenue and operating margins.

Based on the November 2014 Nielsen ratings book, we are ranked among the top three stations in terms of station audience rating in seven of the ten markets in which our television stations operate.

Our television stations are:

Station and Network Affiliation	Market	Year Acquired	Station Market Rank(1)	Station Audience Share(1)	Total Stations in Market(2)	Expiration Date of Network Affiliation	Expiration Date of FCC License(3)
WTMJ-TV NBC	Milwaukee, WI	1947	3	9	16	12/31/2016	12/1/2021
KTNV-TV ABC	LasVegas, NV	1979	2t	6	18	12/31/2017	10/1/2022
WSYM-TV FOX	Lansing, MI (7)	1984	4	5	7	6/30/2019	10/1/2021
KIVI-TV ABC	Boise, ID	2001	3	7	13	12/31/2017	10/1/2022
KNIN-TV FOX (8)	Boise, ID	2009	4	5	13	6/30/2019	10/1/2022
KSAW-LD ABC (5)	Twin Falls, ID	2001	3t	5	7	12/31/2017	10/1/2022
WGBA-TV NBC	Green Bay/Appleton, WI (6)	2004	4	7	8	12/31/2016	12/1/2021
WACY-TV MNT (4)	Green Bay/Appleton, WI (6)	2004	N/A	N/A	8	9/25/2016	12/1/2021
KGUN-TV ABC	Tucson, AZ	2005	2t	10	15	12/31/2017	10/1/2022
KWBA-TV CW (4)	Tucson, AZ	2008	N/A	N/A	15	8/31/2016	10/1/2022
WFTX-TV FOX	Naples/Fort Myers, FL	2005	4t	4	10	6/30/2019	2/1/2021
KMTV-TV CBS	Omaha, NE	2005	3	10	11	9/18/2016	6/1/2022
WTVF-TV CBS	Nashville, TN	2012	1	14	11	7/2/2015	8/1/2021

(1)	Station market rank is based upon station audience ratings, which equal the percentage of the total potential household audience in the Designated Market Area ("DMA"). Station audience share equals the percentages of the audience in the DMA actually watching our television station. The percentages are based on surveys conducted 5:00 a.m. to 2:00 a.m., seven days a week, as published in the November 2014 Nielsen ratings book.

(2)	Includes all television stations whose city of origin is within the DMA that meet the minimum reporting standards.

(3)	Federal Communications Commission ("FCC") (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. See “Regulation” for further discussion of the FCC license renewal process.

(4)	WACY-TV and KWBA-TV did not qualify to be reported in the November 2014 Nielsen ratings book.

(5)	Low-power digital television station.

(6)	Green Bay, WI and Appleton, WI are considered one DMA. We also hold a license for a related low-power station, WKTI-CA, in this market.

(7)	In March 2014, Journal Broadcast Group entered into agreements with Spartan-TV, L.L.C. ("Spartan"), which is the licensee of television station WHTV in Lansing, Michigan. Under a joint sales agreement, we sell the advertising time on WHTV and provide sales-related services. We also provide Spartan with studio and office space to use in the operation of WHTV pursuant to a separate agreement. Spartan maintains complete responsibility for and control over the programming, finances, personnel and operations of WHTV.

(8)
In order to obtain approval from the FCC for our transactions with Scripps, we are required to divest a television station in the Boise market.  We received the FCC’s approval to transfer KNIN to a divestiture trust in the event that the required divestiture has not been completed by the closing of the transactions.

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

Political and issue and automotive advertising are our most significant television revenue categories.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue and Olympics advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.  Television political and issue advertising revenue was $17.2 million in 2014 compared to $1.3 million in 2013.  NBC has purchased the right to broadcast the Olympics through 2032, which benefited our NBC affiliates in 2014.  Olympics-related advertising on our two NBC affiliates was $2.6 million in 2014.  Automotive advertising revenue increased by $0.3 million, or 1.0%, in 2014 compared to 2013.

We currently have retransmission consent agreements with Multichannel Video Programming Distributors ("MVPDs") in our local markets for the rights to distribute our signals and local programming in their pay television services to consumers.  Our television stations experienced a $17.1 million, or 78.0%, increase in retransmission consent revenue in 2014 due to contractual annual rate increases and the renewal of several contracts.  These agreements are for multiple years with set rate increases and are based upon the number of subscribers to the MVPDs systems.

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

Radio

Our radio business is conducted through our wholly owned subsidiary, Journal Broadcast Corporation, and its subsidiaries, which together operate 34 radio stations in 8 states, after the divestiture of an FM station in December 2014.  Our radio business accounted for 18.4% of our revenue for the year ended December 31, 2014.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our radio business.

Our radio stations focus on providing targeted and relevant local programming that is responsive to the interests of the communities in which we compete.  We promote a local focus that allows our stations to serve listeners and advertisers effectively.  Our local focus strengthens each station’s brand identity and allows our stations to provide effective marketing solutions for advertisers by reaching their targeted audiences.

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

In four of our markets, Milwaukee, Wisconsin; Boise, Idaho; Tucson, Arizona; and Omaha, Nebraska we operate both television and radio stations.  We believe multiple properties in a market help us to better serve advertisers, viewers and listeners and help maximize our revenue and operating margins. Based on the Fall 2014 Arbitron ratings book, we are ranked among the top three stations in terms of station audience rank in six of the eight clusters in which our radio stations operate.  We have grown our radio operations primarily through acquisitions of stations in mid-sized markets with growth potential.

Index
Our radio stations are:

Market and Station	Year Acquired	Format	Station Audience Rank(1)	Total Stations in Market(2)	FCC License Class(3)	Expiration Date of FCC License(4)

Milwaukee, WI
WTMJ-AM (5)	1927	News/Talk/Sports	2	36	B	12/1/2020
WLWK-FM (5)	1959	Adult Hits	11	36	B	12/1/2020

Omaha, NE
KEZO-FM (5)	1995	Rock	6	19	C0	6/1/2013(6)
KKCD-FM (5)	1995	Classic Rock	7	19	C2	6/1/2021
KSRZ-FM (5)	1998	Adult Contemporary	9	19	C	6/1/2021
KXSP-AM	1999	Sports	15	19	B	6/1/2021
KQCH-FM (5)	1999	Contemporary Hits	4	19	C	6/1/2021

Tucson, AZ
KFFN-AM	1996	Sports (Simulcast)	20	23	C	10/1/2021
KMXZ-FM (5)	1996	Adult Contemporary	2	23	C	10/1/2021
KQTH-FM (5)	1996	News/Talk	11	23	A	10/1/2021
KTGV-FM	1998	Rhythmic AC	12t	23	C2	10/1/2021

Knoxville, TN
WCYQ-FM	1997	Country	6	19	A	8/1/2020
WWST-FM (5)	1997	Contemporary Hits	3	19	C1	8/1/2020
WKHT-FM (5)	1998	Contemporary Hits/Rhythmic	5	19	A	8/1/2020
WNOX-FM (5)	2013	Classic Hits	7	19	C	8/1/2020

Boise, ID
KJOT-FM	1998	Variety Rock	15t	23	C	10/1/2021
KQXR-FM	1998	Active Rock	3t	23	C1	10/1/2021
KTHI-FM	1998	Classic Hits	14	23	C	10/1/2021
KRVB-FM	2000	Adult Alternative	15t	23	C	10/1/2021

Wichita, KS
KFDI-FM (5)	1999	Country	2	20	C	6/1/2021
KICT-FM (5)	1999	Rock	12	20	C1	6/1/2021
KFXJ-FM (5)	1999	Classic Rock	5	20	C2	6/1/2021
KFTI-AM	1999	Classic Country	N/A	20	B	6/1/2021
KYQQ-FM	1999	Regional Mexican	16	20	C0	6/1/2021

Springfield, MO
KSGF-AM & FM	1999/2003	News/Talk (Simulcast)	3t	18	B/C3	2/1/2021
KTTS-FM	1999	Country	1	18	C	2/1/2021
KSPW-FM	1999	Contemporary Hits	6	18	C2	2/1/2021
KRVI-FM	2003	Adult Hits	10t	18	C3	2/1/2021

Tulsa, OK
KFAQ-AM (5)	1999	News/Talk	15t	24	A	6/1/2021
KVOO-FM (5)	1999	Country	7	24	C	6/1/2021
KXBL-FM (5)	1999	Classic Country	4t	24	C1	6/1/2021
KHTT-FM	2012	Contemporary Hits	8	24	C0	6/1/2021
KBEZ-FM	2012	Classic Hits	9	24	C0	6/1/2021

Index
(1)	Station audience rank equals the ranking of each station, in its market, according to the Fall 2014 Arbitron ratings book. The diary ranking is determined based on the estimated share of persons 12 years and older and the Portable People Meter ("PPM") ranking is based on the estimated share of persons six years and older listening during an average 15-minute increment (also known as "average quarterly hour," or "AQH," share) occurring Monday-Sunday between 6:00 a.m. and midnight.

(2)	Includes stations qualified to be reported in the Fall 2014 Arbitron ratings book. To be reported in a diary market, a station must have met the following requirements among persons 12 years and older occurring Monday-Sunday between 6:00 a.m. and midnight:
a)	Must be credited for at least one quarter-hour in at least 10 in-tab diaries, have a metro cume rating of 0.495 or greater and a metro AQH rating of 0.05 or greater.
To be reported in a PPM market, a station must have met the following requirements among persons six years and older occurring Monday-Sunday between 6:00 a.m. and midnight:
a)	Must have received at least one quarter-hour of listening credit from at least one in-tab panelist and have a metro cume rating of 0.495 or greater.

(3)	The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

(4)	FCC (aka broadcast) licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. See “Regulation” for further discussion of the FCC license renewal process.

(5)	Stations that are broadcasting in digital.

(6)	Renewal pending.

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

Most of our radio broadcasting revenue is generated from the sale of local advertising, which includes non-traditional advertising programs.  Non-traditional advertising refers to initiatives which attract new local advertisers, including the creation of new local content and programs that combine television, radio or print with digital.  The balance of radio broadcasting revenue is generated from the sale of national advertising, political and issue advertising and other sources.  We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station.  We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels.  Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

Political and issue and automotive advertising are our most significant radio revenue categories.  Although it is not as significant as experienced in the television segment, radio may benefit from political and issue advertising in even numbered years.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase the average unit rates we charge our customers.  Radio political and issue advertising revenue was $1.3 million in 2014 compared to $0.4 million in 2013. Automotive advertising revenue increased in our radio segment by $0.4 million, or 3.4%, in 2014 compared to 2013.

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

Index
Television and Radio Industry and Competition

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

Revenues in the television and radio industries are derived primarily from the sale of advertising time to local, national, political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenues and other sources.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio industry in general and the revenue of individual television stations, in particular.  Other than the political and issue category, our television and radio businesses continue to experience uneven growth across the markets.  Our television and radio businesses also are affected by audience fragmentation as audiences have an increasing number of options to access news, syndicated programs and other programming.

Changes in market demographics, the entry of competitive stations, the adoption of competitive formats by existing stations and the inability to retain popular on-air talent could result in lower ratings, which could in turn reduce advertising revenue.  Technology can play an important role in competition as the ratings each station receives also depend upon the strength of the station’s signal in each market and, therefore, the number of listeners who have access to the signal.  We continue to invest in the technology needed to maintain and, where possible, strengthen our signals.

Commercial television stations generally fall into one of three categories.  The first category of stations includes those affiliated with one of the four major national networks (NBC, ABC, CBS and FOX).  The second category includes stations affiliated with more recently developed national networks, such CW and MyNetwork TV ("MNT").  The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming.  Affiliation with a television network can have a significant influence on the revenue of a television station because the audience ratings generated by a network’s programming can affect the rates at which a station can sell advertising time.  Generally, each station determines rates and receives all of the revenue, net of agency commissions, for national and local spot advertising.  Our retransmission revenue has increased significantly in recent years and we expect that retransmission revenue will continue to increase with annual contractual rate increases in our existing contracts with MVPDs and strategic renegotiation of expiring contracts.  We renewed our network affiliation agreements with ABC, CW and MNT in 2011.  We renewed our network affiliation agreement with NBC in 2013.  We renewed our network affiliation agreement with FOX in 2014. The renewed network agreements include higher programming fees payable to the networks, which we expect will continue to increase.  There can be no assurance that we will achieve and/or maintain profitability on our retransmission agreements after accounting for payments to networks.

Seasonal revenue fluctuations are common in the television and radio industries and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers.  Television and radio advertising is typically strongest in the second and fourth quarters of the year, which coincides with increased advertising around certain holidays.  Historically, the second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase average unit rates we charge our customers.

Publishing

Our publishing business is conducted through our wholly owned subsidiaries, Journal Sentinel, Inc. and Journal Community Publishing Group, Inc., and consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community publications.  Our publishing business accounted for 34.8% of our revenue for the year ended December 31, 2014.  Within our publishing segment, our daily newspaper accounted for 90.1% of our publishing revenue.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, “Segment Reporting,” to our consolidated financial statements for additional financial information regarding our publishing business.

Daily Newspaper

Published continuously since 1882, our daily newspaper has the largest circulation of any newspaper published in Wisconsin, with a six-month average net paid circulation reported to the Alliance for Audited Media in our Publisher’s Statement at September 30, 2014 of 293,829 on Sunday and 181,880 daily (on a five-day average).  The Milwaukee Journal Sentinel serves as the only major daily and Sunday newspaper for the Milwaukee metropolitan area.  According to a 2013 readership survey conducted by Scarborough Research, the daily and Sunday Milwaukee Journal Sentinel rank number one in newspaper penetration among the 50 highest populated markets in the United States.  Over the course of a week, readership of our print newspaper and digital websites combined ranks first among the largest U.S. markets with a 59% penetration rate.  These rankings are calculated by dividing the number of adults reading an average issue of the newspaper in a newspaper’s DMA by the number of persons over the age of 18 in the newspaper’s DMA. The Milwaukee Journal Sentinel’s DMA, which ranks among the top 50 in the United States, consists of the 10-county area surrounding Milwaukee, Wisconsin.

Index
In 2011, our daily newspaper won its third Pulitzer Prize in four years for explanatory reporting. Only the New York Times and the Washington Post have won journalism’s highest honor more times in those four years than the Milwaukee Journal Sentinel.   In 2008 and 2010, the Milwaukee Journal Sentinel received Pulitzers in the Local Reporting category.

In 2014, our newsroom staff received a host of awards for print and digital coverage - many of them tied to reporting projects that had a major impact in Milwaukee and across the nation. Our Deadly Delays investigation into flaws in the nation's newborn screening system prompted major improvements by hospitals nationwide, new timeliness requirements in many states and federal legislation. In Utah, a baby with a rare but treatable condition was saved days after safeguards were put in place. The project - from reporters Ellen Gabler, Mark Johnson and John Fauber - won the Selden Ring Award for Investigative Reporting and a Gerald Loeb Award for business-related investigations. Other recognition came from Investigative Reporters and Editors, Associated Press Media Editors and the Online News Association. Gabler and news applications developer Allan James Vestal won the Livingston Award for Young Journalists. Meg Kissinger's Chronic Crisis investigation into problems in Milwaukee County's mental health system led to state legislation to overhaul the system. It won a George Polk Award for investigative reporting. An investigation into bungled undercover stings by the ATF led to the operations being halted nationwide and a congressional inquiry. Reporters John Diedrich and Raquel Rutledge won an Investigative Reporters and Editors award, among others, for their work. Additionally, reporter Mark Johnson was a Pulitzer Prize finalist for Feature Writing for his look at a group of first-year medical students in their gross anatomy class. Among other winners, the newspaper’s business section was recognized for general excellence by the Society of American Business & Economics Writers (SABEW), our Best of Brew City app was a "Webby" honoree, and Dave Umhoefer won the Distinguished Wisconsin Watchdog Award for career achievement.

Deadly Delays also won top national awards from American Society of News Editors, Scripps Howard and the National Headliner Awards, as well as Harvard's Taylor Family Award for Fairness in Newspapers.

In addition to our traditional print media, we operate a number of websites that provide editorial and advertising content, including JSOnline.com, Milwaukeemoms.com and the MyCommunityNOW family of 26 community websites.  Our daily newspaper operates a co-branded online automotive offering under a franchise agreement with CarSoup of Minnesota, Inc. (CarSoup.com).  In 2014, online revenue of $12.7 million for digital products affiliated with our daily newspaper decreased 1.0% compared to $12.8 million in 2013, primarily due to a decrease in classified products and niche websites.

The following table sets forth our average net paid circulation as filed with the Alliance for Audited Media (AAM):

	Six-Months Ended September 30			12-Months Ended March 31
	2014	2013	2012	2014	2013	2012
Daily (Five-day average; Monday-Friday)	181,880	194,321	207,066	192,744	202,573	187,287
Sunday	293,829	318,711	337,829	310,614	329,203	327,311

Circulation revenue accounted for 34.9% of our daily newspaper’s total revenue in 2014.  The Milwaukee Journal Sentinel single copy prices are $1.50 for daily, and $2.75 for Sunday, following a price increase for Sunday in January 2014 and for daily in June 2014, in our five county primary market area.  We believe our average net paid print circulation will decrease due to, among other factors, increased competition for readers from new media products, other free sources and time and economic pressures on consumers.  Advertising revenue accounted for 51.5% of our daily newspaper’s total revenue in 2014.  Our daily newspaper experienced decreased revenue in most print advertising and digital categories in 2014 compared to 2013 due to the secular influences affecting the newspaper industry and the continued economic uncertainty.  Our Total Market Coverage (TMC) product showed revenue growth in 2014 over 2013.

The Milwaukee Journal Sentinel introduced a digital subscription program, or “paywall,” on our JSOnline.com website in January 2012.  Integrated into the launch of the paywall was a price increase to our home delivery subscribers, who gain full access to all digital products with their subscription fee.

Other revenue, which consists of commercial printing revenue, commercial distribution and revenue from promotional events, accounted for 13.6% of our daily newspaper’s total revenue in 2014.  Our state-of-the-art printing facility, which now includes the ability to print ultra-violet coated pages, similar to magazines, allows us to leverage our existing assets to sign long term agreements to print other daily newspapers, such as USA Today, Wall Street Journal, Kenosha News, Chicago Reader and others. We believe we provide high quality, competitive pricing and close proximity to their readers in southeastern Wisconsin and Chicago and its suburbs.

Index
Community Publications

We own and operate community publications and a printing plant in Waupaca, Wisconsin through our subsidiary, Journal Community Publishing Group, Inc. In December 2012, we sold all but two of our community publications in northern Wisconsin.  The remaining publications are primarily distributed in southeastern Wisconsin.

Journal Community Publishing Group, including Community Newspapers, Lake Country Publications and Mukwonago Publications, took home 94 awards in 2014 in state and national contests, recognizing the work of the staff for its newspaper, magazine and online products.

Our community publications have a combined paid and free average weekly distribution of approximately 171,000. Our community publications focus on local news and events that are of interest to the local residents.  In some markets, our community publications are the only source of local news.

We also publish a business-to-business publication that appeals to advertisers and readers in the agricultural market with a combined paid and free average weekly distribution of approximately 18,000.

Advertising revenue and circulation revenue accounted for 55.6% and 8.7%, respectively, of our community publications’ total revenue in 2014. In addition to our publishing operations, we also provide commercial printing services, including cold-web printing, sheet-fed printing, electronic prepress, mailing services, bindery and inserting, mostly for other weekly and monthly publications. Other revenue, the majority of which comes from commercial printing, accounted for 35.7% of our community publications’ total revenue in 2014. Our community publications groups are as follows:

			Number of
	2014 Average	2013 Average	Newspapers		Shoppers		Niche Publication
	Distribution	Distribution	2014	2013	2014	2013	2014	2013
Northern Wisconsin	20,000	21,000	1	1	-	-	1	1
Southeastern Wisconsin	151,000	154,000	16	16	1	1	-	-

Newsprint

The basic raw material of newspapers is newsprint.  In 2014, we purchased the majority of our newsprint requirements through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.

We believe we will continue to receive an adequate supply of newsprint for our needs.  Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, currency exchange rates, manufacturer’s cost drivers, inventory levels, demand and consumption.  Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $591 in 2014 compared to an average net price per ton of $609 in 2013, net of scrap sales.  Our consumption of newsprint decreased to 21,731 metric tons in 2014 from 23,113 metric tons in 2013, and our total cost of newsprint decreased $1.2 million in 2014 compared to 2013.  The decrease in consumption in 2014 at our publishing businesses was primarily due to decreases in average net paid circulation, run-of-press ("ROP") advertising, and number of content pages. Based on the consumption of newsprint in 2014 by our daily newspaper and by our community publications, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.2 million.

Industry and Competition

Newspaper publishing was the first segment of the consumer media industry.  Metropolitan and community publications often represent the primary medium for news and local advertising due to their historic importance and deep connections to the communities they serve.

Index
Newspaper industry fundamentals have declined as a result of secular industry change. Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms. Circulation declines and online competition have also negatively impacted newspaper industry revenues.  Additionally, the housing market downturn, while now showing signs of recovery, has adversely impacted the newspaper industry, including real estate classified advertising as well as the home improvement, furniture and financial services advertising categories.

Advertising revenue is the largest component of a newspaper’s total revenue and it is affected by cyclical changes in national and regional economic conditions, as well as secular changes in the newspaper industry.  Classified advertising is generally the most sensitive to economic cycles and secular changes in the newspaper business because it is driven primarily by the demand for employment, real estate transactions and automotive sales, as well as the migration of advertising to the Internet and other advertising forms.  Classified revenue’s share has fallen to 18% of total publishing advertising revenues.  Newspaper advertising revenue is seasonal and our publishing business tends to see increased revenue due to increased advertising activity during certain holidays.  We do not expect that revenues at our daily newspaper or community publications will return to revenue levels reported in 2014 or prior years given the secular changes affecting the newspaper industry.

We believe newspapers and their online and niche products continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods more timely than most broadcast media, and to maximize household reach within a local retail trading area.  This is especially true in a market like Milwaukee, which is still home to a number of local-market decision makers who influence spending to reach shoppers in this community.  Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars, paid circulation and paid digital content.  These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, Yellow Pages, the Internet, mobile devices and other media.  Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation revenue is based largely upon the content of the newspaper, its price, editorial quality and customer service.  On occasion, our businesses compete with each other for regional and local advertising, particularly in the Milwaukee market.

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

Introduction

Our television and radio broadcasting operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (which we refer to as the "Communications Act").  Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast and other uses; determines the location, frequency and operating power of stations; grants permits and licenses to construct and operate television and radio stations on particular frequencies; issues, revokes, modifies and renews radio and television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; regulates the content of some forms of programming; adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations; and has the power to impose penalties for violations of its rules.

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

Index
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

Our timely-filed renewal application for KEZO-FM has not been granted by the FCC. Pursuant to FCC rules, our broadcast license for this station remains in effect pending processing by the FCC of their timely filed renewal application.

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

Index
Local Television Ownership Rule.  Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market.  The rule also permits the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap.  The FCC may waive this rule to permit ownership, operation or control of two television stations in a market that will not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a “failed” station, or is “failing” (i.e., stations with negative cash flow and less than a four share all day audience rating).  Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.  Based on an Order adopted by the FCC in March 2014, a television station that is a party to a joint sales agreement (JSA) pursuant to which it sells more than 15% of the advertising time of another television station in the same market will be deemed to have an attributable interest in the station for which it sells advertising time.  This ruling became effective on June 19, 2014.  Parties to JSA agreements in effect as of June 19, 2014 that do not comply with the FCC’s Local Television Ownership Rule were given two years to bring the JSA into compliance, seek a waiver or eliminate the JSA.  The STELA Reauthorization Act of 2014, which was enacted on December 4, 2014, extended this deadline for six months, through December 19, 2016.  An appeal of the FCC’s ruling regarding JSAs is pending before the DC Circuit Court of Appeals.

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

Quadrennial Review of Ownership Rules.  In April 2014, the FCC issued a Further Notice of Proposed Rulemaking to initiate its 2014 quadrennial review of the multiple ownership rules.  The FCC determined that the record from the 2010 quadrennial review — which proposed changes to the newspaper-broadcast cross-ownership rule and the elimination of the radio-television cross-ownership rule — would be incorporated as part of the 2014 review.

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

Repurposing of Broadcast Spectrum for Other Uses

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses.  In May 2014, the FCC released an order establishing general rules for the auctions.  Several petitions for reconsideration of these rules were filed and remain pending.  The FCC has also released several rulemaking proposals regarding specific rules and procedures that will be followed during the incentive auction process, and the incentive auction rulemaking process remains ongoing.  Certain aspects of the FCC’s proposed incentive auction process have been challenged by the National Association of Broadcasters and one broadcast company in a lawsuit that is pending in the Court of Appeals for the D.C. Circuit.  The parties have requested that the court’s consideration of the appeal be handled on an expected basis.

Index
The proposed incentive auction process has three components.  First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license.  Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels.  The FCC has solicited comments on various aspects of the repacking and reimbursement process.  The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion.  In addition, Congress directed the FCC, when repacking television broadcast spectrum, to make reasonable efforts to preserve a station’s coverage area and population served.  Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band.  The statute does not protect low power stations in the repacking process.  Third, the FCC would conduct a forward auction of the relinquished spectrum to new users.  The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction in early 2016.

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

Sponsorship Identification

Both the Communications Act and the FCC’s rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of broadcast.  The FCC's Enforcement Bureau investigates complaints alleging violations of the sponsorship identification requirements.

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

Index
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

Relationship with MVPDs

A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television stations and MVPDs such as cable, satellite and telecommunications companies.  The rules generally provide certain protections for broadcast stations, for which MVPDs are an important means of distribution and a provider of competing program channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station’s primary digital channel to their subscribers within the station’s market (the so-called “must-carry” rule).  Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system—referred to as “retransmission consent.”  A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MVPD and will not be carried.  A station has the opportunity to elect must-carry or retransmission consent every three years.  Elections were made in September 2014 for the 2015-2017 three year period.  We have elected retransmission consent rather than must carry with MVPDs for our television stations.  A station that fails to notify a cable system of its election is presumed to have elected must-carry.

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

In February 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) reviewing the retransmission consent rules.  The NPRM requests comment on proposals to strengthen the good faith negotiation requirements and to require advance notice of the potential that a television station could be dropped from an MVPD’s programming lineup.  In a separate proceeding, the FCC has requested comment on its proposal to expand the definition of MVPD to include entities that make available multiple channels of video programming to subscribers through Internet connections.  Both proceedings are pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors. In December 2014, the STELA Reauthorization Act was enacted.  The main purpose of the legislation was to extend the authority of satellite providers to transmit television signals from distant markets to viewers in rural markets who are unable to receive a local signal.  The legislation also renewed the FCC’s authority to enforce its rules governing good faith negotiation of agreements between broadcast stations and MVPDs.

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

Closed Captioning

FCC rules require the majority of programming broadcast by television stations to contain closed captions.  The FCC forwards to television stations viewer complaints it receives with respect to closed captioning problems, and several of our stations have received complaints that were filed with the FCC.  We have responded to these complaints, and they are currently pending. The FCC also adopted rules that require television programming broadcast or transmitted with captioning include captioning of programming subsequently made available online, for example, by streaming content on broadcasters’ websites.  This requirement also applies to brief segments or clips of video programs that were broadcast with captioning that are carried on the Internet.

FCC rules also require, in part, that affiliates of the top-four national broadcast networks in the top 25 markets provide a minimum of 50 hours of video-described primetime and/or children’s programming each calendar quarter.  The requirement to provide video descriptions will ultimately be expanded in 2015 to network affiliates in the top 60 markets.

In February, 2014, the FCC adopted new rules intended to improve the quality of closed captioning.  Certain of the new requirements became effective June 30, 2014 and other requirements will become effective March 16, 2015.

Commercial Advertisement Loudness Mitigation

FCC rules that require our television broadcast stations to transmit commercials and adjacent programming at the same volume went into effect in December 2012.

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters.  Broadcast stations must also maintain a public inspection file.  Portions of the public inspection files maintained by television stations are hosted on an FCC-maintained website. In December 2014, the FCC issued a rulemaking proposing to extend the obligations to post portions of the public file online to radio stations as well. The proposal is pending.

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

Employees

As of December 31, 2014, we and our subsidiaries had approximately 1,700 full-time and 800 part-time employees compared to approximately 1,800 full-time and 900 part-time employees at December 29, 2013.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 24%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Ten of these agreements will expire within the next two years.

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

Approximately 70% of our revenue in 2014 was generated from the sale of local, regional and national advertising for broadcast on our radio and television stations and appearing in our newspapers and shoppers.  Advertisers generally reduce their advertising spending during economic downturns and some advertisers may go out of business or declare bankruptcy.  The merger or consolidation of advertisers, such as in the banking and airline industries, also generally leads to a reduced amount of collective advertising spending.  A recession or economic downturn, as well as a consolidation of advertisers, has had, and in the future could continue to have, an adverse effect on our financial condition and results of operations. In addition, our advertising revenue tends to decline in times of national or local crisis because our radio and television stations broadcast more news coverage and sell less advertising time.  Terrorist attacks or other wars involving the United States or any other local or national crisis could adversely affect our financial condition and results of operations.

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

In addition, our advertising revenue and circulation revenue depend upon a variety of other factors specific to the communities that we serve.  Changes in those factors could negatively affect those revenues.  These factors include, among others, the size and demographic characteristics of the local population, the concentration of retail stores and local economic conditions in general.  If the population demographics, prevailing retail environment or local economic conditions of a community served by us were to change adversely, revenue could decline and our financial condition and results of operations could be adversely affected.  This risk is especially evident with respect to the metropolitan Milwaukee market, which is served by our daily newspaper, the Milwaukee Journal Sentinel, one of our television stations, two of our radio stations, a number of our community publications and several websites, and, collectively, from which we derived approximately 46% of our revenue in 2014.

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

Our quarterly revenue and results of operations are subject to seasonal and cyclical fluctuations that we expect to continue to affect our results of operations in future periods.  Our first quarter of the year tends to be our weakest quarter because advertising volume is typically at its lowest levels following the holiday season.  Our fourth quarter tends to be our strongest quarter primarily because of revenue from holiday season advertising.  Our quarterly revenue also varies based on the dynamics of the television broadcast industry.  In particular, we experience fluctuations, primarily during our third and fourth quarters, during political voting periods as advertising significantly increases.  Also, since NBC has exclusive rights to broadcast the Olympics through 2032, our NBC affiliated stations experience increased viewership and revenue during Olympics broadcasts in the first or third quarters of the years in which the Olympics are held.  Other factors that affect our quarterly revenue and results of operations may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices, changes in the buying strategies of advertisers and general economic factors.  These quarterly fluctuations in revenue and results of operations may cause our stock price to be volatile.

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

The broadcast media industry is subject to evolving media technologies and evolving industry standards, as well as approaches to content distribution.  Several new technologies are being developed and/or utilized that may compete with our radio stations, including:

•	audio programming by cable television systems, direct broadcast satellite systems, personal communications and wireless systems, Internet content providers and other digital audio broadcast formats, including the ability to create personalized formats and content;

•	wireless Internet technology in the automobile and satellite digital audio radio service, with enhanced sound quality and that provide numerous niche formats;

•	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, including stations owned by us;

•	Internet radio stations and Internet radio services;

•	expanded approval of low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas;

•	enhanced capabilities of smart phones, MP3 players, tablet devices, electronic readers and other mobile devices; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis.

Index
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

New technologies and content distribution avenues could also adversely affect our television stations.  The profile of television has shifted dramatically in recent years as viewers access news and other content online or through mobile devices.  While slow and steady declines in audiences have been somewhat offset by growing viewership on digital platforms, digital advertising rates are typically much lower than broadcast advertising rates on a cost-per-thousand basis.  This audience shift results in lower profit margins. In addition, the expansion of cable television and other technological changes, including the entry by certain telecommunications companies into the video services delivery market, and the launch of “over-the-top” providers that deliver video programming directly to viewers over the Internet has increased, and may continue to increase, competitive demand for programming.  Such increased demand, together with rising production costs may, in the future, increase our programming costs or impair our ability to acquire programming.

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

Digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time.  Most of these technologies permit viewers to fast forward through advertisements; however, a digital video recording system introduced by satellite provider DISH Network in 2012 permits viewers that record and play back programming to skip advertisements entirely, subject to certain time limitations.  The major broadcast networks have challenged the DISH ad-skipping technology in court, and the outcome of the litigation is unknown, although in late 2014 several broadcast networks reached agreements with DISH that restrict its use of ad-skipping technology in some circumstances.  The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower the advertising revenues of our television stations.  The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus viewing of a digitally recorded program within certain time periods including same day viewing and viewing within three and seven days.  The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

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

Index
Changes in the relationship of television networks with their affiliates and other content providers and distribution channels also could affect our results of operations.  For example, networks and other content providers recently have begun to sell programming content through new distribution channels, including via the Internet to wireless mobile devices and offer viewers the ability to watch programs on-demand, rather than on an established “live” television broadcast schedule.

The costs of television programming has increased and may continue to increase, which has adversely affected and may continue to adversely affect our results of operations.

Television programming is a significant operating cost component in our broadcasting operations and television networks have recently obtained and may in the future further obtain, arrangements from their affiliates to share the networks' programming costs.  As a result, we have experienced significant increases in programming costs, which have adversely affected our results of operations and continued increases in programming costs will have an adverse effect on our results of operations.  In addition, acquisitions of program rights for syndicated programming are usually made two or three years in advance and may require multi-year commitments, making it difficult to predict accurately how a program will perform.  In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs and decrease station earnings.

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

Since our television stations are highly dependent on carriage by cable and satellite systems in many of the areas they service, any modifications to rules regarding the obligations of cable systems or satellite providers to carry digital television signals of local broadcast stations could result in some of our television stations or channels not being carried on cable systems or direct to home satellite systems, which could adversely affect our revenue and results of operations.  We have elected retransmission consent rather than must-carry with cable systems and satellite providers for most of our television stations. If we are unable to negotiate retransmission consent agreements in a timely manner or on favorable economic terms, some of our stations may not be carried on certain cable or direct to home satellite systems for a period of time and our revenue and results of operations could be adversely affected.  We may also be unable to negotiate or renegotiate acceptable agreements with other types of video distribution systems, such as telecommunications companies or over-the-top providers that deliver programming over the Internet which could also cause our revenue and results of operations to be adversely affected.  In addition, continued consolidation among MVPDs could adversely impact our ability to negotiate acceptable retransmission consent agreements.  In February 2014, Comcast Corporation, the largest cable television operator, announced that it was acquiring Time Warner Cable, Inc., which is the second largest cable television operator.  In May 2014, AT&T announced that it was acquiring DIRECTV, the largest direct-to-home satellite provider. Both transactions remain subject to regulatory approvals of the Department of Justice and the FCC.

Index
There are proceedings before the FCC and legislation has been proposed in Congress reexamining policies that now protect television stations’ rights to control the distribution of their programming within their local service areas.  For example, the FCC has issued a notice of Proposed Rulemaking which proposes to regulate entities that deliver video programming over the Internet as MVPDs.  We cannot predict the outcome of these and other proceedings that address the use of new technologies to challenge traditional means of redistributing broadcast programming or their possible impact on our operations.

If we cannot renew our FCC broadcast licenses, our business will be impaired.

Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable.  Our timely-filed renewal application for station KEZO-FM has not been granted by the FCC.  Pursuant to FCC rules, our broadcast licenses for this station remains in effect pending processing by the FCC of the timely filed renewal application.  Interested parties may challenge a renewal application.  The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term.  We cannot assure you that our pending or future renewal applications will be approved, or that the renewals, even if granted, will not include conditions or qualifications that could adversely affect our operations.  If we fail to renew any of our licenses, or renew them with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating the affected station and generating revenue from it.

The FCC may impose sanctions or penalties for violations of rules or regulations.

If we or any of our officers, directors or significant shareholders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions.  If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the broadcast station only after we had exhausted all administrative and judicial review without success. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, the prohibition on “payola” and equal employment opportunity outreach and recordkeeping requirements. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our broadcast facilities or FCC fines. In response to a complaint by a public interest organization, the FCC issued letters of inquiry to several dozen television stations seeking to determine whether their broadcast of “video news releases” (“VNRs”) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials.  VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters.  Two of our television stations received and have responded to the VNR letter of inquiry.  We cannot predict the outcome of the FCC's investigation; however in 2007, the FCC issued a forfeiture notice to one cable company for alleged violations of the sponsorship identification rules based on the use of VNRs.
In December 2014, we entered into a Consent Decree with the FCC’s Enforcement Bureau to terminate the Bureau’s investigation into violation of the sponsorship identification rules by Station KTNV-TV.  The Consent Decree includes an extensive Compliance Plan to ensure KTNV’s future compliance with the FCC’s sponsorship identification rules and will be in effect for three years.  The Consent Decree also contains certain requirements applicable to all our broadcast stations. Our failure to adhere to the Consent Decree could result in more stringent enforcement actions by the FCC.

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

Index
Regulatory changes may result in increased competition in our radio and television broadcasting business.

The radio and television broadcasting industry is subject to extensive and changing federal regulation.  Among other things, the Communications Act of 1934, as amended, and FCC rules and policies require FCC approval for transfers of control and assignments of licenses, and limit the number and types of broadcast properties in a market in which any person or entity may have an attributable interest.  Media ownership restrictions include a variety of limits on local ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets as long as one station is not a top-four rated station (known as the duopoly rule), a prohibition on ownership of a daily English-language newspaper and a television or radio station in the same market, and limits both on the ownership of radio stations, and on common ownership of radio stations and television stations, in the same local market.  In December 2011, the FCC issued a Notice of Rulemaking (“Ownership NPRM”) proposing to modify the newspaper broadcast cross-ownership rule and to eliminate the radio television cross-ownership rule.  The Ownership NPRM also raised questions regarding whether the regulatory treatment of joint operating agreements between television stations in a market that are not commonly owned, including agreements for joint sales of advertising time, news sharing, and the provision of technical, promotional, and back-office services, should be changed.  Such arrangements are common among television stations in medium and smaller television markets where ownership of more than one television station is not permitted and the station providing services is not deemed to have an attributable interest in the station receiving services.  In the Ownership NPRM the FCC requested comments regarding whether such joint operating arrangements should be considered attributable.  In March 2014, the FCC adopted an Order concluding that Joint Sales Agreements ("JSA") under which on television station sells more than 15% of the advertising inventory of another station in a market that is not commonly owned are attributable to the selling station.  Parties to JSAs in effect as of June 19, 2014 were given two years to come into compliance or seek a waiver.  This deadline was extended to December 19, 2016 by the STELA Reauthorization Act of 2014.  The FCC’s decision regarding the attribution of JSAs has been appealed.  The FCC declined to make any other changes to its multiple ownership rules but issued a Further Notice of Proposed Rulemaking ("FNPRM") initiating the 2014 quadrennial review, and stated that the record from the 2010 quadrennial review would be incorporated into the 2014 quadrennial review.  We are unable to predict the outcome of  the FNPRM or of requests for review or appeals of any rule changes adopted by the FCC.

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

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses.  In May 2014, the FCC released an Order establishing general rules for the auctions.  Several petitions for reconsideration of certain of the rules were filed and remain pending.  In addition, the FCC has released rulemaking proposals seeking comment regarding specific  rules and procedures that will apply to the incentive auctions.  That rulemaking process remains ongoing.

The proposed incentive auction process has three components.  First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license.  Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels.  In addition, Congress directed the FCC, when repacking television broadcast spectrum to make reasonable efforts to preserve a station’s coverage area and population served.  Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band.  The statue does not protect low power stations in the repacking process.  Third, the FCC would conduct a forward auction of the relinquished spectrum to new users.  The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction during early 2016.

The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on our business, cannot be predicted.

The performance of our NBC affiliates may suffer due to Comcast’s ownership of NBC Universal.
In January 2011, Comcast and General Electric Company (“GE”), the parent of NBC Universal (“NBCU”) consummated a joint venture in which the programming assets of Comcast and NBCU were combined and Comcast acquired a controlling interest in NBCU.  The FCC approved the joint venture in January 2011.  In 2013, Comcast acquired GE’s remaining interest in NBCU.  Comcast’s control and ownership of NBCU could impact our NBC-affiliated television stations.  We currently have a network affiliation agreement with NBC Universal for two of our television stations and a retransmission consent agreement with Comcast for distribution of several of our television stations.  Comcast’s control and ownership of NBCU could reduce our ability to negotiate favorable terms under future network affiliation and cable carriage agreements.  In addition, Comcast could provide popular NBC sports and entertainment programming on additional outlets including co-owned cable channels and the Internet.  Comcast’s ownership of NBCU may affect the economic incentives that currently form the basis of the network/affiliate relationship, and, over time, may result in the evolution of the network/affiliate relationship so that local affiliates become less important to the network.  The FCC Order approving the 2011 joint venture included certain conditions, many of which were contained in private agreements between Comcast and the major-network affiliate associations, to mitigate these concerns.  Most of these conditions expire in 2017, although in reviewing the proposed merger between Comcast and Time Warner Cable, the FCC could decide to extend certain conditions and/or impose new conditions. Comcast’s ownership of NBCU could ultimately affect the profitability of our NBC affiliated stations.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operations.

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

The basic raw material for newspapers and shoppers is newsprint.  Our newsprint consumption related to our publications totaled $12.8 million in 2014, which was 8.6% of our total publishing revenue.  In 2014, we purchased the majority of our newsprint requirements through a purchasing agent, which has the option to purchase newsprint from multiple suppliers.  We may purchase additional newsprint in the spot market from other suppliers.  Our inability to obtain an adequate supply of newsprint in the future or significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

In 2014, due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates, we recorded a pre-tax, non-cash impairment charge for radio broadcast licenses of $0.2 million. In 2012, due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates, we recorded a pre-tax, non-cash impairment charge for radio and television  broadcast licenses of $0.9 million and $0.7 million, respectively.  There was no impairment of our goodwill in 2012, 2013 or 2014.  As of December 31, 2014, we had a total of $310.7 million of goodwill, broadcast licenses and other intangible assets on our balance sheet, representing 53.5% of our total assets.  The 2014 and 2012 impairment charges had, and any future non-cash impairment charge of goodwill, broadcast licenses or other intangible assets would have, an adverse effect on our financial condition and results of operations.

We may not be able to utilize deferred tax assets to offset future federal and state taxable income.

As of December 31, 2014, we had a total of $23.7 million of deferred tax assets on our balance sheet.  We expect to realize the deferred tax assets to reduce our consolidated federal and state income tax liabilities over a period of time not to exceed 20 years.  However, we may not be able to fully realize the deferred tax assets if our future federal and state taxable income and related income tax liability are insufficient to permit their use.  In the future, we may be required to record a valuation allowance against the deferred tax assets if we believe we are unable to realize them, which would have an adverse effect on our financial condition and results of operations.  In addition, if statutory tax rates are ever reduced, our overall deferred tax asset would be required to be revalued, which could also have an adverse effect on our financial condition and results of operation.

The economic environment or a return to volatility in US credit markets could affect our financing arrangements.

One or more of the lenders in our secured credit facility syndicate could be unable to fund future draws thereunder or take other positions adverse to us.  In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses.  In addition, our ability to meet our credit agreement’s financial covenants may also be affected by events beyond our control, including deterioration of the current economic and industry conditions, which could negatively affect our earnings.  If it is determined we are not in compliance with these financial covenants, the lenders in our credit facility syndicate will be entitled to take certain actions, including acceleration of all amounts due under the facility.  If the lenders take such action, we may be forced to amend the terms of the credit agreement, obtain a waiver or find alternative sources of capital. Obtaining new financing arrangements or amending our existing one may result in significantly higher fees and ongoing interest costs as compared to those in our current arrangement.  If we are unable to obtain alternative sources of capital, it may be necessary to significantly restructure our business operations or sell assets, or, in the event of a prolonged and extensive economic decline, seek bankruptcy protection.

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

An increased level of debt and the financial and restrictive covenants contained in our secured amended and restated credit facility could have important consequences on our financial position and results of operations, including increasing our vulnerability to general adverse economic and industry conditions and detraction from our ability to successfully withstand a downturn in our markets or the economy generally; requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt; limiting our ability to obtain additional financing in the future; and making us vulnerable to increase in interest rates because debt under our secured amended and restated credit facility bears interest at variable rates.

Index
We may be unable to successfully integrate the operations of acquired businesses and may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

Achieving the anticipated benefits of historical acquisitions depends in part upon our ability to integrate these businesses in an efficient and effective manner. The integration of companies, stations or operations that have previously operated independently may result in significant challenges; we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day operations. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel from our company or the acquired businesses.  Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of our company or the acquired businesses. We may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization and systems integration.

Sustained increases in costs of providing pension benefits may adversely affect our operations, financial condition and liquidity.

We have a funded, qualified defined benefit pension plan that covers certain employees and an unfunded, non-qualified pension plan for certain employees whose benefits under the qualified pension plan may be restricted due to limitations imposed by the Internal Revenue Service.  Effective January 1, 2011, the benefit accruals under the qualified defined benefit pension plan and the unfunded, non-qualified pension plan were permanently frozen.  Two significant elements in determining pension income or pension expense are the discount rate used in projecting benefit obligations and the expected return on plan assets.  A lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities.  If our expected return on plan assets is not achieved, our pension expense and cash contributions to the pension plans would increase.  As of the end of 2014, our pension plan remains underfunded.  If the equity markets do not sufficiently recover or the discount rate does not increase or existing legislative relief is not enough, we will be obligated to make substantial contributions in future years to fund the deficiency.  Current projections indicate we will need to contribute $33.4 million over the next five years, beginning in 2015.  A significant increase in our obligation to make contributions to our pension plans would reduce the cash available for working capital, debt reduction and other corporate uses, and may have an adverse effect on our operations, financial condition and liquidity.

We depend on key personnel, and we may not be able to operate and grow our business effectively if we lose the services of any of our senior executive officers or are unable to attract qualified personnel in the future.

We are dependent upon the efforts of our senior executive officers.  The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel.  We have not entered into employment agreements with our key personnel, other than with our Chairman and Chief Executive Officer, and these individuals may not continue in their present capacity with us for any particular period of time.  We have, however, entered into change in control agreements with certain of our senior executives which provide, within a set period after a change in control varying from one year to two years, severance payments and benefits to the executive if his or her employment is terminated without cause or the executive resigns for good reason.  We do not have key man insurance for any of our executive officers or key personnel. Our employment agreement with our Chairman and Chief Executive Officer also contains change in control protection for him. The loss of any senior executive officer could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.  Our inability to find a replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees or regulatory changes.

As of December 31, 2014, we and our subsidiaries had approximately 1,700 full-time and 800 part-time employees compared to approximately 1,800 full-time and 900 part-time employees at December 29, 2013.  Currently, there are 11 bargaining units representing approximately 600 (or approximately 24%) of our total number of employees.  We have entered into various collective bargaining agreements with these bargaining units.  Ten of these agreements will expire within the next two years.

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

Index
Risks Relating to the Proposed Transactions with Scripps

On July 30, 2014, we entered into a Master Transaction Agreement (the “Master Agreement”) with Scripps, Scripps Media, Inc., Desk Spinco, Inc. (“Scripps Spinco”), Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Boat Spinco, Inc. (“Journal Spinco”), Journal Media Group, Inc. (f/k/a/ Boat NP Newco, Inc.) (“Journal Media Group”), and Boat NP Merger Co.

Pursuant to the Master Agreement, we and Scripps will, through a series of transactions and subject to the satisfaction or waiver of specified conditions, (i) separate our newspaper business pursuant to a spin-off of Journal Spinco to our shareholders, (ii) separate Scripps’ newspaper business pursuant to a spin-off of Scripps Spinco to the shareholders of Scripps, (iii) combine these two spun-off newspaper businesses through two mergers, resulting in each of them becoming a wholly owned subsidiary of Journal Media Group and (iv) then we will merge with and into a wholly owned subsidiary of Scripps. Upon consummation, the transactions will result in two separate, public companies: one, Journal Media Group, continuing our and Scripps combined newspaper businesses; and the other, Scripps, continuing our and Scripps combined broadcast businesses. In connection with the transactions, each share of our then outstanding class A and class B common stock will receive 0.5176 Scripps class A common shares and 0.1950 shares of Journal Media Group common stock, and each Scripps class A common share and common voting share then outstanding will receive 0.2500 shares of Journal Media Group common stock. Immediately following consummation of the transactions, holders of our common stock will own approximately 41% of the common shares of Journal Media Group and approximately 31% of the common shares of Scripps, in the form of Scripps class A common shares, with the remaining common shares of each entity owned by the Scripps shareholders. Pursuant to the Master Agreement, prior to the consummation of the transactions, we will contribute to Journal Spinco (and, thereby following the closing, Journal Media Group) $10.0 million in cash, and Scripps will distribute a special cash dividend in the aggregate amount of $60.0 million to the holders of its common stock. The transactions are intended to be tax-free at both the shareholder and corporate levels for us and Scripps, with the exceptions of the distribution of Journal Spinco to our shareholders, which will be taxable at the corporate level, and the distribution of $60.0 million by Scripps to its shareholders.  References to the “transactions,” unless the context requires otherwise, mean the transactions contemplated by the Master Agreement, taken as a whole.

Completion of the transactions is subject to customary closing conditions. The following risk factors relate to risks posed to our shareholders from the proposed transactions. Additional risks exist that are related to the ownership of the two separately traded public companies following the transactions. These risks are detailed in the documents filed by us, Scripps and Journal Media Group with the Securities and Exchange Commission related to the transactions.

The transactions are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.

Completion of the transactions is subject to closing conditions that make the completion and timing of the transactions uncertain. The conditions include, among others, the absence of any governmental order preventing the completion of the transactions, the continued effectiveness of the registration statement on Form S-4 of Scripps (Registration No. 333-200388), the continued effectiveness of the registration statement on Form S-4 of Journal Media Group (Registration No. 333-201540) registering the shares of Journal Media Group to be issued pursuant to the newspaper mergers, the receipt of required shareholder approvals, the listing of Journal Media Group shares on the New York Stock Exchange and the receipt of third party consents under Journal’s major network affiliation agreements.

Although we and Scripps have agreed in the Master Agreement to use our respective reasonable best efforts to obtain the requisite approvals and consents, there can be no assurance that these approvals and consents will be obtained, and these approvals and consents may be obtained later than anticipated. If permitted under applicable law, either of we or Scripps may waive a condition for its own benefit and consummate the transactions even though one or more of these conditions has not been satisfied. Any determination whether to waive any condition will be made by us or Scripps at the time of such waiver based on the facts and circumstances as they exist at that time.

Index
The Master Agreement contains provisions that restrict our ability to pursue alternatives to the transactions and, in specified circumstances, could require us to pay to Scripps a termination fee.

Under the Master Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly facilitating or negotiating, or furnishing non-public information with regard to, any inquiry, proposal or offer for an alternative business combination transaction from any person. We may terminate the Master Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including a determination by our board of directors (after having received the advice of a nationally recognized financial advisor and outside legal counsel) that such proposal is more favorable from a financial point of view to our shareholders than the transactions. A termination in this instance would result in us being required to pay Scripps a termination fee of approximately $15.8 million plus up to $7.5 million in expense reimbursement. To be a superior proposal, the third party proposal must be an offer to acquire all of our businesses. These provisions could discourage a third party that may have an interest in acquiring all or a significant part us from considering or proposing an alternative business combination transaction with us, even if such third party were prepared to pay consideration with a higher value than the value of the transactions.

Failure to complete the transactions may negatively impact our share price and our future business and financial results.

The Master Agreement provides that either us or Scripps may terminate the Master Agreement if the transactions are not consummated on or before September 30, 2015. In addition, the Master Agreement contains certain termination rights for both us and Scripps including, among others, by us, in the event our board of directors determines to enter into a definitive agreement with respect to a superior proposal. Upon termination of the Master Agreement under specific circumstances, we will be required to pay Scripps a termination fee of approximately $15.8 million plus up to $7.5 million in expense reimbursement. The Master Agreement also provides that Scripps will be required to pay us approximately $15.8 million plus up to $7.5 million in expense reimbursement if the Master Agreement is terminated under certain circumstances.

If the transactions are not completed on a timely basis, our ongoing business may be adversely affected. If the transactions are not completed at all, we will be subject to a number of risks, including the following:

•	being required to pay costs and expenses relating to the transactions, such as termination fees and costs and legal, and accounting fees, whether or not the transactions are completed; and

•	loss of time and resources committed by our management to matters relating to the transactions that could have been devoted to pursuing other beneficial opportunities.

If the transactions are not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the transactions will be completed and that the related benefits will be realized, or to the extent there is a market perception that the transactions were not consummated due to an adverse change in our business.

Uncertainties associated with the transactions may cause employees to leave us or Scripps and may otherwise affect the future business and operations of Scripps and Journal Media Group.

Scripps’ and Journal Media Group’s success after the transactions will depend in part upon their ability to retain key employees. Prior to and following the transactions, current and prospective employees may experience uncertainty about their future roles and choose to pursue other opportunities, which could have an adverse effect on Scripps and Journal Media Group. If key employees depart, the integration of the broadcast business of us and Scripps may be more difficult and Scripps’ business following the transactions could be adversely affected.  Additionally, the inability of us or Scripps to retain key newspaper employees could adversely affect the success of Journal Media Group following the transactions.

The number of Scripps class A common shares that our shareholders will receive in the broadcast merger is based on a fixed exchange ratio and the number of shares of Journal Media Group that our and Scripps shareholders will receive pursuant to the transactions is also based on a fixed exchange ratio. Because the market price of Scripps class A common shares and shares of our class A common stock will fluctuate, our shareholders cannot be certain of the value of the consideration that they will receive in the transactions.

Upon completion of the transactions, each outstanding share of our common stock (other than certain excluded shares and shares with respect to which the holders thereof have properly dissented and have not withdrawn their demand or waived their rights to dissent) will be converted into the right to receive 0.5176 Scripps class A common shares and 0.1950 shares of common stock of Journal Media Group. Upon completion of the transactions, each outstanding Scripps class A common share and common voting share will receive 0.2500 shares of common stock of Journal Media Group. The exchange ratios for determining the number of shares of Journal Media Group common stock that our and Scripps shareholders will receive in the transactions are fixed and will not be adjusted for changes in the market price of our class A common stock or Scripps class A common shares. The exchange ratio for determining the number of Scripps class A common shares that our shareholders will receive in the broadcast merger is also fixed and will not be adjusted for changes in the market price of Scripps class A common shares. The market value of Scripps class A common shares that our shareholders will be entitled to receive in the broadcast merger will depend on the market value of Scripps class A common shares immediately before that merger is completed and could vary significantly from the market value on the date of the announcement of the transactions (i.e., July 30, 2014). In addition, there is currently no market value for shares of Journal Media Group. The Master Agreement does not provide for any adjustment to share consideration based on fluctuations of the per share price of our class A common stock or Scripps class A common shares. Additionally, the market value of Scripps class A common shares and Journal Media Group’s common stock that may prevail any time following the completion of the transactions is unknown and will likely fluctuate over time.

Index
Fluctuations in the share price of Scripps and/or Journal Media Group could result from changes in the business, operations or prospects of us or Scripps prior to the closing of the transactions or of Scripps or Journal Media Group following the closing of the transactions. Regulatory developments, general market and economic conditions and other factors both within and beyond the parties control could also contribute to fluctuations in the share price of Scripps and Journal Media Group.

The integration of the newspaper and broadcast businesses of us and Scripps following the transactions will present significant challenges that may reduce the anticipated potential synergies of the transactions.

Scripps and Journal Media Group will face significant challenges in consolidating functions and integrating the two companies’ organizations and operations in a timely and efficient manner to realize anticipated synergies. The integration of our and Scripps’ newspaper and broadcast businesses will be complex and time-consuming due to the size and complexity of each organization. The principal challenges will include the following:

•	integrating our and Scripps’ existing businesses;

•	integrating information systems and internal controls over accounting and financial reporting;

•	retaining key employees;

•	preserving significant business relationships;

•	consolidating corporate and administrative functions; and

•	conforming standards, controls, procedures and policies, business cultures and compensation structures.

The managements of Scripps and Journal Media Group will have to dedicate substantial effort to integrating their newspaper and broadcast businesses during the integration process. These efforts could divert management’s focus and resources from each company’s business, corporate initiatives or strategic opportunities. If Scripps and/or Journal Media Group are unable to integrate operations in a timely and efficient manner, or at all, the anticipated synergies and cost savings of the transactions may not be realized fully, or at all, or may take longer to realize than expected, and the value of Scripps class A common shares and Journal Media Group common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the transactions and any delays encountered in the integration process could have an adverse effect upon the revenues, level of expenses and operating results of Scripps and/or Journal Media Group.

We will incur significant costs in connection with the transactions.

We and Scripps expect to pay significant transaction costs in connection with the transactions. These costs include investment banking, legal and accounting fees and expenses, expenses associated with the indebtedness that will be assumed by Scripps in connection with the transactions, SEC filing fees, printing expenses, mailing expenses and other related charges. We estimate our aggregate transaction costs will be approximately $20 million and Scripps estimates its aggregate transaction costs will be approximately $32 million. A portion of the transaction costs will be incurred regardless of whether the transactions are consummated. We and Scripps will generally pay our own costs and expenses in connection with the transactions. Scripps and/or Journal Media Group may incur costs associated with integrating the operations of the two companies, and these costs could be significant and could have an adverse effect on Scripps’ and/or Journal Media Group’s future operating results if the anticipated cost savings from the transactions are not achieved. Although we and Scripps expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, should allow Scripps and Journal Media Group to offset incremental expenses over time, the net benefit may not be achieved in the near term, or at all. For us, the spin will create a corporate level tax of between $25 and $35 million. This tax liability will be a liability of the subsidiary of Scripps into which we will be merged in the broadcast merger.

Index
While the transactions are pending, we will be subject to business uncertainties, and contractual restrictions under the Master Agreement that could have an adverse effect on our businesses.

Uncertainty about the effect of the transactions on our employees and business relationships may have an adverse effect on us and, consequently, on Scripps and Journal Media Group following the completion of the transactions. These uncertainties could impair each party’s ability to retain and motivate key personnel prior to and after the completion of the transactions and could cause third parties who deal with us and Scripps to seek to change existing business relationships with us and Scripps. If key employees depart or if third parties seek to change business relationships with us, Scripps’ and Journal Media Group’s business following the completion of the transactions could be adversely affected. In addition, the Master Agreement restricts us and Scripps, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the transactions close or the Master Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to completion of the transactions or termination of the Master Agreement, and from making other changes to our businesses.

If the spin-offs, newspaper mergers and broadcast merger do not qualify as tax-free transactions, tax could be imposed on our shareholders.

If the spin-offs, newspaper mergers and broadcast merger do not qualify as tax-free transactions, tax could be imposed on our shareholders. If the spin-offs fail to qualify for tax-free treatment, the deemed receipt of shares of Journal Spinco will be treated as a taxable distribution to our shareholders.

Pending litigation against us and Scripps could result in an injunction preventing completion of the transactions, the rescission of the transactions in the event they are completed, the payment of damages in the event the transactions are completed and/or may adversely affect Scripps’ and Journal Media Group's business, financial condition or results of operations following the transactions.

In connection with the transactions, a purported shareholder of our common stock has filed a putative stockholder class action lawsuit against us, the members of our board of directors, Scripps and the other parties to the Master Agreement. Among other remedies, the plaintiff seeks to enjoin the transaction. In addition, one of the conditions to the closing of the transactions is that no material law and no judgment, injunction, order or decree issued by any court of competent jurisdiction shall be in effect that prohibits the consummation of the transactions. Consequently, if the plaintiff is successful in obtaining an injunction prohibiting us or Scripps from consummating the transactions on the agreed-upon terms, then the injunction may prevent the transactions from being completed within the expected timeframe, or at all. Furthermore, if the defendants are not able to resolve the lawsuit, the lawsuit could result in substantial costs to us and Scripps, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the transactions are completed may adversely affect the financial condition or results of operations of Scripps and Journal Media Group.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin.  We believe all of our properties are well maintained, are in good conditions and suitable for present operations.  There are no material encumbrances on any of our owned properties.  Our equipment is secured by liens pursuant to our secured credit facility. As of December 31, 2014, we have $150.4 million of net property and equipment secured by our credit facility.  The following are the principal properties operated by us and our subsidiaries and the approximate square footage as of December 31, 2014.

	Owned	Leased
Publishing
Printing plants, newsrooms, offices and distribution centers located in:
Milwaukee, WI (1)	500,000	5,000
West Milwaukee, WI (2)	479,000	-
Waupaca, WI	73,000	-
Waukesha, WI	34,000	-
Cedarburg, WI	17,000	-
Hartland, WI	13,000	-
Menomonee Falls, WI	12,000	-
Hartford, WI	7,000	-
New London, WI	6,000	-
Johnson Creek, WI	-	6,000
West Bend, WI	-	5,000
Port Washington, WI	-	5,000
Elkhorn, WI	-	4,000
Madison, WI	-	3,000
Wittenberg, WI	1,000
Beaver Dam, WI	-	1,000
Mukwonago, WI	-	1,000

Television
Office, studios and transmitter and tower sites located in:
Milwaukee, WI (3)	84,000	-
Nashville, TN	51,000	10,000
Las Vegas, NV	33,000	-
Tucson, AZ	23,000	2,000
Green Bay, WI	24,000	-
Omaha, NE	23,000	-
Fort Myers, FL	21,000	1,000
Boise, ID	20,000	-
Lansing, MI	2,000	11,000

Radio
Office, studios and transmitter and tower sites located in:
Knoxville, TN (4)	26,000	5,000
Wichita, KS	23,000	6,000
Milwaukee, WI (3)	25,000	-
Tulsa, OK	22,000	1,000
Springfield, MO	-	14,000
Boise, ID	8,000	1,000
Omaha, NE	8,000	-
Tucson, AZ	8,000	-

(1)	Includes our corporate headquarters and Journal Sentinel, Inc.'s business and editorial offices.
(2)	Production facility housing printing, packaging, inserting, recycling, distribution and transportation operations of the Milwaukee Journal Sentinel.
(3)	Includes our business operations' headquarters.
(4)	Includes 5,000 square feet leased to third party pursuant to lease expiring in September 2015.

Index
ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business.  We do not believe that any such unresolved legal actions and claims will materially adversely affect our consolidated results of operations, financial condition or cash flows.

Members of our Board of Directors, and the parties to the Master Agreement, including us and Scripps, were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.).  The plaintiff in the lawsuit alleged that our directors breached their fiduciary duties to our shareholders in connection with the transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty.  The plaintiff alleged that our directors breached their fiduciary duties by, among other things, (i) agreeing to enter into the Master Agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision.  The plaintiff also challenged the qualifications of our financial advisor and asserted that it has a conflict because the founder and managing partner, who is the lead investment banker for us in the transactions, was employed by Lazard Fréres & Co. LLC (“Lazard”) prior to 2010 as a managing director, where he had responsibility for Lazard’s relationship with Scripps. On August 29, 2014, the defendants filed Motions to Dismiss asking the Circuit Court to dismiss the lawsuit. On November 12, 2014, the Circuit Court entered an Order granting the defendants’ Motions to Dismiss and dismissing the lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al. (Case No. 2:15-cv-00012-JPS)), naming us, our Board of Directors, Scripps, and the other parties to the Master Agreement as defendants. The plaintiff asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief enjoining the transactions and damages.  On February 6, 2015, the plaintiff filed a motion to permit expedited discovery and to set a briefing scheduling on a future motion for preliminary injunction.  On February 11, 2015, the defendants filed Motions to Dismiss asking the Court to dismiss the lawsuit, and on February 12, 2015, the defendants filed oppositions to the plaintiff’s expedited discovery motion.  Both the plaintiff’s expedited discovery motion and the defendants’ Motions to Dismiss are currently pending.  The outcome of this lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of us and Scripps.  A preliminary injunction could delay or jeopardize the completion of the transactions, and an adverse judgment grating permanent injunctive relief could indefinitely enjoin completion of the transactions.  We, Scripps, and the other defendants named in the lawsuit believe the claims asserted are without merit and intend to continue to vigorously defend against them.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 170 million shares of class A common stock; 120 million shares of class B common stock; and 10 million shares of preferred stock.

Class A shares are listed for trading on the New York Stock Exchange (the "NYSE") under the symbol “JRN.”  Class A shareholders are entitled to one vote per share.

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

As of February 27, 2015, there were 83 record holders of class A common stock and 1,484 holders of class B common stock.  We have no outstanding shares of preferred stock.

Index
The following table provides information about our repurchases of our class A and B common stock for the fourth quarter ended December 31, 2014:

Issuer Purchases of Equity Securities
	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2014 to October 26, 2014	-		-	-	$37,353,739
October 27, 2014 to November 23, 2014	-		-	-	$37,353,739
November 24, 2014 to December 31, 2014	9,230	(2)	-	-	$37,353,739

(1)	In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended the repurchase program through fiscal 2015. In connection with the transactions with Scripps, we are precluded from repurchasing any further shares unless it would not materially impair, impede or delay the transactions.

(2)	Represents 9,230 shares of class B common stock transferred from employees to us to satisfy tax withholding requirements in connection with the vesting of restricted stock under the 2007 Omnibus Incentive Plan.

The high and low sales prices of our class A common shares for the four quarters of 2014 and 2013 as reported on the NYSE and the dividends declared per class A and class B common share for the four quarters of 2014 and 2013 were as follows:

	2014			2013
	High	Low	Cash Dividend	High	Low	Cash Dividend

First Quarter	$10.00	$7.90	$-	$6.88	$5.00	$-
Second Quarter	9.12	7.79	-	7.75	5.80	-
Third Quarter	11.37	8.49	-	9.52	7.04	-
Fourth Quarter	11.94	7.82	-	9.75	7.71	-

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

The following graph compares, on a cumulative basis, changes in the total return on our class A common stock with the total return on the Standard & Poor’s 500 Stock Index and the total return on a peer group comprised of eight corporations that concentrate on newspapers and broadcast operations.  Our peer group is comprised of Gannett Company, Inc., Lee Enterprises, Inc., The McClatchy Company, The New York Times Company, Scripps, Media General, Inc. and Graham Holdings Company.  This graph assumes the investment of $100.00 on December 27, 2009 and the reinvestment of any dividends since that date.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Journal Communications, Inc., the S&P 500 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/27/09
12/26/10
12/25/11
12/30/12
12/29/13
12/31/14
Journal Communications, Inc.
S&P 500
Peer Group

	12/09	12/10	12/11	12/12	12/13	12/14
Journal Communications, Inc	100.00	129.44	117.26	131.22	231.98	290.10
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	97.68	82.86	97.96	179.27	191.92

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial data.  The selected financial data for the years ended December 31, 2014, December 29, 2013, and December 30, 2012 and as of December 31, 2014, and December 29, 2013, have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data for the years ended December 25, 2011 and December 26, 2010 and as of December 30, 2012, December 25, 2011 and December 26, 2010, have been derived from our audited consolidated financial statements, including the notes thereto, not included in this Annual Report on Form 10-K.  This table should be read together with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	2014(1)	2013(2)	2012(3)	2011(4)	2010

	(dollars and shares in thousands, except for per share amounts)

Statement of Operations Data
Revenue	$428,436	$397,267	$393,118	$351,452	$370,942
Operating costs and expenses	356,478	345,951	332,771	311,175	318,726
Broadcast license impairment	211	-	1,616	735	-
Operating earnings	71,747	51,316	58,731	39,542	52,216
Total other income and (expense)	(5,935)	(7,894)	(4,461)	(3,525)	(3,281)
Earnings from continuing operations before income taxes	65,812	43,422	54,270	36,017	48,935
Provision for income taxes	26,494	17,172	21,688	14,304	18,730
Earnings from continuing operations	39,318	26,250	32,582	21,713	30,205
Gain (loss) from discontinued operations, net of taxes	5,872	(49)	743	473	4,176
Net earnings	$45,190	$26,201	$33,325	$22,186	$34,381

Diluted weighted average shares outstanding	50,749	50,436	50,091	51,088	50,789

Diluted - Class A and B common stock:
Continuing operations	$0.77	$0.52	$0.60	$0.36	$0.52
Discontinued operations	0.12	-	0.01	0.01	0.07
Net earnings	$0.89	$0.52	$0.61	$0.37	$0.59

Cash dividends:
Minimum class C	$-	$-	$0.35 (5)	$0.57 (6)	$0.57 (6)
Class B	$-	$-	$-	$-	$-
Class A	$-	$-	$-	$-	$-

Segment Data
Revenue:
Television	$200,847	$166,616	$152,444	$110,372	$119,265
Radio	79,120	76,816	76,259	70,367	69,283
Publishing	148,958	154,558	164,947	170,976	182,799
Corporate	(489)	(723)	(532)	(263)	(405)
Total revenue	$428,436	$397,267	$393,118	$351,452	$370,942

Operating earnings (loss):
Television	$59,459	$31,395	$41,005	$15,708	$28,239
Radio	14,937	14,017	13,962	15,053	14,512
Publishing	10,242	13,778	11,622	15,901	18,222
Corporate	(12,891)	(7,874)	(7,858)	(7,120)	(8,757)
Total operating earnings	$71,747	$51,316	$58,731	$39,542	$52,216

Index
	2014(1)	2013(2)	2012(3)	2011(4)	2010

	(dollars and shares in thousands, except for per share amounts)

Other Financial Data
Depreciation	$19,141	$20,058	$20,590	$21,261	$22,101
Amortization	$2,818	$2,855	$1,448	$1,381	$1,890
Capital expenditures	$9,074	$12,440	$12,305	$10,590	$9,374

Cash Flow Data
New cash provided by (used for):
Operating activities	$82,235	$53,416	$75,256	$43,760	$70,357
Investing activities	$(7,423)	$(17,030)	$(239,897)	$(8,812)	$6,192
Financing activities	$(77,091)	$(37,504)	$162,666	$(36,859)	$(79,739)
Discontinued operations	$13,600	$601	$1,987	$2,273	$1,953

Balance Sheet Data
Property and equipment, net	$150,396	$160,549	$169,138	$165,929	$177,015
Intangible assets, net	$310,740	$317,631	$316,002	$109,109	$111,672
Total assets	$580,480	$596,018	$625,803	$417,725	$431,770
Total debt	$130,624	$208,229	$246,030	$41,305	$74,570
Total equity	$279,708	$250,087	$205,501	$206,188	$208,927

(1)
On January 1, 2014, we closed on the sale of Palm Springs, California stations KMIR-TV and KPSE-LP which are reported as discontinued operations in all years presented. On December 12, 2014, we completed the sale of  KFTI-FM in Wichita, Kansas.

(2)	On May 3, 2013, we completed the purchase of WNOX-FM in Knoxville, Tennessee.

(3)
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

(4)	In June 2011, we completed the sale of Pelican Press and Pelican Press Marketplace businesses, which operated in Sarasota, Florida. In August 2011, we completed the sale of the remaining Florida-based community publications businesses, including Florida Mariner, Clay Today, Clay County Leader, Ponte Vedra Recorder, St. Augustine Underground, First Coast Register and Car Connection.

(5)	Minimum unpaid and undeclared dividend of $0.35 per share was accrued for part of 2012.

(6)	Minimum unpaid and undeclared dividend of $0.57 per share was accrued for 2011 and 2010.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the three years ended December 31, 2014, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements.  See “Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Our television segment consists of 14 television stations in 8 states that we own or provide services to.  Our radio segment consists of 34 radio stations in 8 states, after the divestiture of an FM station in December 2014. Results from our digital media assets are included in our television, radio and publishing segments.  Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Revenue in the television and radio industries is derived primarily from the sale of advertising time to local, national, and political and issue advertisers, retransmission fees and, to a lesser extent, from barter, digital revenue and other revenue.  Our television and radio stations are attracting new local advertisers through the creation of new local content, digital products, and programs that combine television or radio with digital.  Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy.  The size of advertisers’ budgets, which are affected by broad economic trends, affects the radio and television industries in general and the revenue of individual stations in particular.  Our television and radio businesses also are affected by audience fragmentation as audiences have an increasing number of options to access news and other programming.  Television advertising revenue and rates in even-numbered years, in particular, and radio advertising revenue and rates to a lesser extent, typically benefit from political and issue advertising.  As the demand for advertising increases on the limited available inventory, we have the opportunity to increase average unit rates we charge our customers.  Even-numbered years also benefit from Olympics related advertising on our two NBC affiliates.  The expected increased ratings during the Olympics time period provide us the opportunity to sell advertising at premium rates.  Therefore, a decline in revenue during the odd-numbered years is typical and expected.

In recent years, newspaper industry fundamentals have declined as a result of  secular industry changes.  Retail and classified ROP advertising have decreased from historic levels due in part to department store consolidation, weakened employment, automotive and real estate economics and a migration of advertising to the Internet and other advertising forms.  Circulation volume declines and online competition have also negatively impacted newspaper industry revenues.

Advertising revenue at our television, radio and publishing businesses reflects continued cautious behavior of both our customers and consumers.  Revenue levels in our television and radio businesses will continue to be affected by increased competition for audiences.  In addition, recent consolidations within the television industry signal the importance of scale to the negotiation of both retransmission revenue with MVPDs and reverse compensation agreements with the networks.  We do not expect that revenues at our daily newspaper or community publications will return to revenue levels reported in 2014 or prior years given the secular changes affecting the newspaper industry.

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

Index
The boards of directors of both companies have approved the transactions, which are subject to customary regulatory approvals. We expect the transaction with Scripps to close in the first half of 2015.

Annual Broadcast License Impairment Tests
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 29, 2014, the first day of our fiscal fourth quarter. The impairment tests indicated two of our radio broadcast licenses were impaired due to declines in projected long-term market revenues. The changes in the discount rate used for our broadcast licenses are primarily driven by changes in the expected return on the public equity of comparable companies in the television and media sector and the average cost of capital. In accordance with the Financial Accounting Standards Board's ("FASB") guidance for goodwill and intangible assets, our radio broadcast licenses were written down to their estimated fair value of $60 million, resulting in a $0.2 million non-cash impairment charge for our radio business in the fourth quarter of 2014.
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
We based the valuation of broadcast licenses on our internal projections and industry-based assumptions:
	September 29, 2014	September 30, 2013	September 24, 2012

Television
Discount rate	11.5%	11.5%	11.5%
Tax rate	39.0	39.0	39.0
Long-term growth rate	2.5	2.5	2.5

Radio
Discount rate	10.0%	10.5%	10.5%
Tax rate	39.0	39.0	39.0
Long-term growth rate	1.5	2.0	2.0

As of December 31, 2014, if we were to increase the discount rates for television by 100.0 basis points and by 200.0 basis points, it would result in impairment charges of $3.0 million and $14.8 million, respectively.  If we were to decrease the long-term growth rates for television by 50.0 basis points and by 100.0 basis points, it would result in impairment charges of $0.1 million and $0.4 million, respectively.

As of December 31, 2014, if we were to increase the discount rates for radio by 100.0 basis points and by 200.0 basis points, it would result in impairment charges of $1.8 million and $4.6 million, respectively.  If we were to decrease the long-term growth rates for radio by 50.0 basis points and by 100.0 basis points, it would result in impairment charges of $0.6 million and $0.9 million, respectively.

Interim and Annual Goodwill Impairment Tests

Our annual impairment tests on goodwill associated with our television and radio reporting units and our combined publishing reporting unit as of September 29, 2014, the first day of our fiscal fourth quarter, indicated there was no impairment of our goodwill.
For purposes of testing the carrying values of goodwill related to our television and radio reporting units, we determine fair value by using an income and a market valuation approach.  The income approach uses expected cash flows of the reporting units.  The cash flows are discounted for risk and time value.  In addition, the present value of the projected residual value is estimated and added to the present value of the cash flows.  The market approach is based on price multiples of publicly traded stocks of comparable companies to estimate fair value.  We assign a greater weight to the income approach as the market approach is deemed less reliable due to the differences in entity size and business model between our television and radio reporting units and the comparable companies selected.  We base our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting units requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.

Index
We based the valuation of goodwill related to our television and radio reporting units on our internal projections and industry-based assumptions:
	September 29, 2014	September 30, 2013	September 24, 2012
Television
Discount rate	10.5%	10.5%	10.5%
Tax rate	40.0	40.0	39.0
Long-term growth rate	2.5	2.5	2.5

Radio
Discount rate	9.0%	9.0%	9.0%
Tax rate	40.0	40.0	39.0
Long-term growth rate	2.0	2.0	2.0
As of December 31, 2014, if we were to increase the discount rates by 200.0 basis points or decrease the long term growth rates by 100.0 basis points, step two of the goodwill impairment test would not be triggered.

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
We based the valuation of goodwill related to our publishing reporting unit on our internal projections and industry-based assumptions:
	September 29, 2014	September 30, 2013	September 24, 2012
Discount rate	11.0%	12.0%	12.0%
Tax rate	40.0	40.0	39.0
Long-term growth rate	(1.5)	(1.5)	(1.5)
As of December 31, 2014, if we were to increase the discount rates by 200.0 basis points or decrease the long-term growth rates by 100.0 basis points, step two of the goodwill impairment test would not be triggered.

Results of Operations

2014 Compared to 2013

In the fourth quarter of 2014, we changed our fiscal year-end from a 52-53 week fiscal year ending on the last Sunday of December to a December 31 fiscal year-end.  We estimate that the three additional days in fiscal year 2014 added $2.7 million of revenue and $0.5 million of operating earnings compared to fiscal year 2013.  The results discussed below include the impact of the additional three days in fiscal year 2014.

Our consolidated revenue in 2014 was $428.4 million, an increase of $31.1 million, or 7.8%, compared to $397.3 million in 2013.  Our consolidated operating costs and expenses in 2014 were $224.8 million, an increase of $5.5 million, or 2.5%, compared to $219.3 million in 2013.  Our consolidated selling and administrative expenses in 2014 were $131.9 million, an increase of $5.2 million, or 4.1%, compared to $126.7 million in 2013.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total revenue for 2014 and 2013:

	2014	Percent of Total Revenue	2013	Percent of Total Revenue
	(dollars in millions)

Revenue:
Television	$200.8	46.9%	$166.6	42.0%
Radio	79.1	18.4	76.8	19.3
Publishing	149.0	34.8	154.6	38.9
Corporate	(0.5)	(0.1)	(0.7)	(0.2)
Total revenue	428.4	100.0	397.3	100.0

Total operating costs and expenses	224.8	52.5	219.3	55.2
Selling and administrative expense	131.9	30.8	126.7	31.9
Total operating costs and expenses and selling and administrative expenses	356.7	83.3	346.0	87.1
Total operating earnings	$71.7	16.7%	$51.3	12.9%

At our television business, revenue increased in 2014 compared to 2013 primarily due to a $17.1 million increase in retransmission revenue, a $15.9 million increase in political and issue advertising revenue and a $2.6 million increase in Olympics revenue, partially offset by a $1.0 million decrease in national advertising revenue and a $0.7 million decrease in local advertising revenue.

At our radio business, revenue increased in 2014 compared to 2013 primarily due to a $1.7 million increase in local advertising revenue and a $1.0 million increase in political and issue advertising revenue, partially offset by a $0.4 million decrease in  national advertising revenue.

Our publishing businesses experienced a 4.5% decrease in advertising revenue in 2014 compared to 2013.  Retail advertising revenue decreased 4.0% in 2014 compared to 2013 primarily due to declines in both ROP and preprint business; led by losses in the furniture, telecommunications and healthcare revenue categories.  Classified advertising revenue decreased 5.7% in 2014 compared to 2013 primarily due to declines in the employment, rentals and real estate revenue categories. Publishing circulation revenue decreased $1.7 million in 2014 compared to 2013 driven by lower volumes at the daily newspaper.  Publishing other revenue, which primarily includes commercial printing and delivery revenue, decreased $0.2 million or 1.1% in 2014 compared to 2013, driven by a $0.3 million decrease in commercial printing revenue.  Commercial distribution revenue was essentially flat when compared to 2013.

The increase in total operating costs and expenses in 2014 compared to 2013 was primarily due to a $7.3 million increase in network programming fees and a $1.0 million increase in publishing workforce reduction charges, partially offset by a $1.3 million decrease in newsprint and paper costs. The increase in selling and administrative expenses was primarily due to an increase in transaction costs of $4.8 million and an increase in publishing workforce reduction charges of $1.0 million.

Our consolidated operating earnings were $71.7 million in 2014, an increase of $20.4 million, or 39.8%, compared to $51.3 million in 2013.  The following table presents our operating earnings (loss) by segment for 2014 and 2013:

	2014	2013
	(dollars in millions)

Television	$59.5	$31.4
Radio	14.9	14.0
Publishing	10.2	13.8
Corporate	(12.9)	(7.9)
Total operating earnings	$71.7	$51.3

Operating earnings increased by $20.4 million primarily due to an increase in retransmission and political and issue revenue, partially offset by a decline of advertising and circulation revenue and an increase in network programming fees.

Index
EBITDA in 2014 was $93.7 million, an increase of $19.5 million, or 26.2%, compared to $74.2 million in 2013. We define EBITDA as net earnings excluding earnings from discontinued operations, net, provision for income taxes, total other expense, net (which is comprised of interest income and expense), depreciation and amortization.  Management primarily uses EBITDA, among other things, to evaluate our operating performance compared to our operating plans and/or prior years and to value prospective acquisitions.  We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management, helps to improve their ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.  EBITDA is also a primary measure used externally by our investors and our peers in our industry for purposes of valuation and comparing our operating performance to other companies in the industry.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States.  EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2014 and 2013:

	2014	2013
	(dollars in millions)

Net earnings from continuing operations(1)	$39.3	$26.3
Provision for income taxes	26.5	17.2
Total other expense, net	5.9	7.9
Depreciation	19.2	20.0
Amortization	2.8	2.8
EBITDA	$93.7	$74.2

(1)	Included in net earnings from continuing operations for 2014 are pre-tax charges for transaction related costs, workforce reduction charges, impairment of intangible assets and impairment of long-lived assets of $6.4 million, $2.7 million, $0.2 million, and $0.1 million, respectively. Included in net earnings from continuing operations for 2013 are pre-tax charges for transaction related costs, workforce reduction charges and impairment of long-lived assets of $1.6 million, $0.9 million, and $0.2 million, respectively.

The increase in our EBITDA was consistent with the increase in our operating earnings for the reasons described above.

Television

Revenue from television in 2014 was $200.8 million, an increase of $34.2 million, or 20.5%, compared to $166.6 million in 2013.  Operating earnings from television in 2014 were $59.5 million, an increase of $28.1 million, or 89.4%, compared to $31.4 million in 2013.

The following table presents our television revenue and operating earnings for 2014 and 2013:

	2014	2013	Percent Change
	(dollars in millions)

Revenue	$200.8	$166.6	20.5%

Operating earnings	$59.5	$31.4	89.4%

Revenue increased in all nine of our television markets.  Compared to 2013, on a same station basis, retransmission revenue increased $17.1 million, or 78.0%, political and issue advertising revenue increased $15.9 million, Olympics advertising revenue increased $2.6 million and other revenue increased $0.3 million, or 20.8%, local advertising revenue decreased $0.7 million, or 0.6%, and national advertising revenue decreased $1.0 million, or 2.8%.  Retransmission revenue increased in 2014 compared to 2013 primarily due to contracted rate increases with our MVPDs. Political and issue advertising revenue increased in 2014 compared to 2013 primarily due to 2014 being an election year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

Index
Our television stations experienced revenue increases in a number of categories, specifically political, telecommunications and general services, partially offset by decreases in the retail, casinos and media categories.  Automotive advertising revenue represented 18.1% of television advertising revenue in 2014 compared to 21.6% in 2013.  Automotive advertising revenue was $36.4 million in 2014, an increase of $0.3 million, or 1.0%, compared to $36.1 million in 2013.  Our television stations are working to grow their local customer base by creating new local content and programs that combine television with digital platforms.  Digital revenue was $4.4 million in 2014 compared to $3.7 million in 2013.  Digital revenue is reported in local advertising revenue.

Total television expenses in 2014 increased $6.1 million, or 4.6%, compared to 2013 primarily due to an increase of $7.3 million in network programming expenses.

The increase in operating earnings was primarily due to increases in retransmission, political and issue and Olympics revenue, partially offset by an increase in network programming expenses.

Radio

Revenue from our radio stations in 2014 was $79.1 million, an increase of $2.3 million, or 3.0%, compared to $76.8 million in 2013.  Operating earnings from our radio stations in 2014 were $14.9 million, an increase of $0.9 million, or 6.6%, compared to $14.0 million in 2013.

The following table presents our radio revenue and operating earnings for 2014 and 2013:

	2014	2013	Percent Change
	(dollars in millions)

Revenue	$79.1	$76.8	3.0%

Operating earnings	$14.9	$14.0	6.6%

Revenue increased in six of our eight radio markets.  Compared to 2013, local advertising revenue increased $1.7 million, or 2.6%, political and issue advertising revenue increased $1.0 million, or 273.7%, and national advertising revenue decreased $0.4 million, or 6.6%.

Our radio stations experienced revenue increases in a number of categories, specifically political, automotive and medical, partially offset by decreases in the beverages and restaurants categories.  Automotive advertising represented 14.8% of radio advertising revenue in 2014 compared to 14.7% in 2013.  Automotive advertising revenue was $11.7 million in 2014, an increase of $0.4 million, or 3.4%, compared to $11.3 million in 2013.  Our radio stations are working to grow their local customer base by creating new local content and programs that combine radio with digital platforms.  Digital revenue was $3.0 million in 2014 compared to $2.7 million in 2013.  Digital revenue is reported in local advertising revenue.

Total radio expenses increased $1.4 million, or 2.2%, in 2014 compared to 2013 primarily due to a $0.6 million increase in employee-related expenses, a $0.4 million increase in barter programming costs and a $0.2 million FCC license impairment charge.

The increase in operating earnings was primarily due to an increase in local advertising and political and issue revenue, partially offset by an increase in employee-related expenses, programming expenses and a broadcast license impairment charge.

Publishing

Revenue from publishing in 2014 was $149.0 million, a decrease of $5.5 million, or 3.6%, compared to $154.5 million in 2013.  Operating earnings from publishing were $10.2 million in 2014, a decrease of $3.6 million, or 25.7%, compared to $13.8 million in 2013.

Index
The following table presents our publishing revenue by category and operating earnings for 2014 and 2013:

	2014	2013	Percent Change

Advertising revenue:
Retail	$61.5	$64.1	(4.0)%
Classified	13.9	14.7	(5.7)
National	2.5	2.7	(9.8)
Total advertising revenue	77.9	81.5	(4.5)
Circulation revenue	48.4	50.1	(3.4)
Other revenue	22.7	22.9	(1.1)
Total revenue	$149.0	$154.5	(3.6)%

Operating earnings	$10.2	$13.8	(25.7)%

Advertising revenue accounted for 52.3% of total publishing revenue in 2014 compared to 52.7% in 2013.  The ongoing secular changes in the newspaper industry and the current economic environment have caused advertisers to decrease their advertising spending.  In addition, due to the changing mix of revenue categories, changes in frequency and placement of advertising in the newspaper and planned competitive advertising rate decreases in order to increase volume, we continued to see decreases in the average rate per inch of advertising in 2014.

Retail advertising revenue in 2014 was $61.5 million, a decrease of $2.6 million, or 4.0%, compared to $64.1 million in 2013.  The  decrease in retail advertising revenue was primarily due to a cutback in spending from several large customers, including the closure of a major furniture advertiser in our home market. We continue to believe consumers are still cautious in regards to spending discretionary income and advertisers are still decreasing their spending in traditional print products, including our daily newspaper and our community publications business.

Classified advertising is generally the most sensitive to economic cycles because it is driven by the demand of employment, automotive sales and real estate transactions.  As a result of the ongoing secular trend of classified advertising transitioning to the Internet, our publishing businesses experienced a decrease in ROP classified advertising revenue in 2014 compared to 2013.  Classified advertising revenue in 2014 was $13.9 million, a decrease of $0.8 million, or 5.7%, compared to $14.7 million in 2013 due to lower employment, rentals and real estate advertising.

Total retail and classified digital advertising revenue at our daily newspaper was $12.7 million in 2014, a decrease of $0.1 million, or 1.1%, compared to $12.8 million in 2013.  Digital retail advertising revenue increased 0.8% compared to 2013 due to increases in sponsorships and other digital revenue.  Digital classified advertising revenue decreased 6.6% compared to 2013 due to decreases in employment and packages sold.  Digital advertising revenue is reported in the retail and classified advertising revenue categories.

National advertising revenue was $2.5 million in 2014, a decrease of $0.2 million, or 9.8%, compared to $2.7 million in 2013.  The decrease was primarily due to a decrease in ROP advertising in the communications and finance and insurance categories.

Circulation revenue accounted for 32.5% of total publishing revenue in 2014 compared to 32.4% in 2013.  Circulation revenue was $48.4 million in 2014, a decrease of $1.7 million, or 3.4%, compared to $50.1 million in 2013 primarily due to declines in circulation volumes.

Other revenue, which consists of revenue from commercial printing, commercial distribution and promotional revenue, accounted for 15.2% of total publishing revenue in 2014 compared to 14.9% in 2013.  Other revenue was $22.7 million in 2014, a decrease of $0.2 million, or 1.1%, compared to $22.9 million in 2013.  The decrease was primarily due to decreased commercial printing revenue due to lower volumes from multiple customers.

Total expenses decreased $2.1 million in 2014 as compared to 2013, primarily due to $1.3 million in lower newsprint costs, $1.0 million in lower payroll-related costs, $0.6 million in lower carrier delivery fees, $0.5 million in call center cost savings and $0.5 million in lower depreciation, partially offset by an increase in workforce reduction charges of $2.0 million. Total newsprint and paper costs for our publishing businesses were $14.2 million in 2014 compared to $15.5 million in 2013.  There was a 6.0% decrease in newsprint consumption and a 3.7% decrease in average newsprint and paper pricing per metric ton.

Index
Publishing operating earnings in 2014 were $10.2 million, a decrease of $3.6 million, or 25.7%, compared to $13.8 million in 2013.  The decrease in operating earnings was primarily due to decreased advertising and circulation revenue and an increase in workforce reduction chargers, partially offset by savings in newsprint and delivery fees.

Corporate

The corporate segment reflects the unallocated costs of our corporate executive management, as well as expenses related to corporate governance.  The unallocated expenses were $12.9 million in 2014 compared to $7.9 million in 2013. The increase in unallocated expenses was driven by an increase of $4.8 million in transaction related costs. Revenue and expense eliminations were $0.5 million in 2014 compared to $0.7 million in 2013.

Other Income and Expense and Taxes

Interest income was minimal in 2014 and 2013.  Interest expense was $5.9 million in 2014 compared to $7.7 million in 2013.  The decrease in interest expense was due to a decrease in borrowings and lower interest costs. Amortization of deferred financing costs, which is reported in interest expense, was $1.0 million in both 2014 and 2013.

Our effective tax rate was 40.3% in 2014 compared to 39.6% in 2013.

Discontinued Operations

Effective January 1, 2014, we closed on the sale of stations KMIR-TV and KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, and affiliate of Virginia based OTA Broadcasting, LLC, for $17.0 million in cash and certain other contingent considerations. We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014. In 2013, revenue from KMIR-TV and My 13 KPSE-TV was $5.5 million and we recorded $0.1 million in net loss from operations.

Earnings from discontinued operations, net of income tax expense, were $5.9 million in 2014, due to the after tax gain on the sale. Earnings from discontinued operations, net of income tax expense, was minimal in 2013.  Income tax expense was $4.1 million in 2014 compared to $0.1 million in 2013 due to the gain on the sale.

Net Earnings

Our net earnings in 2014 were $45.2 million, an increase of $19.0 million, or 72.5%, compared to $26.2 million in 2013.  The increase was primarily due to increases in retransmission, political and issue and Olympics revenue, partially offset by decreases in advertising and circulation revenue and increases in network programming fees, transaction related costs and publishing workforce reduction charges.

Earnings per Share for Class A and B Common Stock

In 2014, basic and diluted net earnings per share of class A and B common stock were $0.90 and $0.89, respectively.  This compared to $0.52 for both in 2013.  In 2014, basic and diluted earnings per share of class A and B common stock from continuing operations were $0.78 and $0.77, respectively.  This compared to $0.52 for both in 2013. Basic and diluted earnings per share of class A and B common stock from discontinued operations were $0.12 for both in 2014. There were no basic and diluted earnings per share from discontinued operations in 2013.

2013 (52 weeks) Compared to 2012 (53 weeks)

Results include the operations of the NewsChannel 5 Network, LLC, television station whose assets were acquired on December 6, 2012. Also, 2013 contained 52 weeks compared to 53 weeks in 2012. We estimate the revenue impact to be $6.0 million and the operating earnings impact to be $1.2 million.

Our consolidated revenue in 2013 was $397.3 million, an increase of $4.2 million, or 1.1%, compared to $393.1 million in 2012.  Our consolidated operating costs and expenses in 2013 were $219.3 million, an increase of $14.0 million, or 6.8%, compared to $205.3 million in 2012.  Our consolidated selling and administrative expenses in 2013 were $126.7 million, a decrease of $2.4 million, or 8.2%, compared to $129.1 million in 2012.  We recorded $0.9 million and $0.7 million in non-cash broadcast license impairment charges in 2012 in our radio and television segments, respectively.

Index
The following table presents our total revenue by segment, total operating costs and expenses, selling and administrative expenses, broadcast license impairment and total operating earnings as a percent of total revenue for 2013 and 2012:

	2013	Percent of Total Revenue	2012	Percent of Total Revenue
	(dollars in millions)

Revenue:
Television	$166.6	42.0%	$152.5	38.7%
Radio	76.8	19.3	76.2	19.4
Publishing	154.6	38.9	164.9	42.0
Corporate	(0.7)	(0.2)	(0.5)	(0.1)
Total revenue	397.3	100.0	393.1	100.0

Total operating costs and expenses	219.3	55.2	205.3	52.2
Selling and administrative expense	126.7	31.9	129.1	32.8
Total operating costs and expenses and selling and administrative expenses	346.0	87.1	334.4	85.0
Total operating earnings	$51.3	12.9%	$58.7	14.9%

At our television business, advertising revenue increased in 2013 compared to 2012 primarily due to a $35.9 million increase as a result of the acquisition of our television station in Nashville in December 2012, a $1.8 million increase in local advertising revenue and a $0.9 million increase in national revenue, partially offset by a $32.9 million decrease in political and issue advertising revenue and a $2.3 million decrease in Olympics advertising revenue.

At our radio business, advertising revenue increased in 2013 compared to 2012 primarily due to a $1.7 million increase in local advertising revenue and a $0.8 million increase in other revenue, partially offset by a $1.3 million decrease in political and issue advertising revenue and a $0.7 million decrease in national advertising revenue.

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

Our consolidated operating earnings were $51.3 million in 2013, a decrease of $7.4 million, or 12.6%, compared to $58.7 million in 2012.  The following table presents our operating earnings (loss) by segment for 2013 and 2012:

	2013	2012
	(dollars in millions)

Television	$31.4	$41.0
Radio	14.0	13.9
Publishing	13.8	11.6
Corporate	(7.9)	(7.8)
Total operating earnings	$51.3	$58.7

Index
The decrease in total operating earnings was primarily due to the decrease in political and Olympics revenue, partially offset by the acquisition of NewsChannel 5 Network, LLC in Nashville, Tennessee in December 2012 and increased retransmission revenue, net of related expenses.

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

The following table presents a reconciliation of our consolidated net earnings to EBITDA for 2013 and 2012:

	2013	2012
	(dollars in millions)

Net earnings from continuing operations(1)	$26.3	$32.6
Provision for income taxes	17.2	21.7
Total other expense, net	7.9	4.5
Depreciation	20.0	20.6
Amortization	2.8	1.4
EBITDA	$74.2	$80.8

(2)	Included in net earnings from continuing operations for 2013 are pre-tax charges for impairment of long-lived assets, acquisition and integration related costs, and workforce reduction charges of $0.2 million, $1.6 million, and $0.9 million, respectively. Included in net earnings from continuing operations for 2012 are pre-tax charges for impairment of long-lived assets, impairment of intangible assets, acquisition and integration related costs, and workforce reduction charges of $0.5 million, $1.6 million, $3.1 million, and $1.7 million, respectively.

The decrease in our EBITDA was consistent with the decrease in our operating earnings for the reasons described above.

Television

Revenue from television in 2013 was $166.6 million, an increase of $14.1 million, or 9.2%, compared to $152.5 million in 2012.  Operating earnings from television in 2013 were $31.4 million, a decrease of $9.6 million, or 23.4%, compared to $41.0 million in 2012.  We recorded a $0.7 million non-cash television broadcast license impairment charge in 2012.

The following table presents our television revenue and operating earnings for 2013 and 2012:

	2013	2012	Percent Change
	(dollars in millions)

Revenue	$166.6	$152.5	9.2%

Operating earnings	$31.4	$41.0	(23.4)%

Revenue increased in two of our nine television markets.  Compared to 2012, on a same station basis excluding Nashville NewsChannel 5, LLC, political and issue advertising revenue decreased $32.9 million, or 96.8%; and national advertising revenue increased $0.9 million, or 3.4%; retransmission revenue increased $6.4 million, or 62.7%; local advertising revenue increased $1.8 million, or 2.4%; other revenue decreased $1.0 million, or 38.9%; and Olympics revenue decreased $2.3 million.  Political and issue advertising revenue decreased in 2013 compared to 2012 primarily due to 2013 being a non-election year.  Television advertising revenue and rates in even-numbered years typically benefit from political and issue advertising because there tends to be more pressure on available inventory as the demand for advertising increases and we have the opportunity to increase the average unit rates we charge our customers.

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

Radio

Revenue from our radio stations in 2013 was $76.8 million, an increase of $0.6 million, or 0.7%, compared to $76.2 million in 2012.  Operating earnings from our radio stations in 2013 were $14.0 million, an increase of $0.1 million, or 0.4%, compared to $13.9 million in 2012.  We recorded a $0.9 million non-cash radio broadcast license impairment charge in 2012.

The following table presents our radio revenue and operating earnings for 2013 and 2012:

	2013	2012	Percent Change
	(dollars in millions)

Revenue	$76.8	$76.2	0.7%

Operating earnings	$14.0	$13.9	0.4%

Revenue increased in three of our eight radio markets.  Compared to 2012, local advertising revenue increased $1.7 million, or 2.7%; political and issue advertising revenue decreased $1.3 million, or 79.1%; other advertising revenue increased $0.8 million, or 30.2%; and national advertising revenue decreased $0.7 million, or 9.3%.

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

Index
The following table presents our publishing revenue by category and operating earnings for 2013 and 2012:

	2013			2012

	Daily Newspaper	Community Publications	Total	Daily Newspaper	Community Publications	Total	Percent Change
	(dollars in millions)
Advertising revenue:
Retail	$57.9	$6.2	$64.1	$56.6	$13.5	$70.1	(8.7)%
Classified	12.9	1.8	14.7	14.0	2.7	16.7	(11.4)
National	2.7	-	2.7	3.3	-	3.3	(18.7)
Direct Marketing	-	-	-	0.1	-	0.1	(1.0)
Total advertising revenue	73.5	8.0	81.5	74.0	16.2	90.2	(9.6)
Circulation revenue	48.8	1.3	50.1	51.2	1.8	53.0	(5.5)
Other revenue	17.7	5.2	22.9	18.3	3.4	21.7	5.4
Total revenue	$140.0	$14.5	$154.5	$143.5	$21.4	$164.9	(6.3)%

Operating earnings	$12.8	$1.0	$13.8	$11.0	$0.6	$11.6	18.6%

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

Discontinued Operations

Earnings from discontinued operations, net of income tax expense, were minimal in 2013 compared to $0.8 million in 2012.  Income tax expense was $0.1 million in 2013 compared to $0.5 million in 2012.

During 2013, we agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17.0 million in cash and certain other contingent considerations.  We closed on the sale effective January 1, 2014 and recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.  In 2013, revenue from KMIR-TV and My 13 KPSE-TV was $5.5 million and we recorded $0.1 million in net earnings from operations.

Net Earnings

Our net earnings in 2013 were $26.2 million, a decrease of $7.1 million, or 21.3%, compared to $33.3 million in 2012.  The decrease was due to a decrease in political and Olympics revenue which offset earnings of the NewsChannel 5 Network, LLC acquisition in December 2012, an increase in interest expense and an increase in operating costs at our television business.

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

Liquidity and Capital Resources

Our cash balance was $13.2 million as of December 31, 2014.  The increase in cash was a result of our decision to maintain the maximum debt capacity under the term loan as voluntary prepayments of the secured term loan facility would represent a permanent reduction in credit available. We believe our expected cash flows from operations and additional borrowings available under our senior secured credit facilities of $200.0 million as of December 31, 2014 will meet our current needs.  During 2014, we decreased our notes payable to banks by $75.0 million. We expect to build our cash balance, selectively invest resources in digital initiatives, our brands, employees, programming, products and capital projects while remaining in compliance with our debt covenants and our transaction agreement with Scripps. Additionally, in connection with the transactions with Scripps, we expect to incur legal and professional fees associated with the transactions. Contingent upon the consummation of the transactions with Scripps and dependent upon the fair market value of the aggregate consideration received by our shareholders, we will incur an advisory fee of up to $7.0 million.

Index
Long-term Notes Payable to Banks

We have senior secured credit facilities consisting of a secured term loan facility and a secured revolving credit facility.  Under these facilities, we had initial aggregate commitments of $350.0 million, including the term loan commitment of $150.0 million and the revolving credit facility commitment of $200.0 million, both of which mature on December 5, 2017.  As of December 31, 2014, there was no outstanding principal on revolving loans drawn under the credit agreement, and the outstanding principal amount of term loans drawn under the credit agreement was $120.0 million.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100.0 million.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the credit agreement incur interest at either (a) the London Inter-Bank Offered Rate ("LIBOR") plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of December 31, 2014, our pricing spread above LIBOR was 175.0 basis points.

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

As of December 31, 2014, we were in compliance with the financial covenants of the secured credit facility. The secured credit facility contains the following financial covenants, which remain constant over the term of the agreement:

•	A consolidated funded debt ratio of not greater than 3.75-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, as of the date of determination, our consolidated funded debt on such date to consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of December 31, 2014, our consolidated funded debt ratio was 1.32-to-1.

•	A minimum interest coverage ratio of not less than 3-to-1, as of the end of each fiscal quarter, as determined for the four fiscal quarters then ended. This ratio compares, for any period, our consolidated EBITDA, defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, gains/losses on asset disposals, non-cash charges and certain other adjustments. As of December 31, 2014, our interest coverage ratio was 16.64-to-1.

As of December 31, 2014 and December 29, 2013, we had borrowings of $120.0 million and $195.0 million, respectively, under our credit facility at a currently effective blended interest rate of 1.92% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facility of $2.8 million are being amortized over the term of the secured credit facility using the straight-line method.

We estimate the fair value of our senior secured credit facilities at December 31, 2014 to be $118.5 million, based on discounted cash flows using an interest rate of 2.90%.  We estimated the fair value of our secured credit facility at December 29, 2013 to be $191.1 million, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

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

Seven of the notes with an aggregate principal amount of $9.7 million were repaid in 2012. On September 30, 2014 and September 30, 2013, we paid the first two annual principal installments on the remaining eight subordinated notes.  As of December 31, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $10.6 million, The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes to be $10.8 million based on discounted cash flows using an interest rate of 6.18%, which falls within Level 2 of the fair value hierarchy.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.

We have $1.7 million of standby letters of credit for business insurance purposes.

Workforce Reductions and Business Improvements

Our liability for separation benefits of $2.2 million as of December 31, 2014 will be paid during 2015.  The ongoing activity of our liability for separation benefits during the years ended December 31, 2014 and December 29, 2013 were as follows:

	Balance as of December 29, 2013	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of December 31, 2014
	(dollars in millions)

Television	$0.1	$-	$(0.1)	$-
Radio	-	-	-	-
Publishing	0.3	2.7	(0.8)	2.2
Total	$0.4	$2.7	$(0.9)	$2.2

	Balance as of December 30, 2012	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of December 29, 2013
	(dollars in millions)

Television	$-	$0.1	$-	$0.1
Publishing	0.8	0.8	(1.3)	0.3
Total	$0.8	$0.9	$(1.3)	$0.4

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

Index
Share Repurchase Authorization

In July 2011, our board of directors authorized a share repurchase program of up to $45.0 million of our outstanding class A common stock and/or class B common stock until the end of fiscal 2013. In December 2013, our board of directors extended our share repurchase program until the end of fiscal year 2015. Under the program, shares may be repurchased from time to time in the open market and/or in private transactions and any repurchased will depend on market conditions, share price, trading volume, credit agreement covenants and other factors.  In the years ended December 31, 2014 and December 29, 2013, we did not repurchase any shares of our common stock.  As of December 31, 2014, $37.4 million worth of shares of our class A common stock and/or class B common stock remain available to be purchased under our July 2011 authorization.  In connection with the transactions with Scripps, we are precluded from repurchasing any further shares unless it would not materially impair, impede or delay the transactions.

Acquisitions and Sales

Effective December 12, 2014, Journal Broadcast Group, Inc. closed on the sale of radio station KFTI-FM in Wichita, Kansas to Envision Broadcast Network, LLC for $1.6 million in cash and certain other contingent consideration.  We recorded a pre-tax book loss of $0.4 million in the fourth quarter of 2014. Journal Broadcast Group was required to divest one FM station in its Wichita cluster as a result of the announced transaction between us and Scripps, in order to comply with the FCC's ownership limits.

Effective January 1, 2014, Journal Broadcast Corporation and Journal Broadcast Group, Inc. closed on the sale of television stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting for $17.0 million in cash and certain other contingent consideration.  We recorded a pre-tax book gain of $10.2 million in the first quarter of 2014.

On May 3, 2013, our radio business completed the asset purchase of 100.3 WNOX-FM licensed to Oak Ridge, Tennessee, in the Knoxville, Tennessee, market from Oak Ridge FM, Inc., for $6.0 million.  We now own four radio stations in Knoxville, Tennessee.

Cash Flow

During 2014, cash flow allowed all outstanding borrowings under the revolving loan portion of our secured credit facilities to be repaid, leaving only the term loan portion. As a result of our decision to maintain maximum debt capacity under the secured credit facilities, the remaining cash was not used to voluntarily prepay the outstanding term loan as doing so would cause a permanent reduction in credit availability.

Continuing Operations

During 2014, we used cash provided by operating activities to fund capital expenditures and reduce our debt.  In 2014, we decreased our notes payable to banks by $75.0 million.

Cash provided by operating activities was $82.2 million in 2014 compared to $53.4 million in 2013.  The increase was primarily due to increased net earnings driven primarily by increased retransmission, political and issue and Olympics advertising.

Cash used for investing activities was $7.4 million in 2014 compared to $17.0 million in 2013.  Capital expenditures were $9.1 million in 2014 compared to $12.4 million in 2013.  Our capital expenditures in 2014 were primarily at our television business for needed improvements at our facilities, high definition equipment and digital content management solutions. We believe these capital expenditures will help us to better serve our advertisers, viewers and listeners and will facilitate our cost control initiatives. In 2013, we acquired WNOX FM for $6.0 million.

Cash used for financing activities was $77.1 million in 2014 compared to $37.5 million in 2013.  Borrowings under our credit facility in 2014 were $170.8 million and we made payments of $245.8 million, reflecting a $75.0 million decrease in our notes payable to banks compared to borrowings of $194.8 million and payments of $229.9 million in 2013.  We did not pay cash dividends in 2014 or 2013.

Discontinued Operations

There was $13.6 million and $0.6 million of cash provided by Palm Springs discontinued operations in 2014 and 2013, respectively.

Index
Contractual Obligations

Our contractual obligations as of December 31, 2014 are summarized below:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Contractual obligations
Long-term notes payable to banks (1)	$126.6	$17.1	$109.5	$-	$-
Unsecured subordinated notes payable	12.4	3.4	6.2	2.8	-
Pension and other postretirement benefits (2)	114.7	10.8	22.3	22.8	58.8
Syndicated programs (3)	37.2	20.9	14.8	1.0	0.5
Operating leases	11.1	3.2	3.9	1.5	2.5
Other liabilities(4)	6.1	2.5	0.6	0.3	2.7
Total	$308.1	$57.9	$157.3	$28.4	$64.5

(1)	Includes the associated interest calculated on our unhedged variable rate outstanding borrowings of $120.0 million as of December 31, 2014 at a currently effective blended interest rate of 1.92%.
(2)	For the pension and other postretirement benefits, payments included in the table have been actuarially estimated over a ten-year period. Unfunded non-qualified pension benefit payments and other postretirement benefits are expected to be funded directly from company assets through 2024. Qualified pension benefit payments are expected to be funded by plan assets through 2024. While benefit payments under these benefit plans are expected to continue beyond 2024, we believe that an estimate beyond this period is unreasonable and consequently, such payments beyond 2024 have been excluded in their entirety from the table above.
(3)	Syndicated programs include television and radio programs that are currently available for broadcast, including programs not yet produced and sports rights fees. The amount that has been included as a liability on our balance sheet is $6.2 million.
(4)	Other liabilities consist primarily of obligations for unrecognized tax benefits, deferred compensation, capital leases, and severance expense.

Our secured credit facility expires on December 5, 2017.

Based on actuarial estimates, we expect to make contributions of approximately $98.8 million to the qualified pension plan over a ten-year period.  If actual results differ from the estimates used, the amount of contributions to the qualified pension plan would likely change.  As of December 31, 2014, we expect to make payments over a ten-year period for the non-qualified pension plan and other postretirement benefit plan of $7.0 million and $9.0 million, respectively.

We lease office space, certain broadcasting facilities, distribution centers, buildings used for printing plants and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

As of December 31, 2014,  our liability for unrecognized tax benefits and related interest income/expense and penalties was minimal.  We have estimated that our liability for unrecognized tax benefits will be settled in less than one year.

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

Index
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

Accounting standards require that, if the sum of the future cash flows expected to result from an asset or group of assets, undiscounted and without interest charges, is less than the carrying amount of the asset or group of assets, an asset impairment must be recognized in the financial statements.  An evaluation of our property and equipment and definite-lived intangible assets indicated an impairment of buildings held for sale in 2013.  We recognized a $0.2 million impairment charge related to buildings held for sale in 2013.  Fair value was determined pursuant to a broker’s opinion of value or an accepted offer to sell the buildings.  The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales.  Changes in our assumptions could require us to recognize a loss for asset impairment in the future.

Impairment of goodwill and indefinite-lived intangibles

Goodwill and television and radio broadcast licenses accounted for 44.1% and 43.7% of total assets as of December 31, 2014 and December 29, 2013, respectively.  The interim and annual impairment tests for goodwill and broadcast licenses in accordance with the FASB’s guidance for goodwill and intangible assets require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses.  Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed.  Accordingly, we may incur additional impairment charges in future periods to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  In 2013, we combined the community publishing and daily newspaper components into one publishing reporting unit.  We allocated goodwill to our television and radio and to our combined publishing reporting unit in 2013 and 2014.  We performed our annual impairment test for both reporting units as of September 29, 2014.

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

Index
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

For the television and radio reporting units, we based our fair value estimates, in large measure, on projected financial information which we believe to be reasonable.  However, actual future results may differ from those projections, and those differences may be material.  The valuation methodology used to estimate the fair value of our reporting unit requires inputs and assumptions (i.e., market growth, operating cash flow margins and discount rates) that reflect current market conditions as well as management judgment.

For broadcast licenses at individual television and radio stations, we use the Greenfield Method, which is an income approach commonly used in the broadcast sector to estimate fair value.  This approach assumes the start up of a new station by an independent market participant and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.  We performed our annual impairment test on our broadcast licenses at individual television and radio stations in 2014, which indicated impairment of $0.2 million in our radio business.

Accrued income taxes

The Internal Revenue Service ("IRS") and various state Departments of Revenue routinely examine our federal and state tax returns.  We believe our tax positions comply with applicable tax law, and we would vigorously defend these positions if challenged.  The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments or have an impact on our effective tax rate.  Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.  Our liabilities for unrecognized tax benefits and related interest and penalties were minimal in 2014 and $0.9 million in 2013.

We deduct broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash broadcast license impairment charge recorded in 2014 is not currently deductible for income tax purposes and has caused us to recognize a deferred tax asset.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

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

Index
There are certain assumptions that have a significant effect on our obligations, such as:

•	the discount rate – used to arrive at the net present value of the obligations and expense;
•	the return on assets – used to estimate the growth in invested asset value available to satisfy certain obligations;
•	the employee turnover statistics – used to estimate the number of employees to be paid pension benefits.

The assumptions used in accounting for pension benefits and other postretirement benefits for 2014 and 2013 are:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013

Discount rate for expense	4.75%	3.95%	3.55%	2.75%
Discount rate for obligations	4.00	4.75	3.25	3.55
Expected return on plan assets	6.75	7.25	-	-

For our pension plans, as of December 31, 2014, a one percent increase or decrease in the discount rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2014	less than $0.1	$(0.1)
Effect on pension benefit obligation as of December 31, 2014	$(22.5)	$27.7

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

The underfunded status of the qualified defined benefit pension plan increased by $29.7 million in the year ended December 31, 2014 to $72.6 million at December 31, 2014 due primarily to: (1) an unfavorable effect of $16.8 million from a decrease in discount rates; (2) an unfavorable effect of $13.0 million from an increase in life expectancies, resulting in an increase in the benefit obligations; (3) interest cost of $7.1 million; and (4) other actuarial adjustments of $0.5 million; partially offset by (5) a favorable effect of $7.7 million from actual returns on plan assets.

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

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2014	less than $0.1	less than $(0.1)
Effect on postretirement benefit obligation as of December 31, 2014	$0.1	$(0.1)

Index
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

We are exposed to market risk stemming from changes in interest rates on our long-term notes payable to banks, which are borrowings under our secured credit facilities, and in prices for newsprint.  Changes in these factors could cause fluctuations in our net earnings and cash flows.  Interest rates on our long-term notes payable to banks are variable.  Our borrowings under the secured credit facilities incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  Average interest rates on borrowings under our revolving credit facility ranged from 2.23% at the beginning of 2014 to 1.92% at the end of 2014.  If interest rates had been 100 basis points higher, our annual interest expense would have increased $1.5 million, assuming comparable borrowing levels.  We have not entered into derivative instruments to manage our exposure to interest rate risk.

Price fluctuations for newsprint can have a significant effect on our results of operations.  The average net price per ton was $591 in 2014.  Based on the consumption of newsprint in 2014 for our publishing businesses, a $10 per ton increase or decrease in the price of newsprint would increase or decrease our total cost of newsprint by $0.2 million.  We have not entered into derivative instruments to manage our exposure to newsprint price risk.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2014 and December 29, 2013
 (in thousands, except share and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,233	$1,912
Receivables, net	66,061	66,670
Inventories, net	1,852	2,191
Prepaid expenses and other current assets	3,569	3,305
Syndicated programs	2,598	2,816
Deferred income taxes	3,122	2,508
Current assets of discontinued operations	-	7,048
TOTAL CURRENT ASSETS	90,435	86,450
Property and equipment:
Land and land improvements	36,733	37,026
Buildings and building improvements	131,230	131,209
Equipment	237,484	236,588
Construction in progress	1,218	2,257
Gross property and equipment	406,665	407,080
Less accumulated depreciation	256,269	246,531
Net property and equipment	150,396	160,549
Syndicated programs	3,424	5,162
Goodwill	121,740	124,702
Broadcast licenses	134,055	135,166
Other intangible assets, net	54,945	57,763
Deferred income taxes	20,557	20,125
Other assets	4,928	6,101
TOTAL ASSETS	$580,480	$596,018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,930	$22,154
Accrued compensation	11,665	9,134
Accrued employee benefits	5,149	4,865
Deferred revenue	14,812	15,459
Syndicated programs	2,356	2,247
Accrued income taxes	5,487	3,286
Other current liabilities	4,486	5,560
Current portion of unsecured subordinated notes payable	2,656	2,656
Current portion of long-term notes payable to banks	15,000	15,000
Current portion of long-term liabilities	259	276
Current liabilities of discontinued operations	-	885
TOTAL CURRENT LIABILITIES	86,800	81,522

Accrued employee benefits	93,460	64,541
Syndicated programs	3,866	5,741
Long-term notes payable to banks	105,000	179,950
Unsecured subordinated notes payable	7,968	10,623
Other long-term liabilities	3,678	3,554
Equity:
Class B - authorized 120,000,000 shares; issued and outstanding: 5,595,235 shares at December 31, 2014 and 6,134,093 shares at December 29, 2013	53	57
Class A - authorized 170,000,000 shares; issued and outstanding: 45,305,975 shares at December 31, 2014 and 44,669,851 shares at December 29, 2013	452	447
Additional paid-in capital	258,366	256,734
Accumulated other comprehensive loss	(56,856)	(39,654)
Retained earnings	77,693	32,503
TOTAL EQUITY	279,708	250,087
TOTAL LIABILITIES AND EQUITY	$580,480	$596,018

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, December 29, 2013 and December 30, 2012
 (in thousands, except per share amounts)

	2014	2013	2012
Revenue:
Television	$200,847	$166,616	$152,444
Radio	79,120	76,816	76,259
Publishing	148,958	154,558	164,947
Corporate	(489)	(723)	(532)
Total revenue	428,436	397,267	393,118

Operating costs and expenses:
Television	93,516	85,945	67,451
Radio	33,095	33,040	31,041
Publishing	98,683	100,973	107,289
Corporate	(489)	(721)	(532)
Total operating costs and expenses	224,805	219,237	205,249

Selling and administrative expenses	131,673	126,714	127,522
Broadcast license impairment	211	-	1,616
Total operating costs and expenses and selling and administrative expenses	356,689	345,951	334,387

Operating earnings	71,747	51,316	58,731

Other income and (expense):
Interest income	-	-	22
Interest expense	(5,935)	(7,706)	(4,483)
Other	-	(188)	-
Total other income and (expense)	(5,935)	(7,894)	(4,461)

Earnings from continuing operations before income taxes	65,812	43,422	54,270

Provision for income taxes	26,494	17,172	21,688

Earnings from continuing operations	39,318	26,250	32,582

Earnings from discontinued operations, net of applicable income tax expense of $4,114, ($13) and $518, respectively	5,872	(49)	743

Net earnings	$45,190	$26,201	$33,325

Earnings per share:
Basic - Class A and B common stock:
Continuing operations	$0.78	$0.52	$0.60
Discontinued operations	0.12	-	0.01
Net earnings	$0.90	$0.52	$0.61

Diluted - Class A and B common stock:
Continuing operations	$0.77	$0.52	$0.60
Discontinued operations	0.12	-	0.01
Net earnings	$0.89	$0.52	$0.61

Basic and diluted - Class C common stock:
Continuing operations	$-	$-	$0.73
Discontinued operations	-	-	0.01
Net earnings	$-	$-	$0.74

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, December 29, 2013 and December 30, 2012
 (in thousands)

	2014	2013	2012
Net earnings	$45,190	$26,201	$33,325

Other comprehensive income, net of tax:
Change in pension and postretirement, net of tax expense (benefit) of ($10,865), $10,176 and $1,792, respectively	(17,202)	16,085	(2,757)
Comprehensive income	$27,988	$42,286	$30,568

See accompanying notes

Index

JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, December 29, 2013 and December 30, 2012
 (in thousands, except per share amounts)

	Common Stock	Common Stock	Common Stock
	Class C	Class B	Class A	Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Non- controlling Interests	Total
Balance at December 25, 2011	33	66	438	257,552	(52,982)	(83)	1,164	206,188
Net earnings						33,325		33,325
Comprehensive loss					(2,757)			(2,757)
Class C minimum dividends ($0.35 per share)						(1,146)		(1,146)
Issuance of shares:
Conversion of class B to class A		(7)	7					-
Stock grants		5		384				389
Employee stock purchase plan				271				271
Class C shares repurchase	(33)			(117)		(25,794)		(25,944)
Shares purchased and retired			(7)	(3,558)				(3,565)
Shares withheld from employees for tax withholding		(1)		(654)				(655)
Stock-based compensation				1,639				1,639
Income tax benefits from vesting of restricted stock				293				293
Purchase of noncontrolling interest				(1,373)			(1,164)	(2,537)
Balance at December 30, 2012	$-	$63	$438	$254,437	$(55,739)	$6,302	$-	$205,501
Net earnings						26,201		26,201
Comprehensive income					16,085			16,085
Issuance of shares:
Conversion of class B to class A		(9)	9					-
Stock grants		4		375				379
Employee stock purchase plan				279				279
Shares withheld from employees for tax withholding		(1)		(683)				(684)
Stock-based compensation				1,681				1,681
Income tax benefits from vesting of restricted stock				112				112
Other				533				533
Balance at December 29, 2013	$-	$57	$447	$256,734	$(39,654)	$32,503	$-	$250,087
Net earnings						45,190		45,190
Comprehensive loss					(17,202)			(17,202)
Issuance of shares:								-
Conversion of class B to class A		(5)	5					-
Stock grants		2		335				337
Employee stock purchase plan				302				302
Shares withheld from employees for tax withholding		(1)		(732)				(733)
Stock-based compensation				1,405				1,405
Income tax benefits from vesting of restricted stock				322				322
Balance at December 31, 2014	$-	$53	$452	$258,366	$(56,856)	$77,693	$-	$279,708

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, December 29, 2013 and December 30, 2012
(in thousands)

	2014	2013	2012
Cash flow from operating activities:
Net earnings	$45,190	$26,201	$33,325
Less earnings from discontinued operations	(5,872)	(49)	743
Earnings from continuing operations	39,318	26,250	32,582
Adjustments for non-cash items:
Depreciation	19,141	20,058	20,590
Amortization	2,818	2,855	1,448
Provision for doubtful accounts	324	314	503
Deferred income taxes	10,141	12,441	16,104
Non-cash stock-based compensation	1,742	2,089	2,028
Net (gain) loss from disposal of assets	(47)	(402)	493
Net loss on sale of business	369	-	-
Impairment of broadcast licenses	211	-	1,616
Impairment of long-lived assets	69	238	493
Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
Receivables	1,434	(2,823)	(2,090)
Inventories	339	753	(1,178)
Accounts payable	2,038	(4,589)	5,936
Accrued employee benefits	1,135	(2,105)	(1,818)
Other assets and liabilities	3,203	(1,663)	(1,451)
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,235	53,416	75,256

Cash flow from investing activities:
Capital expenditures for property and equipment	(9,074)	(12,440)	(12,305)
Proceeds from sales of assets	151	720	1,244
Proceeds from sale of businesses	1,500	-	2,892
Insurance recoveries	-	645	-
Acquisition of businesses	-	(5,955)	(231,728)
NET CASH USED FOR INVESTING ACTIVITIES	(7,423)	(17,030)	(239,897)

Cash flow from financing activities:
Payments of financing costs	-	-	(4,583)
Proceeds from long-term notes payable to banks	170,825	194,805	349,955
Payments on long-term notes payable to banks	(245,775)	(229,950)	(161,165)
Payments on unsecured subordinated notes payable	(2,655)	(2,656)	(9,664)
Principal payments under capital lease obligations	(79)	(74)	(258)
Proceeds from issuance of common stock, net	271	259	245
Income tax benefits from vesting of restricted stock	322	112	330
Redemption of common stock, net	-	-	(3,910)
Purchase of noncontrolling interest	-	-	(2,038)
Payment of cash equivalent of accrued dividends	-	-	(6,246)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(77,091)	(37,504)	162,666

Cash flow from discontinued operations:
Net operating activities	(2,974)	726	2,418
Net investing activities	16,574	(125)	(431)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	13,600	601	1,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,321	(517)	12

Cash and cash equivalents:
Beginning of year	1,912	2,429	2,417
End of Year	$13,233	$1,912	$2,429

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$18,205	$6,087	$4,317
Cash paid for interest	$5,247	$5,552	$1,521

See accompanying notes

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

1      SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation—On November 10, 2014, we changed  our fiscal year-end from a 52-53 week fiscal year ending on the last Sunday of December of each year to a December 31 fiscal year-end.   Per Securities and Exchange Commission guidance, our change from a 52-53 week fiscal year to a December 31 fiscal year-end  is not deemed a change in fiscal year-end and a separate transition report is not required.  The consolidated financial statements include December 30, 2013 through December 31, 2014.

The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Palm Springs television results of operations have been reflected as discontinued operations in our consolidated statements of operations.

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

During the first quarter of 2014, we made an organizational change to our leadership team in our broadcasting segment reflecting focus on our two primary businesses:  television and radio.  As a result of this organizational change, we now have four reportable segments:  television, radio, publishing and corporate.  Our television segment consists of 14 television stations in 8 states that we own or to which we provide services. Our radio segment consists of 34 radio stations in 8 states, after the divestiture of an FM station in December 2014.  Our publishing segment consists of the  Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and a number of community publications, primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.  Prior periods have been updated to reflect our new segment structure.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue recognition—Our principal sources of revenue are the sale of airtime on television and radio stations, the sale of advertising in newspapers and the sale of newspapers to individual subscribers and distributors.  In addition, we sell advertising on our newspaper, television and radio websites and derive revenue from other online activities.  Advertising revenue is recognized in the publishing, television and radio businesses when advertisements are published, aired or displayed, or when related advertising services are rendered.  Circulation revenue is recognized on a pro-rata basis over the term of the newspaper subscription or when the newspaper is delivered to the customer.  Amounts we receive from customers in advance of revenue recognition are deferred as liabilities.  Deferred revenue to be earned more than one year from the balance sheet date is included in other long-term liabilities in the consolidated balance sheets.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Printing revenue from external customers as well as third-party distribution revenue is recognized when the product is delivered in accordance with the customers’ instructions.

We also derive revenues from retransmission of our television programs by MVPDs.  Retransmission revenues from MVPDs are recognized based on average monthly subscriber counts and contractual rates over the terms of the agreements.

Multiple-deliverable revenue arrangements— We sell airtime on television and radio stations and online advertising bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising on television and radio stations and advertising placed on various company websites, each of which are considered separate units of accounting.  Our daily newspaper sells print and online advertising in bundled arrangements, where multiple products are involved.  Significant deliverables within these arrangements include advertising in the printed daily newspaper and advertising placed on various company websites, each of which are considered separate units of accounting.  There were no significant changes in units of accounting, the allocation process or the pattern and timing of revenue recognition upon adoption of the amended guidance related to revenue recognition for arrangements with multiple deliverables.

Shipping and handling costs—Shipping and handling costs, including postage, billed to customers are included in revenue and the related costs are included in operating costs and expenses.

Advertising expense—We expense our advertising costs as incurred.  Advertising expense totaled $5,861, $6,645 and $7,438 in 2014, 2013 and 2012, respectively.

Interest expense—All interest incurred during the years ended December 31, 2014, December 29, 2013 and December 30, 2012 was expensed.

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

Fair values—The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued severance and barter programming assets and liabilities approximates fair value as of December 31, 2014 and December 29, 2013.

Cash and Cash equivalents—Cash equivalents are highly liquid investments with maturities of three months or less when purchased.  Cash equivalents are stated at cost, which approximates market value. The cash balance at December 31, 2014 and December 29, 2013 was $13,233 and $1,912, respectively. The increase in cash was a result of our decision to maintain the maximum debt capacity under the term loan as voluntary prepayments of the secured term loan facility would represent a permanent reduction in credit available.

Receivables, net— Our non-interest bearing accounts receivable arise primarily from the sale of advertising, commercial printing, commercial distribution and the retransmission of our television programs by MVPDs.  We record accounts receivable at original invoice amounts.  The accounts receivable balance is reduced by an estimated allowance for doubtful accounts. We evaluate the collectability of our accounts receivable based on a combination of factors.  We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment patterns and terms when evaluating the adequacy of the allowance for doubtful accounts.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit.  We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted.  The allowance for doubtful accounts at December 31, 2014 and December 29, 2013 was $1,807 and $1,688, respectively.

Concentration of credit risk—Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required.  Credit losses are provided for in the financial statements and have been within management’s expectations.  Given the current economic environment, credit losses may increase in the future.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Inventories—Inventories are stated at the lower of cost (first in, first out method) or market.  A summary of inventories follows:

	2014	2013
December 31 and December 29
Paper and supplies	$1,862	$2,224
Work in process	73	59
Less obsolescence reserve	(83)	(92)
Inventories, net	$1,852	$2,191

Television programming—We have agreements with distributors for the rights to television programming over contract periods, which generally run for one to five years.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts that become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.  The rights to program materials are carried at the lower of unamortized cost or estimated net realizable value or in the case of programming obtained by an acquisition, at estimated fair value.  The cost for the rights of first-run and sports programming are recorded as the episodes and games are broadcast.  We do not record an asset and liability for such rights when the license period begins because the programming is not available for broadcast.  Certain of our agreements require us to provide barter advertising time to our distributors.  Barter advertising revenue and expense was $7,940, $7,210 and $5,393 in 2014, 2013 and 2012, respectively.

Property and equipment—Property and equipment are recorded at cost.  Depreciation of property and equipment is provided, using the straight-line method, over the estimated useful lives, which are as follows:

Years
Building and land improvements	10
Buildings	30
Newspaper printing presses	25
Broadcasting equipment	5-20
Other printing presses	10
Other	3-10

Depreciation expense totaled $19,141, $20,058 and $20,590 in 2014, 2013 and 2012, respectively.  As of December 31, 2014, we have $150,396 of net property and equipment secured by our credit facility.

Capital leases—We charge amortization expense of assets recorded under capital leases to depreciation expense in our consolidated statements of operations and accumulated depreciation in our consolidated balance sheets.  At December 31, 2014 we recorded $474 for capital leases in equipment, $241 in accumulated depreciation, $82 in current portion of long-term liabilities and $162 in other long-term liabilities in our consolidated balance sheet.  At December 29, 2013 we recorded $474 for capital leases in equipment, $162 in accumulated depreciation, $79 in current portion of long-term liabilities and $244 in other long-term liabilities in our consolidated balance sheet.

Intangible assets—Indefinite-lived intangible assets, which consist of television and radio broadcast licenses and goodwill, are reviewed for impairment at least annually or more frequently if impairment indicators are present.  We continue to amortize definite-lived intangible assets on a straight-line basis over periods of five to 25 years.  The costs incurred to renew or extend the term of our television and radio broadcast licenses and certain customer relationships are expensed as incurred.  See Note 9, “Goodwill, Broadcast Licenses and Other Intangible Assets,” for additional disclosures on our intangible assets.

Notes receivable — In partial consideration for the sale of certain publishing assets of Journal Community Publishing Groups, Inc. in December 2012, we received a $772 promissory note bearing interest at 3% and repayable over three years.  At the time of the sale, we recorded a $738 receivable representing the estimated fair value of the note discounted at 6.25%.  These fair value measurements fall within Level 2 of the fair value hierarchy. The notes receivable balance at December 31, 2014 and December 29, 2013 was $266 and $524, respectively.

Interest income and the unamortized discount on our notes receivable are recorded using the effective interest method.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Impairment of long-lived assets—Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If an asset is considered impaired, a charge is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve significant judgment.  In 2014, we recorded an impairment charge of $32 and $37 at our television and radio segments, respectively, representing the excess in indicated fair value over the carrying value of syndicated contracts. In 2013, we recorded a property impairment charge of $238 at our radio segment representing the excess of indicated fair value over the carrying value of a building held for sale.  Fair value was determined pursuant to an accepted offer to sell the building.  This fair value measurement is considered a level 3 measurement under the fair value hierarchy.

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

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

The following table sets forth the computation of basic earnings per share under the two-class method:

	2014	2013	2012
Numerator for basic earnings from continuing operations for each class of common stock and non-vested restricted stock:
Earnings from continuing operations	$39,318	$26,250	$32,582
Less dividends:
Class A and B	-	-	-
Minimum class C	-	-	1,146
Non-vested restricted stock	-	-	-
Total undistributed earnings from continuing operations	$39,318	$26,250	$31,436
Undistributed earnings from continuing operations:
Class A and B	$39,318	$26,250	$29,991
Class C	-	-	1,233
Non-vested restricted stock	-	-	212
Total undistributed earnings from continuing operations	$39,318	$26,250	$31,436

Numerator for basic earnings from continuing operations per class A and B common stock:
Minimum dividends on class A and B	$-	$-	$-
Class A and B undistributed earnings	39,318	26,250	29,991
Numerator for basic earnings from continuing operations per class A and B common stock	$39,318	$26,250	$29,991

Numerator for basic earnings from continuing operations per class C common stock:
Minimum dividends on class C	$-	$-	$1,146
Class C undistributed earnings	-	-	1,233
Numerator for basic earnings from continuing operations per class C common stock	$-	$-	$2,379
Denominator for basic earnings from continuing operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,529	50,259	50,091
Class C	-	-	3,264	(1)

Basic earnings per share from continuing operations:
Class A and B	$0.78	$0.52	$0.60
Class C	$-	$-	$0.73

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

	2014	2013	2012
Numerator for basic earnings from discontinued operations for each class of common stock and non-vested restricted stock:
Total undistributed earnings from discontinued operations	$5,872	$(49)	$743
Undistributed earnings from discontinued operations:
Class A and B	5,872	(49)	709
Class C	-	-	29
Non-vested restricted stock	-	-	5
Total undistributed earnings from discontinued operations	$5,872	$(49)	$743

Denominator for basic earnings from discontinued operations for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,529	50,259	50,091
Class C	-	-	3,264	(1)

Basic earnings per share from discontinued operations:
Class A and B	$0.12	$-	$0.01
Class C	$-	$-	$0.01
Numerator for basic net earnings for each class of common stock:
Net earnings	$45,190	$26,201	$33,325
Less dividends:
Class A and B	-	-	-
Minimum class C	-	-	1,146
Non-vested restricted stock	-	-	-
Total undistributed net earnings	$45,190	$26,201	$32,179
Undistributed net earnings:
Class A and B	$45,190	$26,201	$30,701
Class C	-	-	1,261
Non-vested restricted stock	-	-	217
Total undistributed net earnings	$45,190	$26,201	$32,179

Numerator for basic net earnings per class A and B common stock:
Dividends on class A and B	$-	$-	$-
Class A and B undistributed net earnings	45,190	26,201	30,701
Numerator for basic net earnings per class A and B common stock	$45,190	$26,201	$30,701

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

	2014	2013	2012
Numerator for basic net earnings per class C common stock:
Minimum dividends on class C	$-	$-	$1,146
Class C undistributed net earnings	-	-	1,261
Numerator for basic net earnings per class C common stock	$-	$-	$2,407

Denominator for basic net earnings for each class of common stock:
Weighted average shares outstanding -
Class A and B	50,529	50,259	50,091
Class C	-	-	3,264	(1)

Basic net earnings per share:
Class A and B	$0.90	$0.52	$0.61
Class C	$-	$-	$0.74

(1)	The weighted average number of shares is calculated only for the period of time which the class C common stock was outstanding during the period, not the entire period.

Diluted

Diluted earnings per share is computed based upon the assumption that common shares are issued upon exercise of our stock appreciation rights when the exercise price is less than the average market price of our common shares and common shares will be outstanding upon expiration of the vesting periods for our non-vested restricted stock and performance-based restricted stock units.  For the year ended December 31, 2014, 220 non-vested restricted class B common shares and performance-based restricted stock units are not included in the computation of diluted earnings per share because they are anti-dilutive.  For the year ended December 29, 2013, 177 non-vested restricted class B common shares are not included in the computation of diluted earnings per share because they are anti-dilutive.  The class C shares are not converted into class A and B shares because they are anti-dilutive for all periods presented, and therefore are not included in the diluted weighted average shares outstanding.

The following table sets forth the computation of diluted net earnings (loss) per share for class A and B common stock:

	2014	2013	2012
Numerator for diluted net earnings per share:
Dividends on class A and B common stock	$-	$-	$-
Total undistributed earnings from continuing operations	39,318	26,250	29,991
Total undistributed earnings from discontinued operations	5,872	(49)	710
Net earnings	$45,190	$26,201	$30,701
Denominator for diluted net earnings per share:
Weighted average shares outstanding	50,749	50,436	50,091
Diluted earnings per share:
Continuing operations	$0.77	$0.52	$0.60
Discontinued operations	0.12	-	0.01
Net earnings	$0.89	$0.52	$0.61

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

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

2      NOTES PAYABLE

Long-term Notes Payable to Banks
On December 5, 2012, we entered into an amended and restated credit agreement for a secured term loan facility and a secured revolving credit facility with initial aggregate commitments of $350,000, including the term loan commitment of $150,000 and the revolving credit facility commitment of $200,000, both of which mature on December 5, 2017.  The secured term loan facility amortizes at 10 % per annum payable quarterly with the balance due at maturity.  As of December 31, 2014, there was no outstanding principal on revolving loans drawn under the credit agreement, and the outstanding principal amount of term loans drawn under the credit agreement was $120,000.  Amounts under the secured revolving credit facility may be borrowed, repaid and reborrowed by us from time to time until the maturity date of the revolving loan facility.  Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.  Voluntary prepayments of the secured term loan facility represent a permanent reduction in credit available.  At our option, the commitments under the credit agreement may be increased from time to time by an aggregate amount not to exceed $100,000.  The increase option is subject to the satisfaction of certain conditions, including, without limitation, the identification of lenders (which may include existing lenders or new lenders) willing to provide the additional commitments.

Our borrowings under the credit agreement incur interest at either (a) LIBOR plus a margin that ranges from 150.0 basis points to 250.0 basis points, depending on our net debt ratio, or (b) (i) the base rate, which equals the highest of the prime rate set by U.S. Bank National Association, the Federal Funds Rate plus 50.0 basis points or one-month LIBOR plus 100.0 basis points, plus (ii) a margin that ranges from 50.0 basis points to 150.0 basis points, depending on our net debt ratio.  As of December 31, 2014, the pricing spread above LIBOR was 175.0 basis points.

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

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

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

As of December 31, 2014 and December 29, 2013, we had borrowings of $120,000 and $194,950, respectively, under our credit facilities at a currently effective blended interest rate of 1.92% and 2.23%, respectively.  Remaining unamortized fees in connection with the credit facilities of $2,843, which are included in other assets, are being amortized over the term of the senior secured credit facilities using the straight-line method, which is not materially different than the result utilizing the effective interest method.

We estimate the fair value of our senior secured credit facilities at December 31, 2014 to be $118,531, based on discounted cash flows using an interest rate of 2.90%.  We estimated the fair value of our secured credit facility at December 29, 2013 to be $191,127, based on discounted cash flows using an interest rate of 3.36%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority.  These fair value measurements fall within Level 2 of the fair value hierarchy.

Scheduled minimum principal repayments of the secured term loan facility are $15,000 in 2015, $15,000 in 2016 and $90,000 in 2017.

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

Seven of the notes with an aggregate principal amount of $9,664 were repaid in 2012.  On September 30, 2014 and September 30, 2013, we paid the first two annual principal installments on the remaining eight subordinated notes.  As of December 31, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $10,624. The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.

We estimate the fair value of the subordinated notes at December 31, 2014 to be $10,846 based on discounted cash flows using an interest rate of 6.18%. We estimated the fair value of the subordinated notes at December 29, 2013 to be $13,515 based on discounted cash flows using an interest rate of 7.19%.  Interest rates utilized are estimated based on observed market rates of interest for debt with similar maturities and seniority. These fair value measurements fall within Level 2 of the fair value hierarchy. As of December 31, 2014, $10,624 of the principal amount of the subordinated notes remains outstanding.

3        EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering certain employees.  The defined benefit plan benefit accruals were suspended July 1, 2009.  The defined benefit plan was permanently frozen effective January 1, 2011.  The plan provides benefits based on years of service and the average compensation for the employee’s last five years of employment.  Plan assets consist primarily of listed stocks and government and other bonds.

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

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

	Pension Benefits		Other Postretirement Benefits
Years ended December 31 and December 29	2014	2013	2014	2013
Change in benefit obligations
Benefit obligation at beginning of year	$164,492	$182,004	$13,097	$14,608
Service cost	-	-	55	55
Interest cost	7,593	7,009	437	380
Actuarial (gain) loss	32,023	(15,365)	(1,417)	(277)
Benefits paid	(9,248)	(9,156)	(1,307)	(1,669)
Benefit obligation at end of year	$194,860	$164,492	$10,865	$13,097

	Pension Benefits		Other Postretirement Benefits
Years ended December 31 and December 29	2014	2013	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$111,946	$102,602	$-	$-
Actual gain on plan assets	7,667	15,386	-	-
Company contributions	399	3,114	1,307	1,669
Benefits paid	(9,248)	(9,156)	(1,307)	(1,669)
Fair value of plan assets at end of year	$110,764	$111,946	$-	$-

Funded status	$(84,096)	$(52,546)	$(10,865)	$(13,097)

	Pension Benefits		Other Postretirement Benefits
Years ended December 31 and December 29	2014	2013	2014	2013
Amounts recognized in consolidated balance sheets
Current liabilities	$(494)	$(491)	$(1,170)	$(1,568)
Noncurrent liabilities	(83,602)	(52,055)	(9,695)	(11,529)
Total	$(84,096)	$(52,546)	$(10,865)	$(13,097)

	Pension Benefits
	Actuarial Loss, Net	Prior Service Credit	Deferred Income Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 29, 2013	$67,004	$(38)	$(26,900)	$40,066
Current year change	29,255	10	(11,328)	17,937
As of December 31, 2014	$96,259	$(28)	$(38,228)	$58,003

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

The accumulated benefit obligation for the pension plans was $194,860 and $164,492 at December 31, 2014 and December 29, 2013, respectively.

	Other Postretirement Benefits
	Actuarial Gain, Net	Prior Service Credit	Deferred Income Taxes	Total
Amounts recognized in accumulated other comprehensive loss
As of December 29, 2013	$(564)	$(94)	$246	$(412)
Current year change	(947)	(251)	463	(735)
As of December 31, 2014	$(1,511)	$(345)	$709	$(1,147)

	Pension Benefits
Years ended December 31, December 29 and December 30	2014	2013	2012
Components of net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	7,593	7,009	7,578
Expected return on plan assets	(7,022)	(7,325)	(8,454)
Amortization of:
Unrecognized prior service credit	(10)	(10)	(10)
Unrecognized net loss	2,122	2,787	2,038
Net periodic benefit cost included in operating costs and expenses and selling and administrative expenses	$2,683	$2,461	$1,152

	Other Postretirement Benefits
Years ended December 31, December 29 and December 30	2014	2013	2012
Components of net periodic benefit cost
Service cost	$55	$55	$14
Interest cost	437	380	630
Amortization of:
Unrecognized prior service credit	(219)	(219)	(219)
Unrecognized net transition obligation	-	-	546
Unrecognized net loss	-	-	188
Net periodic benefit cost included in selling and administrative expenses	$273	$216	$1,159

The unrecognized net loss and prior service credit for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,939 and ($10), respectively.  The unrecognized net gain and prior service credit for the other postretirement pension plan that is expected to be amortized from other accumulated comprehensive income into net periodic benefit cost over the next fiscal year is ($165) and ($219), respectively.

The costs for our pension benefits and other postretirement benefits are actuarially determined.  Key assumptions utilized at the measurement dates of December 31, 2014 and December 29, 2013 for pension benefits and for other postretirement benefits include the following:

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
December 31 and December 29	2014	2013	2014	2013
Discount rate	4.00%	4.75%	3.25%	3.55%
Rate of compensation increases	-	-	-	-

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
December 31, December 29 and December 30	2014	2013	2012	2014	2013	2012

Discount rate	4.75%	3.95%	4.55%	3.55%	2.75%	3.85%
Expected return on plan assets	6.75%	7.25%	7.75%	-	-	-
Rate of compensation increases	-	-	-	-	-	-

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

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2014 is 8.50%, grading down to 5.00% in the year 2021 and thereafter.  The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits.  A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2014	$10	$(9)
Effect on postretirement benefit obligation as of December 31, 2014	$92	$(88)

Plan Assets

The following tables present the fair value of our plan assets by level of the fair value hierarchy.  In accordance with the FASB’s guidance for fair value measurements, level 1 inputs are quoted prices in active markets for identical assets; level 2 inputs are significant other observable inputs; and level 3 inputs are significant unobservable inputs.

Our pension plan weighted average asset allocations at December 31, 2014 and December 29, 2013 by asset category are as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
December 31, 2014
Privately offered commingled funds(1)	$-	$110,023	$-	$110,023
Cash	741	-	-	741
Fair value of plan assets	$741	$110,023	$-	$110,764

(1) The plan holds units of various Aon Hewitt Group Trust Funds (AHGT Funds) offered through a private placement. The AHGT Funds are valued on the fair value of the underlying securities within the funds, represented by the daily net asset value (NAV), a practical expedient to fair value.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
December 29, 2013
Mutual funds	$111,205	$-	$-	$111,205
Money-market fund	-	740	-	740
Fair value of plan assets	$111,205	$740	$-	$111,945

	Plan Assets	Plan Assets
December 31 and December 29	2014	2013
Equity securities	32.3%	42.2%
Fixed-income securities	61.5	57.2
Other	6.2	0.6
Total	100.0%	100.0%

In 2014, we employed a dynamic investment strategy, changing the allocation between return-seeking and liability hedging assets to de-risk the plan as the funded ratio improves. We believe the strategy provides a reasonable probability of achieving growth of assets that will assist in closing the Plan’s funding gap, while removing risk systematically as we reach our long-term goal of being fully-funded.  Based on an assessment of our long-term goals and desired risk levels, we developed a glide path that adjusts the target allocation to return-seeking assets as well as the corresponding minimum and maximum allocations as the Plan’s funded status improves.  The funded status is monitored on a daily basis.  We seek to maintain a diversified portfolio within the return-seeking asset portfolio and the liability hedging portfolio using a diversified blend of equity and debt investments.  The return-seeking component is diversified across U.S. and non-U.S. stocks, both actively and passively managed, high yield bonds and Real Estate Investment Trusts ("REITs").  The liability hedging component is diversified across the maturity, quality and sector spectrum. To achieve an appropriate level of expected return, value-added potential, and risk, we adopted the following target allocations within the return-seeking segment:

Percent of Total Portfolio
Target
U.S. Equity	25.0%
Non- U.S. Equity (Developed and Emerging Markets)	25.0
Global Equity	25.0
High Yield Bonds	15.0
REITs	10.0

Contributions
We fund our defined benefit pension plan at the minimum amount required by the Pension Protection Act of 2006.  During 2014, we contributed $0 to our qualified defined benefit pension plan and $399 to our non-qualified pension plan, respectively.  Based on the most recent current projections and after giving effect to our election under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) pension legislation, we do not expect to contribute to our qualified defined benefit pension plan in 2015.  We expect to contribute $494 to our unfunded non-qualified pension plan in 2015.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid with future contributions to the plan or directly from plan assets, as follows:

	Pension Benefits	Other Postretirement Benefits
2015	$9,657	$1,170
2016	9,904	1,169
2017	10,060	1,145
2018	10,224	1,092
2019	10,448	1,010
2020-2024	55,446	3,390

The 401(k) plan is a defined contribution benefit plan covering substantially all employees.  The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis.  In addition, employees can contribute up to 50% of their eligible wages after taxes.  The maximum combined total contribution may not exceed 50% of each employee’s eligible wages.  Each employee who elects to participate is eligible to receive company matching contributions.  The matching contributions, recorded as an operating expense, were $2,664, $2,436, and $1,979 in 2014, 2013, and 2012, respectively.  We contribute $0.50 for each dollar contributed by the 401(k) participant, up to 7% of their eligible wages, for a maximum match of 3.5% of eligible wages, as defined by the 401(k) plan.

4        INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

	2014	2013	2012
Years ended December 31, December 29 and December 30
Continuing operations
Current:
Federal	$15,882	$3,864	$5,290
State	471	867	294
Total current	16,353	4,731	5,584
Deferred:
Federal	7,665	10,438	12,828
State	2,476	2,003	3,276
Total deferred	10,141	12,441	16,104
Total provision for income taxes for continuing operations	$26,494	$17,172	$21,688
Discontinued operations
Current:
Federal	$2,353	$(649)	$(210)
State	1,048	(118)	(11)
Total current	3,401	(767)	(221)
Deferred:
Federal	808	628	617
State	(95)	126	122
Total deferred	713	754	739
Total provision (benefit) for income taxes for discontinued operations	$4,114	$(13)	$518

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

The significant differences between the statutory federal income tax rates and the effective income tax rates are as follows:

Years ended December 31, December 29 and December 30	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.8	4.5	5.0
Reorganization costs	2.8	-	-
FIN 48 reserve	(2.7)	-	-
Other	0.4	0.1	-
Effective income tax rate	40.3%	39.6%	40.0%

Temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2014 and December 29, 2013 are as follows:

	2014	2013
Current assets
Receivables	$234	$388
Inventories	31	33
Other assets	601	676
Accrued compensation	696	549
Accrued state taxes	268	-
State deferred income taxes	528	-
Accrued employee benefits	792	930
Total current deferred tax assets	3,150	2,576
Current liabilities
Accrued state taxes	-	(68)
Valuation allowance	(28)	-
Total current deferred tax liability	(28)	(68)
Total net current deferred tax assets	$3,122	$2,508
Non-current assets
Accrued employee benefits	$34,858	$24,530
State deferred income taxes	1,457	2,251
State net operating loss	1,868	2,192
Intangible assets	-	9,813
Other assets	431	484
Total non-current deferred tax assets	38,614	39,270
Non-current liabilities
Property and equipment	(17,556)	(18,584)
Intangible assets	(72)	-
Valuation allowances	(156)	(184)
Other liabilities	(273)	(377)
Total non-current deferred tax assets	(18,057)	(19,145)
Total net non-current deferred tax assets	$20,557	$20,125

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

We deduct television and radio broadcast licenses and tax-deductible goodwill over a period of 15 years from the date of acquisition.  The non-cash radio broadcast license impairment charge recorded in 2014 is not currently deductible for income tax purposes and has caused us to recognize a deferred tax asset.  We believe it is more likely than not that we will realize a tax benefit for our deferred tax assets and we believe that they will be utilized to offset future taxable income over the next 20 years in accordance with current income tax law.  In the future, we may be required to record a valuation allowance against our deferred tax assets if we have future operating losses or reductions in our expected future profitability which would cause us to believe we would be unable to utilize them.

At December 31, 2014, we have $1,868 of tax-effected state net operating loss carryforwards available to offset against future taxable income over the next 20 years.  The net operating losses begin expiring in 2029 if not utilized.  To the extent we believe it is more likely than not that certain of the net operating loss carryforwards will expire unused, we have recorded $0 in valuation allowances.  There are also $184 of capital loss carryforwards that will expire in 2017. We have $184 in valuation allowances for these capital loss carryforwards due to uncertainties surrounding their use.

We file tax returns in the United States federal jurisdiction, as well as in approximately 14 state and local jurisdictions.  The statute of limitations for assessing additional taxes is three years for federal purposes and typically between three and four years for state and local purposes.  Accordingly, our 2011 through 2013 tax returns are open for federal purposes, and our 2010 through 2013 tax returns remain open for state tax purposes, unless the statute of limitations has been previously extended.

As of December 31, 2014, our liability for unrecognized tax benefits was $16, which, if recognized, would have an impact on our effective tax rate.  As of December 31, 2014, it is reasonably possible for $20 of unrecognized tax benefits and related interest to be recognized within the next 12 months due to settlements with taxing authorities.

The following table summarizes the activity related to our unrecognized tax benefits during 2014, 2013 and 2012:

	2014	2013	2012
Beginning balance	$727	$762	$885
Increases due to prior year tax provisions	16	-	-
Decreases related to prior year tax provisions	(687)	-	-
Decreases due to the expiration of statutes of limitations	-	(8)	(7)
Decreases due to settlements	(40)	(27)	(116)
Ending Balance	$16	$727	$762

We recognize interest income/expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At December 31, 2014 and December 29 2013, we had $4 and $276, respectively, accrued for interest expense and penalties.  During 2014 and 2013, we recognized $215 of interest income and $56 of interest expense related to unrecognized tax benefits.  Our liability for interest and penalties decreased by $58 due to settlements with taxing authorities.

5        COMMITMENTS AND CONTINGENCIES

We lease office space, certain broadcasting facilities, distribution centers, delivery vehicles and equipment under both short-term and long-term leases accounted for as operating leases.  Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

As of December 31, 2014, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

Due In Year Ending December 31,
2015	$3,188
2016	2,244
2017	1,624
2018	896
2019	637
Thereafter	2,470
Total	$11,059

Our publishing businesses lease delivery trucks accounted for as capital leases.  As of December 31, 2014, our future minimum rental payments due under capital lease agreements consist of the following:

Due In Year Ending December 31,
2015	$82
2016	57
2017	37
2018	38
2019	30
Thereafter	-
Total	$244

Rent expense charged to our continuing operations for 2014, 2013 and 2012 was $4,188, $4,333 and $4,545, respectively.  We amortize rent expense on a straight-line basis for leases with rent escalation clauses. Rental income from subleases included in our continuing operations for 2014, 2013 and 2012 was $282, $222, and $218, respectively.  There were no noncancellable subleases as of December 31, 2014.

We have $1,729 of standby letters of credit for business insurance purposes.

Over the next three years, we are committed to purchase and provide advertising time in the amount of $9,126 for television program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, our corresponding commitment would expire without obligation. Over the next two years, we are committed to television and radio sports rights in the amount of $18,998.

We provided a guarantee to the landlord of our former New England community publications business, which was sold in 2007, with respect to tenant liabilities and obligations associated with a lease which expires in December 2016. As of December 31, 2014, our potential obligation pursuant to the guarantee was $367, plus costs of collection, attorney fees and other charges incurred if the tenant defaults.  As part of the sales transaction, we received a guarantee from the parent entity of the buyer of our New England business that the buyer will satisfy all the liabilities and obligations of the assigned lease. In the event that the buyer fails to satisfy its liabilities and obligations and the landlord invokes our guarantee, we have a right to indemnification from the buyer’s parent entity.

Transactions with Scripps

Contingent upon the consummation of the transactions, we will incur an advisory fee up to $7,000.  We have not yet accrued for this advisory fee as of December 31, 2014 as it is contingent upon closing of the transactions.  For more information regarding the transaction, please see the Current Report on Form 8-K dated July 30, 2014, which was filed with the SEC on July 31, 2014 and the Joint Proxy Statement/Prospectus dated February 6, 2015.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

In order to obtain approval from the FCC for our transactions with Scripps, we are required to divest two of our broadcast   stations – an FM radio station in the Wichita market and a television station in the Boise market.  Wichita's KFTI-FM radio station was sold on December 12, 2014.  We received the FCC's approval to transfer one Boise television station to a divestiture trust in the event that the required divestiture has not been completed by the closing of the transactions.

  Journal and Scripps have also received a waiver from the FCC to permit Scripps to continue to own WACY-TV, one of our two television stations in the Green Bay   market, which we currently own pursuant to a waiver.

Litigation

Members of our Board of Directors, and the parties to the Master Agreement, including us and Scripps, were defendants in a class action lawsuit filed in Circuit Court, Milwaukee County, Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al.).  The plaintiff in the lawsuit alleged that our directors breached their fiduciary duties to our shareholders in connection with the transactions and that the other parties to the lawsuit aided and abetted such alleged breaches of fiduciary duty.  The plaintiff alleged that our directors breached their fiduciary duties by, among other things, (i) agreeing to enter into the Master Agreement for inadequate consideration, (ii) having certain conflicts of interest, (iii) not negotiating a “collar” mechanism on the share exchange ratio, and (iv) agreeing to certain deal protection provisions, such as a termination fee, a “no-shop” provision, and a “matching rights” provision.  The plaintiff also challenged the qualifications of our financial advisor and asserted that it has a conflict because the founder and managing partner, who is the lead investment banker for us in the transactions, was employed by Lazard Fréres & Co. LLC (“Lazard”) prior to 2010 as a managing director, where he had responsibility for Lazard’s relationship with Scripps. On August 29, 2014, the defendants filed Motions to Dismiss asking the Circuit Court to dismiss the lawsuit. On November 12, 2014, the Circuit Court entered an Order granting the defendants’ Motions to Dismiss and dismissing the lawsuit.

On January 6, 2015, the plaintiff in the above-referenced lawsuit filed a putative class action lawsuit in the United States District Court for the Eastern District of Wisconsin (Howard Goldfinger v. Journal Communications, Inc., et al. (Case No. 2:15-cv-00012-JPS)), naming us, our Board of Directors, Scripps, and the other parties to the Master Agreement as defendants. The plaintiff asserts disclosure claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as well as state common law claims for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty. The complaint seeks, among other remedies, injunctive relief enjoining the transactions and damages.  On February 6, 2015, the plaintiff filed a motion to permit expedited discovery and to set a briefing scheduling on a future motion for preliminary injunction.  On February 11, 2015, the defendants filed Motions to Dismiss asking the Court to dismiss the lawsuit, and on February 12, 2015, the defendants filed oppositions to the plaintiff’s expedited discovery motion.  Both the plaintiff’s expedited discovery motion and the defendants’ Motions to Dismiss are currently pending.  The outcome of this lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of us and Scripps.  A preliminary injunction could delay or jeopardize the completion of the transactions, and an adverse judgment grating permanent injunctive relief could indefinitely enjoin completion of the transactions.  We, Scripps, and the other defendants named in the lawsuit believe the claims asserted are without merit and intend to continue to vigorously defend against them.

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

Class B shares are held by our current and former employees, our non-employee directors and Grant family shareholders.  These shares are entitled to ten votes per share, and are convertible to class A shares at the option of the holder after first offering to sell them to other eligible purchasers through the offer procedures set forth in our articles of incorporation.  Dividends on class B shares are equal to those declared on the class A shares.  Class A shares are publicly traded on the NYSE under the symbol “JRN”.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

The changes in the number of shares of our common stock during 2014, 2013 and 2012 are as follows (in thousands):

	Common Stock	Common Stock	Common Stock
	Class C	Class B	Class A
Balance at December 25, 2011	3,264	7,214	43,779
Conversion of class B shares to class A shares	-	(682)	682
Shares repurchased	(3,264)	-	(710)
Net shares issued under equity incentive and employee stock purchase plans	-	374	-
Balance at December 30, 2012	-	6,906	43,751
Conversion of class B shares to class A shares	-	(919)	919
Shares repurchased	-	-	-
Net shares issued under equity incentive and employee stock purchase plans	-	147	-
Balance at December 29, 2013	-	6,134	44,670
Conversion of class B shares to class A shares	-	(636)	636
Shares repurchased	-	-	-
Net shares issued under equity incentive and employee stock purchase plans	-	97	-
Balance at December 31, 2014	-	5,595	45,306
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

Subject to adjustment as provided in the 2007 Plan, the aggregate number of shares of class A common stock or class B common stock reserved and available for issuance pursuant to awards granted under the 2007 Plan is 4,800 shares which may be awarded in the form of nonstatutory or incentive stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards.  The 2007 Plan also provides for the issuance of cash-based awards.  The 2007 Plan replaced the 2003 Equity Incentive Plan ("2003 Plan") and, as of May 3, 2007, all equity grants are made from the 2007 Plan.  We will not grant any additional awards under the 2003 Plan.  As of December 31, 2014, there are 2,057 shares available for issuance under the 2007 Plan, though our grant of additional shares is prohibited in connection with the transactions with Scripps.

During the years ended December 31, 2014, December 29, 2013 and December 30, 2012, we recognized $1,775, $2,089 and $2,056, respectively, in stock-based compensation expense. Total income tax benefit recognized related to stock-based compensation for the years ended December 31, 2014, December 29, 2013 and December 30, 2012 was $714, $826 and $822, respectively.  We recognize stock-based compensation expense on a straight-line basis over the service period based upon the fair value of the award on the grant date.  As of December 31, 2014, total unrecognized compensation cost related to stock-based awards was $1,657, net of estimated forfeitures, which we expect to recognize over a weighted average period of 0.8 years.  Stock-based compensation expense is reported in selling and administrative expenses and the net gain on discontinued operations in our consolidated statements of operations.

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

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

A summary of stock grant activity during 2014 is:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2013	435	$5.85
Granted	162	9.09
Vested	(276)	6.11
Forfeited	(27)	6.91
Non-vested at December 31, 2014	294	$7.30

Our non-vested restricted stock grants vest from one to four years from the grant date. Non-employee directors have unrestricted shares exclusively. The total grant date fair value of shares vesting during 2014 was $1,684.  There was an aggregate of 162 unrestricted and non-vested restricted stock grants issued to our non-employee directors (42 shares) and employees (120 shares) in 2014 at a weighted average fair value of $9.09 per share, of which 41 shares are vested as of December 31, 2014 with a total grant date fair value of $337.  There was an aggregate 228 unrestricted and non-vested restricted stock grants issued to our non-employee directors (57 shares) and employees (171 shares) in 2013 at a weighted average fair value of $6.42 per share, of which 108 shares are vested as of December 31, 2014 with a total grant date fair value of $708. There were 382 unrestricted and non-vested restricted stock grants issued to our directors (90 shares) and employees (292 shares) during 2012 at a weighted average fair value of $5.12 per share, of which 289 shares are vested as of December 31, 2014 with a total grant date fair value of $1,450.

Performance Units
In 2013 and 2014, the compensation committee of our board of directors approved the grant of performance-based restricted stock units (performance units) under our 2007 Plan, which represent the right to earn shares of class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over specified fiscal year performance periods.   The number of shares received by an employee could range from 0% to 200% of the target amount of shares originally granted.  We value performance unit awards at the closing market price of our class A common stock on the grant date.

A summary of performance unit activity during 2014 is presented below (awards are shown at 100% of the shares originally granted):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2013	151	$5.95
Granted	48	9.47
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2014	199	$6.80

Stock appreciation rights
A stock appreciation right ("SAR") represents the right to receive an amount equal to the excess of the fair value of a share of our class B common stock on the exercise date over the base value of the SAR, which shall not be less than the fair value of a share of our class B common stock on the grant date.  Each SAR is settled only in shares of our class B common stock.  The term during which any SAR may be exercised is 10 years from the grant date, or such shorter period as determined by the compensation committee of our board of directors.

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

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

A summary of SAR activity during 2014 is:

	SARS	Average Weighted Exercise Price	Weighted Average Contractual Term Remaining (years)
Outstanding and exercisable at December 29, 2013	742	$13.30	3.9
Granted	-
Exercised	(37)	8.66
Forfeited	-
Expired	-
Outstanding and exercisable at December 31, 2014	705	$13.92	2.4

All SARs have vested.  The aggregate intrinsic value of the SARs exercised during 2014 was $87.  The aggregate intrinsic value of the SARs outstanding and exercisable at the end of 2014 is $125.

Employee stock purchase plan
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase our class B common stock at 90% of the fair market value measured as of the closing market price of our class A common stock on the day of purchase.  We recognize compensation expense equal to the 10% discount of the fair market value.  Subject to certain adjustments, 3,000 shares of our class B common stock are authorized for sale under this plan.  There were 33 class B common shares sold to employees under this plan in 2014 at a weighted average fair value of $8.17.  As of December 31, 2014, there are 2,129 shares available for sale under the plan. Our employee stock purchase plan has been suspended as of July 30, 2014.

8      VARIABLE INTEREST ENTITY

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

9         GOODWILL, BROADCAST LICENSES AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangibles
Our definite-lived intangible assets consist primarily of network affiliation agreements, customer lists, non-compete agreements and trade names. We amortize the network affiliation agreements over a period of 25 years based on our good relationships with the networks, our long history of renewing these agreements and because 25 years is deemed to be the length of time before a material modification of the underlying contract would occur.  We amortize the customer lists over a period of five to 15 years, the non-compete agreements and franchise agreement fees over the terms of the contracts and the trade names over a period of 25 years.  Management determined there were no significant adverse changes in the value of these assets as of December 31, 2014.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Amortization expense was $2,818, $2,855 and $1,601 for 2014, 2013 and 2012, respectively.  Estimated amortization expense for our next five fiscal years is $2,809 for both 2015 and 2016, $2,784 for both 2017 and 2018, and $2,723 for 2019.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 31, 2014 and December 29, 2013 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Network affiliation agreements	$66,078	$(12,548)	$53,530
Customer lists	4,149	(3,771)	378
Other	2,726	(1,689)	1,037
Total	$72,953	$(18,008)	$54,945

December 29, 2013
Network affiliation agreements	$66,078	$(9,905)	$56,173
Customer lists	4,149	(3,661)	488
Other	2,726	(1,624)	1,102
Total	$72,953	$(15,190)	$57,763

Weighted-average amortization period:	Years
Network affiliation agreements	25
Customer lists	9
Other	16

Broadcast Licenses
Television and radio broadcast licenses are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future.  Accordingly, we expect the cash flows from our television and radio broadcast licenses to continue indefinitely.  The carrying value of our broadcast licenses was $134,055 as of December 31, 2014 and $135,166 as of  December 29, 2013.

2014 Annual Impairment Test
For broadcast licenses at individual television and radio stations, we use the Greenfield Method, an income approach commonly used in the broadcast sector, to estimate fair value.  This approach assumes the start up of a new station by an independent market participant, and incorporates assumptions that are based on past experiences and judgments about future market performance.  These variables include, but are not limited to: the forecasted growth rate of each market (including market population, household income and retail sales), estimated market share, profit margins and operating cash flows of an independent station within a market, estimated capital expenditures and start up costs, risk-adjusted discount rate, likely media competition within the market and expected growth rates into perpetuity to estimate terminal values.  Adverse changes in significant assumptions such as an increase in discount rates, or a decrease in projected market revenues, market share or operating cash flows could result in additional non-cash impairment charges on our television and radio broadcast licenses in future periods, which could have a material impact on our financial condition and results of operations.

The fair value measurements determined for purposes of performing our impairment tests are considered level 3 under the fair value hierarchy because they require significant unobservable inputs to be developed using estimates and assumptions which we determine and reflect those that a market participant would use.

Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 29, 2014. The impairment tests indicated that our radio broadcast licenses for KHTT-FM and KBEZ-FM were impaired due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates.  In accordance with the FASB's guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value, resulting in a $211 non-cash impairment charge in our radio business in the fourth quarter of 2014.  The ending book value of our radio broadcast licenses was $60,150.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

2013 Annual Impairment Test
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 30, 2013.  The fair value of the FCC licenses of our Tulsa radio stations KHTT-FM and KBEZ-FM, both acquired in 2012, were within 1% of the book value.  The impairment tests indicated none of our television and radio broadcast licenses were impaired.

2012 Annual Impairment Test
Our annual impairment test on broadcast licenses was performed at individual television and radio stations as of September 24, 2012. The impairment tests indicated one of our television broadcast licenses and two of our radio broadcast licenses were impaired due to declines in revenue share, declines in projected long-term market revenues, and a reduction in radio perpetuity growth rates.  In accordance with the FASB's guidance for goodwill and intangible assets, our broadcast licenses were written down to their estimated fair value, resulting in a $664 non-cash impairment charge in our television business and a $952 non-cash impairment charge in our radio business in the fourth quarter of 2012.  The ending book value of our radio broadcast licenses was $46,059 and the ending value of our television broadcast licenses was $33,807 (excludes the broadcast license acquired in December 2012 with the acquisition of NewsChannel 5 Network, LLC).

Goodwill

2014 Annual Impairment Test
Our annual impairment test on goodwill as of September 29, 2014 indicated there was no impairment of our goodwill at our radio, television or combined publishing reporting units.

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

2013 Annual Impairment Test
In 2013, we determined our community publishing and daily newspaper reporting units have similar economic characteristics and therefore were combined for the 2013 annual impairment test.  Our annual impairment test on goodwill as of September 30, 2013 indicated there was no impairment of our goodwill at our radio, television or combined publishing reporting units.

2012 Annual Impairment Test
Our annual impairment test on goodwill as of September 24, 2012 indicated there was no impairment of our goodwill at our television, radio or community publications reporting units.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2014 and December 29, 2013 are as follows:

	Television	Radio	Publishing	Total
Goodwill	$285,142	$66,905	$19,656	$371,703
Accumulated impairment losses	(164,205)	(64,958)	(16,722)	(245,885)
Balance as of December 30, 2012	120,937	1,947	2,934	125,818

Adjustment of Nashville NewsChannel 5 Network, LLC Goodwill	(1,447)	-	-	(1,447)
Goodwill related to the purchase of a business	-	331	-	331
Goodwill	283,695	67,236	19,656	370,587
Accumulated impairment losses	(164,205)	(64,958)	(16,722)	(245,885)
Accumulated impairment loss adjustment for segment reporting	(30,731)	30,731	-	-
Balance as of December 29, 2013	88,759	33,009	2,934	124,702

Goodwill related to the sale of a business	(2,715)	(247)	-	(2,962)
Goodwill related to the purchase of a business	-	-	-	-
Goodwill	280,980	66,989	19,656	367,625
Accumulated impairment losses	(194,936)	(34,227)	(16,722)	(245,885)
Balance as of December 31, 2014	$86,044	$32,762	$2,934	$121,740

10    ACQUISITIONS AND DIVESTITURES

2014

Journal Broadcast Group is required to divest two broadcast stations – an FM radio station in the Wichita market and a television station in the Boise market, as a result of the announced transactions between us and Scripps, in order to comply with the FCC's ownership limits.

Effective December 12, 2014, Journal Broadcast Group, Inc. closed on the sale of radio station KFTI-FM in Wichita, Kansas to Envision Broadcast Network, LLC for $1,550 in cash and certain other contingent consideration.  We recorded a pre-tax book loss of $369 in the fourth quarter of 2014. Journal Broadcast Group was required to divest one FM station in its Wichita cluster as a result of the announced transactions between us and Scripps, in order to comply with the FCC's ownership limits.

We received the FCC's approval to transfer our KNIN-TV Boise television station to a divestiture trust in the event that the required divestiture has not been completed by the closing of the transactions.  Our KNIN-TV Boise station has goodwill of $2,247, net property plant and equipment of $1,733, broadcast licenses of $1,203, net receivables of $1,152, syndicated program assets of $1,013, syndicated program liabilities of $1,129 and other liabilities of $152.

On January 1, 2014, our television business closed on the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17,000 in cash and certain other contingent considerations.  We recorded a pre-tax book gain of $10,177 in the first quarter of 2014. The Palm Springs stations have been reported as discontinued operations.

2013
On May 3, 2013, our radio business completed the asset purchase of WNOX-FM, licensed to Oak Ridge, Tennessee, in the Knoxville, Tennessee, market from Oak Ridge FM, Inc., for $5,955.  We now own four radio stations in Knoxville, Tennessee.  The goodwill of $331 arising from the acquisition is attributable to the synergies expected from aligning WNOX-FM with our cluster of radio stations within the Knoxville market.

The estimated fair values of identifiable assets acquired and liabilities assumed for WNOX-FM at the acquisition date are as follows:

WNOX - FM Knoxville, TN
Property and equipment	$24
Goodwill	331
Broadcast licenses	5,600
Total purchase price	$5,955

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

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

2012

On June 25, 2012, our radio business completed the asset purchase of KHTT-FM and KBEZ-FM in Tulsa, Oklahoma from Renda Broadcasting Corporation for $11,728 in cash.  We now own five radio stations in Tulsa, Oklahoma.

The goodwill of $1,947 arising from the acquisition is attributable to the synergies expected from aligning our radio stations in a cluster within the Tulsa, Oklahoma market.  The purchase of KHTT-FM and KBEZ-FM builds our existing Tulsa, Oklahoma cluster, and creates a strong group that will continue to serve our listeners, customers and the entire Tulsa, Oklahoma community, and enhances our scale in this existing market. This clustering strategy has allowed us to target our stations’ formats and sales efforts to better serve advertisers and listeners as well as leverage operating expenses to maximize the performance of each station and the cluster.

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

On December 3, 2012, our radio business completed the sale of certain assets (including the FCC licenses) of WKTI-AM in Knoxville, Tennessee for $65.  We recorded a pre-tax gain on the sale, net of transaction expenses, of $48.

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

On December 6, 2012, our television business completed the acquisition of NewsChannel 5 Network, LLC from a subsidiary of Landmark Media Enterprises, LLC in Nashville, Tennessee.  The purchase price was $220,000 including a working capital adjustment of $5,000.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

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

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

11     DISCONTINUED OPERATIONS

KMIR-TV and My 13 KPSE-TV
On October 4, 2013, our television business agreed to the sale of stations KMIR-TV and My 13 KPSE-TV in Palm Springs, California to OTA Broadcasting, LLC, an affiliate of Virginia based OTA Broadcasting, LLC for $17,000 in cash and certain other contingent considerations.  The transaction closed effective January 1, 2014.  We recorded a pre-tax book gain of $10,177 in the first quarter of 2014.

The following table summarizes KMIR-TV and KPSE-TV's revenue and earnings before income taxes as reported in earnings (loss) from discontinued operations, net of applicable income taxes in the consolidated statements of operations for all periods presented:

	2014	2013	2012
Years ended December 31, December 29 and December 30
Revenue	$48	$5,483	$6,924
Earnings before income taxes	$9,985	$(62)	$1,262

The following table presents the aggregate carrying amounts of the major classes of assets divested:

Cash and cash equivalents	$1
Receivables, net	1,149
Prepaid expenses and other current assets	11
Program and barter rights	620
Deferred income taxes	713
Property and equipment, net	1,852
Network affiliations, net	1,935
Income tax receivable	767
Total assets	$7,048

Accounts payable	$37
Accrued compensation	133
Deferred revenue	57
Syndicated programs	640
Other current liabilities	18
Total liabilities	$885

12     WORKFORCE REDUCTION

During 2014, we recorded a pre-tax charge of $2,738 for workforce separation benefits across our television, radio and publishing businesses.  Of the costs recorded for the year ended December 31, 2014, $3 is included in television selling and administrative expenses, $9 is included in radio operating costs and expenses, $2 is included in radio selling and administrative expenses, $1,730 is included in publishing operating costs and expenses, and $994 is included in publishing selling and administrative expenses.  We expect payments to be completed during 2015.  In 2014, the number of full-time and part-time employees decreased by approximately 5.0 % compared to 2013.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Activity associated with workforce reductions during the years ended December 31, 2014 and December 29, 2013 was as follows:

	Balance as of December 29, 2013	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of December 31, 2014
Television	$43	$3	$(46)	$-
Radio	-	11	(11)	-
Publishing	330	2,724	(873)	2,181
Total	$373	$2,738	$(930)	$2,181

	Balance as of December 30, 2012	Charge for Separation Benefits	Payments for Separation Benefits	Balance as of December 29, 2013
Television	$-	$56	$(13)	$43
Publishing	809	807	(1,286)	330
Total	$809	$863	$(1,299)	$373

13     RELATED PARTY TRANSACTIONS

On August 13, 2012, we repurchased all 3,264 outstanding shares of our class C common stock, all of which were held by Matex Inc., members of the family of our former chairman Harry J. Grant, trusts for the benefit of members of the family, and Proteus Fund, Inc., a non-profit organization.  Pursuant to the terms of the agreement, we paid $6,246 in cash and issued 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,599. The notes bear interest at a rate of 7.25% per annum and interest is payable quarterly. Seven of the subordinated notes, with an aggregate principal amount of approximately $9,664, were repaid in 2012 and 2013.  On September 30, 2014 and September 30, 2013, we paid the first two annual principal installments on the remaining eight subordinated notes.  As of December 31, 2014, the remaining aggregate principal amount of these eight subordinated notes is approximately $10,624.  The remaining subordinated notes are payable in equal annual installments on September 30 of each of 2015, 2016, 2017 and 2018, with no prepayment right.  Interest on the notes is payable quarterly.  One of the remaining subordinated notes, with an original principal amount of $7,617, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5.00% of the issued and outstanding shares of our class B common stock.  David G. Meissner, a former member of the Board, is a beneficiary and trustee of this trust.  An additional three of the remaining subordinated notes, with an original aggregate principal amount of $752, were originally issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee.  The cash for the repurchase to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee was $2,042.

14     SEGMENT REPORTING

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance.  Effective January 22, 2014 our reportable business segments are: (i) television; (ii) radio; (iii) publishing; and (iv) corporate.  Prior periods have been updated to reflect these four segments.  Our television segment consists of 14 television stations in 8 states that we own or provide services to.  Our radio segment consists of 34 radio stations in 8 states, after the divestiture of an FM station in December 2014. Results from our digital media assets are included in our television, radio and publishing segments. Our publishing segment consists of the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications, distributed primarily in southeastern Wisconsin.  Our corporate segment consists of unallocated corporate expenses and revenue eliminations.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

	2014	2013	2012
Revenue
Television	$200,847	$166,616	$152,444
Radio	79,120	76,816	76,259
Publishing	148,958	154,558	164,947
Corporate eliminations	(489)	(723)	(532)
	$428,436	$397,267	$393,118

Operating earnings (loss)
Television	$59,459	$31,395	$41,005
Radio	14,937	14,017	13,962
Publishing	10,242	13,778	11,622
Corporate	(12,891)	(7,874)	(7,858)
	$71,747	$51,316	$58,731

Broadcast license impairment
Television	$-	$-	$664
Radio	211	-	952
	$211	$-	$1,616

Depreciation and amortization
Television	$12,905	$13,192	$9,925
Radio	1,993	2,002	2,276
Publishing	6,597	7,058	9,170
Corporate	464	661	667
	$21,959	$22,913	$22,038

Capital expenditures
Television	$6,104	$8,360	$8,656
Radio	2,016	1,508	1,663
Publishing	884	2,498	1,240
Corporate	70	74	746
	$9,074	$12,440	$12,305

	2014	2013
Identifiable total assets
Television	$336,058	$356,032
Radio	108,467	111,473
Publishing	89,229	96,991
Corporate & discontinued operations	46,726	31,522
	$580,480	$596,018

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

15     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2014 Quarters
	First	Second	Third	Fourth	Total
Revenue	$96,612	$104,699	$105,138	$121,987	$428,436
Gross profit	42,719	50,576	47,542	62,794	203,631
Net earnings	12,187	10,423	7,023	15,557	45,190
Earnings per share
Basic - class A and B common stock	0.24	0.21	0.14	0.31	0.90
Diluted - class A and B common stock	0.24	0.21	0.14	0.31	0.89

	2013 Quarters
	First	Second	Third	Fourth	Total
Revenue	$93,204	$99,778	$96,919	$107,366	$397,267
Gross profit	40,801	45,411	40,277	51,541	178,030
Net earnings	3,793	6,602	4,546	11,260	26,201
Earnings per share
Basic - class A and B common stock	0.08	0.13	0.09	0.22	0.52
Diluted - class A and B common stock	0.08	0.13	0.09	0.22	0.52

The first quarter of 2014 includes a pre-tax charge of $56 for separation benefits at our radio and publishing businesses.  The second quarter of 2014 includes a pre-tax charge of $557 for separation benefits at our television and publishing businesses.  The third quarter of 2014 includes a pre-tax charge of $171 for separation benefits at our publishing business.  The fourth quarter of 2014 includes a pre-tax charge of $1,954 for separation benefits at our publishing business, a $369 pre-tax loss on the sale of KFTI-FM in Wichita, Kansas, and a pre-tax radio broadcast license impairment charge of $211.

The first quarter of 2013 includes a pre-tax charge of $32 for separation benefits at our publishing business.  The second quarter of 2013 includes a pre-tax charge of $716 for separation benefits at our television and publishing businesses.  The third quarter of 2013 includes a pre-tax charge of $80 for separation benefits at our television and publishing businesses. The fourth quarter of 2013 includes a pre-tax charge of $35 for separation benefits at our television and publishing businesses.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

16     ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, is as follows:

Defined Benefit Pension and Postretirement Plans

Balance as of December 30, 2012	$(55,739)
Net actuarial gain and amounts reclassified from accumulated other comprehensive loss	16,085
Net other comprehensive income	16,085
Balance as of December 29, 2013	$(39,654)
Balance as of December 29, 2013	$(39,654)
Net actuarial loss and amounts reclassified from accumulated other comprehensive loss	(17,202)
Net other comprehensive loss	(17,202)
Balance as of December 31, 2014	$(56,856)

The reclassification of accumulated other comprehensive loss is as follows:

Amount Reclassified from Accumulated Other Comprehensive Loss
2013

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (1)	$(2,558)
Income tax expense	10,176
Net actuarial gain	(23,703)
Total reclassifications for the period	$(16,085)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 3 “Employee Benefit Plans” for more information. Of the costs for the year ended December 29, 2013, $263 is included in television operating costs and expenses, $176 is included in radio operating costs and expenses $1,163 is included in publishing operating costs and expenses, and $956 is included in selling and administrative expenses.

Index
JOURNAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 (in thousands, except per share amounts)

Amount Reclassified from Accumulated Other Comprehensive Loss
2014

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss (2)	$(1,892)
Income tax benefit	(10,865)
Net actuarial loss	29,959
Total reclassifications for the period	$17,202

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 3 “Employee Benefit Plans” for more information. Of the costs for the year ended December 31, 2014, $203 is included in television operating costs and expenses, $95 is included in radio operating costs and expenses $846 is included in publishing operating costs and expenses, and $748 is included in selling and administrative expenses.

17      SUBSEQUENT EVENTS

On March 11, 2015, our shareholders voted to approve the proposed transactions with Scripps. On the same date, the shareholders of the Scripps also voted to approve the transactions.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Journal Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Journal Communications, Inc. and its subsidiaries at December 31, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

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

New York, New York
March 16, 2015

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2014, as stated in their report which is included in Item 8 hereto.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (which we refer to as the “Board”) currently consists of seven directors, divided into three classes, designated as Class I, Class II and Class III, comprised of two, three and two members, respectively. The terms of one class of directors expire each year. The following sets forth certain information, as of February 27, 2015, regarding each director.

Steven J. Smith

Steven J. Smith, 64, is our Chairman of the Board and Chief Executive Officer. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman of the Board in December 1998. Mr. Smith served as our President from 1992 to 1998, and added the title of Chief Operating Officer in 1996. President was again added to his title in 2010, a title that he held until February 2012. Mr. Smith has been a director of the Company since May 2003 and is a member of the Executive Committee. Mr. Smith was a director of our predecessor company since June 1987. Mr. Smith is also a director of Badger Meter, Inc., where he is chair of the compensation committee and a member of the audit and compliance committee. Mr. Smith’s long history with our Company and his skills and executive experience within all of the industries in which we operate qualify him to serve as the Chairman of the Board.

Index
Mary Ellen Stanek

Mary Ellen Stanek, 58, has served as President of Baird Funds, Inc., a registered investment company, since September 2000, and Managing Director and Chief Investment Officer of Baird Advisors, Robert W. Baird & Co. Incorporated, since March 2000. Previously, Ms. Stanek was President of Firstar Funds, Inc., also a registered investment company, from December 1998 to March 2000, and President and Chief Executive Officer (from November 1998 to February 2000) and President and Chief Operating Officer (from March 1994 to November 1998) of Firstar Investment Research & Management Company, LLC. Ms. Stanek is chair of the Compensation Committee and a member of the Executive and Nominating and Corporate Governance Committees and has been a director of the Company since August 2003. Ms. Stanek was a director of our predecessor company since June 2002. Ms. Stanek is also a director of Baird Financial Group and Wisconsin Energy Corporation, where she is a member of the finance committee, and a member of the Board of Trustees and the audit and finance committees at Northwestern Mutual Life Insurance Company. Ms. Stanek’s knowledge of and experience in the financial services industry, as well as her executive experience and long-standing relationship with and knowledge of the Company, qualify her to serve as a director of the Company.

Owen J. Sullivan

Owen J. Sullivan, 57, is an independent consultant. Until July 1, 2013, he was President, Specialty Brands, for ManpowerGroup, a professional staffing and business services firm. Mr. Sullivan joined ManpowerGroup in 2003 as Chief Executive Officer of Jefferson Wells, a subsidiary which has subsequently been integrated into Experis. Prior thereto, Mr. Sullivan was President of the Financial Services Group – Metavante Corporation, a provider of banking and payments technologies, from 1999 to 2001 and also served as an independent consultant from 2001 to 2003. Mr. Sullivan was elected to the Board in July 2007 and is a member of the Compensation Committee. Mr. Sullivan’s knowledge of and experience in the organizational development and human resources management industry, as well as his executive experience and financial expertise, qualify him to serve as a director of the Company.

Jeanette Tully

Jeanette Tully, 67, currently serves as Trustee for the Aloha Station Trust LLC. Prior to the Aloha Station Trust LLC, Ms. Tully was President and CEO of Radiovisa Corporation. Prior to Radiovisa Corporation, Ms. Tully was with Entravision Communications Corporation, where she served as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining Entravision in 1996, Ms. Tully was Executive Vice President and Chief Financial Officer of Alliance Broadcasting Company before its sale to Infinity Broadcasting in early 1996. From 1986 to 1994, Ms. Tully was Vice President of Communications Equity Associates, Inc., a media investment banking and brokerage firm. She also served as Chief Financial Officer of Harte-Hanks Communications’ Broadcasting and Entertainment Division. Ms. Tully is a Certified Public Accountant. Ms. Tully was elected to the Board in February 2005. She is chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Ms. Tully’s knowledge of and experience in the broadcasting industry, as well as her executive experience and financial expertise, qualify her to serve as a director of the Company.

Dean H. Blythe

Dean H. Blythe, 56, has been managing director of TDF Ventures, LLC, an advisory and investment firm, since January 2009. He also served as Co-President and Chief Financial Officer of Total Outdoor Corp., an outdoor advertising company, from December 2012 until August 9, 2013. Prior to TDF, Mr. Blythe served as President and Chief Executive Officer of Harte-Hanks, Inc., a worldwide direct and targeted marketing company, from July 2007 until December 2008, as Executive Vice President and Chief Financial Officer from 2003 until 2007 and as Vice President, General Counsel and Secretary from 2001 until 2003. Before Harte-Hanks, Mr. Blythe served as Senior Vice President – Corporate Development, General Counsel and Secretary of Hearst-Argyle Television, Inc. and its predecessor, Argyle Television, from 1997 until 2000 and as Vice President – Corporate Development, General Counsel and Secretary from 1994 until 1997. Mr. Blythe is a former member of the Board of Directors of Argyle Security, Inc., where he served as chair of the audit committee, of Total Outdoor Corp., where he chaired the compensation committee, and of Harte-Hanks, Inc. The Board appointed Mr. Blythe to the Board on February 19, 2013, and our shareholders reelected Mr. Blythe to the Board at our 2013 Annual Meeting of Shareholders. Mr. Blythe is a member of the Audit Committee. Mr. Blythe’s executive leadership experience in broadcast, targeted marketing and corporate development, as well as his experience serving as a director and a member of the compensation and audit committees of other companies, qualify him to serve as a director of the Company.

David J. Drury

David J. Drury, 66, is a founding partner of WING Capital Group, a Milwaukee, WI based private investment firm. Until January 12, 2015, he was the Chairman and Chief Executive Officer of Poblocki Sign Company LLC, of which he had majority ownership. Prior to being appointed Chairman, Mr. Drury served as the President, Chief Executive Officer and majority owner of Poblocki Sign Company LLC from July 1999 until May 2011. Poblocki Sign Company LLC is a privately held architectural exterior and interior sign company located in West Allis, Wisconsin. Mr. Drury is a Certified Public Accountant, a former partner of Price Waterhouse and served as a business consultant from 1997 to 1999. Mr. Drury is chair of the Executive and Nominating and Corporate Governance Committees, a member of the Compensation Committee and serves as our Lead Director. He has been a director of the Company since August 2003. Mr. Drury was a director of our predecessor company since March 2003. Mr. Drury is a director and member of the nominating and corporate governance committee and chair of the audit committee at Plexus Corp. and a member of the Board of Trustees and of the finance and executive committees and chair of the human resources, nominating and corporate governance committee at Northwestern Mutual Life Insurance Company. Mr. Drury’s executive experience and financial expertise, as well as his experience as a director for multiple other companies, qualify him to serve as a director of the Company.

Index
Jonathan Newcomb

Jonathan Newcomb, 68, is a Managing Director at Berenson & Company, LLC, a New York advisory and investment firm, with which he first became affiliated with in November 2012.  He advises companies in the publishing, information and education markets and also works with private equity firms pursuing investments in these areas.  Previously, from November 2004 to November 2012, he was a Managing Director at Coady Diemar Partners, a New York investment firm. Prior to that, he served as the Chief Executive Officer of Cambium Learning, an educational services company based in Boston that was sold to private equity firm Veronis Suhler in 2008.  From 1994 through 2002, Mr. Newcomb was Chairman and Chief Executive Officer of Simon & Schuster, at the time America’s largest educational, reference, professional and trade publisher.  Prior to that, he had been President and Chief Operating Officer of Simon & Schuster.  Before that he was President of McGraw-Hill’s Financial and Economic Information Group, which included the businesses of Standard & Poor’s and Data Resources Inc.  He began his career with the Dun & Bradstreet Corporation. Mr. Newcomb was elected to the Board in February 2005 and is a member of the Executive and Audit Committees. Mr. Newcomb also sits on the Board of United Business Media (LSE). He is a past member of the Board of Trustees of Dartmouth College (where he Chaired the Finance Committee), and also currently sits on the Board of The Columbia University School of Business. Mr. Newcomb’s knowledge of and expertise in the publishing industry, as well as his executive experience and financial expertise, qualify him to serve as a director of the Company.

Executive Officers of Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 27, 2015.

Name	Title	Age
Steven J. Smith	Chairman of the Board and Chief Executive Officer	64
Andre J. Fernandez	President and Chief Operating Officer	46
Jason R. Graham	Senior Vice President of Finance and Chief Financial Officer	42
Elizabeth Brenner	Executive Vice President	60
Mary Hill Taibl	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	60
Marty V. Ozolins	Vice President and Corporate Controller	43
Karen O. Trickle	Vice President and Treasurer	58
Trina Jashinsky	Vice President of Human Resources	52
Royce A. Miles	Vice President	47
Steven H. Wexler	Vice President	54
Deborah F. Turner	Vice President	53

Steven J. Smith

Steven J. Smith is Chairman of the Board and Chief Executive Officer.  Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998.  Mr. Smith served as our President from 1992 to 1998, and added the title of Chief Operating Officer in 1996. President was again added to his title in 2010, a title that he held until February 2012.  Mr. Smith has been a director of the Company since May 2003 and is a member of the Executive Committee. Mr. Smith was a director of our predecessor company since June 1987. Mr. Smith is also a director of Badger Meter, Inc., where he is chair of the compensation committee and a member of the audit and compliance committee.

Andre J. Fernandez

Andre J. Fernandez is President and Chief Operating Officer.  Mr. Fernandez started at our company in October 2008 as Executive Vice President of Finance and Strategy.  Mr. Fernandez was elected Chief Operating Officer in March 2014, President in February 2012, Executive Vice President in October 2008 and Chief Financial Officer in November 2008.  Prior thereto, Mr. Fernandez held various financial leadership positions with the General Electric Company (GE) since 1997, and most recently served as Senior Vice President, Chief Financial Officer and Treasurer for Telemundo Communications Group, Inc., a U.S. Spanish-language television network that was a wholly-owned division of NBC Universal.

Index
Jason R. Graham

Jason R. Graham is Senior Vice President of Finance and Chief Financial Officer. Mr. Graham was elected Chief Financial Officer on March 10, 2014, Senior Vice President of Finance and Controller in February 2014 and Vice President and Controller in June 2012.   Prior thereto, Mr. Graham held various financial leadership positions with Brookdale Senior Living, Inc., a national owner and operator of senior living communities, since October 2006 where he most recently served as Vice President and Corporate Controller.  Mr. Graham has also previously held financial leadership positions with KPMG LLP, GE Healthcare and APW Ltd and is a certified public accountant.

Elizabeth Brenner

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

Marty V. Ozolins

Marty V. Ozolins is Vice President and Corporate Controller. Mr. Ozolins was elected Vice President and Corporate Controller in July 2014.  Mr Ozolins also serves as our principal accounting officer and is a certified public accountant.  Mr. Ozolins held the title of Assistant Controller from 2011 until his election as Vice President and Corporate Controller, and served as Publishing Controller from 2009 to 2011.  From 1997 to 2009, Mr. Ozolins led the Company's internal audit function.

Karen O. Trickle

Karen O. Trickle is Vice President and Treasurer.  Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999.

Trina Jashinsky

Trina Jashinsky joined us as Vice President of Human Resources in February 2015.  From 2014 to 2015 she was Senior Vice President, Human Resources for the Credit Union Solutions and Open Solutions divisions of Fiserv, Inc.  From 2007 to 2014 she was Vice President, Corporate Human Resources Global and Director, Global Human Resources Programs and Human Resources Information Management for Johnson Controls Inc.  Prior thereto, Ms. Jashinsky was Vice President of Human Resources for Norlight Telecommunications, then a subsidiary of our company.

Royce A. Miles

Royce A. Miles is Vice President.  Mr. Miles was elected Vice President in April 2010.  In addition, Mr. Miles has been Executive Vice President and General Manager of our publishing businesses since September 2010.  Prior thereto, Mr. Miles held various other positions within Journal Sentinel, Inc. since October 1998.

Index
Steven H. Wexler

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

There are no family relationships between any of the executive officers.  All of the officers are elected annually at the first meeting of the Board held after each Annual Meeting of Shareholders and hold office until their successors are elected and qualified or until their removal or resignation.  There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

Board Meetings and Committees; Leadership Structure; Board’s Role in the Oversight of Risk

In 2014, the Board met fourteen times. The Board currently maintains four standing committees: Audit, Compensation, Executive, and Nominating and Corporate Governance.

Our Corporate Governance Guidelines provide that the Board reserves the right to vest the responsibilities of Chairman of the Board and Chief Executive Officer, or CEO, in the same individual if, in its judgment, that circumstance is in the best interest of the Company. In such circumstance, the Board will designate a Lead Director to preside at executive sessions of the independent Board members. Currently, the positions of Chairman and CEO are combined. The Board has determined that this combined role most appropriately suits our Company at this time because Mr. Smith, our CEO, is the person best qualified to serve as Chairman given his long history with the Company and his skills and experience within the industries in which we operate. The Board believes that there is no single best organizational model that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s individual circumstances as and when appropriate. To supplement the combined Chairman and CEO position, the Board has created a Lead Director role. The Lead Director is an independent and empowered director who is appointed by the independent directors and who works closely with the Chairman. In addition to serving as the principal liaison between the independent directors and the Chairman and CEO, the primary responsibilities of the Lead Director are as follows:

•	To set the agenda for and preside at the Board’s executive sessions.
•
To review the schedule of issues to be discussed at regularly scheduled Board meetings, as such schedule is proposed by the Chairman and CEO, and to discuss the need and agenda for special meetings of the Board with the Chairman and CEO.

•	To advise the Chairman and CEO as to the quality, quantity and timeliness of the flow of information from Company management to the Board.
•	To assist the Board and its committees and the Company’s officers on compliance with and implementation of corporate governance issues.
•	To call meetings of the independent directors as appropriate.
•	To interview all Board candidates and to make recommendations on the same to the Nominating and Corporate Governance Committee.
•	To serve as Chairman when the Chairman and CEO is not present.
•	To serve as spokesperson for the Board to major shareholders or otherwise as requested by the Chairman and CEO or by the Board.
•	To conduct exit interviews with resigning senior managers.
•	To discuss the results of the Chairman and CEO’s performance evaluation with the Chair of the Compensation Committee and convey such results to the Chairman and CEO.

Further, the Lead Director will become the acting Chairman of the Board in the event of the death or incapacity of the Chairman and CEO, or in situations where it is not possible or appropriate for the Chairman and CEO to lead the Board. The Lead Director will also perform such other duties as may be necessary for the Board to fulfill its responsibilities or as may be requested by the Board as a whole, by the independent directors or by the Chairman and CEO.

Index
In 2008, the Board appointed Mr. Drury as the Lead Director and has reappointed him in each subsequent year. As Lead Director, Mr. Drury, or his designee in the event of his absence, acted during 2014 as the presiding director for all executive sessions of the independent Board members. It is the Board’s practice to meet in executive session without management or Mr. Smith present in connection with regularly scheduled Board meetings.

The full Board is responsible for the oversight of the Company’s operational risk management process. At least annually, the Board directs senior management to prepare an enterprise risk assessment report for delivery to the Board that addresses the major operational risks facing each of the Company’s operating businesses. The enterprise risk assessment report is presented directly to the Board at a regularly scheduled Board meeting by members of senior management, who are available to discuss issues with the directors. Follow-up discussions as deemed appropriate are scheduled with members of senior management and the full Board or the Audit Committee. The Audit Committee further reviews and comments on draft risk factors for disclosure in our Annual Report on Form 10-K or Quarterly Reports on Form 10-Q and utilizes the receipt of such draft risk factors to initiate discussions with appropriate members of the Company’s senior management if such risk factors raise questions or concerns about the status of operational risks then facing the Company. The Board relies on the Audit Committee to address significant financial risk exposures facing the Company and the steps management has taken to monitor, control and report such exposures, with appropriate reporting of these risks to be made to the full Board. The Board relies on the Compensation Committee to address significant risk exposures facing the Company with respect to compensation, also with appropriate reporting of these risks to be made to the full Board. The Board’s role in the oversight of the Company’s risk management has not affected the Board’s determination that the combined CEO and Chairman position is the most appropriate leadership structure for the Company at this time.

Shareholders or other interested parties who wish to send communications to the Board or to a particular member of the Board may do so by delivering a written communication to Mary Hill Taibl, Senior Vice President, General Counsel, Secretary and Chief Compliance Officer, Journal Communications, Inc., P.O. Box 661, Milwaukee, WI 53201-0661, who will promptly forward all appropriate written communications to the indicated director or directors. Alternatively, shareholders or other interested parties may contact our outsourced hotline at (800) 297-8132 and request that concerns be delivered to our Lead Director, Audit Committee chair, and/or to each or any of our directors.

Board members are expected to attend all Board meetings and all annual and special meetings of shareholders. All directors who were members of the Board at that time were present at our 2014 Annual Meeting of Shareholders.

The following table sets forth the names of our directors who served on each of the standing committees of the Board during 2014, as well as how many times each committee met in 2014.

Board Member	Audit	Compensation	Nominating and Corporate Governance	Executive
Steven J. Smith				Ö
David J. Drury		Ö	Ö	Ö
Jonathan Newcomb	Ö			Ö
Mary Ellen Stanek		Ö	Ö	Ö
Owen J. Sullivan		Ö
Jeanette Tully	Ö		Ö
Dean H. Blythe	Ö
Meetings Held in 2014	8	6	2	0

During 2014, each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board that were held when he or she was a member of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served during the year that were held when he or she was a member of such committee.

Audit Committee. The Board maintains a standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The purposes of the Audit Committee include assisting the Board in fulfilling its oversight responsibilities with respect to (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors. The Audit Committee also provides an avenue for communication between our internal audit function, our independent auditors, financial management and the Board. The Audit Committee has the sole authority to retain and terminate our independent auditors. It is directly responsible for the compensation and oversight of the work of the independent auditors (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee also pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors (subject to certain de minimis exceptions for non-audit services).

Index
In carrying out its responsibilities, the Audit Committee, among other things:

•
reviews and discusses with management and the independent auditors our interim financial statements and our annual audited financial statements, related footnotes and financial information, and recommends to the Board whether the audited financial statements should be included in our Annual Report on Form 10-K;

•	discusses with management and the independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•
reviews disclosures made to the Audit Committee by our CEO and Chief Financial Officer, or CFO, during their certification process for our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•	reviews the performance and independence of our independent auditors; and
•
establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee is currently comprised of three members, each of whom is independent as that term is defined in the listing standards of the NYSE and applicable rules of the Securities and Exchange Commission, or SEC, as well as the director independence standards adopted by the Board. In addition, the Board has determined that each of Ms. Tully and Messrs. Newcomb and Blythe qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC. Ms. Tully (chair), Mr. Newcomb and Mr. Blythe are members of the Audit Committee.  The Board has adopted a written charter for the Audit Committee that is available on our web site at www.journalcommunications.com/investors.

Compensation Committee. The Board maintains a standing Compensation Committee. The purposes of the Compensation Committee include discharging the Board’s responsibilities relating to compensation of our executive officers. In carrying out its responsibilities the Compensation Committee, among other things:

•	determines and approves our compensation strategy;
•
annually determines and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance in light of such goals, and, based on this evaluation, approves and annually determines the salary, bonus, equity grants (if any) and other benefits for the CEO in light of the corporate goals and objectives;

•
reviews and approves corporate goals and objectives relevant to the compensation of our other executive officers, and, in light of these goals and objectives, approves and annually reviews decisions regarding salary, bonus awards and long-term incentive opportunities;

•	oversees our equity compensation plans, and reviews at least annually all such equity-based compensation plans and arrangements;
•	approves equity award grants and the forms of agreement evidencing such grants;
•
administers, periodically reviews and approves significant changes to our other long- and short-term incentive compensation plans, including determining the overall scope of participation in our incentive plans and which executive officers participate in the plans, as well as the overall scope and weighting of performance measures and target award levels under the plans;

•	reviews and approves change of control, severance and employment agreements with executive officers;
•	annually reviews and recommends to the Board changes in our compensation policy for non-employee directors;
•	oversees the preparation of the compensation discussion and analysis and the related Compensation Committee report for inclusion in our annual proxy statement and Annual Report on Form 10-K;
•	oversees our pension, retirement and health and welfare plans, as well as employee stock ownership programs and human resource policies; and
•	performs any other functions required by applicable law, rules or regulations, including the rules of the SEC and the listing standards of the NYSE.

The Compensation Committee’s authority and responsibilities are set forth in a written charter adopted by the Board that is available on our website at www.journalcommunications.com/investors.

Delegation of Authority. The Compensation Committee may not delegate any of its responsibilities to management, but may delegate any of its responsibilities to subcommittees consisting solely of two or more members of the Compensation Committee.

Index
Compensation Consultants. The Compensation Committee from time to time engages independent compensation consultants to provide advice and ongoing recommendations regarding executive compensation programs and principles that are consistent with our business goals and pay philosophy. The Compensation Committee has the final authority to hire and terminate any independent compensation consultant. In addition, pursuant to SEC rules and NYSE listing standards regarding the independence of compensation committee advisers, the Committee has the responsibility to consider the independence of the consultant or any other compensation adviser before engaging such adviser. During 2013, the Committee reviewed the independence of Towers Watson, the current independent compensation consultant to the Compensation Committee, and the individual representatives of Towers Watson who serve as consultants to the Committee in light of these requirements and the specific independence factors that the requirements cite. The Committee concluded, based on such review, that Towers Watson is independent and that Towers Watson’s performance of services raises no conflict of interest.

Composition of Committee. The Compensation Committee is currently comprised of three members, each of whom is independent as that term is defined in the listing standards of the NYSE and the applicable rules of the SEC, as well as the director independence standards adopted by the Board. Ms. Stanek (chair), Mr. Drury and Mr. Sullivan are members of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation. No member of the Board or the Compensation Committee serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee.

Nominating and Corporate Governance Committee. The Board maintains a standing Nominating and Corporate Governance Committee. The purposes of the Nominating and Corporate Governance Committee include identifying and recommending to the Board qualified potential director nominees for election at each of our annual shareholder meetings and developing and recommending to the Board our governance principles.

The Nominating and Corporate Governance Committee is currently comprised of three members, each of whom is independent as that term is defined in the listing standards of the NYSE and the director independence standards adopted by the Board. Mr. Drury (chair), Ms. Stanek and Ms. Tully are members of the Nominating and Corporate Governance Committee. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, a copy of which is available on our web site at www.journalcommunications.com/investors.

The Nominating and Corporate Governance Committee will consider candidates recommended by our shareholders for election as directors. Shareholders who wish to propose nominees for election as directors must follow certain procedures contained in our Bylaws. In the case of nominees for election at an annual meeting, shareholders must send notice to our Secretary at our principal offices on or before December 31 of the year immediately preceding such annual meeting; provided, however, that if the date of the annual meeting is on or after May 1 in any year, notice must be received no later than the close of business on the day that is determined by adding to December 31 of the immediately preceding year the number of days on or after May 1 that the annual meeting takes place. In the case of nominees for election at a special meeting, shareholders must send notice to our Secretary at our principal offices not earlier than 90 days prior to such special meeting and not later than the close of business on the later of (i) the 60th day prior to such special meeting and (ii) the 10th day following the day on which public announcement is first made of the date of such special meeting. In either case, the notice must contain certain information specified in our Bylaws, including certain information about the shareholders bringing the nomination (including, among other things, the number and class of shares held by such shareholder(s)), as well as certain information about the nominee (including, among other things, a description of all arrangements or understandings between such shareholder and each nominee and any other person pursuant to which the nomination is to be made, and other information that would be required to be disclosed in solicitations of proxies for elections of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended). All business to be conducted at a special meeting must have been described in the notice of meeting sent to shareholders pursuant to our Bylaws. As a result, nominations for directors at a special meeting may be made only if the notice of such meeting includes the election of directors as an item of business to be conducted.

Index
In its process to select director nominees and pursuant to its charter, the Nominating and Corporate Governance Committee considers such criteria as skill set, experience, diversity, personal integrity and the ability to act on behalf of shareholders. Also pursuant to its charter, the Nominating and Corporate Governance Committee makes a determination whether the nominee satisfies the professional and governance standards established by the SEC and the NYSE. In addition to these charter requirements, the Nominating and Corporate Governance Committee believes that our directors, including nominees for director, must meet certain minimum qualifications and possess certain qualities and skills. Specifically, the Nominating and Corporate Governance Committee believes that our directors and nominees must:

•	exhibit high standards of integrity, commitment and independent thought and judgment;
•	be free of any conflict of interest that would violate any applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•	have substantial senior management experience and/or financial expertise or other relevant experience and/or prior public company board experience;
•	possess a range of skills that will allow him or her to provide sound guidance with respect to our operations and interests;
•
have the ability to dedicate sufficient time, energy and attention to ensure the diligent pursuit of his or her duties, including attending Board and Board committee meetings and reviewing all material in advance;

•	have the ability to discuss major issues and come to a reasonable conclusion;
•	have the capability to understand, effectively discuss and make appropriate judgments with respect to issues of importance to the Company;
•	be collegial while having the ability to be direct and unafraid to disagree on important issues;
•	have the ability to represent us effectively to the financial press, investment institutions and other constituencies if requested by the Board; and
•	either have direct business exposure to the publishing or broadcasting industry and/or be able to participate in direct learning experiences about our major businesses.

While the Nominating and Corporate Governance Committee does not have a formal policy relating specifically to the consideration of diversity in its process to select director nominees, the Nominating and Corporate Governance Committee does consider ethnic, racial and gender diversity, as well as diversity of skill set, industry and professional experience and viewpoint, as part of its overall evaluation of candidates for director. The Nominating and Corporate Governance Committee considers these diversity criteria as a part of its evaluation of each candidate for director.

The Chairman and CEO maintains an active list of potential Board candidates. The list is presented on a regular basis to the Nominating and Corporate Governance Committee, no less often than annually. Members of the Board, the Chairman and CEO, and various advisors and other parties (including shareholders) may from time to time present suggestions concerning Board candidates. Candidates are considered for the Board based on the selection criteria that has been established by the Board. The Nominating and Corporate Governance Committee will evaluate nominees for director submitted by shareholders who comply with the previously described procedures for submitting such nominations in the same manner as it evaluates other nominees.

Executive Committee. The Board maintains a standing Executive Committee. The Executive Committee assists the Board in discharging its responsibilities with respect to the management of the business and affairs of the Company when it is impracticable for the full Board to act. The Executive Committee has such authority as may be delegated from time to time by the Board, and, in the intervals between meetings of the Board, can exercise the powers of the Board in directing the management of the business and affairs of the Company (except as limited by applicable law, regulation or stock exchange listing standards). The Executive Committee is currently comprised of four members. Mr. Drury (chair), Mr. Newcomb, Ms. Stanek and Mr. Smith are members of the Executive Committee. The Board has adopted a written charter for the Executive Committee, a copy of which is available on our web site at www.journalcommunications.com/investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain of our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of changes in ownership of our common stock with the SEC. Those people are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, all of those people complied with all Section 16(a) filing requirements in 2014.

Index
Code of Ethics

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

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions the Compensation Committee has made under those programs and policies with respect to our top executive officers, and the material factors the Compensation Committee considered in making those decisions. Following this Compensation Discussion and Analysis, under the heading “Executive Compensation,” you will find a series of tables and narrative disclosure containing specific data about the compensation earned in 2014 by the following individuals, whom we refer to as our named executive officers:

Steven J. Smith, our Chairman and CEO;

Elizabeth Brenner, Chief Operating Officer of our publishing group and our Executive Vice President;

Andre J. Fernandez, our President and Chief Operating Officer (and Chief Financial Officer for approximately two months during 2014);

Jason R. Graham, our Senior Vice President of Finance and Chief Financial Officer;

Deborah F. Turner, Executive Vice President of Television of our broadcast group and our Vice President; and

Steven H. Wexler, Executive Vice President of Radio of our broadcast group and our Vice President.

When we use the term “Committee” in this Compensation Discussion and Analysis, we are referring to the Compensation Committee.

Executive Summary

Our Business. Journal Communications, Inc., headquartered in Milwaukee, Wisconsin, was founded in 1882. We are a diversified local media company with operations in television and radio broadcasting, publishing and digital media. We own and operate 14 television stations and 34 radio stations in 11 states. We publish the Milwaukee Journal Sentinel, which serves as the only major daily newspaper for the Milwaukee metropolitan area, and several community publications in Wisconsin. Our digital media assets build on our strong broadcasting and publishing brands.

Our Strategy. As a local media company, we are committed to generating relevant, differentiated local content that provides value to our advertisers and the communities we serve. Because our businesses rely upon advertising revenue, they are subject to cyclical changes in the economy.

In 2014, we delivered net earnings from continuing operations of $39.3 million with revenue of $428.4 million compared to net earnings from continuing operations of $26.3 million on revenue of $397.3 million in 2013. At our broadcasting businesses, the increase in revenue was primarily due to increases in political and issue advertising and Olympics advertising revenue. Political and issue advertising revenue and Olympics revenue is expected to be significantly higher in even-numbered years, such as 2014. We also further refined the mix of broadcast assets within our portfolio as we sold our two Palm Springs television stations resulting in a pre-tax gain of $10.2 million in the first quarter of 2014, sold one FM radio station in Wichita and purchased another FM signal in Knoxville to increase the market reach of our leading station. Our publishing businesses experienced a 3.6% decrease in revenue due to the decreases in circulation revenue and retail and classified advertising revenue. Across our businesses, we remained disciplined on costs. We ended the year with total debt of $130.6 million, a decrease of $77.6 million from 2013.

Effect on Compensation. Reflective of our compensation philosophy that pay should be aligned with performance, the compensation of our named executive officers continued to be affected in 2014 by our financial results and stock price, both in the amount of cash compensation earned and the value of outstanding long-term equity awards. For example:

•
The average aggregate payout for fiscal 2014 annual bonuses for our named executive officers was approximately 125% of target, driven primarily by above-target performance in our adjusted diluted earnings per share and consolidated operating earnings in our broadcasting businesses.

•	Our CEO’s base salary remained frozen for 2014, representing the sixth consecutive year that his base salary was not increased.
•	Only two of our named executive officers - Mr. Smith and Ms. Brenner - hold outstanding SARs, the majority of which have remained out-of- the-money.

Index
•
The total compensation of our CEO, as reflected in the Summary Compensation Table set forth below, increased 77% from 2013, and his base salary remained frozen. His annual incentive payout increased 8% compared to 2013. The other primary variables in reported total compensation is the increase in pension value during 2014, due primarily to a decrease in discount rates used in calculating the pension benefit and a change in the mortality assumption to reflect additional improvement in expected mortality, as well as the inclusion of a payment in lieu of unused accrued vacation. The external valuation assumptions are unrelated to Company performance or to decisions made by the Compensation Committee in setting executive pay. Ignoring the changes in pension values in each year and accrued vacation payout, Mr. Smith’s total compensation for 2014 increased approximately 2% from 2013.

Relationship Between Company Performance and CEO Compensation. The following three charts illustrate the directional relationship between Company performance, based on two key financial measures, and our CEO’s compensation from 2012 through 2014. For the first chart, we selected Diluted Earnings per Share from Continuing Operations for our class A and class B common stock, because that was the primary financial performance component in our CEO’s annual incentive bonus plan for those years. For the second chart, Total Shareholder Return, or TSR, is calculated as the change, year over year, in the price of our class A common stock, assuming the reinvestment of any dividends, from January 1, 2012 to December 31, 2014. The Company did not pay dividends during this period. This TSR graph assumes the investment of $100 in the Company’s class A common stock on December 31, 2011 and the reinvestment of any dividends since that date.

Total Direct Compensation, as depicted in the third chart above, represents our CEO’s base salary (excluding his accrued vacation payment in 2014), short-term incentive and the grant-date fair value of equity awards for each of these three years. We chose Total Direct Compensation for this comparison, as opposed to total compensation, because it excludes disproportional changes in pension values, which are driven by external fluctuations in interest rates and mortality assumptions and are not related to Company performance or annual executive pay decisions.

Index
While there is no absolute tie between these financial metrics and our CEO’s aggregate compensation, these charts show a correlation of the trends under each metric and CEO pay over this particular three-year period.

The next chart illustrates our TSR over a five-year period as compared to changes in our CEO’s Total Direct Compensation over the same period. Similar to the TSR chart above, this TSR graph assumes the investment of $100 in the Company’s class A common stock on December 31, 2009 and shows what that investment would be worth on December 31, 2010—2014, assuming the reinvestment of any dividends. Note that the chart is intended to reveal whether pay and TSR trends are directionally aligned over a long period of time, and not to compare absolute values. Pay and TSR are measured conceptually differently and on different scales and different timeframes; pay is measured as a number of dollars delivered in a year, while TSR is measured as a percentage change over the course of a year.

Executive Compensation Practices. The Compensation Committee is mindful of evolving practices in executive compensation and corporate governance. The table below highlights our current executive compensation practices—both the practices we believe drive performance and mitigate risk (left column) and the practices we have not implemented or eliminated because we do not believe they would serve our shareholders’ long-term interests (right column).

Index
Our Executive Compensation Practices: (What We Do)	See page	Executive Compensation Practices We Have Not Implemented: (What We Don’t Do)	See page
We strive to provide a balanced pay opportunity for our executives, consisting of an appropriate mix of cash and equity, annual and longer-term incentives, and fixed and variable pay.	112-113
The Compensation Committee makes all final compensation decisions regarding our named executive officers, with input from our CEO with regard to compensation for our named executive officers other than himself.	110-111	We do not have high pay opportunities relative to our peers. The Compensation Committee uses market information to test the reasonableness of its pay decisions, but does not target any element of pay at a particular level or quartile within the market data.	111
Our annual bonus plan is performance-based and has appropriate caps on bonus payouts.	113-116	We have no history or intention of changing performance metrics mid-cycle.
We encourage alignment of our executive officers’ interests with those of our shareholders through the award of long-term equity grants, which have both a service-based and a performance-based vesting component.	116
Our named executive officers participate in the same welfare benefit programs at the same cost as other salaried employees. We provide only modest perquisites that have a sound benefit to our business.	117
We have permanently frozen benefit accruals under our tax-qualified pension plan and nonqualified supplemental executive retirement plan.	117	We do not include the value of equity awards or other long-term incentive pay in pension calculations.	127-128
Our CEO is the only employee who has an employment agreement.
All of our other named executive officers currently have change in control agreements. These provide “double trigger” severance benefits in the event of involuntary termination following a change in control, in exchange for non-compete and non-solicitation agreements.
	117-118,124,129-130
Mr. Smith voluntarily eliminated a “modified single trigger” that would have entitled him to resign following a change in control without “good reason” and receive severance benefits. His agreement now provides severance only in the event of his involuntary termination without cause or for good reason.
			129-130
		We do not provide tax gross-up protection for change in control excise taxes.	117
Our current incentive plan provides “double-trigger” vesting for equity awards in the context of a change in control in which the award is assumed by the acquiring company.	118
The change in control definition contained in our equity incentive plans and change in control agreements is not a “liberal” definition that would be activated on mere shareholder approval of a transaction.

Our equity incentive plans expressly prohibit repricing of options or SARs (directly or indirectly) without prior shareholder approval.		We have never repriced underwater options or SARs.
We maintain share ownership and retention guidelines for our most senior executive officers.	119
Our insider trading policy prohibits any employee or director from engaging in hedging activities involving Company stock.
We have designed our compensation program to avoid and mitigate undue risk, including utilizing caps on potential payments, clawback provisions, balanced time-horizons on incentive compensation, and annual risk assessments.	118	Upon assessment in 2014, the Compensation Committee concluded that our compensation programs are not reasonably likely to have a material adverse effect on the Company.	120

Index
Consideration of Last Year’s Advisory Shareholder Vote on Executive Compensation

At the annual meeting of shareholders on May 6, 2014, shareholders were invited to cast an advisory vote on the compensation of our named executive officers, as discussed and disclosed in the 2014 Proxy Statement.  We refer to this advisory proposal as the “say-on-pay” proposal.  The 2014 say-on-pay proposal received approval by over 94% of the votes cast.

In 2012, we reached out to ten of our largest class A shareholders in an effort to understand any concerns or suggestions they may have so that we may give them careful consideration, with a view to providing a pay program that will strengthen and support the Company for the best long-term interests of our shareholders.  None of such class A shareholders indicated any concerns with our executive compensation program.

The Compensation Committee appreciates and values the views of all our shareholders.  In considering the results of the 2014 say-on-pay vote, the Committee noted the approval by over 94% of the votes cast and the absence of any concerns received from our direct outreach to class A shareholders.  Based on these considerations, the Committee decided to retain our general approach to executive compensation, with an emphasis on short and long-term incentive compensation that rewards our most senior executives when they successfully implement our business plan and, in turn, deliver value for our shareholders.

The Committee recognizes that executive pay practices and notions of sound governance principles continue to evolve.  Consequently, the Committee intends to continue paying close attention to the advice and counsel of its independent compensation advisors and invites our shareholders to communicate any concerns or opinions on executive pay directly to the Compensation Committee or the Board.  Please see Item 10 in this Annual Report on Form 10-K above for information about communicating with the Board.

At the Annual Meeting of Shareholders on May 4, 2011, our shareholders expressed a preference that advisory votes on executive compensation occur every year.  In accordance with the results of this vote, the Board determined to implement an advisory vote on executive compensation every year until the next required vote on the frequency of shareholder votes on executive compensation, which is scheduled to occur at our 2017 annual meeting.

Objectives of Our Compensation Program

To best meet the challenges of running a business of our diversity and scope, we have designed our executive compensation program, under the direction of the Compensation Committee, to attract and retain the highest quality executive officers, directly link pay to our performance, and build value for our shareholders. In order to do this effectively, our program must:

•	provide total compensation opportunities at levels that are competitive in our industries;
•	tie a significant portion of each executive’s compensation to his or her individual performance and contribution to achieving our business objectives; and
•	closely align the interests of our executives with the interests of our shareholders.

Role of the Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of our executive officers. Each of the three members of the Compensation Committee is independent as that term is defined in the listing standards of the NYSE and the director independence standards adopted by the Board. Their independence from management allows the Compensation Committee members to apply independent judgment when designing our compensation program and in making pay decisions.

To assist in evaluating our compensation practices, the Compensation Committee from time to time uses independent compensation consultants to provide advice and ongoing recommendations regarding executive compensation that are consistent with our business goals and pay philosophy. In 2013, the Compensation Committee engaged Towers Watson to provide competitive analysis of compensation levels for selected officers. Specifically, Towers Watson conducted a competitive market assessment of the total direct compensation elements for four positions covering six officers, including each of our named executive officers, with the exception of Mr. Graham, who did not occupy the role of Chief Financial Officer at the time of the market assessment, compared to Towers Watson’s 2013 Media Industry Executive Study, which was size-adjusted to reflect the revenue responsibility of the Company’s positions, as appropriate. For corporate positions, the data represents the Company’s corporate revenue ($400 million), while business unit positions were assumed to represent $235 million (television and radio) and $165 million (publishing). Where regression data was unavailable, a tabular sample of companies with revenues of less than $1 billion was used.

Index
Although comparisons varied by individual, in the aggregate Towers Watson found, based on its 2013 analysis, that both our target and actual total direct compensation (base salary, annual bonus and long-term incentives) for the positions reviewed was generally positioned at the lower end of the competitive market range, with our actual total direct compensation being generally more competitive than our target levels. This was primarily a result of above-target payouts under our 2012 annual bonus plan.

As a secondary point of reference, the Compensation Committee also reviewed compensation data gathered from the 2011 proxy statements of the following peer companies, which were selected based on their close alignment with the Company’s scope, complexity and industry position: Belo Corp., Entercom Communications Corp., LIN TV Corp., Nexstar Broadcasting Group, Inc. and The E. W. Scripps Company.

The Compensation Committee uses the market data discussed above to test the reasonableness of its compensation decisions, but does not target any element of our executive compensation package at a particular level or quartile within the market data.

Compensation Consultant Conflicts of Interest Analysis

In December 2013, the Compensation Committee considered the independence of Towers Watson in light of SEC rules and NYSE listing standards, including the following factors: (1) other services provided to us by Towers Watson; (2) fees paid by us as a percentage of Towers Watson’s total revenue; (3) policies or procedures maintained by Towers Watson that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and any member of the Compensation Committee; (5) any Company stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and Towers Watson or the individual consultants involved in the engagement. The Compensation Committee discussed these considerations and concluded that the work of Towers Watson did not raise any conflict of interest.

Elements of Our Compensation Program

The key elements of compensation for our named executive officers are base salary, annual cash incentive awards and long-term incentives, such as equity awards that vest over several years. These pay components are based on an annual performance review and our performance against pre-established financial targets. Retirement benefit accruals and perquisites or other fringe benefits make up only a minor portion of the total annual compensation opportunity. For certain of our executive officers, we provide a substantial portion of the total annual compensation opportunity in equity-based awards. Stock ownership is the simplest, most direct way to align our executive officers’ interests with those of our shareholders. The vesting and other design features of these awards, together with our stock ownership guidelines, encourage long-term stock ownership by our executive officers to further motivate them to create long-term shareholder value. We also provide change in control protection for our named executive officers, and severance protection for our Chairman and CEO as discussed later in this Compensation Discussion and Analysis.

When making compensation decisions, the Compensation Committee analyzes tally sheets prepared at least annually by our finance department for each of the named executive officers. Each of these tally sheets presents the dollar amount of each component of the named executive officer’s compensation, including current cash compensation (base salary and, if applicable, bonus), accumulated deferred compensation balances, outstanding equity awards, retirement benefits, perquisites and any other compensation. These tally sheets reflect the annual compensation for the named executive officers (both target and actual), as well as the potential payments under selected performance scenarios. Separate tally sheets show, for each named executive officer, the potential payments upon termination of employment and change in control scenarios.

With regard to the performance scenarios, the tally sheets demonstrate the amounts of compensation that would be payable under minimum, target and maximum payouts under our annual cash incentive compensation plan and performance-based equity awards. For the value of termination of employment and change in control payments, the amounts are determined under each of the potential termination or change in control scenarios that are contemplated in the named executive officers’ agreements and under our equity compensation plan. The overall purpose of these tally sheets is to bring together, in one place, all of the elements of actual and potential future compensation of our named executive officers, so that the Compensation Committee may analyze both the individual elements of compensation (including the compensation mix), as well as the aggregate total amount of actual and projected compensation.

In its review of tally sheets in 2014, the Compensation Committee determined that all of these elements in the aggregate provide a reasonable and competitive compensation opportunity for each executive and that each element contributes to our overall compensation objectives discussed above.

Index
Mix of Total Direct Compensation

Because executive officers are in a position to directly influence our overall performance, we deliver a significant portion of their compensation in the form of performance-dependent, short- and long-term incentive programs, including equity awards, the value of which is dependent on meeting specific financial goals and/or financial performance as reflected in our stock price. The level of performance-dependent pay varies for each executive based on level of responsibility and internal equity considerations. Only a small portion of our officers’ total compensation is paid in a form other than current cash or equity-based incentives. The bulk of such other compensation is provided through retirement plans, including our 401(k) plan and pension plan. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for our executives.

The Compensation Committee, with the assistance of management and outside consultants, designs, administers and assesses the effectiveness of each element of our compensation program against the market and our overall compensation philosophy as discussed earlier in this Compensation Discussion and Analysis. The table below describes each element and its link to our compensation objectives.

	Retain executive talent	Reward individual performance and contribution to achieving business goals	Reward long- term performance in alignment with shareholders’ interest
Base Salary	X
Annual Incentive Plan	X	X
SARs, Restricted Stock and Performance Units	X	X	X
Other Compensation and Benefit Programs	X

Allocation of Total Direct Compensation

Each year, the Compensation Committee conducts a review of the relative mix of our compensation components. Specifically, the Committee reviews the total direct compensation opportunity (i.e., the sum of salary, target annual and target long-term incentives) in the following categories:

•	fixed versus variable;
•	short-term versus long-term; and
•	cash versus equity-based.

We believe that a significant portion of our executives’ compensation should be at risk, and that risk should generally increase with the executive’s level of responsibility.  We also attempt to balance the short- and long-term focus of our named executive officers and to align their interests with our shareholders by providing a meaningful portion of their compensation in the form of equity.

In fiscal year 2014, the mix of targeted total direct compensation for the CEO and other named executive officers are shown below. Base salary and bonus are paid in cash, while 100% of the long-term incentive opportunity (restricted stock and performance units) is paid in stock. The table depicts the grant-date value of long-term incentive awards as reflected in the Summary Compensation Table.

Index

Analysis of 2014 Compensation Decisions

Base Salary

The Compensation Committee sets the base salary levels for our named executive officers based on a variety of factors, including market salary information, the executive’s experience, geographic factors, and internal equity considerations. These decisions are based on the value of the position to our business strategies as well as on the individual executive holding the position. The Committee reviews the base salaries of our executive officers every year and whenever an officer is promoted. For 2014, Mr. Smith proposed and the Committee agreed to again freeze the base salary for our CEO, representing the sixth consecutive year that his base salary was not increased. In 2014, each of Ms. Turner, Mr. Wexler and Ms. Brenner received a merit increase of 4%, 3% and 1%, respectively. Messrs. Fernandez and Mr. Graham each received a merit increase in base salary in connection with their performance and promotion to Chief Operating Officer and Chief Financial Officer, respectively, of 5% and 34%, respectively.

Annual Incentives

The purpose of the annual bonus plan is to reward participants for achieving pre-established one-year financial goals and a high level of individual performance that supports our annual business objectives. Providing a performance-based annual bonus opportunity helps officers and managers achieve their respective business plans for the year by keeping them focused on how their day-to-day decisions affect the achievement of short-term financial targets and provides incentives to maximize their personal contributions to our success. The annual bonus plan encourages and reinforces teamwork as well as individual contributions towards our stated business goals.

The Annual Management Incentive Plan is a subplan of the 2007 Omnibus Incentive Plan. Under this annual bonus plan, the threshold performance goal for each plan year is that we achieve positive consolidated net earnings from continuing operations for such year, as reflected in our consolidated statements of earnings and filed with our Annual Report on Form 10-K for such fiscal year (which we refer to as Threshold Earnings Performance). In any year in which the Threshold Earnings Performance is achieved, the plan establishes an individual award limit for each participant which will be that person’s award unless the Compensation Committee uses its discretion to pay a lesser amount, which it is expected to do. To guide it in exercising such discretion, the Compensation Committee establishes intermediate performance goals and their respective weightings, and intermediate incentive opportunity ranges, as it deems appropriate to encourage and reward particular areas of performance, whether at the corporate, business unit or individual level.

In February 2014, the Compensation Committee designated participants in the annual bonus plan for 2014, which included each of our named executive officers. For 2014, participants in the annual incentive plan were eligible to earn a cash bonus if a minimum financial performance goal was achieved, and a higher cash bonus if a target or maximum financial performance goal was achieved. The Compensation Committee also approved the potential bonus range for each named executive officer, based on the achievement of these financial goals (weighted at 80%) and individual performance (weighted at 20%).

Index
The threshold, target, maximum and actual annual cash bonuses for our named executive officers in 2014, expressed as a percentage of base salary, were as follows:

	Threshold* (% of base salary)	Target* (% of base salary)	Maximum* (% of base salary)	Actual (% of base salary)
Steven J. Smith	17.2%	41.8%	65%	58.4%
Jason R. Graham	13.4%	34.8%	45%	42.4%
Andre J. Fernandez	17.2%	41.8%	65%	58.4%
Elizabeth Brenner	17.9%	30.8%	45%	28.3%
Deborah F. Turner	17.9%	34.8%	45%	39.6%
Steve Wexler	17.9%	30.8%	45%	36.3%

* Threshold percentages shown above assume threshold performance under the financial performance component, and no payout under the individual performance component, of the plan. Target percentages assume target performance under the financial component and 75% payout under the individual performance component. Maximum percentages shown in the table assume full payout under both the financial and individual performance components.

Financial Performance. The financial component of the 2014 bonus opportunities for Messrs. Smith, Fernandez and Graham, whose duties were focused at the corporate level, was based on our diluted earnings per share from continuing operations. The Committee relies on this financial measure to align corporate executives’ actions with market expectations and encourage growth in shareholder value.

The financial component of the 2014 annual bonus opportunities for Mr. Wexler, Ms. Turner and Ms. Brenner took into account their divisional responsibilities and was based primarily on the operating earnings targets for our broadcast businesses, with respect to Mr. Wexler and Ms. Turner, and our publishing businesses, with respect to Ms. Brenner. We selected operating earnings as a performance metric because it translates easily to operating earnings margin, which is a key measure we use when we communicate to our investors, analysts and management teams. Ten percent (10%) of the total bonus opportunity for Ms. Brenner was based on company-wide diluted earnings per share from continuing operations and seventy percent (70%) was based on operating earnings targets for our publishing business. Eighty percent (80%) of Mr. Wexler’s total bonus opportunity was broken down based on the achievement of operating earnings targets for the broadcasting radio business (70%) and for broadcasting overall (10%). Eighty percent (80%) of Ms. Turner’s total bonus opportunity was further broken down based on the achievement of operating earnings targets for the broadcasting television business (50%), the primary broadcast market directly managed by her (20%) and for broadcasting overall (10%).

In setting the specific business unit financial performance targets for the annual bonus plan, the Committee considers the profit plans approved for our various business segments. Each of our businesses develops a detailed profit plan in advance of each fiscal year using a “bottom-up” approach. The proposed plan for each business is presented to and reviewed by our corporate senior management team, challenged and revised, and then presented to the Board for approval. To reflect the evolving business environment for the media industry, in which particular business segments are experiencing a declining revenue environment and, in the case of our television business, the every other year cycle for political, issue and Olympics revenue, the Committee designs our bonus plan to encourage performance that would help us minimize the declines, even in cases where target profit plan performance was not achieved.

Index
The following table shows the 2014 performance goals for each named executive officer, expressed as a percentage of his or her 2014 total bonus opportunity.

	Diluted EPS from Continuing Operations	Publishing Group Earnings	Broadcast Group Earnings	Primary Broadcast Market Earnings(1)	Broadcast Television Group Earnings	Broadcast Radio Group Earnings	Individual Performance
Smith	80%	—	—	—	—	—	20%
Fernandez	80%	—	—	—	—	—	20%
Graham	80%	—	—	—	—	—	20%
Brenner	10%	70%	—	—	—	—	20%
Wexler	—	—	10%	—	—	70%	20%
Turner	—	—	10%	20%	50%	—	20%
(1)	Nashville market for Ms. Turner.

The following table shows the threshold, target, maximum and actual performance levels for each financial component of the 2014 bonus opportunities for our named executive officers. These targets are used in the limited context of our executive compensation program and should not be understood to be statements of management’s expectations of our future results or other guidance. Investors should not apply these targets in any other context.

Financial Measure	Threshold	Target	Maximum*	Actual
Diluted EPS from Continuing Operations(1)	$0.71	$0.83	$0.98	$0.93
Broadcast Group Consolidated Operating Earnings(2)	$59,853,420	$69,597,000	$82,820,430	$74,593,247
Broadcast Group Wexler Radio Operating Earnings(3)	$12,379,400	$14,564,000	$17,476,800	$15,455,922
Broadcast Group Turner Television Operating Earnings(3)	$46,778,050	$55,033,000	$63,287,950	$59,137,325
Broadcast Group Turner Market Operating Earnings(3)	$20,017,830	$23,009,000	$26,460,350	$23,155,924
Publishing Group Operating Earnings(4)	$11,649,000	$14,561,000	$17,474,000	$12,881,641
*	Performance at or above the maximum level results in a maximum level payout with respect to the financial performance component.
(1)	Adjusted for workforce reduction charges, asset impairment charges, earnings/losses from businesses acquired or sold during the year, expenses to acquire or sell a business, expenses related to the proposed transactions with Scripps, and the impact of additional days in fiscal year 2014.
(2)	Includes a full allocation of company-wide and broadcast corporate expenses, adjusted for asset impairment charges, earnings/losses from businesses acquired or sold during the year, expenses incurred to acquire or sell such businesses, and the impact of additional days in fiscal year 2014.
(3)	Excludes any allocation of company-wide or broadcast corporate expenses, adjusted for asset impairment charges, earnings/losses from businesses acquired or sold during the year, expenses incurred to acquire or sell such businesses, and the impact of additional days in fiscal year 2014.
(4)	Includes a full allocation of corporate expenses and adjusted for workforce reduction charges and the impact of additional days in fiscal year 2014.

Individual Performance. As discussed above, the bonus opportunities for each of our named executive officers were based 20% on an assessment of individual performance. The individual performance measures are subjective and relate to each executive’s goals and objectives for the year. Our CEO’s performance was assessed by the Compensation Committee with input from the full Board. Our CEO recommended the assessment of each of our other named executive officers, which was then reviewed by the Compensation Committee.

Mr. Smith was awarded 100% of the individual component of his 2014 annual bonus opportunity by the Compensation Committee. Mr. Smith recommended, and the Compensation Committee approved, awards of 100% of the individual component of his 2014 annual bonus opportunity for Messrs. Fernandez and Graham, 96% for Ms. Brenner and Ms. Turner, and 95% for Mr. Wexler.

In making the award determination for Mr. Smith, the Committee noted Mr. Smith’s leadership of strategic value-building initiatives and the evaluation, negotiation and planning for the proposed transactions with Scripps.

Index
The awards for each of the other named executive officers was based on Mr. Smith’s subjective review of their performance over the course of 2014, with particular emphasis on their work related to the proposed transactions with Scripps.

Long-Term Incentives

Incentive compensation that rewards performance over more than a one-year period is an important element in our overall compensation program because it focuses our executives’ attention on the long-term prospects of our businesses, aligns their vision with those of our shareholders, and provides an appropriate balance to the more immediate focus on annual financial and non-financial goals that our annual bonus plan provides. Prior to 2009, we provided long-term incentive compensation opportunities to certain of our named executive officers in the form of stock-settled SARs subject to annual pro rata vesting over a 3-year period. The majority (approximately 80% in terms of aggregate grant-date value) of these stock-settled SARs have a fixed base value equal to the fair market value of our class A common stock on the grant date, and the remainder of such stock-settled SARs have an escalating base value that increases each year over the life of the award. Only two of our named executive officers - Mr. Smith and Ms. Brenner - hold outstanding SARs, the majority of which have remained out-of-the-money. SARs that are deeply out-of-the-money provide very weak, if any, incentive or retentive value.

Accordingly, due to the need to retain key talent through recent media industry and macro-economic challenges affecting our businesses, and the depressed value of our stock at such time, in 2009 the Compensation Committee began providing long-term incentive grants in the form of restricted stock awards subject to annual pro rata vesting over a 3-year period. Restricted stock tends to have strong retention value for employees and requires fewer shares to deliver comparable grant value as SARs. In 2012, the Committee added a performance-based vesting component to the long-term incentive program for our named executive officers, to balance and complement the service-based restricted stock awards. The performance unit awards granted in 2014, which comprised 50% of the 2014 equity grant for our named executive officers at the time, represent the right to earn shares of our class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over the 2014 to 2016 fiscal year performance period. Restricted stock awards subject to annual pro rata vesting over a 3-year period comprised the remaining 50% of the 2014 equity grant for our named executive officers at the time.  Mr. Graham, who was not then a named executive officer and was promoted to Chief Financial Officer in February 2014, received 100% of his long-term incentive grant in the form of restricted stock awards subject to annual pro-rata vesting over a 3-year period and a special one-time grant of resticted stock that is subject to annual pro-rata vesting over a 4-year period. More information regarding the long-term incentives granted to our named executive officers during 2014 can be found in the Grants of Plan-Based Award table and the Outstanding Equity Awards at 2014 Fiscal-Year End table.

Index
Retirement Benefits

Our named executive officers are, or have been, eligible to participate in the following retirement plans:
•	a tax-qualified 401(k) plan;
•	a tax-qualified pension plan (Messrs. Fernandez and Graham and Ms. Turner were not eligible for this plan);
•	a nonqualified supplemental benefit plan (Messrs. Fernandez and Graham and Ms. Turner were not eligible for this plan); and
•	a nonqualified deferred compensation plan.

Collectively, these plans were designed to facilitate retention and encourage our employees to accumulate assets for retirement. The 401(k) plan is a tax-qualified defined contribution benefit plan covering substantially all our employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes, subject to a maximum combined total contribution of 50% of eligible wages. Each participant receives Company matching contributions of $0.50 for each dollar contributed by the participant, up to 7% of eligible wages. The maximum match is 3.5% of eligible wages.

Effective January 1, 2011, benefit accruals in our qualified pension plan and our non-qualified supplemental benefit plan have been permanently frozen.

A description of the tax-qualified pension plan and both of the nonqualified plans, the benefits of our named executive officers under those plans, and the terms of their participation can be found in the Pension Benefits and Nonqualified Deferred Compensation tables and the discussion following those tables.

Other Benefits and Perquisites

Our named executive officers participate in various health, life, and disability programs that are generally made available to all employees. The only perquisite that we make available to certain of our named executive officers that we do not extend to all employees is membership in one or two social clubs of the executive’s choosing. While our executives are allowed personal use of such club memberships, they are encouraged to and do consistently use such membership for business entertainment purposes. The cost to us of these perquisites for each of our named executive officers is reflected in the “All Other Compensation” column of the Summary Compensation Table.

Termination and Change in Control Arrangements

Severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for Mr. Smith in his employment agreement and in change in control agreements with our other executive officers. Tax gross ups are not provided in any of our change in control agreements. Detailed information regarding these agreements and the benefits they provide is included in the paragraphs following the Summary Compensation Table and under “Potential Payments Upon Termination of Employment or Change in Control” below.

The Compensation Committee evaluates the level of severance benefits to each such officer on a case-by-case basis and, in general, considers these severance protections an important part of our executives’ compensation and consistent with competitive practices.

Many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our senior executive officers to remain employed with us during such a critically important but personally uncertain time, we provide severance benefits under the change in control agreements if the executive’s employment is terminated by us without cause or by the executive for “good reason” in connection with a change in control. A termination by the executive for “good reason” is designed to be conceptually the same as a termination by us without cause or, in effect, a “constructive termination.” In the context of a change in control, potential acquirors might otherwise have an incentive to induce an executive’s resignation through a material diminution in his or her position, authority, duties, responsibilities or compensation, to avoid paying severance. Therefore, the Committee believes it is appropriate to provide severance benefits in these circumstances as well as for direct termination without cause.

Index
The effect of a change in control on awards granted under our 2007 Omnibus Incentive Plan depends upon whether the award is assumed by the acquiring company. If awards are not assumed by the acquiring company, the awards will vest and payout upon the change in control, in whole or in part. For example, the 2007 Omnibus Plan provides that, unless otherwise provided by the Committee, if performance-based awards are not assumed by the acquiring company, they will vest and payout on a pro rata basis, based on target or actual performance (depending on whether the change in control occurs during the first or second half of the performance period, respectively). In the case of performance-based incentive awards, it may be difficult to translate the existing goals and performance metrics to the acquiring company’s environment, and the parties to the transaction may decide to vest and payout those incentive awards at the time of the transaction. On the other hand, if awards are assumed by the acquiring company and equitably converted in connection with the transaction (as is often the case with service-based equity awards), then the awards will vest and payout only if the participant’s employment is involuntarily or constructively terminated within two years after the change in control. We believe this structure is fair to employees whose jobs are in fact terminated in the transaction, without providing a windfall to those who continue to enjoy employment with the acquiring company following the change of control transaction. We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive team and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn the remainder of their incentive awards. All awards granted under our 2003 Equity Incentive Plan have already vested.

Scripps Transaction-Related Compensation

 For information regarding compensation that is or may become payable to our executive officers, including our named executive officers, in connection with the proposed transactions with Scripps, please see the Company’s joint proxy statement/prospectus filed with the SEC on February 6, 2015.

Management of Compensation-Related Risk

The Compensation Committee has designed our compensation programs to avoid excessive risk-taking. The following are some of the features that are designed to help us appropriately manage compensation-related business risk:

•	Diversification of incentive-related risk by employing a variety of performance measures, including financial and individual performance;
•	Fixed maximum award levels for performance-based awards;
•
An assortment of vehicles for delivering compensation, including cash- and equity-based incentives with different time horizons, to focus our executives on specific objectives that help us achieve our business plan and create an alignment with long-term shareholder interests;

•	A compensation recoupment policy, as described below;
•	Stock ownership and retention guidelines applicable to senior executive officers, as described below; and
•	Equity grant procedures, as described below.

Compensation Recoupment Policy. Pursuant to the Sarbanes-Oxley Act of 2002, if we are required, as a result of misconduct, to restate our financial results due to material noncompliance with financial reporting requirements under U.S. securities laws, we must recover from our CEO and CFO any bonus or other incentive-based or equity-based compensation paid to that executive officer (including profits realized from the sale of our securities) during the 12 months after the first issuance or filing of the noncompliant financial information. In addition, we voluntarily adopted a compensation recoupment policy effective January 1, 2011 that complies with the general parameters described in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). In the event that we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements under U.S. securities laws, we will seek to recover from any current or former executive officer incentive-based compensation (including equity compensation) received during the three-year period preceding the date on which the accounting restatement was required to be made. The amount to be recovered is the excess of the amount paid calculated by reference to the erroneous data, over the amount that would have been paid to the executive officer calculated using the corrected accounting statement data. This compensation recovery would be applied regardless of whether the executive officer engaged in misconduct or otherwise caused or contributed to the requirement for the restatement. When the SEC issues final regulations implementing the compensation recoupment provisions of the Dodd-Frank Act, we will amend our policy to conform with those regulations, as necessary.

A copy of our Compensation Recoupment Policy is available on our website at www.journalcommunications.com/investors.

Index
Stock Ownership and Retention Guidelines. Our four most senior executive officers are required to hold a meaningful amount of our stock throughout their tenures in their executive positions. This program assists in focusing executives on long-term success and shareholder value.

Title	Number of Shares	Approximate Multiple of Base Salary, based on year-end stock price
Chairman and CEO	175,000	2.66
President	75,000	1.74
CFO	75,000	2.76
Executive Vice President and COO Publishing	75,000	1.91

Equity awards granted to these officers may be used to satisfy their stock ownership requirements; however, stock options and SARs do not count toward ownership guidelines until after exercise. Those subject to stock ownership guidelines were expected to meet the guidelines by 2010 or, for new hires, within five years of their hire date. Once achieved, ownership of the guideline amount must be maintained for as long as the individual is subject to the ownership guidelines. As of December 31, 2014, each of our named executive officers who were subject to our stock ownership guidelines had met his or her ownership requirements, with the exception of Mr. Graham, who was recently promoted to the role of Chief Financial Officer.

Equity Grant Practices. The Board maintains an internal policy on administration and accounting for equity awards. This policy provides, among other things, that merit-based equity awards may be approved at any regularly scheduled meeting of the Compensation Committee. The equity grant policy provides that grants may be approved at any regularly scheduled meeting even if the Compensation Committee in fact is aware of material non-public information at that time. By adhering to this normal schedule for grants, the Compensation Committee would not be influenced by whether the non-public information it may have would likely result in an increase or decrease in our stock price. The equity grant policy also provides that any equity grants that are not merit-based awards (such as grants to newly hired or promoted employees or other off-cycle awards or discretionary grants) will be made on the later of (a) approval of such grant by the Compensation Committee or (b) the first business day of the month following the triggering event, unless the Compensation Committee specifies a different grant date, which is on or after the approval date. By regulating the timing of equity grants, the Committee intends to eliminate any perception that grant dates might be timed to take advantage of a favorable stock price. The equity grant policy provides that (i) dividend equivalents, if any, awarded with respect to any performance shares or performance-contingent restricted stock units will be accrued by the Company during the restricted period and paid to the holder thereof only if and when the related underlying awards vest and become non-forfeitable, and (ii) unless the Compensation Committee provides otherwise, any dividends paid with respect to time-based restricted stock awards will be accrued during the restricted period and paid to the holder only if and to the extent that the award vests.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to our named executive officers other than our CFO. However, compensation that qualifies for the performance-based compensation exemption from Section 162(m) is fully deductible by us, without regard to the limits of Section 162(m).

The 2007 Omnibus Incentive Plan allows the Compensation Committee to grant incentive awards that may qualify for the performance-based compensation exemption from Section 162(m). A number of requirements must be met for particular compensation to so qualify, however, so there can be no assurance that any compensation awarded will be fully deductible under all circumstances. Also, to maintain flexibility in compensating our executives, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes that such payments are appropriate. Service-based restricted stock awards are not eligible for the performance-based compensation exemption.

Accounting treatment of equity awards, though a consideration, does not have a material effect on our selection of forms of compensation. However, when approving the terms and conditions of equity awards, the Committee takes into consideration the effect on accounting cost associated with various design features, such as whether they are to be settled in stock or cash, the length of vesting periods and the overall term of the award.

Index
COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the above Compensation Discussion and Analysis. In reliance on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which will be filed with the Securities and Exchange Commission.

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

By the Compensation Committee:

Mary Ellen Stanek, Chairperson
David J. Drury
Owen J. Sullivan

Compensation Risk Assessment

The Compensation Committee has reviewed with management the design and operation of our incentive compensation arrangements, including the performance objectives and target levels used in connection with incentive awards, for the purpose of assuring that these arrangements do not provide our executives or employees with incentive to engage in business activities or other behavior that would impose unnecessary or excessive risk to the value of the Company or the investments of our shareholders. Specifically, based on discussions with management at its October 2014 meeting, the Board made an assessment of the Company’s primary business risks. The Compensation Committee considered these identified risks and the impact of the Company’s compensation programs on business risk. The Compensation Committee considered compensation programs that apply to employees at all levels, including, but not limited to, sales compensation programs and special incentives, on-air talent incentives tied to ratings, management short-term and long-term incentives, and the absence of incentives related to pension or other benefit plan investment performance. The Compensation Committee concluded that the Company’s compensation plans, programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on the Company.

Index
EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2014, December 29, 2013, and December 30, 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation E arnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Steven J. Smith Chairman and Chief Executive Officer (PEO)	2014	972,750(1)	414,994	438,867	974,781	22,114	2,823,506
	2013	752,000	414,995	405,244	-	22,018	1,594,257
	2012	752,000	414,778	488,800	459,116	21,435	2,136,129
Jason R. Graham Senior Vice President of Finance and Chief Financial Officer (PFO)(6)	2014	311,154	128,153	131,805	-	9,349	580,461
	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-
Andre J. Fernandez President and Chief Operating Officer	2014	493,269	215,007	287,872	-	15,956	1,012,104
	2013	468,269	329,603	207,500	-	138,255	1,143,627
	2012	436,538	179,998	246,263	-	16,614	879,413
Elizabeth Brenner Executive Vice President; Chief Operating Officer of Publishing Group	2014	448,100	156,994	126,588	57,817	8,750	798,249
	2013	442,389	154,996	126,909	-	13,687	737,982
	2012	437,100	155,402	103,633	26,716	12,325	735,176
Deborah F. Turner Vice President; Executive Vice President, Television of Journal Broadcast Group(5)	2014	402,692	60,741	154,432	-	8,750	626,615
	2013	387,308	56,995	137,162	-	8,750	590,215
	2012	-	-	-	-	-	-
Steven Wexler Vice President; Executive Vice President, Radio of Journal Broadcast Group	2014	398,462	60,002	141,713	137,335	9,350	746,862
	2013	386,769	56,995	117,598	-	9,350	570,712
	2012	370,462	52,546	154,880	81,779	8,700	668,367

(1)	Includes $220,750 paid for unused accrued vacation time.

Index
(2)	Reflects the aggregate grant date fair value of stock awards granted to the named executive officers in the reported year, determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation. For 2014, the awards for which the grant date fair value is shown in this table are described in the Grants of Plan-Based Awards table. The grant date fair value of the restricted stock awards granted in 2014, 2013 and 2012 was determined by reference to the closing price of the shares on the grant date. The grant date fair value of the performance unit awards granted in 2014, 2013 and 2012 was computed by multiplying (i) the target number of units awarded to each named executive officer, which was the assumed probable outcome as of the grant date, by (ii) the closing price of the underlying shares on the grant date. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these performance unit awards would have been as follows:

	2014	2013	2012
Smith	$414,994	$414,995	$311,084
Graham	-	-	-
Fernandez	215,007	203,003	134,999
Brenner	156,994	154,996	116,552
Turner	60,741	56,995	-
Wexler	60,002	56,995	39,410

(3)	Reflects the change for the reported year in actuarial present value of each named executive officer’s benefit under our defined benefit pension plan and supplemental executive retirement plan. In 2014, Messrs. Smith and Wexler's and Ms. Brenner's benefit under these plans increased due primarily to a decrease in discount rates used in calculating the pension benefit and a change in the mortality assumption to reflect additional improvement in expected mortality. In 2013, Messrs. Smith and Wexler's and Ms. Brenner's benefit under these plans decreased by the following amounts: $176,316 for Mr. Smith, $15,992 for Ms. Brenner and $59,945 for Mr. Wexler. The decrease in value in 2013 was attributable to an increase in the discount rate (to 4.75% from 3.95%). Messrs. Graham and Fernandez and Ms. Turner do not participate in our defined benefit pension plan and supplemental executive retirement plan.

(4)	Amounts included in this column for 2014 consisted of a de minimis cell phone stipend and the amounts set forth in the following table:

	Club membership(i)	401(k) match	Total
Smith	$12,764	$8,750	$22,114
Graham	-	8,750	8,750
Fernandez	6,606	8,750	15,956
Brenner	-	8,750	8,750
Turner	-	8,750	8,750
Wexler	-	8,750	8,750

(i)	Reflects the aggregate cost to the Company of providing the benefit.

(5)	Ms. Turner was not a named executive officer in 2012.

(6)	Mr. Graham was not a named executive officer in 2013 or 2012.

Index
Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2014, to our named executive officers.

2014 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards:	Grant Date Fair Value of Stock
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#)	and Option Awards(5)
Smith		129,344	289,520	488,800
	3/6/2014				10,956	21,911	43,822		207,497
	3/6/2014							21,911(3)	207,497
Graham		41,570	101,125	140,019
	3/6/2014							8,580(3)	81,253
	3/10/2014							5,000(4)	46,900
Fernandez		84,842	189,909	320,625
	3/6/2014				5,676	11,352	22,704		107,503
	3/6/2014							11,352(3)	107,503
Brenner		59,866	127,709	201,645
	3/6/2014				4,145	8,289	16,578		78,497
	3/6/2014							8,289(3)	78,497
Turner		52,104	126,750	175,500
	3/6/2014				1,604	3,207	6,414		30,370
	3/6/2014							3,207(3)	30,370
Wexler		52,104	111,150	175,500
	3/6/2014				1,584	3,168	6,336		30,001
	3/6/2014							3,168(3)	30,001

(1)	Represents potential payout opportunities for performance in 2014 under the Annual Management Incentive Plan, based on intermediate performance goals established by the Compensation Committee to guide its exercise of discretion to pay less than the maximum individual award limits under the annual incentive plan. Threshold amounts shown in the table assume threshold performance under the financial component and no payout under the individual performance component of the Annual Management Incentive Plan. Target amounts shown in the table assume target performance under the financial component and 50% payout under the individual performance component of such plan. Maximum amounts shown in the table assume full payout under both the financial and individual performance components.

(2)	Represents potential payout opportunities under the performance unit awards granted under the 2007 Omnibus Incentive Plan. These awards represent the right to earn shares of our class B common stock based on continued employment and the achievement of specified targets for adjusted cumulative EBITDA over the 2014 to 2016 fiscal year performance period. Threshold amounts in the table assume achievement of 85% of the EBITDA target, resulting in a payout of 50% of the target award, target amounts in the table assume achievement of 100% of the EBITDA target, resulting in a payout of 100% of the target award, and maximum amounts in the table assume achievement of 120% or more of the EBITDA target, resulting in a payout of 200% of the target award, with straight-line interpolation between such points. The awards will be forfeited if adjusted cumulative EBITDA over the performance period is less than 85% of target.

(3)	Represents restricted shares of class B stock granted under the 2007 Omnibus Incentive Plan, which vest 33%, 33% and 34%, respectively, on the first three anniversaries of the grant date provided the officer remains employed as of each vesting date.

(4)	Represents restricted shares of class B stock granted under the 2007 Omnibus Incentive Plan, which vest 25% on the first four anniversaries of the grant date provided Mr. Graham remains employed as of each vesting date.

(5)	Represents the aggregate grant date fair value of each stock award, determined pursuant to ASC Topic 718.

Index
Summary of Material Terms of Compensation Paid in 2014

Annual Bonus Plan. The Compensation Discussion and Analysis section of this Annual Report on Form 10-K describes our Annual Management Incentive Plan under which our named executive officers were eligible to receive an annual cash bonus based on a combination of their individual performance and the achievement of certain financial goals. Eighty percent of the annual bonus opportunity for our named executive officers in 2014 was based on financial performance and 20% was based on an assessment of each executive’s individual performance.

Equity Awards. In 2014, we granted to each of our named executive officers at the time a combination of (i) performance-based restricted stock units (performance units), which represent the right to earn shares of our class B stock based on the achievement of specified targets for adjusted cumulative EBITDA over a three-year period, and (ii) time-based restricted shares of class B stock that vest in substantially equal annual installments over a three-year period provided the officer remains employed as of each vesting date. Mr. Graham, who was not then a named executive officer and was promoted to Chief Financial Officer in February 2014, received 100% of his long-term incentive grant in the form of restricted shares of class B stock that vest in substantially equal installments over a three-year period provided he remains employed as of each vesting date, and also received  a special one-time grant of time-based restricted shares of class B stock that vest in substantially equal annual installments over a four-year period provided he remains employed as of each vesting date. The class B stock is convertible into class A stock (subject to certain limitations specified in the Company’s Amended and Restated Articles of Incorporation) on a 1-for-1 basis at no cost.

Employment Agreement with Mr. Smith. We maintain an employment agreement with Mr. Smith, our Chairman and CEO, pursuant to which he is entitled to an annual base salary of not less than his current base salary, as increased from time to time, and he is entitled to participate in all short-term and long-term incentive compensation plans, and savings, retirement and welfare plans and programs offered by us to our senior executives. Mr. Smith’s annual and long-term incentive target opportunities are required to be equal to or higher than the target opportunities set for other senior executive officers. If a change in control occurs, for the following two years, Mr. Smith’s target annual bonus opportunity will be no less than it was for the last full fiscal year prior to the change in control. The term of Mr. Smith’s employment agreement will expire on April 10, 2016. However, if a change in control occurs within two years prior to the expiration of the term of the employment agreement, the term will be extended for a period of two years following the date of the change in control. More information about Mr. Smith’s employment agreement appears later in this Annual Report on Form 10-K, under the heading “Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014 with respect to our named executive officers.

Index
2014 Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)
Smith	118,000(2)	-	(2)	2/15/2018
	220,000(3)	-	13.31	2/16/2017
	75,000(4)	-	(4)	2/16/2017
					12,614(5)	144,178
					21,963(7)	251,037
					21,911(9)	250,443
							55,650(11)	636,080
							32,780(12)	374,675
							21,911(13)	250,443
Graham					8,580(9)	98,069
					5,000(10)	57,150
Fernandez					5,474(5)	62,568
					10,743(7)	122,792
					15,000(8)	171,450
					11,352(9)	129,753
							24,150(11)	276,035
							16,035(12)	183,280
							11,352(13)	129,753
Brenner	39,000(2)	-	(2)	2/15/2018
	65,000(3)	-	13.31	2/16/2017
	20,000(4)	-	(4)	2/16/2017
					4,726(5)	54,018
					8,203(7)	93,760
					8,289(9)	94,743
							20,850(11)	238,316
							12,243(12)	139,937
							8,289(13)	94,743
Turner					6,800(6)	77,724
					3,016(7)	34,473
					3,207(9)	36,656
							4,502(12)	51,458
							3,207(13)	36,656
Wexler					1,598(5)	18,265
					3,016(7)	34,473
					3,168(9)	36,210
							7,050(11)	80,582
							4,502(12)	51,458
							3,168(13)	36,210

Index
(1)	Reflects the value calculated by multiplying the number of shares or units by $11.43, which was the closing price of our class A common stock on December 31, 2014, the last trading day in our 2014 fiscal year.

(2)	Escalating-price SARs awarded to the named executive officer on February 15, 2008, under the 2007 Omnibus Incentive Plan. 33.3% of the SARs vested on February 15, 2009, 33.3% vested on February 15, 2010, and 33.4% vested on February 15, 2011. These SARs have an escalating base value which starts with the closing price of our class A common stock on the date of grant and increases by 6% per year for each year that the SARs remain outstanding, starting on the first anniversary of the grant date.

(3)	Fixed-price SARs awarded to the named executive officer on February 16, 2007, under the 2003 Equity Incentive Plan. 33.3% of the SARs vested on February 15, 2008, 33.3% vested on February 15, 2009, and 33.4% vested on February 15, 2010.

(4)	Escalating-price SARs awarded to the named executive officer on February 16, 2007, under the 2003 Equity Incentive Plan. 33.3% of the SARs vested on February 15, 2008, 33.3% vested on February 15, 2009, and 33.4% vested on February 15, 2010. These SARs have an escalating base value which starts with the closing price of our class A common stock on the date of grant and increases by 6% per year for each year that the SARs remain outstanding, starting on the first anniversary of the grant date.

(5)	Restricted class B stock awarded on March 19, 2012, under the 2007 Omnibus Incentive Plan. 33% of the shares vested on March 19, 2013, 33% of the shares vested on March 19, 2014, and 34% of the shares vest on March 19, 2015.

(6)	Restricted class B stock awarded on December 6, 2012, under the 2007 Omnibus Incentive Plan. 33% of the shares vested on December 6, 2013, 33% of the shares vested on December 6, 2014, and 34% of the shares vest on December 6, 2015.

(7)	Restricted class B stock awarded on March 11, 2013, under the 2007 Omnibus Incentive Plan. 33% of the shares vested on March 11, 2014, 33% of the shares vest on March 11, 2015, and 34% of the shares vest on March 11, 2016.

(8)	Restricted class B stock awarded on March 11, 2013, under the 2007 Omnibus Incentive Plan. 25% of the shares vested on March 11, 2014, 25% of the shares vest on March 11, 2015, 25% of the shares vest on March 11, 2016, and 25% of the shares vest on March 11, 2017.

(9)	Restricted class B stock awarded on March 6, 2014, under the 2007 Omnibus Incentive Plan. 33% of the shares vested on March 6, 2015, 33% of the shares vest on March 6, 2016, and 34% of the shares vest on March 6, 2017.

(10)	Restricted class B stock awarded on March 10, 2014, under the 2007 Omnibus Incentive Plan. 25% of the shares vested on March 10, 2015, 25% of the shares vest on March 10, 2016, 25% of the shares vest on March 10, 2017, and 25% of the shares vest on March 10, 2018.

(11)	Performance unit awards payable in class B stock awarded on March 19, 2012, under the 2007 Omnibus Incentive Plan. The number of performance units shown reflects estimated payout at the maximum level because, as of December 31, 2014, adjusted EBITDA for the 2012-2014 performance period was expected to exceed the target level. These awards do not vest until the end of the performance period, and the payout level will depend on the actual level of achievement of adjusted cumulative EBITDA for the full 2012-2014 fiscal year performance period. The grantee must remain employed to the end of the performance period in order to vest, except that the continued-service requirement will be waived for Mr. Smith in the event of his retirement. On March 6, 2015, the Compensation Committee certified achievement of adjusted EBITDA at the maximum level and the payout of performance units at the maximum level, as shown, which performance units will vest on March 13, 2015.

(12)	Performance unit awards payable in class B stock awarded on March 11, 2013, under the 2007 Omnibus Incentive Plan. The number of performance units shown reflects estimated payout at the target level. These awards do not vest until the end of the performance period, and the payout level will depend on the actual level of achievement of adjusted cumulative EBITDA for the full 2013-2015 fiscal year performance period. The grantee must remain employed to the end of the performance period in order to vest, except that the continued-service requirement will be waived for Mr. Smith in the event of his retirement.

(13)	Performance unit awards payable in class B stock awarded on March 6, 2014, under the 2007 Omnibus Incentive Plan. The number of performance units shown reflects estimated payout at the target level. These awards do not vest until the end of the performance period, and the payout level will depend on the actual level of achievement of adjusted cumulative EBITDA for the full 2013-2015 fiscal year performance period. The grantee must remain employed to the end of the performance period in order to vest, except that the continued-service requirement will be waived for Mr. Smith in the event of his retirement.

Index
Option Exercises and Stock Vested

The following table summarizes amounts received in fiscal year 2014 upon the vesting of restricted stock for our named executive officers. Our named executive officers did not exercise any option awards in 2014.

2014 Option Exercises and Stock Vested

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
Smith	56,460	503,163
Graham	3,483	29,946
Fernandez	27,295	244,918
Brenner	20,317	181,094
Turner	8,086	82,689
Wexler	8,047	71,710

(1)	Represents the number of shares of restricted stock that vested in 2014 and the aggregate value of such shares of common stock based upon the fair market value of our common stock on the vesting date.

Pension Benefits

The following table sets forth certain information with respect to the potential benefits to our named executive officers under our qualified pension and supplemental executive retirement plans as of December 31, 2014.

2014 Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Smith	Employees’ Pension Plan	32	962,246	-
	Supplemental Benefit Plan	32	3,988,969	-
Graham	Employees’ Pension Plan	-	-	-
	Supplemental Benefit Plan	-	-	-
Fernandez	Employees’ Pension Plan	-	-	-
	Supplemental Benefit Plan	-	-	-
Brenner	Employees’ Pension Plan	3.5	93,767	-
	Supplemental Benefit Plan	3.5	145,144	-
Turner	Employees’ Pension Plan	-	-	-
	Supplemental Benefit Plan	-	-	-
Wexler	Employees’ Pension Plan	19	332,672	-
	Supplemental Benefit Plan	19	234,195	-

(1)	The actuarial present value of the accumulated plan benefits was calculated using the accrued benefit valuation method and the following assumptions: a discount rate of 4.00%; normal retirement age based on the Social Security Normal Retirement Age, which varies based on the participant’s year of birth; and a post-retirement mortality rate derived from the 2014 Static Mortality Table for Annuitants (with no mortality assumed pre-retirement).

Employees’ Pension Plan

The Employees’ Pension Plan (which we refer to as the Pension Plan) is a defined benefit pension plan that provides benefits for our employees, as well as employees of certain of our subsidiaries who meet minimum age and service eligibility requirements. Effective as of January 1, 2011, benefit accruals under the Pension Plan were permanently frozen. The Pension Plan is completely funded by us. Our contributions were accrued based on amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974.

Subject to certain limitations, the monthly retirement benefit under the Pension Plan, assuming attainment of the retirement age specified by the plan and payments in the form of a life annuity, is determined in accordance with a formula that takes into account the following factors: final average compensation for the last five years of employment prior to the freezing of the Pension Plan, number of years of benefit service, and an actuarially determined Social Security offset.

Index
Mr. Graham, Mr. Fernandez and Ms. Turner did not participate in the Pension Plan because they were hired after May 1, 2006. The retirement benefit for Ms. Brenner and Mr. Wexler under the Pension Plan is a monthly pension equal to 1/12th of the amount determined as follows, subject to the freezing of accruals as of January 1, 2011:

•	0.65% of final average compensation times years of service (up to 35 years); plus
•	0.40% of final average compensation times years of service from 35 to 40 years; plus
•	0.65% of final average compensation in excess of “Covered Compensation” times years of service (up to 35 years).

For purposes of this formula, “compensation” in a given year means the participant’s gross annual compensation, excluding long-term incentive compensation that may be paid in cash or stock. “Covered Compensation” means average Social Security wage base during the 35-year period ending with the year in which the participant reaches the Social Security normal retirement age.

Mr. Smith was a participant in the Pension Plan prior to December 31, 1998, when a different formula was in effect. His Pension Plan benefit consists of the benefit account accrued as of December 31, 1998 under the prior plan formula plus the benefits determined under the above formula for service between December 31, 1998 and December 31, 2010.

Our employees hired on or before May 1, 2006 automatically became participants in the Pension Plan on their entry date, which was the January 1, or July 1 after reaching age 21 and completing one year of eligible service with 1,000 hours. Pension Plan benefits will begin when a participant reaches normal retirement age for Social Security purposes. Benefits can begin as early as age 60, but the benefit will be lower than at normal retirement age. No named executive officer currently receives payments under the Pension Plan.

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan (which we refer to as the SERP) is an unfunded, nonqualified defined benefit retirement plan. Under the SERP, certain executives are eligible to receive a retirement benefit based on the benefit they would receive under the Pension Plan or our 401(k) plan. Benefits payable under the SERP are calculated without regard to the limitations imposed by the Code on the amount of compensation that may be taken into account under the Pension Plan or 401(k) plan. The purpose of the SERP is to supplement the benefits payable under the Pension Plan or 401(k) plan.

The Compensation Committee determined participants in the SERP, except for those individuals grandfathered as participants in the SERP as of December 31, 2006. Eligible employees included those executives whose benefits under the Pension Plan or 401(k) plan were affected by Code limitations. Effective January 1, 2011, benefit accruals under the SERP were permanently frozen.

Amount of Supplemental Benefit. Executives who participated in the Pension Plan will receive a supplemental benefit equal to the excess, if any, of (i) the monthly benefit payable to the executive under the Pension Plan, computed without regard to the Code limitations, but taking into account for purposes of compensation under the Pension Plan only base pay plus annual incentive compensation (including any deferred amounts of base pay and annual incentive compensation), over (ii) the amount of monthly benefit actually payable to the executive under the Pension Plan as limited by the Code.

Effective January 1, 2011, annual employer contributions are no longer a component of the 401(k) plan. This prior annual employer contribution is part of the executive’s 401(k) plan balance. At the time the annual employer contribution to the 401(k) plan was made on behalf of the executive for such year, an amount was credited to the executive’s SERP account equal to the difference between: (i) the annual employer contribution that would be made to the 401(k) plan computed without regard to Code limitations, but taking into account for purposes of compensation under the 401(k) plan only base pay (including any deferred amounts of base pay); and (ii) the amount of the annual employer contribution actually made on behalf of the executive under the 401(k) plan as limited by the Code. Earnings will be credited to the account of each executive, from time to time, at the rate determined by the Compensation Committee.

Benefits which become payable to an executive under the SERP will be payable upon the later of the executive’s attainment of age 60 or his or her termination of employment.

For purposes of calculating the SERP benefit, a participant’s “compensation” excluded long-term incentive compensation that may be paid in cash or stock. For example, the SERP benefit would not be affected by a participant’s equity awards that vest over a period longer than one year, but the pension benefit under the SERP would be affected by any annual bonus payable in cash or stock.

Index
Nonqualified Deferred Compensation

The following table sets forth certain information with respect to contributions to and withdrawals from our Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) by our named executive officers during the fiscal year ended December 31, 2014. Mr. Smith, Mr. Graham, Ms. Brenner, Ms. Turner, and Mr. Wexler have elected not to participate in our Non-Qualified Deferred Compensation Plan and do not have an outstanding balance in such plan.

2014 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year- End(3)
Smith	-	-	-	-	-
Graham	-	-	-	-	-
Fernandez	207,500	-	17,099	-	1,012,443
Brenner	-	-	-	-	-
Turner	-	-	-	-	-
Wexler	-	-	-	-	-

(1)	Contributions represent deferral of bonus payments under the Annual Management Incentive Plan during 2014, which amounts are included in the Summary Compensation table in the “Non-Equity Incentive Plan Compensation” column for 2013.

(2)	Aggregate earnings are not includable in the Summary Compensation Table disclosure above because such earnings were not preferential or above-market.

(3)	Includes the amounts of employee contributions representing compensation earned and deferred in prior years that was reported in the Summary Compensation Table for the year in which earned or would have been so reported if the officer had been a named executive officer in such year.

Our Deferred Compensation Plan allows participants to defer a portion or all of their base salary and a portion or all of their payment from the annual bonus plan. There is no limitation on the amount participants may choose to defer. The participant’s deferrals receive an annual return based on the prime interest rate minus 1.5%.

Upon a participant’s termination of employment, he or she may elect to receive his or her distribution in a lump sum or annual installments over a period of ten years. If a participant’s death occurs prior to the payment of any amounts to him under the Deferred Compensation Plan, other than payments for unforeseeable emergencies, the participant will receive his or her distribution in five annual installments. If a participant’s death occurs after the payment of any amount to him under the Deferred Compensation Plan, other than payments for unforeseeable emergencies, his beneficiary will receive the distributions in the same form as paid to the participant prior to his death. In the event of an unforeseeable emergency (as defined) either before or after the commencement of payments under the Deferred Compensation Plan, a participant may request that all or any portion of his or her benefits be paid in one or more installments prior to the normal time for payment of such amounts.

Potential Payments Upon Termination of Employment or Change in Control

Employment Agreement with Mr. Smith. As mentioned in the Compensation Discussion and Analysis, we are party to an employment agreement with Mr. Smith, which provides benefits to him in the event of his termination of employment under certain conditions. The amount of the benefits varies depending on the reason for the termination, as explained below.

Termination for Cause; Resignation without Good Reason; Termination at End of Employment Period. If Mr. Smith is terminated for cause or resigns without good reason (as such terms are defined in the agreement), or if Mr. Smith’s employment is terminated at the end of the employment period, he will receive only the salary that is accrued through the date of termination. No special severance benefits would be payable.

Termination Due to Death or Disability. If Mr. Smith dies, or if we terminate his employment due to his disability, Mr. Smith (or his estate) will receive any salary accrued through the date of termination, plus a pro-rata portion of his target annual bonus earned through the date of termination.

Index
Termination without Cause; Resignation for Good Reason. If Mr. Smith’s employment is terminated by us without cause or if he resigns for good reason, then in addition to accrued salary, he will be entitled to a pro rata target annual bonus for the year of termination and a severance payment equal to three times his then-current annual salary and target annual bonus. In addition, all of the time-based restrictions on Mr. Smith’s outstanding equity awards will lapse as of the date of termination, any options or SARs will vest and remain exercisable through the end of their original terms, and any performance awards will be governed by the terms and conditions of the plan under which they were awarded. We will continue to provide him with group health coverage for a period of 36 months. The employment agreement provides that if any payments or benefits would be subject to the excise tax imposed under Section 4999 of the Code, then the payments will be limited to the maximum amount that could be paid without triggering the excise tax.

Restrictive Covenants. Mr. Smith’s employment agreement contains confidentiality, noncompetition and employee nonsolicitation covenants that apply during his employment with us and for 24 months after his termination of employment.

Benefits to Other Named Executive Officers in the Event of a Change in Control. We have change in control agreements with each of our named executive officers, other than Mr. Smith. Each agreement provides severance payments and benefits to the executive if his or her employment is terminated without cause or he or she resigns for good reason within two years after a change in control, in the case of Mr. Fernandez and Ms. Brenner, or within one year after a change in control, in the case of Messrs. Graham and Wexler and Ms. Turner (as such terms are defined in the agreements).

Termination for Cause; Resignation without Good Reason; Termination at End of Employment Period. If the executive is terminated for cause or resigns without good reason within two years after a change in control, or if the executive’s employment is terminated at the end of the employment period following a change in control, he or she will receive only the salary that is accrued through the date of termination. No special severance benefits would be payable.

Termination Due to Death or Disability. If the executive’s employment terminates due to death or disability within two years after a change in control, in the case of Mr. Fernandez and Ms. Brenner, or within one year after a change in control, in the case of Messrs. Graham and Wexler and Ms. Turner, he or she will receive any salary accrued through the date of termination, plus a pro-rata portion of the executive’s target annual bonus earned through the date of termination.

Termination without Cause; Resignation for Good Reason. If the executive’s employment is terminated by us without cause or if the executive resigns for good reason within two years after a change in control, in the case of Mr. Fernandez and Ms. Brenner, or within one year after a change in control, in the case of Messrs. Graham and Wexler and Ms. Turner, then in addition to accrued salary, he or she will be entitled to a pro rata target annual bonus for the year of termination and a severance payment equal to two times the executive’s then-current annual salary and target annual bonus, in the case of Mr. Fernandez and Ms. Brenner, or one times the executive’s then-current annual salary and target annual bonus, in the case of Messrs. Graham and Wexler and Ms. Turner. In addition, all of the time-based restrictions on the executive’s outstanding equity awards will lapse as of the date of termination, any options or SARs will vest and remain exercisable through the end of their original terms, and any performance awards will be governed by the terms and conditions of the plan under which they were awarded. We will continue to provide the executive with group health coverage for 24 months after his or her termination, in the case of Mr. Fernandez and Ms. Brenner, or 12 months after his or her termination, in the case of Messrs. Graham and Wexler and Ms. Turner, except that our obligation to provide health coverage will end if the executive becomes employed by another employer that provides him or her with group health benefits.

The agreements provide that if any payments or benefits would be subject to the excise tax imposed under Section 4999 of the Code, then the payments will be limited to the maximum amount that could be paid without triggering the excise tax.

Restrictive Covenants. Each of the agreements contains confidentiality and employee nonsolicitation covenants that apply during the executive’s employment with us and for 24 months after his or her termination of employment, in the case of Mr. Fernandez and Ms. Brenner, or 12 months after his or her termination of employment, in the case of Messrs. Graham and Wexler and Ms. Turner. The agreements also contain a noncompetition covenant that applies for 24 months, in the case of Mr. Fernandez and Ms. Brenner, or 12 months after his or her termination of employment, in the case of Messrs. Graham and Wexler and Ms. Turner, after the executive terminates employment, unless he or she timely waives the severance benefits provided by the change in control agreement, in which case the noncompetition covenant will not apply.

Summary of Potential Termination Payments and Benefits. The following tables summarize the value of the termination payments and benefits that each of our named executive officers would receive if he or she had terminated employment on December 31, 2014 under the circumstances shown. The amounts shown in the tables do not include accrued but unpaid salary, earned annual bonus for 2014, or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, such as distributions of plan balances under our tax-qualified 401(k) plan, and death or disability benefits under our generally available welfare programs.

Index
Name	Termination for Cause or Resignation without Good Reason ($)	Termination without Cause or Resignation For Good Reason ($)	Retirement ($)	Death ($)	Long-Term Disability ($)	Termination without Cause or Resignation For Good Reason in connection with a Change in Control ($)
Smith
Cash Severance		3,158,400				3,158,400
Vested Account Balances (1)
Pension Plan	962,246	962,246	962,246	481,123	962,246	962,246
SERP	3,988,969	3,988,969	3,988,969	1,994,485	3,988,969	3,988,969
Benefits Continuation (2)		40,069				40,069
Retiree Medical (3)	14,844	14,844	14,844		14,844	14,844
Value of Unvested Equity Awards (4)	-	1,195,647	549,989	1,195,647	1,195,647	928,836
Total	4,966,059	9,360,175	5,516,048	3,671,255	6,161,706	9,093,364
Graham
Cash Severance						420,058
Benefits Continuation (2)						-
Value of Unvested Equity Awards (4)				155,219	155,219	155,219
Total				155,219	155,219	575,277
Fernandez
Cash Severance						1,381,154
Benefits Continuation (2)						34,885
Value of Unvested Equity Awards (4)		276,286	276,286	762,850	762,850	627,503
Total		276,286	276,286	762,850	762,850	2,043,542
Brenner
Cash Severance						1,165,060
Vested Account Balances (1)
Pension Plan	93,767	93,767	93,767	46,884	93,767	93,767
SERP	145,144	145,144	145,144	72,572	145,144	145,144
Benefits Continuation (2)						15,417
Value of Unvested Equity Awards (4)		206,620	206,620	449,142	449,142	348,687
Total	238,911	445,531	445,531	568,598	688,053	1,768,075
Turner
Cash Severance						543,634
Benefits Continuation (2)						6,096
Value of Unvested Equity Awards (4)		77,793	77,793	226,645	226,645	188,496
Total		77,793	77,793	226,645	226,645	738,226
Wexler
Cash Severance						518,001
Vested Account Balances (1)						17,442
Pension Plan	332,672	332,672	332,672	166,336	332,672	332,672
SERP	234,193	234,193	234,193	117,097	234,193	234,193
Benefits Continuation (2)
Value of Unvested Equity Awards (4)		77,347	77,347	166,295	166,295	128,443
Total	566,865	644,212	644,212	449,728	733,160	1,230,751
(1)	Represents amounts vested irrespective of termination of employment.

(2)	Represents Company-paid COBRA for medical and dental coverage based on COBRA 2015 rates for the remaining time period as follows: Mr. Smith, 36 months; Mr. Graham, 12 months; Mr. Fernandez, 24 months; Ms. Brenner, 24 months; Ms. Turner, 12 months; and Mr. Wexler, 12 months.

(3)	Represents actuarially calculated present value of retiree medical benefit until age 65. In calculating the present value of such benefit, we referred to the Pension Protection Act Static 2014 Mortality Table and assumed a discount rate of 4.00%.

Index
(4)	Represents the value of unvested equity awards that vest upon the designated event. Awards granted in or after 2008 under the 2007 Omnibus Incentive Plan do not vest automatically upon a change in control if the awards are assumed by the acquiring company, but do vest upon the executive’s termination of service with us due to death or disability or, in some cases, upon his or her retirement, termination without cause or resignation for good reason. Awards of class B restricted stock and the performance units are valued as of year-end 2014 based upon the closing price of our class A common stock on the NYSE on December 31, 2014, the last trading day in our 2014 fiscal year, of $11.43. All outstanding SARs were fully-vested as of December 31, 2014 and, therefore, the base value of any in-the-money SARs is not included in the table. With respect to the performance units, the amounts included assume (i) payout at the actual level of performance, measured as of the third quarter of 2014, for the performance units granted in March 2013 upon termination due to death, disability, retirement, termination without cause, or termination in connection with a change in control, (ii) payout at the target level for the performance units granted in March 2014 upon termination due to death, disability, retirement, termination without cause, or termination in connection with a change of control and (iii) in the case of termination without cause or retirement, that the Compensation Committee waived any required service condition. The performance units granted in March 2012 are not included because, as of December 31, 2014, the performance units were earned per their terms.

Potential Payments upon a Change in Control

The following table summarizes the value of payments with respect to unvested equity awards that each of our named executive officers would receive assuming that (i) a change in control occurred on December 31, 2014, (ii) the executive did not incur a termination of employment, and (iii) the acquiror did not assume the outstanding equity awards granted under the 2007 Omnibus Incentive Plan.

	Smith	Graham	Fernandez	Brenner	Turner	Wexler
Value of Unvested Equity Awards (1)	928,836	155,219	627,503	348,687	188,496	128,443

(1)	Each of our named executive officers would receive (i) with respect to outstanding shares of restricted class B stock: Mr. Smith, $645,658; Mr. Graham, $155,219; Mr. Fernandez, $486,564; Ms. Brenner, $242,522; Ms. Turner, $148,853; and Mr. Wexler, $88,948, and (ii) with respect to outstanding performance units: Mr. Smith, $283,178; Mr. Fernandez, $140,939; Ms. Brenner, $106,165; Ms. Turner, $39,643; and Mr. Wexler, $39,495. Awards of class B restricted stock and the performance units are valued as of year-end 2014 based upon the closing price of our class A common stock on the NYSE on December 31, 2014, the last trading day in our 2013 fiscal year, of $11.43. All outstanding SARs were fully-vested as of December 31, 2014 and, therefore, the value of any in-the-money SARs is not included in the table. All awards granted under our 2003 Equity Incentive Plan have already vested and therefore would not be affected by that plan’s single-trigger change in control provision.

Scripps Transaction-Related Compensation

For information regarding compensation that is or may become payable to our executive officers, including our named executive officers, in connection with the Scripps Transaction, please see the Company’s joint proxy statement/prospectus filed with the SEC on February 6, 2015.

DIRECTOR COMPENSATION

The following tables provide information regarding the compensation earned by our non-employee directors during 2014 and their equity holdings as of December 31, 2014.

2014 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Blythe	57,500	50,000	107,500
Drury	71,000	50,000	121,000
Newcomb	20,510	87,002	107,512
Stanek	63,500	50,000	113,500
Sullivan	53,000	50,000	103,000
Tully	69,500	50,000	119,500

(1)	Except for Mr. Newcomb, who elected to take some of his director compensation for 2014 in the form of stock awards, the amounts in this column reflect the sum of the basic annual retainer, committee retainer and meeting fees earned by each director as shown below:

Index
Director	Role	Basic Annual Retainer ($)	Committee Retainer ($)	Meeting Fee ($)
Blythe	Director	30,000	-	27,500
Drury	Lead Director, Chair, Nominating and Corporate Governance and Executive Committees	30,000	15,000	26,000
Newcomb	Director	30,000	-	27,512
Stanek	Chair, Compensation Committee	30,000	7,500	26,000
Sullivan	Director	30,000	-	23,000
Tully	Chair, Audit Committee	30,000	10,000	29,500

(2)	Reflects the grant date fair value of stock awards granted to our non-employee directors in 2014, which stock awards are described below. The fair value of these awards was determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation. The fair value of awards of unrestricted stock was determined by reference to the market price of the shares on the grant date.

The following table sets forth the shares of stock awarded to each director during 2014, and the aggregate grant date fair value for each award.

Director	Grant Date	All Stock Awards: Number of Shares of Stock (#)	Full Grant Date Fair Value of Award ($)
Blythe	5/6/2014	6,250	50,000
Drury	5/6/2014	6,250	50,000
Newcomb	2/11/2014	1,014	9,005
	5/6/2014	8,188	65,504
	7/8/2014	1,385	12,493
Stanek	5/6/2014	6,250	50,000
Sullivan	5/6/2014	6,250	50,000
Tully	5/6/2014	6,250	50,000

As of December 31, 2014, there were no restrictions on shares held by any of our non-employee directors.

Annual Retainer. Our non-employee directors receive a base annual retainer of $50,000.

Committee Retainers. Effective February 12, 2013, the Board approved an increase in the additional annual retainer paid to the Lead Director from $10,000 to $15,000 and in the additional annual retainer paid to the chairperson of the Audit Committee from $7,500 to $10,000.

Meeting Fees. In 2014, our non-employee directors received $1,500 for each Board or Board committee meeting attended, except for teleconference meetings for which he or she received a $1,000 fee.

Stock Awards. Prior to February 12, 2013, our non-employee directors received a fixed number of shares of unrestricted stock at each Annual Meeting of Shareholders. Effective February 12, 2013, the Board of Directors determined that, from and after the 2013 Annual Meeting of Shareholders, our non-employee directors would no longer receive a fixed number of shares of unrestricted stock, but rather would receive shares of unrestricted stock with an aggregate grant date fair value equal to $50,000. As a result, at our 2014 Annual Meeting of Shareholders, our non-employee directors received shares of unrestricted stock with an aggregate grant date fair value equal to $50,000.

Other. We reimburse directors for their reasonable travel expenses relating to attendance at Board or Board committee meetings.

Meeting Attendance. Board members are expected to attend all Board meetings and all annual and special meetings of our shareholders. All directors who were members of the Board at that time were present at our 2014 Annual Meeting of Shareholders.

Stock Ownership Policy. In 2005, we established stock ownership guidelines for our directors and certain executive officers as a way to better align the financial interests of our directors and executive officers with those of our shareholders. Directors are required to own 25,000 shares of stock. Attainment of this ownership level is reviewed regularly by the Compensation Committee. Directors were required to meet the guidelines by 2010 or, for new directors, within five years of his or her start date. As of December 31, 2014, all of our directors had achieved his or her stock ownership requirements, other than Mr. Blythe, who was appointed to the Board on February 19, 2013.

Index
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Management and Others

The following table describes the beneficial ownership of our class A shares and class B shares as of February 27, 2015 held by (i) each of our directors and nominees and those of our currently serving executive officers who are named in the Summary Compensation Table in Item 11 above under “Executive Compensation—Summary Compensation Table,” (ii) all of our current directors and executive officers as a group, and (iii) each person or entity that we know beneficially owns more than 5% of either class of our common stock. We believe that all of the people and entities listed below have sole voting and investment power over the listed shares, except as we have indicated otherwise in the footnotes.

Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock(1)
Name of Beneficial Owners	Shares %		Shares %
Directors and Executive Officers
Steven J. Smith	100	*	1,206,289	(2)	21.9%
Jason R. Graham	--	--	22,325		*
Andre J. Fernandez	2,500	*	301,008		5.5%
Elizabeth Brenner	1,767	*	336,178	(3)	6.1%
Deborah F. Turner	--	--	28,345		*
Steven Wexler	--	--	71,022		1.3%
Dean H. Blythe	--	--	15,873		*
David J. Drury	9,000	*	66,258		1.2%
Jonathan Newcomb	--	--	105,774		1.9%
Mary Ellen Stanek	7,000	*	66,258		1.2%
Owen J. Sullivan	--	--	57,799		1.0%
Jeanette Tully	--	--	36,758		*
All directors and executive officers as a group (17 persons)	20,367	*	2,540,366		46.1%

Other Holders
Gamco Asset Management Inc.(4)	8,608,096	19.0%	--		--
MSDC Management, L.P.(5)	2,521,301	5.6%	--		--
BlackRock, Inc.(6)	2,676,023	5.9%	--		--
Judith Abert Meissner Marital Trust(7)	--	--	466,915		8.2%
Dimensional Fund Advisors LP(8)	3,254,640	7.2%	--		--
Contrarius Investment Management Limited(9)	2,376,207	5.2%	--		--

*	Denotes less than 1%
(1)	Each class B share is convertible at any time into one class A share.
(2)	Includes 413,000 shares of class B common stock that may be purchased upon the exercise of vested stock appreciation rights. These stock appreciation rights are stock-settled and, based on our stock price of $11.88 on February 27, 2015, Mr. Smith would be entitled to exercise 118,000 stock appreciate rights, resulting in the acquisition of 11,423 shares of Journal class B shares.
(3)	Includes 124,000 shares of class B common stock that may be purchased upon the exercise of vested stock appreciation rights. These stock appreciation rights are stock-settled and, based on our stock price of $11.88 on February 27, 2015, Ms. Brenner would be entitled to exercise 39,000 stock appreciate rights, resulting in the acquisition of 3,775 shares of Journal class B shares.
(4)	The number of shares owned set forth in the table is as of or about February 18, 2015, as reported by Gamco Asset Management, Inc. et al (“Gamco”) in its Schedule 13D/A filed with the Securities and Exchange Commission on February 18, 2015. The address for this shareholder is One Corporate Center, Rye, NY 10580. Gamco has sole voting power with respect to 8,139,596 of these shares and sole dispositive power with respect to all of these shares.
(5)	The number of shares owned set forth in the table is as of or about December 31, 2014, as reported by MSDC Management, L.P. et al (“MSDC”) in its Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2014. The address for this shareholder is 645 Fifth Avenue, 21st Floor, New York, NY 10022. MSDC has shared voting and dispositive power with respect to all of these shares.
(6)	The number of shares owned set forth in the table is as of or about December 31, 2014, as reported by BlackRock, Inc. (“BlackRock”) in its Schedule 13G/A filed with the Securities and Exchange Commission on January 30, 2015. The address for this shareholder is 40 East 52nd Street, New York, NY 10022. BlackRock has sole voting power with respect to 2,577,598 and sole dispositive power with respect to all of these shares.
(7)	The address for this shareholder is c/o von Briesen & Roper, S.C., 411 E. Wisconsin Avenue, Suite 700, Milwaukee, WI 53202. In addition to the shares reported, David G. Meissner, the trustee and a beneficiary of the Judith Abert Meissner Marital Trust, also owns 102,478 class B shares in his individual capacity, representing 1.8% of the issued and outstanding class B shares as of February 27, 2015.

Index
(8)	The number of shares owned set forth in the table is as of or about December 31, 2014, as reported by Dimensional Fund Advisors LP (“Dimensional”) in its Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2015. The address for this shareholder is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX, 78746. Dimensional has sole dispositive power with respect to all of these shares and sole voting power with respect to 3,118,041 of these shares.
(9)	The number of shares owned set forth in the table is as of or about December 31, 2014, as reported by Contrarius Investment Management Limited (“Contrarius”) in its Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2015. The address for this shareholder is 2 Bond Street, St. Helier, Jersey JE2 3NP, Channel Islands. Contrarius has shared voting and dispositive power with respect to all of these shares.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (2003 Plan)	525,578	(1)	$15.01	N/A	(1)
Equity compensation plans approved by security holders (2007 Plan)	179,000	(2)	$10.73	4,185,672	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	704,578		$13.92	4,185,672

(1)	Represents options to purchase shares of class B common stock and SARs to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2003 Plan. No further awards will be granted under our 2003 Plan.

(2)	Represents SARs to receive amounts equal to the excess of fair value of shares of class B common stock over the base value of each SAR under our 2007 Plan.

(3)	Represents 2,056,517 shares available for issuance under our 2007 Plan, all of which may be issued in the form of nonstatutory or incentive stock options, SARs, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents and other stock-based awards. Also includes 2,129,155 shares available for issuance under our Employee Stock Purchase Plan. Our employee stock purchase plan has been suspended as of July 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

The Board has adopted standards to assist it in making determinations regarding whether our directors are independent as that term is defined in the listing standards of the NYSE. The current version of our standards is available on our website at www.journalcommunications.com/investors. Based on these standards, the Board determined that Messrs. Blythe, Drury, Newcomb and Sullivan, and Ms. Stanek and Ms. Tully are independent as that term is defined in the listing standards of the NYSE and the director independence standards adopted by the Board.

Index
Policies and Procedures Governing Related Person Transactions

The Board adopted in February 2007 written policies and procedures regarding transactions with related persons. For purposes of the policy:

•	a “related person” means any of our directors, executive officers, nominees for director, five percent or greater shareholder or any of their immediate family members; and

•	a “related person transaction” generally means a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each executive officer, director or nominee for director is required to disclose to the Nominating and Corporate Governance Committee certain information relating to related person transactions for review and approval or ratification by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee must disclose any material related person transactions to the full Board.

Disclosure to the Nominating and Corporate Governance Committee is required to be made before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the transaction or of a material change to such a transaction. Under the policy, the Nominating and Corporate Governance Committee’s decision to approve or ratify a related person transaction is to be based on the Nominating and Corporate Governance Committee’s determination that consummation of the transaction is in, or was not contrary to, our best interests. There were no related persons transactions during the fiscal year ended December 31, 2014.

Agreement with Grant Family Shareholders

In connection with our initial public offering in May 2003, we entered into a shareholders agreement with our predecessor company, Matex Inc. and the Abert Family Journal Stock Trust (the latter two of which, including any successor thereto or permitted transferees thereof, we refer to collectively as the Grant family shareholders). On August 22, 2007, the parties entered into an amendment to the shareholders agreement, and on August 12, 2012, the parties entered into a second amendment to the shareholders agreement.

Pursuant to the second amendment, we repurchased all 3,264,000 outstanding shares of our class C common stock, including all rights associated with such shares of class C common stock, in exchange for $6,245,536 in cash and the issuance of 15 unsecured subordinated promissory notes with an aggregate principal amount of $25,598,989 and bearing interest at a rate of 7.25% per annum. The cash payment equaled the amount of the minimum unpaid and undeclared dividend on the class C common stock through August 12, 2012.

The aggregate principal amount of the subordinated notes was determined by multiplying the volume weighted average price of our class A common stock on the NYSE over the five consecutive trading days ending on (and including) August 10, 2012 of $5.75 by the number of fully diluted shares of class C common stock (each class C share was convertible into 1.363970 shares of class A common stock pursuant to our Articles of Incorporation for a total of 4,451,998 shares on a class A-equivalent basis).

Six of the subordinated notes, with an aggregate principal amount of approximately $7.66 million, were paid on September 21, 2012 ($1.34 million) and December 21, 2012 ($6.32 million). One of the subordinated notes, with an aggregate principal amount of $2.0 million, which was due on July 15, 2013, was also prepaid without premium or penalty on December 21, 2012. On September 30, 2013 and 2014, we paid the first two annual installments on the remaining eight subordinated notes. After giving effect to each of these $2.66 million installment payments, the remaining aggregate principal amount of these eight subordinated notes is approximately $10.62 million. The remaining subordinated notes are payable in four equal annual installments on September 30 of each of 2015, 2016, 2017 and 2018, with no prepayment right. Interest on the notes is payable quarterly. One of the remaining subordinated notes, with an original principal amount of $7.62 million, was issued to the Judith Abert Meissner Marital Trust, a beneficial owner of more than 5% of the issued and outstanding shares of our class B common stock. David G. Meissner, a former member of the Board, is a beneficiary and trustee of this trust. An additional three of the remaining subordinated notes, with an original aggregate principal amount of $751,592, were originally issued to trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee. The aggregate cash amount that we paid for the repurchase to the Judith Abert Meissner Marital Trust and the trusts for the benefit of Mr. Meissner’s children in which Mr. Meissner serves or previously served as trustee was $2.04 million.

In connection with our repurchase of the shares of class C common stock, the shareholders agreement terminated, except for certain representations and warranties made by the parties in connection with the repurchase. The class C common stock had rights that included, among others, a minimum dividend, rights to approve strategic transactions or to receive a premium in the event of a strategic transaction, conversion rights, two votes per share, and a right to designate a board nominee.

Index
ITEM 14.	PRINICIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DISCLOSURE

The Audit Committee of the Board appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2014 and our shareholders ratified such appointment at our 2014 Annual Meeting of Shareholders. In 2014, PricewaterhouseCoopers LLP performed an annual audit of our consolidated financial statements for inclusion in our 2014 annual report to shareholders and required filings with the SEC for our fiscal year ended December 31, 2014.

Audit Fees.  The aggregate audit fees billed by PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2014 and December 29, 2013 were $2,711,658 and $757,000, respectively.  Audit fees include fees billed for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act and the Public Company Accounting Oversight Board requirements, the review of quarterly financial statements, statutory and regulatory filings and SEC registration statements.

Audit-Related Fees.  The aggregate audit-related fees billed by PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2014 and December 29, 2013 were $5,000 and $3,000, respectively. Audit-related fees include fees billed for assurance and related services for attest services and consultations concerning financial accounting and reporting matters not classified as audit.

Tax Fees.  The aggregate tax fees billed by PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2014 and December 29, 2013 were $0 and $0, respectively.

All Other Fees.  All other fees for products and services other than those in the above three categories billed by PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2014 and December 29, 2013 were $0 and $0, respectively.

Our Audit Committee does not consider the provision of non-audit services by PricewaterhouseCoopers LLP to be incompatible with maintaining auditor independence.  Pursuant to the provisions of the Audit Committee charter, all audit services and all permitted non-audit services (unless de minimis) provided by our independent auditors, as well as the fees and other compensation to be paid to them, must be approved in advance by our Audit Committee.  All audit, audit-related, tax and other services, if any, provided by PricewaterhouseCoopers LLP during 2014 were approved by our Audit Committee in accordance with 17 CFR 210.2-01(c)(7)(i) and the terms of the Audit Committee charter.

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedule and Exhibits

		Form 10-K Page(s)
(1)	Financial Statements

	Consolidated Balance Sheets at December 31, 2014 and December 29, 2013	58

	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014	59

	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014	60

	Consolidated Statements of Equity for each of the three years in the period ended December 31, 2014	61

	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	62

	Notes to Consolidated Financial Statements	63

	Report of Independent Registered Public Accounting Firms	95

(2)	Financial Statement Schedule for the years ended December 31, 2014, December 29, 2013 and December 30, 2012

	II – Consolidated Valuation and Qualifying Accounts	139

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying “Index to Exhibits” (on pages 141 to 144) are filed, or incorporated by reference, as part of this Annual Report on Form 10-K.

Index
JOURNAL COMMUNICATIONS, INC.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2014, December 29, 2013 and December 30, 2012
(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged to Revenue	Other Additions (Deductions)		Deductions		Balance at End of Year
Allowance for doubtful accounts:
2014	$1,688	$324	$1,594	$-		$1,799	(2)	$1,807
2013	$2,377	$314	$2,042	$-		$3,045	(2)	$1,688
2012	$1,811	$503	$1,964	$346	(1)	$2,247	(2)	$2,377

Deferred income taxes
Valuation allowances on state net operating loss and tax credit carryforwards:
2014	$184	$-	$-	$-		$-		$184
2013	$199	$-	$-	$-		$15	(4)	$184
2012	$57	$-	$-	$195	(3)	$53	(4)	$199

(1)	Includes write off of accounts receivable against the allowance for doubtful accounts of $15 related to the northern Wisconsin community publications sold in 2012, and the addition of $361 related to the NewsChannel 5 Network, LLC purchase in 2012.

(2)	Deductions from the accounts receivable written off, less recoveries, against the allowances.

(3)	Includes state net operating loss and tax credit carryforwards related to the northern Wisconsin community publications sold in 2012.

(4)	Deductions from the valuation allowances on state net operating loss and tax credit carryforwards equal expired, utilized or re-valued state net operating loss and tax credit carryforwards.

Index
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, hereunto duly authorized on March 16, 2015.

JOURNAL COMMUNICATIONS, INC.

By:	/s/ Steven J. Smith
Steven J. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2015:

/s/ Steven J. Smith
Steven J. Smith, Chairman of the Board &
Chief Executive Officer
(Principal Executive Officer)

/s/ Jason R. Graham
Jason R. Graham, Senior Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)

/s/ Marty V. Ozolins
Marty V. Ozolins, Vice President & Corporate Controller
(Principal Accounting Officer)

/s/ David J. Drury
David J. Drury, Director

/s/ Jonathan Newcomb
Jonathan Newcomb, Director

/s/ Mary Ellen Stanek
Mary Ellen Stanek, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Jeanette Tully
Jeanette Tully, Director

/s/ Dean Blythe
Dean Blythe, Director

Index
JOURNAL COMMUNICATIONS, INC.
INDEX TO EXHIBITS

Exhibit Number	Description

(2.1)
Master Transaction Agreement, dated as of July 30, 2014, among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Desk NP Operating, LLC, Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Boat NP Newco, Inc. (incorporated by reference to Exhibit 2 to Journal Communications, Inc.’s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).+

(2.2)
Purchase Agreement, dated as of August 31, 2012, by and among Landmark Television, LLC and Journal Broadcast Group, Inc., and joined for certain limited purposes by Journal Broadcast Corporation, Journal Communications, Inc. and Landmark Media Enterprises, LLC (incorporated by reference to Exhibit 2 to Journal Communications, Inc.’s Current Report on Form 8-K dated August 31, 2012 [Commission File No. 1-31805]).+

(3.1)
Amended and Restated Articles of Incorporation of Journal Communications, Inc., as amended through June 30, 2006 (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated June 30, 2006 [Commission File No. 1-31805]).

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

(10.1)
Employee Matters Agreement, dated as of July 30, 2014, among The E. W. Scripps Company, Desk Spinco, Inc., Desk NP Operating, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

(10.2)
Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

Index
(10.3)
Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Boat NP Newco, Inc. (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated July 30, 2014 [Commission File No. 1-31805]).

(10.4)
Journal Communications, Inc. Annual Management Incentive Plan, amended and restated as of February 9, 2009 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.5)
Journal Communications, Inc. Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.6)
Journal Communications, Inc. Supplemental Benefit Plan, amended and restated as of January 1, 2008  (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 12, 2007 [Commission File No. 1-31805]).*

(10.7)
Journal Communications, Inc. 2003 Employee Stock Purchase Plan, as amended and restated through December 8, 2009 (incorporated by reference to Exhibit 10.6 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 27, 2009 [Commission File No. 1-31805]).*

(10.8)
Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2004 [Commission File No. 1-31805]).*

(10.9)
Amendment to the Journal Communications, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.10)
Form of Stock Appreciation Rights Agreement for Fixed Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.11)
Form of Stock Appreciation Rights Agreement for Escalating Price Stock Appreciation Rights under the Journal Communications, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Current Report on Form 8-K dated February 13, 2007 [Commission File No. 1-31805]).*

(10.12)
Amended and Restated Employment Agreement, as amended and restated effective as of December 15, 2010, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).*

(10.13)
Amendment to Amended and Restated Employment Agreement, effective as of March 19, 2012, between Journal Communications, Inc. and Steven J. Smith (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.14)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Elizabeth Brenner (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.15)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Mary Hill Taibl (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended September 26, 2010 [Commission File No. 1-31805]).*

(10.16)
Change in Control Agreement, as amended and restated effective as of October 11, 2010 between Journal Communications, Inc. and Andre J. Fernandez (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Current Report on Form 8-K dated October 11, 2010 [Commission File No. 1-31805]).*

Index

(10.17)
Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Jason R. Graham (incorporated by reference to Exhibit 10.1 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014 [Commission File No. 1-31805]).*

(10.18)
Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Deborah F. Turner (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014 [Commission File No. 1-31805]).*

(10.19)
Change in Control Agreement dated as of May 8, 2014 between Journal Communications, Inc. and Steven H. Wexler (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014 [Commission File No. 1-31805]).*

(10.20)
Journal Communications, Inc. 2007 Omnibus Incentive Plan, as amended and restated effective February 7, 2011 (incorporated by reference to Exhibit 10.24 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.21)
Form of Time-Based Restricted Stock Award Certificate, with dividends that accrue until vesting, under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.22)
Form of Time-Based Restricted Stock Award Certificate, with dividends payable prior to vesting, under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.23)
Form of Fixed-Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.24)
Form of Escalating Price Stock Appreciation Rights Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.25)
Form of Non-Statutory Stock Option Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 26, 2010 [Commission File No. 1-31805]).*

(10.26)
Form of Fully Vested Stock Award Notice under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to Journal Communications, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 22, 2007 (Reg. No. 333-143146)).*

(10.27)
Form of Stock Settled Stock Appreciation Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.28)
Form of Stock Settled Stock Appreciation Award Certificate with Retirement Accelerated under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 25, 2011 [Commission File No. 1-31805]).*

(10.29)
Form of Performance Unit Award Certificate under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

(10.30)
Form of Performance Unit Award Certificate with Retirement Acceleration under the Journal Communications, Inc. 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Journal Communications, Inc.’s Quarterly Report on Form 10-Q for the period ended March 25, 2012 [Commission File No. 1-31805]).*

Index
(10.31)
Journal Communications, Inc. Non-Employee Director Compensation Policy, as amended February 12, 2013.  (incorporated by reference to Exhibit 10.25 to Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 30, 2012 [Commission File No. 1-31805]).*

(10.32)
Journal Communications, Inc. Compensation Recoupment Policy, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to Journal Communications, Inc.’s Current Report on Form 8-K dated December 15, 2010 [Commission File No. 1-31805]).

(10.33)
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

(32)
Certification of Steven J. Smith, Chairman and Chief Executive Officer and Jason R. Graham, Senior Vice President of Finance and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Journal Communications, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 29, 2013; (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014; (iv) the Consolidated Statements of Equity for each of the three years in the period ended December 31, 2014; (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014; and (vi) Notes to Consolidated Financial Statements, furnished herewith.

+ The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Securities and Exchange Commission upon request.

*Denotes a management or compensatory plan or arrangement.